Form 10-K
period 1996-12-31
TMP WORLDWIDE INC
filed 1997-03-28
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        COMMISSION FILE NUMBER 000-21571
                            ------------------------

                               TMP WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

                  DELAWARE                                      13-3906555
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

              1633 BROADWAY, 33RD FLOOR, NEW YORK, NEW YORK 10019
                    (Address of principal executive offices)

                                 (212) 977-4200
              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137,734,000 as of the close of business on March 17, 1997.

    The number of shares of Common Stock, $.001 par value, outstanding as of March 17, 1997 was 23,395,938.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 30, 1997, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications and technology company that provides comprehensive, individually tailored advertising services including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products. The Company is the world's largest yellow page advertising agency and a large recruitment advertising agency. In 1995, the Company began marketing Internet-based services as extensions of its core businesses and has become a growing provider of Internet content. The Company's clients include more than 70 of the Fortune 100 and more than 240 of the Fortune 500 companies. The Company's growth strategy is to continue to actively pursue consolidation opportunities in its core advertising businesses and to leverage its client base and its approximately 1,500 sales, marketing and customer service personnel to expand its Internet-based businesses. For the year ended December 31, 1996, the Company's gross billings were $749.5 million, commissions and fees were $162.6 million, pro forma net income was $2.4 million and EBITDA was $26.2 million.(1)

    TMP is the world's largest yellow page advertising agency, generating approximately $435 million in gross billings for the year ended December 31, 1996. TMP is also a large recruitment advertising agency, generating approximately $308 million in gross billings for the same period. With approximately 30% of the national accounts segment of the U.S. yellow page advertising market, TMP is approximately three times larger than its nearest competitor, based on gross billings. A substantial part of the Company's growth has been achieved through acquisitions. From January 1, 1993 through December 31, 1996, TMP completed 39 acquisitions which have estimated annual gross billings of $400 million.(2) In 1997, through March 15, the Company completed two acquisitions with estimated annual gross billings of $53.9 million. The Company believes additional acquisition opportunities exist, particularly in the recruitment advertising and Internet markets and intends to continue its strategy of making acquisitions which relate to its core business.

------------------------

(1) As used in this Report, "gross billings" refers to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. The Company, which operates in one business segment, earns commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. In addition, the Company earns fees for the placement of advertisements on the Internet, including its career Web sites. Pro forma net income is net income after adjusting for (i) a non-cash, non-recurring charge of $52.0 million that reflects the value of shares issued in connection with the acquisitions of minority interests in predecessors of the Company and (ii) a non-cash, non-recurring charge of $2.6 million that reflects the value of stock issued upon the exercise of a warrant in connection with the Company's initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1996 compared to the year ended December 31, 1995" and Notes 1 and 7 to the Company's Consolidated Financial Statements. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

(2) Gross billings with respect to companies acquired by the Company refer to the Company's estimate of the acquired companies' annual gross billings.

    TMP has created innovative solutions to assist its clients in capitalizing on the growing awareness and acceptance of the Internet. For its recruitment advertising clients, TMP has developed interactive career hubs which can be accessed by individuals seeking employment via the Internet on a global basis. The Company has several career hubs, including The Monster
Board,-Registered Trademark- Online Career Center-SM-, Be the Boss-SM- and MedSearch-SM-, which collectively contain over 35,000 job listings. In 1996, the Company began marketing its Dealer Locator service to yellow page clients. Dealer Locator provides clients with the ability to create Web pages for their local offices, franchisees or dealers. Potential customers can then access these pages on the Internet by zip code or other key word searches.

INDUSTRY OVERVIEW

    THE YELLOW PAGE ADVERTISING MARKET. Yellow page directories have been published in the U.S. since at least the 1890's and, traditionally, have been published almost exclusively by telephone utilities. In the early 1980's, due in part to telephone deregulation, independent companies began publishing an increasing number of directories. Currently, approximately 7,000 yellow page directories are published annually by 200 publishers and, in the U.S., many cities with populations in excess of 80,000 are served by multiple directories. The percentage of adults who use the yellow pages has remained relatively constant over the last ten years at over 56%, and such readers consult the yellow pages approximately two times weekly. Accordingly, yellow page directories continue to be a highly effective advertising medium. For example, the Company believes that approximately 70% of Ryder's consumer truck rental customers consulted yellow page directories prior to renting trucks.

    For the year ended December 31, 1996, total spending on yellow page advertisements in the U.S. was $10.8 billion. Of this amount, approximately $9.3 billion was spent by local accounts and approximately $1.5 billion was spent by national accounts. "Local" and "national," as those terms are used in the yellow page industry, refer to whether an advertisement is solicited by a yellow page publisher's own sales staff or is placed by an advertising agency and meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories.

    The national account market consists of companies which sell products or services in multiple markets and is the market in which TMP competes. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national yellow page advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 1996, the market grew at a compound average rate of approximately 4.8%.

    THE RECRUITMENT ADVERTISING MARKET. Recruitment advertising consists primarily of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1990 through 1995, the U.S. market grew at a compound annual growth rate of approximately 11.5%. Classified readership by job seekers has remained constant over the last ten years and approximately 85% of companies use newspapers to attract potential employees. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which "brand" a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 1996, total spending on advertisements in North America in the recruitment classified advertisement section of newspapers was approximately $4.5 billion. Agencies which place recruitment advertising are paid commissions generally equal to 15% of recruitment advertising gross billings.

    INTERNET. The Internet has rapidly grown from a network connecting a limited number of government, research and educational institutions to a global medium accessed by millions of users to communicate and exchange information. Growth in the Internet has been fueled by an increasing usage of personal computers at home and in the workplace, improvements in the performance and speed of personal computers and modems, improvements in network infrastructure, enhanced ease of access to the Internet provided by service providers, consumer-oriented on-line services and long-distance telephone companies, emergence of standards for Internet navigation and information access, declining costs of Internet service due to increased competition among access providers and increased awareness of the Internet among businesses and consumers. Growth in Internet usage by non-technical users in particular has also been fueled by the emergence of the Web which makes use of browser technology and simplifies the retrieval and transmission of information.

    As the Internet has become more accessible, functional and widely used by consumers and businesses, its commercial potential has grown. The Internet is emerging as a medium through which businesses can interactively inform, educate, entertain and conduct business with millions of individuals. Thousands of companies have created corporate Web sites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, and accessed by users at any time.

TMP'S YELLOW PAGE BUSINESS

    TMP entered the yellow page business in 1967 and has grown to become the largest yellow page advertising agency both in the world and in the U.S. based on gross billings. For the year ended December 31, 1996, the Company had worldwide yellow page gross billings of approximately $435 million. With approximately 30% of the U.S. national yellow page market, TMP is approximately three times larger than its nearest competitor, based on gross billings. The Company's growth in yellow pages has been driven in part by acquisitions. Since January 1, 1993, TMP has completed five yellow page business acquisitions and intends to continue to pursue acquisitions as a part of its overall growth strategy.

    CREATING AND PLACING YELLOW PAGE ADVERTISEMENTS. There are currently approximately 7,000 yellow page directories in the U.S. Each has a separate closing date for accepting advertisements and one or more of these closings occur on every working day of the year. The steps involved in placing an advertisement are numerous and can take as long as nine months.

    The first step in the process is the formulation of the advertising program's creative elements including illustrations, advertising copy, slogans and other elements which are designed to attract a potential customer's attention. To assess the effectiveness of a proposed campaign, TMP generally undertakes extensive research to determine which alternatives best reach the client's target market. This research typically includes focus group testing and the running of split-run advertisements. Focus group testing involves forming groups of potential customers and gauging their reaction to a variety of potential advertisements. Split-run testing measures the results of specific campaigns by placing more than one version of an advertisement in various editions of the same yellow page directory. By using multiple phone numbers and various monitoring methods, the Company can then determine which advertisements generate the most effective response.

    After designing an advertising program, TMP creates a media plan which cost-effectively reaches the client's customer base. The Company analyzes targeted directories to determine circulation, rate of usage and demographic profile. It then recommends advertisements ranging from a full page to as little as a one line listing. For some of the Company's larger yellow page clients, advertisements are placed in over 2,000 directories.

    To ensure client satisfaction, TMP maintains an extensive quality control program. Account teams have frequent in-person client contact as well as formal annual creative reviews. The Company also solicits feedback through client interviews, written surveys and other methods consisting of focus groups made up of yellow page users and yellow page user pollings. The principal aims of this program are client retention and sales growth. TMP believes that its focus on customer service has enabled it to maintain its client retention rate, year to year, in excess of 90%.

    In addition to traditional advertising, the Company offers selected yellow page clients a variety of value-added services ranging from managing the maintenance and installation of telephone lines for branch locations to the staffing and operation of fulfillment centers which respond to toll-free calls requesting product brochures and other information. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate TMP into client processes for the mutual benefit of both parties.

    TMP earns commissions from yellow page advertising paid by directory publishers, which results in an effective commission rate to the Company of approximately 20% of yellow page gross billings.

    CLIENTS. TMP has over 2,100 yellow page clients, virtually all of whom determine the content of their advertising programs on a centralized basis. Placement of the advertising, however, requires an extensive local selling and quality control effort because many of TMP's clients are franchisors or manufacturers who are dependent upon franchisees or independent dealers for distribution. The participation of franchisees and dealers in the yellow page program is discretionary and must be solicited at the local level. As an example of the scale of this task, TMP visited approximately 80% of the over 1,800 Midas shops owned by over 600 franchisees while executing the 1996 Midas yellow page program.

    To implement this local effort, TMP has a yellow page sales, marketing and customer service staff of approximately 680 people. TMP believes this staff and its database of client branch locations, franchisees and dealers are critical in marketing its services to potential new clients and in marketing and executing its new Internet-based service offerings.

    The following are some of TMP's larger yellow page accounts:

Beneficial Management          ITT Industries Inc.            Sears, Roebuck & Co.
  Corporation                  Kohler Co.                     ServiceMaster L.P.
Bridgestone/Firestone Inc.     Mailboxes, Etc.                Sharp Electronics Corp.
Columbia/HCA Healthcare        MCI Telecommunications         Siemens Rohm--AG
  Corp.                        Corporation                    Communications
Culligan International         Midas International            Terminix International L.P.
Company                          Corporation                  United Van Lines, Inc.
Ford Motor Company             Pizza Hut Inc.                 York Heating and Air
Hallmark Cards, Inc.           PRIMESTAR Partners L.P.        Conditioning
H&R Block Tax Services Inc.    Ryder

    No account represents more than 5% of the Company's yellow page commissions and fees.

    INTERNET-BASED SOLUTIONS FOR YELLOW PAGE ADVERTISING CLIENTS. To complement the broad reach and penetration of yellow page advertising, the Company has recently begun to offer its clients an Internet-based solution called Dealer Locator. In creating a Dealer Locator program, the Company typically creates a home page for each franchise or dealer location and links it to the client's corporate Web site. Internet users can then retrieve information on a specific location such as directions to, or a map of, such location, hours of operation and potentially other information such as sale items and other special offers. Dealer Locator is designed to provide an additional source of customer flow to TMP's clients while, through linkage to the corporate Web sites, reinforcing the desired brand imagery. TMP charges clients who utilize the Dealer Locator product an up-front fee for the development of each individual home page as well as an annual maintenance fee thereafter.

    The Company believes its pre-existing relationships with yellow page clients is a key competitive advantage in marketing Dealer Locator. The Company maintains databases containing the address, telephone number and contact person for each of its accounts and, in addition, the Company's sales and marketing staff personally visits most of its accounts at least annually. The Company believes that these databases and personal relationships when combined with TMP's knowledge of its client's businesses will position TMP to capitalize on its marketing Internet-based products. The Company began marketing Dealer Locator in June 1996.

    The Company believes that Internet services must be interactive in order to maintain or expand their rate of usage. Dealer Locator was designed to be as interactive as the user desires. For example, using Dealer Locator which the Company created for Midas International Corporation, a user can retrieve pertinent information about the nearest Midas location or, alternatively, the user can learn to diagnose certain car problems, learn about the history of Midas or learn about Midas products. In addition, Midas' Dealer Locator has an e-mail function which enables Midas to respond to customers' questions and comments. The Company is researching other ways to make Dealer Locator even more interactive.

TMP'S RECRUITMENT ADVERTISING BUSINESS

    TMP entered the recruitment advertising business in 1993 with the acquisition of Bentley, Barnes & Lynn, Inc. and has grown both through acquisitions and internally. Through March 17, 1997, the Company has acquired 32 recruitment advertising agencies. For the year ended December 31, 1996, TMP had recruitment advertising gross billings of $308.1 million. In addition to its 54 offices in the United States, the Company has 24 locations outside the United States. The Company also maintains relationships with 24 agencies throughout the world, further enhancing the Company's ability to reach qualified job candidates. As a full service agency, TMP offers its clients comprehensive recruitment advertising services including creation and placement of classified advertising, development of employer image campaigns, creation of collateral materials such as recruiting brochures and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. The Company specializes in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates.

    CREATING AND PLACING THE ADVERTISEMENT. The Company's task in formulating and implementing a global recruitment advertising program is to design the creative elements of the campaign and to select the appropriate media and/or other recruitment methods. This is done in the context of the client's staffing parameters which generally include skill requirements, job location and advertising budget. In addition, while executing a given campaign, TMP will often undertake basic research with respect to demographic profiles of selected geographic areas to assist the client in developing an appropriate overall strategy.

    The Company has historically found that the strongest recruitment advertising campaigns "brand" the client's image, demonstrate the client's unique selling points and stress the client's employee benefits and corporate culture. Effectively differentiating one employer from another has become particularly important in the technology and healthcare sectors where there is an acute shortage of qualified job candidates. The success of the campaign may depend on whether an organization is seen as sufficiently distinct from its competitors.

    After completing the design of an advertisement's creative elements, the Company develops an appropriate media plan. Typically, a variety of media is used, including newspapers, trade journals, the Internet, billboards, direct mail, radio and television. If the Company recommends use of newspapers, it may recommend certain newspapers or editions of a particular newspaper which are targeted to a specific demographic segment of the population. TMP may also recommend a variety of advertisement sizes and vary the frequency with which an advertisement appears.

    After an advertisement is placed, the Company conducts extensive customer analysis to assure satisfaction, including monitoring the effectiveness of the chosen media. As an example, for a transportation client, TMP analyzed cost-per-response, cost-per-application and cost-per-hire data for over a dozen media vehicles running in approximately 30 markets in an effort to determine the return on investment of each media vehicle. TMP's recruitment advertising division also maintains a quality assurance program for its larger clients which provides services similar to those provided to the Company's yellow page clients.

    The Company receives commissions generally equal to 15% of recruitment advertising gross billings. The Company also earns fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billings.

    CLIENTS. The Company has more than 2,500 recruitment advertising clients. The Company believes that an important component of its growth in recruitment advertising is working with clients in high growth industries and in industries with high employee turnover rates. The following are some of TMP's larger recruitment advertising clients:

Abbott Laboratories           Genentech Inc.                Kohl's Corp.
Bank America Corp.            Good Guys Inc.                Motorola Inc.
Cigna Corp.                   International Business        Nike Inc.
Compaq Computer Corp.           Machines Corp.              Office Max Inc.
Darden Restaurants Inc.       J.B. Hunt Transport Services  Pizza Hut Inc.
Dean Witter Reynolds, Inc.      Inc.                        Price Waterhouse LLP
Federated Department Stores   Kaiser Permanente/Kaiser      Sun Microsystems Inc.
  Inc.                          Foundation Health Plan      Target Stores Inc.
Gateway 2000                    Inc.                        Vencor, Inc.

    The Company is leveraging its size and service offerings to attract new and larger clients. No account represents more than 5% of the Company's recruitment advertising commissions and fees.

    INTERNET-BASED SOLUTIONS FOR RECRUITMENT ADVERTISING CLIENTS. To complement the broad reach and penetration of print recruitment advertising, the Company offers its clients Internet-based solutions to meet their recruitment needs. The Company has several career hubs including The Monster
Board-Registered Trademark-, Online Career Center-SM-, Be the Boss-SM- and MedSearch-SM-. Each of these Web sites consists of a database of job and resume listings and a variety of other value added features. Collectively, TMP's career hubs contain more than 35,000 job postings. The Company intends to continue to build and expand its portfolio of product offerings through both internal development and acquisitions.

    Based on its experience with its clients, the Company believes that only 20% to 30% of open job positions are advertised using traditional print media. It is the Company's belief that on-line solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, on-line advertising is extremely cost effective when compared to other traditional recruitment methods. TMP intends to aggressively pursue this market by leveraging its relationships with its existing clients and by using its portfolio of on-line services to attract new accounts. TMP's Internet recruitment services have been actively marketed since May 1995 and as of March, 1997 are generating approximately $1.0 million in monthly revenue.

    The Monster Board-Registered Trademark- (HTTP://WWW.MONSTER.COM), launched in April 1994, was rated by Communications Week (June 10, 1996 edition) as the premier career oriented Web site in terms of its search and responding capabilities. It was also one of the first 1,000 commercial Web sites out of the more than 300,000 which currently exist. As of December 31, 1996, The Monster Board-Registered Trademark- listed approximately 15,000 jobs offered by approximately 3,000 employers, and clients of The Monster
Board-Registered Trademark- include Nike, Blockbuster Entertainment Inc., BBN Planet, CompuServe, Deloitte & Touche, and USA Today. According to Nielson Media Research Internet Profiles Corporation, The Monster Board-Registered Trademark-averaged approximately 24,000 visits daily (the gross number of occasions on which a user looked up a site) in January, 1997 with the average length of each visit exceeding thirteen minutes. Users of The Monster
Board-Registered Trademark- can search for employment opportunities three ways. Monster Search-TM- utilizes intuitive scrollbar functionality to access the full Monster Board-Registered Trademark- database according to location, discipline, company and job title. Keyword Search allows a user to enter specific keywords to match skills, job titles or other requirements and Monster NewsSearch employs Verity-TM- technology to search over 40 Usenet Newsgroups on the Internet which deliver over 50,000 additional job opportunities. Job seekers can post their resume into the database free of charge, enabling them to easily transmit their resume to prospective employers electronically. The Monster
Board-Registered Trademark- currently contains over 70,000 resumes and attracts on average over 10,000 new resumes per month.

    Online Career Center-SM- (HTTP://WWW.OCC.COM) ("OCC") is the Internet's earliest career site, originating in late 1992 when a group of U.S. corporations developed an employment database. Launched in April 1993, OCC is designed to provide corporate recruiters and job-seekers with efficient and easy-to-use search software. OCC enters into subscription based agreements with member companies and functions as a central Internet recruitment and human resources management service. OCC maintains a Member Services Department which assists corporate users during business hours. As with The Monster
Board-Registered Trademark-, job seekers can place their resumes on-line. OCC currently lists more than 20,000 jobs for a broad client base including Allied Signal, Andersen Consulting, Eli Lilly and Co., Levi Strauss & Co., Smith Barney and Viacom. OCC is designed for users who prefer Web sites which are more direct with fewer ancillary features. Its value-added services include career assistance, a self-help career information section for applicants, recruiter's office, which provides resource information for corporate recruiters, on-campus, a link to over 700 colleges and universities nationwide, and membership opportunities for contractors, agencies and search firms. OCC's pricing structure is membership-based rather than volume-based, consistent with its "less frills" market positioning.

    MedSearch-SM- (HTTP://WWW.MEDSEARCH.COM) is a leading Internet Web site for the healthcare industry. Launched in May 1994, MedSearch-SM- attracts healthcare professionals and many of North America's largest health care providers, including Duke University Medical Center, Henry Ford Health System, Johns Hopkins Hospital, Kaiser Permanente, Mayo Clinics & Hospitals, Vencor, Inc., Massachusetts General Hospital and Brigham & Women's Hospital. MedSearch-SM-offers detailed employer profiles, resume postings, discussion groups, career and industry information, and direct links to numerous healthcare resources on the Internet. MedSearch-SM- provides access to job listings which can be searched by location, category, title, employer and key word. Beyond the core business functions of jobs, resumes and employer profiles, MedSearch-SM-provides outplacement information and a physician locator.

    Be the Boss-SM- (HTTP://WWW.BETHEBOSS.COM/BTB) focuses on the growing franchising industry. Be the Boss-SM- users can search for current franchise opportunities on-line and apply directly to franchisors using a franchisor-customized questionnaire. Franchisor profiles allow users to learn more about today's top franchise companies such as The Athlete's Foot, Subway and 7-Eleven. In addition, Be the Boss-SM- provides extensive resources to the prospective franchisee including sound clips and articles on franchising, interactive financial worksheets and links to other entrepreneurs' resources on the Web. Be the Boss-SM- also includes a comprehensive directory of franchises worldwide.

    TMP has also developed private label applications of its interactive recruitment products. For example, the Company adapted The Monster Board-Registered Trademark-technology to create a database of jobs for Fidelity

Investments which resides, through a hyper-link, on the Fidelity home page. The search features have the look and ease of use associated with The Monster Board-Registered Trademark- while appearing to the user as a seamless part of the Fidelity site. TMP intends to continue to market private label products as a way to increase the scale of its databases.

    To differentiate its on-line products, the Company has focused on segmenting the user market place. For example, The Monster Board-Registered Trademark- is TMP's premium general recruitment product and is therefore populated with a variety of value-added features including:

        ROAR. A segment of The Monster Board-Registered Trademark- targeted to the college and entry-level job seekers. Roar offers young professionals the opportunity to conduct an entry-level career search, access the latest career and lifestyle trends, pose career-related questions, and enter into on-line discussions with their peers.

        HR1. HR1 is an interactive forum which provides Human Resources professionals with the ability to catch up on the latest industry trends, network with colleagues through on-line discussions, learn about pertinent associations and educational offerings, and review current Human Resources opportunities.

        CEO EXCHANGE. CEO Exchange is an executive resource featuring interviews with leading CEO's, on-line discussions, and strategies to approach typical issues or dilemmas. CEO Exchange also offers an executive level career search.

        CAREER CENTER. This employment resource features interviewing and resume tips, career fair listings, important career links and a career counselor to respond to questions submitted by users.

    In addition to market segmentation, the Company intends to differentiate its products by tailoring them to specific geographic areas and by branding them using both traditional advertising media and the Internet. To date, The Monster Board-Registered Trademark- has been tailored to reflect the local customs and terminology of the U.S., Canada, the United Kingdom and Australia. In March 1996, the Company began to execute a media plan aimed at branding The Monster Board-Registered Trademark-.

    To attract the maximum amount of volume to its Web sites, TMP intends to continue to develop additional value-added content while developing strategic alliances with other on-line content providers. The Company's current strategic alliances center on The Monster Board-Registered Trademark- and include:

        THE GARTNER GROUP. The Gartner Group is the leading provider of independent research, analysis and advisory services to the information technology industry. In August 1996, The Monster Board-Registered Trademark-became the official career hub for Gartner Group's Web site @vantage.com. Individuals who access this site can therefore directly access The Monster Board-Registered Trademark- database through a hyper-link. The interface has the same functionality and ease of use of The Monster
    Board-Registered Trademark-. This arrangement was established on a co-branded basis such that users will see the logos of both The Monster Board-Registered Trademark- and the Gartner Group. This alliance serves to continue to reinforce The Monster Board's brand equity while driving volume to The Monster Board-Registered Trademark-'s jobs database.

        ADVERTISING AGE. The Ad Age Group is a strong marketing partner with the following leading publications: Advertising Age, Advertising Age International, Business Marketing and Creativity, as well as Ad Age's Web site, AdAge.com (http://adage.com). In January, 1997, TMP created a co-branded career service known as The Advertising Age/The Monster Board-Registered Trademark- Job Bank. This alliance permits the Company to grow its jobs database, while segmenting into narrow market niches.

        ZIFF DAVIS INTERACTIVE'S ZDNET. Ziff Davis is a leading publisher of magazines for the computer industry. In August 1995, TMP entered into an agreement with Ziff Davis Interactive to use The Monster
    Board-Registered Trademark- as the official job site for the Ziff Davis Interactive's ZDNet Web site. Unlike co-branded alliances, however, this was structured as a private label application. Therefore, the site has the functionality of The Monster Board-Registered Trademark-, while appearing to be a seamless component of the host site.

        RESTRAC, INC. Restrac, Inc. is the leading provider of software used to automate the recruitment, selection, and placement of an organization's workforce. Restrac, Inc.'s software is licensed by 450 organizations with over 4,000 users. Imbedded in Restrac, Inc.'s software is an automatic download feature whereby job postings can be fed directly into The Monster Board-Registered Trademark-. Further, resumes posted on The Monster Board-Registered Trademark- can be downloaded directly into Restrac, Inc. This alliance significantly streamlines TMP's interface with its clients who utilize Restrac, Inc.'s software, further enhancing the cost effectiveness of The Monster Board-Registered Trademark-.

    The Monster Board-Registered Trademark- utilizes Sun Microsystem's high-end Sparc workstations (Sparc 1000's, Super Sparcs, Ultra Sparcs) to provide commercial-grade Web service to an expanding Internet user-base. The Monster Board-Registered Trademark- is currently co-located at BBN Planet and connected to a 10 megabit/second feed. An Oracle-TM- database is incorporated to store resumes and jobs. Oracle-TM- also allows The Monster Board-Registered Trademark-to take advantage of agent technology, which allows enhanced user interaction, personalization and passive, independent data searches which the user can customize and view the next time they log on to the site. An Open Market-TM-server is installed to ensure the speed and reliability of The Monster Board-Registered Trademark- and to add the ability to handle encrypted credit card transactions over the Web.

SALES AND MARKETING

    TMP has over 1,500 employees focused on its sales, marketing and customer service efforts world-wide. The Company has divided its sales, marketing and customer service staff into two groups: (i) new business generation (approximately 150 employees) and (ii) existing client relationships maintenance and improvement (approximately 1,400 employees). In 1996, the Company won 73 new clients with estimated annual gross billings of approximately $30 million. Within each group, TMP maintains separate sales and marketing staffs for its yellow page advertising business, recruitment advertising business and Internet business. In addition to specializing by product, each group undertakes a cross-selling effort of TMP's other products as appropriate. The Company's Internet sales staff has targeted its yellow page and recruitment advertising clients to capitalize on the interactivity and additional services that its Internet products can cost effectively provide such clients. In addition to pursuing cross-selling opportunities within TMP's existing client base, each product sales force also designs targeted selling campaigns for non-TMP clients. TMP's clients have a marketing manager who works closely with the client to develop and design the appropriate marketing and advertising campaign. The customer service representatives work closely with the marketing manager and the client to implement the marketing and advertising campaign, evaluate the effectiveness of the campaign and monitor client satisfaction levels.

    The Company's clients include more than 70 of the Fortune 100 companies and more than 240 of the Fortune 500 companies. No one client accounts for more than 5% of the Company's annual commissions and fees. The Company has 50 sales, marketing and customer service offices located in the United States and 24 offices in the rest of the world. The Company also maintains relationships with 24 international recruitment advertising agencies throughout the world, further enhancing the Company's ability to reach qualified job candidates.

COMPETITION

    The markets for the Company's services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies and accelerate job completion schedules.

    The Company faces competition from a number of sources. These sources include national and regional advertising agencies, media companies, as well as specialized and integrated marketing communication firms. Many advertising agencies and media companies have started to either internally develop or acquire new media capabilities. New boutiques that provide integrated or specialized services (such as advertising services or Web site design) and are technologically proficient, especially in the new media arena, are also competing with the Company. Many of the Company's competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than the Company. In addition, the Company's ability to maintain its existing clients and generate new clients depends to a significant degree on the quality of its services, pricing and its reputation among its clients and potential clients.

    TMP believes that its five largest competitors in the recruitment advertising segment are Bernard Hodes Advertising, Inc., a subsidiary of Omnicom, Nationwide Advertising Service, Inc., controlled by the Gund Brothers, Austin Knight, JWT Specialized Communications, a subsidiary of the WPP Group USA, Inc., and Universal Communications, a subsidiary of The Interpublic Group of Companies, Inc. The Company also competes with hundreds of Internet content providers.

INTELLECTUAL PROPERTY

    The Company's success and ability to compete is dependent in part on the protection of its original content for the Internet and on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights. The Company relies on copyright laws to protect the original content that it develops for the Internet. In addition, the Company relies on federal trademark laws to provide additional protection for the appearance of its Internet sites. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for the Company's original content. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to the Company.

    The Company has registered "The Monster Board-Registered Trademark-." The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities.

    The Company relies on trade secret and copyright laws to protect the proprietary technologies that it has developed to manage and improve its Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. The Company has filed patent applications with respect to certain of its software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage for the Company. In addition, the Company relies on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing its Internet sites and providing related services to users and advertising customers. The Company's ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that the Company may be required to license from third parties. There can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on the Company's business, financial condition and operating results.

    Policing unauthorized use of the Company's proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford the Company little or no effective protection of its intellectual property. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that the Company's use of certain technologies violates a patent. The Company anticipates an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with its Internet content. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements or prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

    As an advertising agency which creates and places print and Internet advertisements, the Company is subject to Sections 5 and 12 of the Federal Trade Commission Act (the "FTC Act") which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies such as TMP are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising created by TMP was found to be false, deceptive or misleading, the FTC Act could potentially subject the Company to liability. The fact that the FTC has recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against the Company.

    As a provider of Internet content, the Company is subject to the provisions of the recently enacted Communications Decency Act (the "CDA"), which, among other things, imposes criminal penalties on anyone that distributes certain prohibited material over the Internet. Although the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot yet be fully determined, the CDA could subject the Company to substantial liability. The CDA could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, therefore, have a material adverse effect on the Company's business, financial condition or operating results. It is also possible that new laws and regulations will be adopted covering issues such as privacy, copyright infringement, subject matter and the pricing, characteristics and quality of Internet products and services. Application to the Internet of existing laws and regulations governing issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty.

    There can be no assurance that the CDA or other current or new government laws and regulations, or the application of existing laws and regulations will not subject the Company to significant liabilities, significantly dampen growth in Internet usage, prevent the Company from offering certain Internet content or services or otherwise cause a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

    At February 28, 1997, the Company employed 2,200 people, of whom 1,450 were client services personnel, 160 were sales and marketing personnel and 300 were creative and graphics personnel. The remainder of the Company's personnel are financial and administrative personnel. The Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as excellent.

COMPANY HISTORY

    The Company is the successor to the businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI") and McKelvey Enterprises, Inc. and subsidiaries, the chief executive officer of which was Andrew J. McKelvey. On December 9, 1996, Old TMP merged into McKelvey Enterprises, Inc. Thereafter, WCI merged into McKelvey Enterprises, Inc. McKelvey Enterprises, Inc. then merged into Telephone Marketing Programs Incorporated. Such mergers are collectively referred to as the "Mergers." In addition, Mr.McKelvey sold or contributed his interest in five other entities to the Company. Pursuant to the Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc. All historical financial data contained herein reflects the historical financial data of Old TMP, WCI, McKelvey Enterprises, Inc. and the other entities. In December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 652,592 shares of Common Stock in such offering. The net proceeds to the Company of the offering were used to repay debt and to redeem preferred stock.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

NAME                              AGE                              POSITION
----------------------------      ---      ---------------------------------------------------------
Andrew J. McKelvey..........          62   Chairman of the Board, President and Director
Thomas G. Collison..........          57   Vice Chairman and Secretary
David A. Hosokawa...........          53   Vice Chairman
Paul M. Camara..............          49   Executive Vice President--Creative/Sales/Marketing
Jeffrey C. Taylor...........          36   Executive Vice President--Interactive
James J. Treacy.............          39   Executive Vice President--Finance and Strategy
Roxane Previty..............          37   Chief Financial Officer
Bernice M. Hazell...........          42   Senior Vice President--Client Service
V. Miller Newton............          37   Senior Vice President--Sales and Marketing
Myron F. Olesnyckyj.........          35   Vice President--General Counsel
George R. Eisele............          60   Executive Vice President of TMP Worldwide Direct and
                                           Director

    ANDREW J. MCKELVEY founded the Company in 1967, and has served as Chairman of the Board and President since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Pages Publishers Association and the Association of Directory Marketing from 1994 through September 1996.

    THOMAS G. COLLISON joined the Company in February 1977 as Controller. Subsequently, he was named Vice President--Finance; Senior Vice President; Executive Vice President and Chief Financial Officer and, in March 1996, Vice Chairman. Mr. Collison received a B.S. from Fordham University.

    DAVID A. HOSOKAWA joined the Company in November 1991 as Chief Executive Officer and, prior thereto, was a consultant to the Company for four years. He was named to his current position in April 1996. Mr. Hosokawa has a B.A. from St. Olaf College.

    PAUL M. CAMARA joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. He was named to his current position in April 1996. Mr. Camara received a B.A. from the University of Massachusetts--Dartmouth.

    JEFFREY C. TAYLOR joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Board-Registered Trademark- in April 1994. He attended the University of Massachusetts.

    JAMES J. TREACY joined the Company in June 1994 as chief executive officer of the recruitment division. In April 1996, Mr. Treacy was named to his current position. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of The Ogilvy Group Inc. Mr. Treacy received a B.B.A. from Siena College and an M.B.A. from St. John's University.

    ROXANE PREVITY joined the Company in November 1994. Ms. Previty was employed by WPP Group USA, Inc. in various capacities from June 1987 until October 1994. Ms. Previty holds a B.A. from Stanford University and an M.B.A. from Harvard Business School.

    BERNICE M. HAZELL joined the Company in 1975. Ms. Hazell has been named to various managerial positions with increasing responsibility. She was named to her present position in October 1991.

    V. MILLER NEWTON joined the Company in June 1986 as Director of New Business Development. From 1991 through March 1996, he was appointed to various executive positions with increasing responsibility including Group Vice President from January 1993 through March 1996. In April 1996, he assumed his current position. Mr. Newton attended the University of South Florida.

    MYRON F. OLESNYCKYJ joined the Company in June 1994. From September 1986 though May 1994, Mr. Olesnyckyj was associated with Fulbright & Jaworski L.L.P. and predecessor firms. Mr. Olesnyckyj holds a B.S.F.S. from Georgetown University's School of Foreign Service and a J.D. from the University of Pennsylvania Law School.

    GEORGE R. EISELE joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's direct marketing division, since 1989, and a director of the Company since September 1987.

ITEM 2. PROPERTIES

    Substantially all offices of the Company are located in leased premises.

    The Company's principal office is located at 1633 Broadway, New York, New York, where it occupies approximately 44,000 square feet of space under a lease expiring in June 2004. Monthly payments under the lease currently are $105,712 and escalate during the term of the lease.

    The Company also has leases covering local offices throughout the United States and in some foreign countries.

    All leased space is considered to be adequate for the operation of TMP's business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings that are incidental to the conduct of its business. Except as set forth below, the Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

    In November 1996, an action was commenced in the Supreme Court of the State of New York against predecessors of the Company and Andrew J. McKelvey by a former employee. The complaint alleges, among other things, that the defendants breached purported contractual obligations pursuant to which the former employee was entitled to a 40% ownership interest in the Company's recruitment advertising business, and breached fiduciary obligations to the former employee arising out of the deprivation of his supposed 40% interest. The former employee seeks damages in an unspecified amount and punitive damages in the amount of $10 million for each claim. In January 1997, defendants moved to dismiss the complaint and plaintiff responded to defendants' motion to dismiss. An oral argument on the motion is scheduled for April 2, 1997. There can be no assurance as to the outcome of the litigation and, in the event of a decision adverse to the Company, the Company's business, financial condition and operating results, and the Company's stockholders, could be materially adversely affected. Mr. McKelvey has agreed to indemnify the Company against any adverse judgment. There can be no assurance, however, that Mr. McKelvey will have sufficient financial resources to satisfy any indemnification claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II.

    ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "TMPW". The Common Stock was initially offered to the public on December 12, 1996 at $14.00 per share. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.

YEAR ENDED DECEMBER 31, 1996                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (Commencing December 12, 1996)..............................  $   14.25  $   12.50

    The number of stockholders of record of Common Stock on March 17, 1996 was
76. On March 17, 1997, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $16.00.

    The Company has never paid cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                      1996           1995        1994        1993       1992(1)
                                                                  ------------     ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA, NUMBER OF EMPLOYEES AND
                                                                                             OFFICES)
STATEMENT OF OPERATIONS DATA:
Commissions and fees............................................. $    162,631     $ 123,907   $  86,165   $  73,791   $  59,729
Operating expenses:
  Salaries and related costs.....................................       80,291        58,329      45,758      37,747      32,093
  Office and general.............................................       60,101        43,432      30,316      29,824      23,620
  Amortization of intangibles....................................        4,440         3,237       3,264       2,471       1,800
  Special compensation(2)........................................       52,019        --          --          --          --
  Restructuring charges..........................................      --             --          --           1,318      14,095
Total operating expenses.........................................      196,851       104,998      79,338      71,360      71,608
Operating income (loss)..........................................      (34,220)       18,909       6,827       2,431     (11,879)
Other income (expense):
  Interest expense, net..........................................      (14,265)      (10,894)     (9,178)     (7,652)     (3,869)
  Other, net.....................................................         (164)          150        (146)       (386)        180
Income (loss) before provision (benefit) for income taxes,
  minority interests and equity in earnings (losses) of
  affiliates.....................................................      (48,649)        8,165      (2,497)     (5,607)    (15,568)
  Provision (benefit) for income taxes...........................        3,270         4,222        (333)     (1,322)     (5,579)
Net income (loss) applicable to common and Class B common
  stockholders...................................................      (52,449)        3,019      (2,677)     (4,836)    (10,537)
Net income (loss) per common and Class B common share............                  $     .15   $    (.14)  $    (.27)  $    (.61)
Weighted average number of common, Class B common and common
  equivalent shares outstanding..................................                     19,516      19,226      17,772      17,389

PRO FORMA INCOME DATA(3):
  Pro forma net income........................................... $      2,173
  Pro forma net income per common and Class B common share....... $        .11
  Weighted average number of common, Class B common and common
    equivalent shares outstanding................................       19,732

OTHER DATA:
Gross Billings:
  Yellow page advertising........................................ $    434,728     $ 429,176   $ 363,656   $ 336,714   $ 299,089
  Recruitment advertising........................................      308,147       166,508      54,872       8,338      --
  Internet(4)....................................................        6,659           392      --          --          --
                                                                  ------------     ---------   ---------   ---------   ---------
Total Gross Billings............................................. $    749,534     $ 596,076   $ 418,528   $ 345,052   $ 299,089
                                                                  ------------     ---------   ---------   ---------   ---------
                                                                  ------------     ---------   ---------   ---------   ---------
Total operating expenses as a percentage of commissions and
  fees...........................................................         89.1%(5)      84.7%       92.1%       96.7%      119.9%
Number of employees..............................................        2,000         1,400       1,200         970         870
Number of offices................................................           78            50          40          30          30

BALANCE SHEET DATA:
Current assets................................................... $    212,650     $ 180,516   $ 134,313   $ 122,168   $ 105,400
Current liabilities..............................................      224,577       186,247     146,124     135,033     115,224
Total assets.....................................................      331,753       258,094     198,965     168,424     142,087
Long-term liabilities............................................       70,799        88,070      72,008      49,694      38,112
Minority interests...............................................        3,082         3,105       3,153       3,121       3,361
Redeemable preferred stock.......................................        2,000         2,000       2,000       2,000       2,000
Total stockholders' equity (deficit).............................       31,295       (21,328)    (24,320)    (21,424)    (16,610)

------------------------

(1) Operating results for the year ended December 31, 1992, include a non-recurring charge of approximately $14.1 million principally related to the write-off of development costs of a computerized data base system. Excluding this charge, operating income, net loss (net of the related tax effect of $5.6 million) and operating expenses as a percentage of commissions and fees would have been $2.2 million, $(1.9 million) and 96.3%, respectively.

(2) Special compensation consists of the value of shares issued in connection with the acquisition of a minority interest in a subsidiary in August 1996 because the stockholder had received his shares in the subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for the minority shares. In addition, during 1996, there was (i) a non-cash, non-recurring charge of approximately $52.0 million for special management compensation resulting from the issuance of approximately 3.6 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the Company and, accordingly, were not considered to have made substantive investments for their minority shares and (ii) additional interest expense of approximately $2.6 million upon the exercise of a warrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1996 compared to the year ended December 1995" and Notes 1 and 7 to the Company's Consolidated Financial Statements.

(3) Pro forma net income is net income after adjusting for (i) a non-cash, non-recurring charge of $52.0 million that reflects the value of shares issued in connection with the acquisitions of minority interests in predecessors of the Company and (ii) a non-cash, non-recurring charge of $2.6 million that reflects the value of stock issued upon the exercise of a warrant in connection with the Company's initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1996 compared to the year ended December 31, 1995" and Notes 1 and 7 to the Company's Consolidated Financial Statements.

(4) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

(5) Operating expenses as a percentage of commissions and fees for the year ended December 31, 1996 excludes the special compensation of $52.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND THE COMPANY'S INTERNET CONTENT, (II) THAT THE COMPANY HAS GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE ITS GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) THE COMPANY'S QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) THE COMPANY'S BUSINESS EXPERIENCES SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) LITIGATION INVOLVING A FORMER EMPLOYEE, (IX) THE COMPANY HAS ENTERED INTO CERTAIN TRANSACTIONS WITH AFFILIATED PARTIES AND (X) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY.

OVERVIEW

    A substantial part of the Company's growth has been achieved through acquisitions. For the period January 1, 1994 through December 31, 1996, the Company has completed 36 acquisitions with estimated annual gross billings of approximately $350 million. Given the significant number of acquisitions in each of the last three years, the results of operations from period to period are not necessarily comparable.

    Gross billings refer to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. The Company earns commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. Publishers typically bill the Company for the advertising purchased by the Company's clients and the Company in turn bills its clients for this amount. Generally, the payment terms with yellow page clients require payment to the Company prior to the date payment is due to publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, the Company has not experienced substantial problems with unpaid accounts.

    The Company designs and executes yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. The Company typically recognizes this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. For recruitment advertising placements in the U.S., publisher commissions average 15% of recruitment advertising gross billings. The Company also earns fees from value-added services such as design, research and other creative and administrative services resulting in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billings. Outside of the U.S., TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. Also, outside the U.S. the Company earns fees for value-added services. The Company also earns fees for the placement of advertisements on the Internet, including its career Web sites.

    Primarily as a result of acquisitions made from January 1, 1994 through December 31, 1996, the Company's commissions and fees increased from $86.2 million in 1994 to $162.6 million in 1996. The acquisitions were accounted for using the purchase method of accounting and are included in the

Company's consolidated financial statements from their respective dates of acquisition. The Company is continuously monitoring the marketplace for opportunities to expand its presence in both yellow page and recruitment advertising which include Internet-related opportunities and intends to continue its acquisition strategy to supplement its internal growth.

    The Company's operating expenses have increased significantly since 1994 primarily due to headcount increases as a result of acquisitions and hiring to support gross billings growth. Salaries and related costs increased $34.5 million to $80.3 million for the year ended December 31, 1996 from $45.8 million for the year ended December 31, 1994, a 75.5% increase, supporting a 79.1% gross billings increase over the same period. Salaries and related costs include total payroll and associated benefits as well as payroll taxes, sales commissions, recruitment fees and training costs.

    Office and general expenses increased $29.8 million to $60.1 million for the year ended December 31, 1996 from $30.3 million for the year ended December 31, 1994, a 98.2% increase, primarily due to increased costs needed to support the increased billings and the expansion of recruitment offices through acquisitions in new U.S. and foreign markets. This cost category includes expenses for office operations, business promotion, market research, advertising, professional fees and fees paid to the Company's primary lending institution for its services in the processing and collection of payments for accounts receivable. Amortization of intangibles includes amortization of acquisition related charges, including the costs in excess of fair market value of net assets acquired and capitalized costs for non-compete arrangements with the principals of acquired companies. This acquisition related amortization was $4.4 million, $3.2 million and $3.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    Special compensation reflects a non-cash, non-recurring charge of approximately $52.0 million for the year ended December 31, 1996 resulting from the issuance of approximately 3.6 million shares of common stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies, because they had received such shares for nominal or no consideration as employees or as management of such companies and, accordingly, were not considered to have made substantive investments for their shares.

    Net interest expense includes interest on loans made by the Company's primary lender, to certain vendors, on capitalized lease obligations and on net amounts payable to the holders of seller financed notes. In addition, 1996 interest expense includes a non-recurring charge of approximately $2.6 million to reflect, upon exercise of the warrant issued in connection with the Company's financing agreement, the difference between the value of the stock issued at the initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated gross billings, commissions and fees and commissions and fees as a percentage of gross billings for the Company's yellow page advertising, recruitment advertising and Internet businesses and EBITDA for the Company.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
GROSS BILLINGS:
  Yellow page advertising....................................................  $  434,728  $  429,176  $  363,656
  Recruitment advertising....................................................     308,147     166,508      54,872
  Internet(1)................................................................       6,659         392      --
                                                                               ----------  ----------  ----------
  Total......................................................................  $  749,534  $  596,076  $  418,528
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
COMMISSIONS AND FEES:
  Yellow page advertising....................................................  $   94,545  $   87,456  $   74,463
  Recruitment advertising....................................................      61,427      36,059      11,702
  Internet(1)................................................................       6,659         392          --
                                                                               ----------  ----------  ----------
  Total......................................................................  $  162,631  $  123,907  $   86,165
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising....................................................        21.7%       20.4%       20.5%
  Recruitment advertising....................................................        19.9%       21.7%       21.3%
  Internet(1)................................................................       100.0%      100.0%     --
  Total......................................................................        21.7%       20.8%       20.6%
EBITDA(2)....................................................................  $   26,201  $   24,978  $   12,582
Cash provided (used in) operating activities.................................  $    8,151  $    6,706  $  (10,928)
Cash used in investing activities............................................  $  (28,988) $  (13,778) $  (12,202)
Cash provided by financing activities........................................  $   19,016  $    7,432  $   22,959

------------------------

(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

(2) Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows (after excluding for 1996 the non-cash, non-recurring special compensation charge of $52.0 million and the non-cash, non-recurring interest charge of $2.6 million):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
  EBITDA CALCULATION                                             1996       1995       1994
-------------------------------------------------------------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Net income (loss)............................................  $   2,383  $   3,229  $  (2,467)
  Interest, net..............................................     11,662     10,894      9,178
  Income tax expense (benefit)...............................      3,270      4,222       (333)
  Depreciation and amortization..............................      8,886      6,633      6,204
                                                               ---------  ---------  ---------
EBITDA.......................................................  $  26,201  $  24,978  $  12,582
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Gross billings for the year ended December 31, 1996 were $749.5 million, a $153.5 million or 25.7% increase compared to the year ended December 31, 1995. More than half of this growth was attributable to acquisitions.

    Commissions and fees increased to $162.6 million for the year ended December 31, 1996 from $123.9 million for the year ended December 31, 1995, an increase of 31.3%. This increase was due to an increase, as compared to the prior year period, of $25.4 million or 70.4% in commissions and fees derived from recruitment advertising, $7.0 million or 8.1% in commissions and fees derived from yellow page advertising and a $6.3 million increase in fees derived from Internet. A substantial portion of the increase in commissions and fees derived from recruitment advertising was due to acquisitions, including $11.2 million from Neville Jeffress, acquired July 1996, and the remainder was due to higher client spending and new clients. The increase in commissions and fees derived from yellow page advertising was due primarily to increased rates by the yellow page publishers and higher client spending. Fees derived from Internet were generated from placements of Internet advertising, as the Company's Internet products gained initial customer acceptance both from the Company's existing clients as well as new clients.

    Salaries and related costs increased $22.0 million to $80.3 million for the year ended December 31, 1996. As a percent of commissions and fees, salaries and related costs increased to 49.4% for the year ended December 31, 1996 from 47.1% for the year ended December 31, 1995. This increase was primarily due to additional staff required to service increased gross billings, a higher percentage for costs related to Neville Jeffress and severance and temporary help expenses related to the consolidation of the recruitment advertising acquisitions. Internet staffing also increase by $2.8 million to $3.0 million, which is 45.2% of Internet commissions and fees.

    Office and general expenses increased $16.7 million to $60.1 million for the year ended December 31, 1996. As a percent of commissions and fees, office and general expenses increased to 37.0% for the year ended December 31, 1996 from 35.1% for the year ended December 31, 1995. This increase was primarily due to increased advertising of approximately $1.9 million, primarily related to the Company's introduction of The Monster Board-Registered Trademark-, general expenses related to higher gross billings, professional consulting fees for the establishment of Internet services and airplane related travel costs.

    Amortization of intangibles was $4.4 million for the year ended December 31, 1996 compared to $3.2 million for the year ended December 31, 1995 due to the Company's continued growth through acquisitions. As a percentage of commissions and fees, amortization of intangibles was 2.7% and 2.6% for the years ended December 31, 1996 and 1995, respectively.

    Special compensation of $52.0 million consists of a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of the minority interests in predecessors of the Company because the stockholders had received such shares for nominal or no consideration and, accordingly, were not considered to have made a substantive investment for their shares. The value of such shares was based on the per share initial public offering price of $14.00 for the Company's Common Stock.

    After adjusting for the special compensation charge, operating income declined $1.1 million to $17.8 million for the year ended December 31, 1996 as compared with operating income of $18.9 million for the year ended December 31, 1995. The decline was primarily due to increased advertising expenses of $2.5 million for the Company's Internet business. Excluding the fees earned and direct operating expenses related to the Company's introduction of its Internet business (net charges of $1.9 million for 1996 and $0.4 million for 1995) operating income increased approximately $.4 million to $19.7 million for the year ended December 31, 1996 but, as a percent of commissions and fees, declined to 12.6% for the year ended December 31, 1996 from 15.6% for the year ended December 31, 1995. This decline in operating income as a percent of commissions and fees was primarily due to costs in connection with the consolidation of the recruitment advertising acquisitions.

    Net interest expense increased $3.4 million to $14.3 million for the year ended December 31, 1996 as compared to $10.9 million for the year ended December 31, 1995. This increase in interest expense is due primarily to (i) a $2.6 million non-cash, non-recurring charge to reflect, upon exercise of a warrant issued in connection with the Company's financing agreement, the value of the stock issued at the Company's per share initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued,
(ii) higher debt balances for working capital needs and (iii) acquisition financing, partially offset by lower borrowing costs and the repayment of a portion of the debt with the net cash proceeds of the Company's initial public offering. The Company's effective interest rate was 11.0% for the year ended December 31, 1996 compared with 11.1% for the year ended December 31, 1995.

    Taxes on income decreased $0.9 million to $3.3 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995 primarily due to lower pre-tax income. The effective tax rate for the year ended December 31, 1996 on income before income taxes after pro forma adjustments for special compensation of $52.0 million and $2.6 million in interest expense described above of 54.7% was higher than the U.S. Federal statutory rate of 34.0% primarily due to nondeductible expenses of approximately $1.7 million and approximately $.5 million in interest computed on a receivable from the Company's principal stockholder.

    On a pro forma basis, after adjusting for the special compensation charge and the special interest charge, the net income applicable to common and Class B common stockholders was $2.2 million for the year ended December 31, 1996 compared with net income of $3.0 million for the year ended December 31, 1995, as a result of the above.

THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

    Gross billings for the year ended December 31, 1995 were $596.1 million, a $177.5 million or 42.4% increase over the year ended December 31, 1994. Approximately half of this increase was attributable to acquisitions.

    Commissions and fees increased to $123.9 million for the year ended December 31, 1995 from $86.2 million for the year ended December 31, 1994, an increase of 43.7%. This increase was due to an increase of $24.4 million or 208.1% in commissions and fees derived from recruitment advertising and $13.0 million or 17.4% in commissions and fees derived from yellow page advertising. The increase in commissions and fees derived from recruitment advertising was substantially due to acquisitions and, to a lesser extent, new business and higher client spending spurred by high demand for labor in the U.S. The increase in commissions and fees derived from yellow page advertising was primarily due to higher client spending and acquisitions. Commissions for volume placements from yellow page publishers increased to $4.2 million for the year ended December 31, 1995 from $2.1 million for the year ended December 31, 1994 largely due to a new sales program for yellow page employees to increase yellow page advertising volumes.

    Salaries and related costs increased $12.6 million to $58.3 million for the year ended December 31, 1995. As a percent of commissions and fees, salaries and related costs declined to 47.1% for the year ended December 31, 1995 from 53.1% for the year ended December 31, 1994 primarily due to increased staffing efficiencies related to the leveraging of management and support services over a larger client base.

    Office and general expenses increased $13.1 million to $43.4 million for the year ended December 31, 1995. As a percent of commissions and fees, office and general expenses remained consistent at 35.0%. Bad debt expenses increased $2.0 million for the year ended December 31, 1995 compared to the year ended December 31, 1994 due to an increase in general reserves as a result of the Company's expanding client base and a specific reserve of $0.5 million for a client bankruptcy.

    Amortization of intangibles was $3.2 million for the year ended December 31, 1995 compared to $3.3 million for the year ended December 31, 1994. As a percentage of commissions and fees, amortization of intangibles was 2.6% for the year ended December 31, 1995 and 3.8% for the year ended December 31, 1994 as a result of higher commissions and fees.

    Operating income increased $12.1 million to $18.9 million for the year ended December 31, 1995. As a percent of commissions and fees, operating income increased to 15.3% for the year ended December 31, 1995 from 7.9% for the year ended December 31, 1994 due to higher commissions and fees and improved staffing efficiencies and utilization levels.

    Net interest expense increased $1.7 million to $10.9 million for the year ended December 31, 1995. The increase in net interest expense is due primarily to higher debt balances for working capital needs and acquisition financing. The Company's effective interest rate was 10.7% for the year ended December 31, 1995 compared with 11.2% for the year ended December 31, 1994.

    Taxes on income increased $4.6 million for the year ended December 31, 1995 to an expense of $4.2 million from a recovery of $0.3 million for the year ended December 31, 1994, primarily due to the improvement in pre-tax income. The effective tax rate for 1995 of 51.7% was greater than the U.S. federal statutory rate primarily due to nondeductible expenses of approximately $1.2 million and losses for which there were no available tax benefits of $1.5 million.

    Net income applicable to common and Class B common stockholders was $3.0 million for the year ended December 31, 1995 compared to a $2.7 million net loss for the year ended December 31, 1994, as a result of the above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (i) acquisitions, (ii) working capital, (iii) capital expenditures and (iv) advertising and development of its Internet business. The Company's working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. The Company has met its liquidity needs over the last three years through funds provided by long-term borrowings, vendor financing and supplemented in 1995 by funds provided by operating activities. In addition, in December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 652,592 shares of Common Stock in such offering. The net proceeds to the Company from the offering of $50.8 million were used to repay debt and to redeem preferred stock.

    Net cash provided by (used in) operating activities for the years ended December 31, 1996, 1995 and 1994, was $8.2 million, $6.7 million and ($10.9 million), respectively. The increase in cash from operating activities for 1996 over 1995 was primarily due to improved accounts receivable collection partially offset by greater payments of accounts payable and accrued liabilities. The increase in cash from operating activities for 1995 over 1994 was primarily due to the $5.7 million improvement in net income combined with a net increase of trade payables over trade receivables of $7.0 million.

    Net cash used in investing activities for the years ended December 31, 1996, 1995 and 1994 was $37.4 million, $13.8 million and $12.2 million, respectively. Payments for purchases of business acquisitions were $24.3 million in 1996, $11.3 million in 1995, and $6.3 million for 1994. Capital expenditures, primarily for computer equipment and furniture and fixtures, were $9.3 million, $5.0 million and $4.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. In December 1996, the Company sold certain transportation equipment for $6.1 million receiving a note for $2.7 million and retained $1.2 million in cash, after payment of related debt. The Company expects to spend approximately $10.0 million in total capital expenditures for 1997.

    EBITDA increased to $26.2 million for the year ended December 31, 1996 compared to $25.0 million for the year December 31, 1995. Excluding fees earned and direct operating expenses related to the Company's introduction of its Internet business, EBITDA increased $2.3 million to $27.6 million or 9.3% for the year ended December 31, 1996 compared to the year ended December 31, 1995. However, as a percent of commissions and fees EBITDA declined to 17.7% for the year ended December 31, 1996 as compared to 20.5% for the year ended December 31, 1995 due to a higher percentage of costs related to Neville Jeffress and severance and temporary help expenses related to consolidation of the recruitment advertising acquisitions. EBITDA increased $12.4 million to $25.0 million or 98.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percent of commissions and fees, EBITDA increased to 20.2% for the year ended December 31, 1995 from 14.6% for the year ended December 31, 1994 primarily due to increased staffing efficiencies and utilization levels.

    The Company's financing activities include borrowings and repayments under its financing agreement and issuance and repayments of installment notes principally to finance acquisitions and loans to stockholders and, in the fourth quarter of 1996, the Company completed its initial public offering of 4,147,408 shares of Common Stock for net proceeds to the Company of $50.8 million. The Company's financing activities provided net cash of $23.0 million, $7.4 million and $23.0 million in 1996, 1995 and 1994, respectively. In June and August 1996, the Company amended its financing agreement with BNY Financial Corporation to provide for borrowings up to $100 million under a revolving credit facility. Such facility has been used to finance the Company's acquisitions and for working capital requirements. As of December 31, 1996, there was $61.8 million outstanding under such facility. As of February 28, 1997, there was approximately $9.0 million available under such facility. The Company believes it will be able to fund its short-term cash needs through funds from operations and a refinancing of a portion of the Neville Jeffress acquisition financing with a working capital facility in Australia, which was completed in early 1997. The financing agreement with BNY Financial Corporation terminates on June 27, 2001 and currently bears interest at 7.9% per annum. The interest rate of the financing agreement is determined pursuant to a formula whereby the interest rate is, at the Company's option, either (i) the prime rate or 1/2% over the federal funds rate, whichever is higher, less 1% to plus 1% as determined in the financing agreement or (ii) LIBOR plus 1 1/2% to 3 1/2% as determined under the financing agreement. The borrowings are secured by a lien on substantially all of the Company's assets. In addition, the financing agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, make future capital expenditures, guarantee debts of others and lend funds to affiliated companies and contain criteria on the maintenance of certain financial statement amounts and ratios.

    Part of the Company's acquisition strategy is to pay, over time, a portion of the purchase price of such acquisitions through seller financed notes. Accordingly, such notes are included in long term debt and the current portion of long term debt. These notes are generally payable over five years and totaled $13.7 million at December 31, 1996.

    At December 31, 1996, the Company held a promissory note from its principal stockholder in the amount of $18.8 million and in turn has payables to him of $7.4 million. Such promissory note bears interest at the prime rate established by The Bank of New York at the date of the note and shall be adjusted December 31, 1997 and each December 31st thereafter to the Bank of New York prime rate in effect on such dates. The Note provides for annual payments of all accrued but unpaid interest commencing December 31, 1997. The principal amount shall be payable in equal annual installments of one-sixtieth of the initial principal amount commencing December 31, 1997, with all unpaid principal due ten years from the date of the note.

    The Company intends to continue its acquisition strategy and promotion of its Internet activities through the use of operating profits, borrowings against its long-term debt facility and seller financed notes. The Company believes that its anticipated cash flow from operations, as well as the availability of funds under its existing financing agreements and the net proceeds of its recent initial public offering, will provide it with liquidity to meet its current forseeable cash needs for at least the next year.

FLUCTUATIONS OF QUARTERLY RESULTS

    The Company's quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's yellow page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. The Company's quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising. Moreover, the Company's recruitment advertising acquisition activity has had more of an impact on the Company's recently reported quarterly results than any other factor. See Notes 2 and 17 to the Company's Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of TMP Worldwide Inc. and Subsidiaries are filed as part of this report.

    TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                                                                            PAGE NO.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................           26

CONSOLIDATED FINANCIAL STATEMENTS:

            Balance sheets as of December 31, 1996 and 1995.............................................           27

            Statements of operations for the years ended December 31, 1996, 1995 and 1994...............           28

            Statements of stockholders' equity (deficit) for the years ended December 31, 1996, 1995 and
               1994.....................................................................................           29

            Statements of cash flows for the years ended December 31, 1996, 1995 and 1994...............           30

            Notes to consolidated financial statements..................................................           31

Schedule II - Valuation and qualifying accounts for the years ended December 31, 1996, 1995 and 1994....           50

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.

New York, New York

    We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

New York, New York
March 10, 1997

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................  $     898  $   2,719
  Accounts receivable, net..............................................    191,728    155,720
  Work-in-process.......................................................     14,542     13,220
  Assets held for sale..................................................     --          5,735
  Prepaid and other.....................................................      5,482      3,122
                                                                          ---------  ---------
    Total current assets................................................    212,650    180,516
Receivable from principal stockholder...................................     11,413      6,530
Property and equipment, net.............................................     20,562     11,937
Deferred income taxes...................................................      9,325      9,474
Intangibles, net........................................................     73,975     46,837
Other assets............................................................      3,828      2,800
                                                                          ---------  ---------
                                                                          $ 331,753  $ 258,094
                                                                          ---------  ---------
                                                                          ---------  ---------
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................................  $ 182,129  $ 151,680
  Accrued expenses and other liabilities................................     23,463     13,336
  Deferred income taxes.................................................      9,818      9,422
  Current portion of long-term debt.....................................      9,167     11,809
                                                                          ---------  ---------
    Total current liabilities...........................................    224,577    186,247
Long-term debt, less current portion....................................     70,799     88,070
                                                                          ---------  ---------
    Total liabilities...................................................    295,376    274,317
                                                                          ---------  ---------
Minority interests......................................................      3,082      3,105
                                                                          ---------  ---------
Redeemable preferred stock..............................................      2,000      2,000
                                                                          ---------  ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, authorized 800,000 shares; issued
    and outstanding--none...............................................     --         --
  Common stock, $.001 par value, authorized 200,000,000 shares; issued
    and outstanding--8,605,436 and 4,276,869 shares, respectively.......          8          4
  Class B common stock, $.001 par value, authorized 39,000,000 shares;
    issued and outstanding--14,787,541 shares...........................         15         15
  Additional paid-in capital............................................    106,803        655
  Foreign currency translation adjustment...............................        380        (25)
  Deficit...............................................................    (75,911)   (21,977)
                                                                          ---------  ---------
    Total stockholders' equity (deficit)................................     31,295    (21,328)
                                                                          ---------  ---------
                                                                          $ 331,753  $ 258,094
                                                                          ---------  ---------
                                                                          ---------  ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1996       1995        1994
                                                          ---------  ---------  ----------
Commissions and fees....................................  $ 162,631  $ 123,907  $   86,165
                                                          ---------  ---------  ----------
Operating expenses:
  Salaries and related costs............................     80,291     58,329      45,758
  Office and general....................................     60,101     43,432      30,316
  Amortization of intangibles...........................      4,440      3,237       3,264
  Special compensation..................................     52,019     --          --
                                                          ---------  ---------  ----------
    Total operating expenses............................    196,851    104,998      79,338
                                                          ---------  ---------  ----------
    Operating income (loss).............................    (34,220)    18,909       6,827
                                                          ---------  ---------  ----------
Other income (expense):
  Interest expense......................................    (14,598)   (11,249)     (9,434)
  Interest income.......................................        333        355         256
  Other, net............................................       (164)       150        (146)
                                                          ---------  ---------  ----------
                                                            (14,429)   (10,744)     (9,324)
                                                          ---------  ---------  ----------
Income (loss) before provision (benefit) for income
  taxes, minority interests and equity in earnings
  (losses) of affiliates................................    (48,649)     8,165      (2,497)
Provision (benefit) for income taxes....................      3,270      4,222        (333)
                                                          ---------  ---------  ----------
Income (loss) before minority interests and equity in
  earnings (losses) of affiliates.......................    (51,919)     3,943      (2,164)
Minority interests......................................        434        435         336
Equity in earnings (losses) of affiliates...............        114       (279)         33
                                                          ---------  ---------  ----------
Net income (loss).......................................    (52,239)     3,229      (2,467)
Preferred stock dividends...............................       (210)      (210)       (210)
                                                          ---------  ---------  ----------
Net income (loss) applicable to common and Class B
  common stockholders...................................  $ (52,449) $   3,019  $   (2,677)
                                                          ---------  ---------  ----------
                                                          ---------  ---------  ----------
Net income (loss) per common and Class B common share...             $     .15  $     (.14)
                                                                     ---------  ----------
                                                                     ---------  ----------
Weighted average number of common, Class B common and
  common equivalent shares outstanding..................             19,516,228 19,226,051
                                                                     ---------  ----------
                                                                     ---------  ----------
Pro forma:
  Historical net loss...................................  $ (52,449)
  Pro forma adjustment for special compensation.........     52,019
  Pro forma adjustment for interest.....................      2,603
                                                          ---------
  Pro forma net income..................................  $   2,173
                                                          ---------
                                                          ---------
  Pro forma net income per common and Class B common
    share...............................................  $     .11
                                                          ---------
                                                          ---------
  Pro forma weighted average common, Class B common and
    common equivalent shares outstanding................  19,732,333
                                                          ---------
                                                          ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      CLASS B
                                                           COMMON STOCK,           COMMON STOCK,
                                                          $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL
                                                       ----------------------  ----------------------     PAID-IN
                                                        SHARES      AMOUNT      SHARES      AMOUNT        CAPITAL
                                                       ---------  -----------  ---------  -----------  -------------
BALANCE, January 1, 1994.............................  4,276,869   $       4   14,787,541  $      15     $     600
  374,940 shares of common stock given to employees
    by principal stockholder as compensation.........     --          --          --          --                55
  Foreign currency translation adjustment............     --          --          --          --            --
  Dividends on preferred stock.......................     --          --          --          --            --
  Net loss...........................................     --          --          --          --            --
                                                       ---------         ---   ---------         ---   -------------

BALANCE, December 31, 1994...........................  4,276,869           4   14,787,541         15           655
  Foreign currency translation adjustment............     --          --          --          --            --
  Dividends on preferred stock.......................     --          --          --          --            --
  Net income.........................................     --          --          --          --            --
                                                       ---------         ---   ---------         ---   -------------

BALANCE, December 31, 1995...........................  4,276,869           4   14,787,541         15           655
  Stock repurchase agreements........................     --          --          --          --             1,172
  Issuance of common stock for purchase of minority
    interest in subsidiary...........................    159,231      --          --          --             1,055
  Issuance of common stock as compensation...........    142,740      --          --          --                20
  Repurchase and cancellation of common stock........   (481,284)     --          --          --              (675)
  Issuance of common stock for purchase of minority
    interest in subsidiary...........................     46,350      --          --          --               672
  Issuance of common stock...........................  4,147,408           4      --          --            50,779
  Issuance of common stock in connection with the
    exercise of options..............................     85,354      --          --          --               347
  Issuance of common stock in connection with
    exercise of warrant..............................    228,768      --          --          --             2,603
  Foreign currency translation adjustment............     --          --          --          --            --
  Dividends on preferred stock.......................     --          --          --          --            --
  Special compensation...............................     --          --          --          --            50,175
  Net loss...........................................     --          --          --          --            --
                                                       ---------         ---   ---------         ---   -------------

BALANCE, December 31, 1996...........................  8,605,436   $       8   14,787,541  $      15     $ 106,803
                                                       ---------         ---   ---------         ---   -------------
                                                       ---------         ---   ---------         ---   -------------


                                                       FOREIGN CURRENCY                  TOTAL
                                                          TRANSLATION                STOCKHOLDERS'
                                                          ADJUSTMENT       DEFICIT   EQUITY(DEFICIT)
                                                       -----------------  ---------  -------------
BALANCE, January 1, 1994.............................      $     276      $ (22,319)   $ (21,424)
  374,940 shares of common stock given to employees
    by principal stockholder as compensation.........         --             --               55
  Foreign currency translation adjustment............           (274)        --             (274)
  Dividends on preferred stock.......................         --               (210)        (210)
  Net loss...........................................         --             (2,467)      (2,467)
                                                               -----      ---------  -------------
BALANCE, December 31, 1994...........................              2        (24,996)     (24,320)
  Foreign currency translation adjustment............            (27)        --              (27)
  Dividends on preferred stock.......................         --               (210)        (210)
  Net income.........................................         --              3,229        3,229
                                                               -----      ---------  -------------
BALANCE, December 31, 1995...........................            (25)       (21,977)     (21,328)
  Stock repurchase agreements........................         --             --            1,172
  Issuance of common stock for purchase of minority
    interest in subsidiary...........................         --             --            1,055
  Issuance of common stock as compensation...........         --             --               20
  Repurchase and cancellation of common stock........         --             (1,485)      (2,160)
  Issuance of common stock for purchase of minority
    interest in subsidiary...........................         --             --              672
  Issuance of common stock...........................         --             --           50,783
  Issuance of common stock in connection with the
    exercise of options..............................         --             --              347
  Issuance of common stock in connection with
    exercise of warrant..............................         --             --            2,603
  Foreign currency translation adjustment............            405         --              405
  Dividends on preferred stock.......................         --               (210)        (210)
  Special compensation...............................         --             --           50,175
  Net loss...........................................         --            (52,239)     (52,239)
                                                               -----      ---------  -------------
BALANCE, December 31, 1996...........................      $     380      $ (75,911)   $  31,295
                                                               -----      ---------  -------------
                                                               -----      ---------  -------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)............................................  $ (52,239) $   3,229  $  (2,467)
                                                                 ---------  ---------  ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment....      4,446      3,396      2,940
    Amortization of intangibles................................      4,440      3,237      3,264
    Provision for doubtful accounts............................      3,131      2,850        793
    Special compensation.......................................     52,019         --         --
    Interest charge for shares issued upon exercise of
      warrant..................................................      2,603         --         --
    Minority interests.........................................        434        435        336
    Provision (benefit) for deferred income taxes..............      1,573      3,005       (987)
    Other......................................................        100        522        154
    Changes in assets and liabilities, net of effects from
      purchases of businesses:
      Increase in accounts receivable, net.....................     (5,048)   (30,256)   (11,630)
      Increase in work-in-process..............................        (36)    (1,510)    (1,269)
      (Increase) decrease in prepaid and other.................       (909)      (425)     1,820
      (Increase) decrease in other assets......................       (161)       430        (70)
      Increase (decrease) in accounts payable and accrued
        liabilities............................................     (2,202)    21,793     (3,812)
                                                                 ---------  ---------  ---------
        Total adjustments......................................     60,390      3,477     (8,461)
                                                                 ---------  ---------  ---------
        Net cash provided by (used in) operating activities....      8,151      6,706    (10,928)
                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Advances to Principal Stockholder............................    (12,878)      (613)    (9,207)
  Repayments from Principal Stockholder........................      7,994      2,271      5,487
  Capital expenditures.........................................     (6,857)    (4,954)    (4,946)
  Payments for purchases of businesses, net of cash acquired...    (23,755)   (11,324)    (6,327)
  Proceeds from sale of assets.................................      6,115          7      1,949
  Advances to and investments in affiliates....................        393        835        842
                                                                 ---------  ---------  ---------
        Net cash used in investing activities..................    (28,988)   (13,778)   (12,202)
                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Payments on capitalized leases...............................     (2,386)    (1,064)      (739)
  Borrowings under line of credit and proceeds from issuance of
    long-term debt.............................................    471,092    540,333    410,883
  Repayments under line of credit and principal payments on
    long-term debt.............................................   (497,646)  (531,144)  (386,671)
  Distribution to minority interests...........................       (457)      (483)      (304)
  Net proceeds from stock issuance.............................     50,783         --         --
  Repurchase of common stock...................................     (2,160)        --         --
  Dividends on preferred stock.................................       (210)      (210)      (210)
                                                                 ---------  ---------  ---------
        Net cash provided by financing activities..............     19,016      7,432     22,959
                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........     (1,821)       360       (171)
Cash and cash equivalents, beginning of year...................      2,719      2,359      2,530
                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.........................  $     898  $   2,719  $   2,359
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    TMP Worldwide Inc. (the "Company") is the successor to businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI"), McKelvey Enterprises, Inc. and subsidiaries ("MEI") and certain other entities under the control of Andrew J. McKelvey (the "Principal Stockholder"). Immediately prior to the reorganization, the Principal Stockholder owned 100% of the common stock of MEI (which owned approximately 86% of the common stock of Old TMP) and approximately 33% of the common stock of WCI. In addition to his approximately 33% ownership of WCI, the Principal Stockholder had voting proxy on the remaining outstanding shares of WCI.

    WCI was organized in 1993 to sell recruitment advertising. On December 9, 1996, Old TMP, which sells yellow page advertising, merged into MEI. Thereafter, WCI merged into MEI, MEI then merged into Telephone Marketing Programs Incorporated and MEI acquired the outstanding minority interest of a subsidiary (the "Mergers"). Concurrent with the Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc.

    Due to the control of these companies by the Principal Stockholder, the companies have been consolidated on a retroactive basis in a manner similar to a pooling-of-interests, the interests previously owned by the Principal Stockholder are carried at predecessor basis, and in December 1996 (i) goodwill in the amount of approximately $1.6 million was recorded for the issuance of 271,278 shares of common stock of the Company to Old TMP stockholders who had been previously issued shares of Old TMP in exchange for their minority interests in certain operating subsidiaries in which they were original owners and, accordingly, were considered to have made a substantive investment, and is based on an initial public offering price of $14.00 per share, less approximately $2.2 million previously recorded on the issuance of these shares, and (ii) special compensation in the amount of approximately $52.0 million was recorded for the issuance of 3,584,790 shares of common stock of the Company to the Old TMP, WCI and MEI subsidiary stockholders in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the Principal Stockholder and, accordingly, were not considered to have made substantive investments for their minority shares, and is based on an initial public offering price of $14.00 per share. The minority stockholders of Old TMP had received compensation in lieu of their share of earnings of the Old TMP in exchange for waiving their rights to such earnings, and WCI and the MEI subsidiary had cumulative losses. Accordingly, no amounts were attributable to these minority interests in the accompanying consolidated financial statements.

    The accompanying consolidated financial statements reflect the shares of the Company that were outstanding after the Mergers.

    In addition, in 1996, the Principal Stockholder sold or contributed to the Company his majority interests, and in one case a 49% interest, in five companies primarily engaged in yellow page and Internet-based advertising. Due to the element of common control of these companies, all of these transactions have been accounted for in a manner similar to a pooling-of-interests and each of the five companies has been included in the accompanying consolidated financial statements from their respective dates of acquisition by the Principal Stockholder.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                                                                            YEARS
                                                                                            -----
Buildings and improvements.............................................................          32
Furniture and equipment................................................................         5-7
Transportation equipment...............................................................        5-18

    Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

    INTANGIBLES

    Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of ongoing client relationships and goodwill. These costs are being amortized over periods ranging from three to thirty years on a straight-line basis. Intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1996.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in other income (expense).

    REVENUE RECOGNITION AND WORK-IN-PROCESS

    Substantially all revenues are derived from commissions for advertisements placed in telephone directories, newspapers and other media, plus associated fees for related services. In addition, the Company earns fees for the placement of advertisements on the Internet, including its career Web sites. Commissions and fees are generally recognized upon placement date for newspapers and other media and on publication close date for yellow page advertisements.

    The Company's quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's yellow page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. Amounts reported in the three months ended December 31, 1996, 1995 and 1994 for commissions on volume placements were $3.5 million, $4.2 million and $2.1 million, respectively. The Company's quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising.

    Direct operating costs incurred that relate to future revenue, principally for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

    INCOME TAXES

    The provision (benefit) for income taxes is computed on the pretax income
(loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

    NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in one business segment and primarily earns commission income for selling and placing yellow page and recruitment advertising to a large number of customers in many different industries, principally throughout North America, Europe and the Pacific Rim. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. For the most part, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid and other assets, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. The carrying amounts for minority interests and redeemable preferred stock approximate fair value based on appraisals in prior periods. The fair values of the receivable from the Principal Stockholder cannot be determined.

    STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

    EARNINGS PER SHARE OF COMMON AND CLASS B COMMON STOCK

    (a) Historical

    Historical net income (loss) per common and Class B common share for 1995 and 1994 is computed using the weighted average number of common, Class B common and common equivalent shares outstanding, after reflecting the issuance of shares pursuant to the Mergers. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $14.00.

    (b) Pro Forma

    Pro forma net income per share information for 1996 is computed using pro forma net income and the weighted average number of common, Class B common and common equivalent shares outstanding, after reflecting the issuance of shares pursuant to the Mergers. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $14.00.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (c) Supplemental

    Supplemental net income per common and Class B common share for the year ended December 31, 1996 was $.23. For this calculation, the weighted average number of common and Class B common shares includes the number of shares whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred stock of the Company, and the net income applicable to common and Class B stockholders was adjusted to exclude the related financing and interest expenses of the debt.

    STATEMENTS OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Trade.....................................................................................  $  185,594  $  146,002
Earned commissions (a)....................................................................      13,166      13,583
                                                                                            ----------  ----------
                                                                                               198,760     159,585
Less: Allowance for doubtful accounts.....................................................       7,032       3,865
                                                                                            ----------  ----------
        Accounts receivable, net..........................................................  $  191,728  $  155,720
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

(a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 1996 and 1995 are recorded as accounts receivable of $70,594 and $75,161, respectively, and the related advertising costs are recorded as accounts payable of $57,428 and $61,578, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Buildings and improvements..................................................................  $     944  $     881
Furniture and equipment.....................................................................     41,656     25,028
Leasehold improvements......................................................................      3,728      3,027
Transportation equipment....................................................................        301        226
                                                                                              ---------  ---------
                                                                                                 46,629     29,162
Less: Accumulated depreciation and amortization.............................................     26,067     17,225
                                                                                              ---------  ---------
        Property and equipment, net.........................................................  $  20,562  $  11,937
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Furniture and equipment includes equipment under capital leases at December 31, 1996 and 1995 with a cost of $6,074 and $3,637, respectively, and accumulated amortization of $2,531 and $2,063, respectively.

    Assets held for sale of $5,735 at December 31, 1995 represent certain transportation equipment, part of which was sold during May 1996 to a third party for a $314 gain which is included in Other, net in the consolidated statement of operations for the year ended December 31, 1996 and the balance was purchased by the Principal Stockholder at net book value on December 12, 1996, the date upon which the initial public offering of the Company's shares became effective.

NOTE 5--BUSINESS ACQUISITIONS

    The Company has acquired 36 businesses (primarily recruitment advertising businesses) between January 1, 1994 and December 31, 1996 including, on July 2, 1996, all of the outstanding shares of Neville Jeffress Australia Pty Limited ("Neville Jeffress"). Neville Jeffress had commissions and fees of approximately $24,000 for the year ended June 30, 1996. The total amount of cash paid and promissory notes issued for these acquisitions was approximately $25,358, $26,709 and $12,230 for 1996, 1995 and 1994, respectively. These acquisitions have been accounted for under the purchase method. Accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS (CONTINUED)
    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1996 and 1995 assume the acquisitions in 1996 and 1995 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Commissions and fees..................................................  $  181,397  $  157,550
Pro forma net income..................................................  $    1,485* $    3,676
Pro forma net income per common and Class B common share..............  $      .08* $      .19

------------------------

* Excludes special compensation and interest charges in the amounts of $52.0 million and $2.6 million, respectively.

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                                                    DECEMBER 31,      AMORTIZATION
                                                                                --------------------     PERIOD
                                                                                  1996       1995       (YEARS)
                                                                                ---------  ---------  ------------
Client lists, net of accumulated amortization of $3,715 and $2,935,
  respectively................................................................  $   8,913  $   7,567      5 to 30
Covenants not to compete, net of accumulated amortization of $1,713 and
  $1,314, respectively........................................................      1,336      1,764       3 to 6
Excess of cost of investments over fair value of net assets acquired, net of
  accumulated amortization of $6,428 and $4,377, respectively.................     62,947     36,485     10 to 30
Other, net of accumulated amortization of $1,709 and $1,447, respectively.....        779      1,021      4 to 10
                                                                                ---------  ---------
                                                                                $  73,975  $  46,837
                                                                                ---------  ---------
                                                                                ---------  ---------

NOTE 7--FINANCING AGREEMENT

    The Company obtains financing from a financial institution under a five-year financing agreement as amended and restated on June 27, 1996, and as further amended on August 29, 1996, with automatic one-year extensions unless terminated by either party at least 90 days prior to expiration of the initial term or any renewal term (the "Agreement"). The Agreement provides for borrowings of up to $100,000 at an interest rate of either: (a) prime rate or 1/2% over the Federal Funds Rate, whichever is higher, less 1% to plus 1% as determined under the Agreement; or (b) LIBOR, plus 1 1/2% to 3 1/2% as determined under the Agreement; at the borrower's option. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed on an installment basis under 360 days old from first installment billing, as defined. Substantially all assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 7--FINANCING AGREEMENT (CONTINUED)
covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. In addition, the Agreement also provides for a 0.50% fee on any unused portion of the commitment and a fixed termination fee of $1,000 for the life of the Agreement.

    At December 31, 1996, the prime rate, Federal Funds Rate and one month LIBOR were 8.25%, 8.0% and 5.6%, respectively, and borrowings outstanding were at a weighted average interest rate of 8.0%.

    In October 1993, the Company issued a warrant to the lender to purchase one percent of the issued and outstanding common stock of the Company (as defined in the agreement) for an exercise price of $.01 per share. The warrant was independently appraised at $600, which amount was being amortized over the remaining term of the original financing agreement of 30 months from October 1993 until December 1996, when the warrant was exercised. At that time, the unamortized balance was expensed. In addition, in December 1996, upon the exercise of such warrant there was an additional interest charge of approximately $2.6 million to reflect the difference between the value of the stock issued (228,768 shares) at the initial public offering price of $14.00 per share and the original amount recorded.

NOTE 8--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Borrowings under financing agreement (see Note 7)...........................................  $  59,495  $  77,536
Borrowings under financing agreement, interest payable at the Canadian Prime Rate (which approximated 7% at December 31, 1996), expiring June 2001 and collateralized by the assets
  of a subsidiary in the amount of approximately $4,000 at December 31, 1996................      2,343      2,200
Acquisition notes payable in annual and monthly installments through 1997 with interest at
  8.5%......................................................................................      3,374      7,026
Other acquisition notes payable, noninterest bearing, interest imputed at 6.7% to 8.0%, in
  varying installments through 2000.........................................................      8,586      8,277
Capitalized lease obligations, payable with interest from 9% to 15%, in varying installments
  through 2000..............................................................................      4,058      1,571
Notes payable, in varying monthly installments maturing through 2001, with interest at rates
  ranging from 7.5% to 8.5%.................................................................      2,110      3,269
                                                                                              ---------  ---------
                                                                                                 79,966     99,879
Less: Current portion.......................................................................      9,167     11,809
                                                                                              ---------  ---------
                                                                                              $  70,799  $  88,070
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8--LONG-TERM DEBT (CONTINUED)

    The noncurrent portion of long-term debt matures as follows:

                                                                                  DECEMBER 31,
                                                                                      1996
                                                                                  ------------
1998............................................................................   $    5,081
1999............................................................................        2,339
2000............................................................................        1,325
2001............................................................................       62,054
2002............................................................................       --
                                                                                  ------------
                                                                                   $   70,799
                                                                                  ------------
                                                                                  ------------

NOTE 9--MINORITY INTEREST

    In connection with an acquisition in 1990, a subsidiary of the Company issued 88,425 shares of nonvoting convertible 10% cumulative preferred stock in exchange for 88,425 shares (58%) of the outstanding common stock of the acquired company held by the acquired company's employee stock ownership trust. The book value of these shares of approximately $3,000, which approximates the redemption price, is included in minority interest in the consolidated balance sheets. These shares were redeemed subsequent to December 31, 1996.

NOTE 10--REDEEMABLE PREFERRED STOCK

    During 1991, the Company sold 200,000 shares of 10.5% nonvoting cumulative preferred stock ($10.00 par value) to the Company's profit sharing plan for $2,000. These shares were redeemed subsequent to December 31, 1996.

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT)

    STOCK INCENTIVE PLANS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 900,000 shares of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

    Under the Stock Option Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant which may be made to an executive officer in any calendar year is 45,000 shares.

    On January 3, 1996, options to purchase an aggregate of 296,640 shares of common stock were granted to officers, employees and consultants of the Company at a purchase price equal to $6.65 per share, the fair market value of the common stock on the date of grant as determined by the Board. Such options vest at the rate of 25% of the original grant commencing one year after the date of grant. For the year ended December 31, 1996, 7,056 options were cancelled. At December 31, 1996, none of the outstanding options were exercisable.

    On January 6, 1997 options to purchase an aggregate of approximately 1.2 million shares of Company common stock were granted to officers and employees of the Company, subject to stockholder approval.

    In January 1996, the Company also adopted a stock option plan for nonemployee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 180,000 shares of common stock may be granted to nonemployee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's nonemployee directors of an option to purchase 11,250 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors.

    Options to purchase 11,250 shares of common stock at a purchase price per share equal to $6.65 per share, the fair market value of the common stock on the date of grant as determined by the Board, were granted on January 24, 1996 to one nonemployee director. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. In September 1996, options to purchase an aggregate of 33,750 shares of common stock were granted to three directors under this plan at an exercise price per share equal to the initial public offering price per share, the fair value on the date of grant as determined by the Board. Vesting is on terms similar to that of the previous director's grant. In December 1996, 11,250 of the options granted to a director in September 1996 were cancelled and options to purchase 125,000 shares of Class B common stock were granted at an exercise price of $14.00 (the initial public offering price). Of the total, 50,000 of such options vested on the closing of the initial public offering and the balance vest 25,000 per year starting on June 1, 1997.

    At December 31, 1996, 66,875 options are exercisable.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted during 1996 was $5.93. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of 6.11%; volatility factor of the

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) expected market price of the Company's common stock of 25%; and a weighted average expected life of the option of 8 years.

    Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                            1996(1)
                                                                                                           ---------
Net income:
  As reported............................................................................................  $   2,173
  Pro forma..............................................................................................      1,560
Net income per common and Class B common share:
  As reported............................................................................................       0.11
  Pro forma..............................................................................................       0.08

------------------------

(1) Based on pro forma net income which excludes special compensation of $52.0 million and non-recurring interest charges of $2.6 million.

    A summary of the status of the Company's two fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented.

                                                                          DECEMBER 31, 1996
                                                                      --------------------------
                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                       SHARES    EXERCISE PRICE
                                                                      ---------  ---------------
Outstanding at beginning of year....................................     --         $  --
Granted.............................................................    466,640          9.15
Exercised...........................................................     --            --
Forfeited/cancelled.................................................    (18,306)        11.17
                                                                      ---------
Outstanding at end of year..........................................    448,334          9.07
                                                                      ---------
                                                                      ---------
Options exercisable at year-end.....................................     66,875     $   13.38

Weighted average fair value of options granted during the year......                $    5.93

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1996.

                               OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
---------------------------------------------------------------------------------  ---------------------------------------------
                   NUMBER             WEIGHTED AVERAGE                                     NUMBER                WEIGHTED
EXERCISE       OUTSTANDING AT             REMAINING           WEIGHTED AVERAGE         EXERCISABLE AT             AVERAGE
 PRICES      DECEMBER 31, 1996        CONTRACTUAL LIFE         EXERCISE PRICE        DECEMBER 31, 1996        EXERCISE PRICE
---------  ----------------------  -----------------------  ---------------------  ----------------------  ---------------------
 $ 6.65             289,584                     9.0               $    6.65                  --                  $  --
   6.65              11,250                     9.0                    6.65                   5,625                   6.65
  14.00              22,500                     9.7                   14.00                  11,250                  14.00
  14.00             125,000                     9.9                   14.00                  50,000                  14.00
                    -------                                                                 -------
                    448,334                                                                  66,875
                    -------                                                                 -------
                    -------                                                                 -------

    STOCK OPTIONS

    In connection with an acquisition in 1995, the Company issued options to acquire shares of the Company's common stock in exchange for a $400 obligation of the Company incurred in connection with this acquisition. That obligation was amended in September 1996 in consideration of the termination of a put option. The number of shares to be acquired is determined by formula. Based on the initial public offering price of $14.00, the number of shares issued was 85,354. Such options were exercised upon the closing of the public offering.

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in earnings of affiliates are as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                       1996       1995       1994
                                                                                    ----------  ---------  ---------
Domestic..........................................................................  $  (50,323) $   6,955  $  (2,661)
Foreign...........................................................................       1,674      1,210        164
                                                                                    ----------  ---------  ---------
  Total income (loss) before provision (benefit) for income taxes, minority
    interests and equity in earnings of affiliates................................  $  (48,649) $   8,165  $  (2,497)
                                                                                    ----------  ---------  ---------
                                                                                    ----------  ---------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes is as follows:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Current tax provision (benefit):
  U.S. Federal........................................................................  $      66  $      87  $     194
  State and local.....................................................................        922        320        298
  Foreign.............................................................................        709        810        162
                                                                                        ---------  ---------  ---------
    Total current.....................................................................      1,697      1,217        654
                                                                                        ---------  ---------  ---------
Deferred tax provision (benefit):
  U.S. Federal........................................................................      1,740      2,051       (787)
  State and local.....................................................................       (321)       535       (200)
  Foreign.............................................................................        154        419     --
                                                                                        ---------  ---------  ---------
    Total deferred....................................................................      1,573      3,005       (987)
                                                                                        ---------  ---------  ---------
    Total provision (benefit).........................................................  $   3,270  $   4,222  $    (333)
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Current deferred tax assets (liabilities):
  Earned commissions.....................................................  $  (5,266) $  (5,433)
  Allowance for doubtful accounts........................................      2,813      1,462
  Work-in-process........................................................     (5,817)    (5,316)
  Accrued expenses and other liabilities.................................     (1,548)      (135)
                                                                           ---------  ---------
    Total current deferred tax liability.................................     (9,818)    (9,422)
                                                                           ---------  ---------
Noncurrent deferred tax assets (liabilities):
  Property and equipment.................................................       (801)     1,237
  Intangibles............................................................       (453)       (76)
  Tax loss carryforwards.................................................     10,579      8,313
                                                                           ---------  ---------
    Total noncurrent deferred tax asset..................................      9,325      9,474
                                                                           ---------  ---------
Net deferred tax asset (liability).......................................  $    (493) $      52
                                                                           ---------  ---------
                                                                           ---------  ---------

    At December 31, 1996, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $21,800 which expire through 2009. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be realized.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                         1996       1995       1994
                                                                                      ----------  ---------  ---------
Provision (benefit) at Federal statutory rate.......................................  $  (16,541) $   2,776  $    (849)
State income taxes, net of Federal income tax effect................................         216        514        (35)
Nondeductible expenses..............................................................         685        419        342
Nondeductible special charge........................................................      18,571     --         --
Interest imputed on receivable from principal stockholder...........................         216        198        146
Losses for which no tax benefits are available......................................          45        503          4
Foreign income taxes at other than the Federal statutory rate.......................          26        149        (19)
Other...............................................................................          52       (337)        78
                                                                                      ----------  ---------  ---------
Income tax provision (benefit)......................................................  $    3,270  $   4,222  $    (333)
                                                                                      ----------  ---------  ---------
                                                                                      ----------  ---------  ---------

    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 31, 1996, the cumulative amount of reinvested earnings was not material.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 1996 are as follows:

                                                                            CAPITAL    OPERATING
                                                                            LEASES      LEASES
                                                                           ---------  -----------
1997.....................................................................  $   1,531   $   8,465
1998.....................................................................      1,291       7,902
1999.....................................................................      1,114       7,471
2000.....................................................................        672       6,951
2001.....................................................................     --           4,455
Thereafter...............................................................     --           3,267
                                                                           ---------  -----------
                                                                               4,608   $  38,511
                                                                                      -----------
                                                                                      -----------
Less: Amount representing interest.......................................        550
                                                                           ---------
Present value of minimum lease payments..................................      4,058
Less: Current portion....................................................      1,252
                                                                           ---------
                                                                           $   2,806
                                                                           ---------
                                                                           ---------

    Rent and related expenses under operating leases amounted to $10,856, $7,735 and $6,470 for the years ended December 31, 1996, 1995 and 1994, respectively.

    (B) CONSULTING, EMPLOYMENT AND NONCOMPETE AGREEMENTS

    The Company has entered into various consulting, employment and noncompete agreements with certain management personnel and former owners of acquired businesses. These agreements are generally two to five years in length, with one for a term of fifteen years and two providing aggregate annual lifetime payments of approximately $135.

    Effective November 15, 1996, the Company entered into an employment agreement with its Principal Stockholder for a term ending on November 14, 2001. The agreement provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. Under the agreement, the Principal Stockholder is entitled to a base salary of $1,500 per year and mandatory bonuses of $375 per quarter. The agreement also provides that the Company will pay the Principal Stockholder his base salary and mandatory bonuses for the remaining term of the agreement in the event he is terminated for reasons other than cause.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The above agreements provide for the following aggregate annual payments:

                                                                                  DECEMBER 31,
                                                                                      1996
                                                                                  ------------
1997............................................................................   $    5,052
1998............................................................................        4,621
1999............................................................................        4,144
2000............................................................................        4,212
2001............................................................................        4,002
Thereafter......................................................................        2,099
                                                                                  ------------
                                                                                   $   24,130
                                                                                  ------------
                                                                                  ------------

    (C) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are a maximum of 2% of payroll of participating employees, amounted to approximately $600, $584 and $368 for the years ended December 31, 1996, 1995 and 1994, respectively.

    In addition, the Company has a defined contribution profit sharing plan covering all eligible employees. Contributions, which are at the discretion of the Board of Directors, were not made in the years ended December 31, 1996, 1995 and 1994. The Board does not anticipate any contributions will be made in the future.

    (D) LITIGATION

    The Company is subject to various claims, suits and complaints arising in the ordinary course of business. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

    In November 1996, an action was commenced against Old TMP, WCI and the Principal Stockholder by a former employee. The complaint alleges, among other things, that the defendants breached purported contractual obligations pursuant to which the former employee was entitled to a 40% ownership interest in the Company's recruitment advertising business, and breached fiduciary obligations to the former employee arising out of the deprivation of his supposed 40% interest. The former employee seeks damages in an unspecified amount and punitive damages in the amount of $10 million for each claim. In January 1997, defendants moved to dismiss the complaint and plaintiff responded to defendants' motion to dismiss. The Company and the Principal Stockholder intend to vigorously contest the complaint. There can be no assurance as to the outcome of the litigation and, in the event of a decision adverse to the Company, the Company's business, financial condition and operating results, and the Company's stockholders could be materially adversely affected. The Principal Stockholder has agreed to indemnify the Company against any adverse judgment. There can be no assurance, however, that the Principal Stockholder will have sufficient financial resources to satisfy any indemnification claims.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (E) OTHER

    The Company is contingently liable on a note of the Principal Stockholder in the amount of approximately $1,600. The majority stockholder of an unconsolidated equity investee has an agreement which requires the Company to purchase his interest, based on a formula value, upon death. The value of his shares at December 31, 1996 is approximately $4,700 based on the formula.

NOTE 14--RELATED PARTY TRANSACTIONS

    (A) The Company has receivables from certain of its stockholders aggregating $761, $500, and $235 at December 31, 1996, 1995 and 1994, respectively.

    (B) The Company has net receivables from its Principal Stockholder of $11,413, $6,530 and $8,188 at December 31, 1996, 1995 and 1994, respectively.
Prior to January 1, 1997 such amounts were noninterest-bearing. As of January 1, 1997 interest will be charged on the unpaid balance at the prime rate.

    (C) In August 1996, the Company entered into an agreement whereby it acquired the minority interest of a subsidiary for 46,350 shares of common stock. Such shares, valued at $672, were recorded as special compensation because the stockholder had received his shares in the subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

    (D) The Company charged management and other fees to affiliates for services provided of approximately $602, $873 and $670 for the years ended December 31, 1996, 1995 and 1994, respectively. Such fees are reflected as a reduction of salaries and related expenses in the accompanying consolidated statements of operations.

    (E) In January 1994, the Company acquired a 50% interest in an agency selling real estate advertising for $150,000. In connection with this acquisition, the Company agreed to provide the agency with certain office and administrative services which amounted to $875, $725 and $685 in the years ended December 31, 1996, 1995 and 1994, respectively, in exchange for 50% of the agency's profits, as defined in the agreement. The Company also entered into three-year employment and consulting agreements with the two other stockholders of the agency and granted them the right to convert their agency shares into Company shares after an initial public offering. That conversion right, as amended, provides that those two stockholders may convert 25% of the agency's stock into unregistered common stock of the Company with a total value of $1,000 determined on the basis of the average of the closing prices of Company stock during the twenty trading days immediately preceding the closing of the conversion. The conversion was exercised subsequent to December 31, 1996.

    (F) In 1994, the Principal Stockholder gave 374,940 shares of common stock as compensation to certain employees. These shares were recorded at fair market value of $55 on the date they were given, as determined by the Company. In 1996, the Company issued 142,740 shares of common stock as compensation to one employee. These shares were valued at fair market value of $20 on the date they were issued, as determined by the Company.

    (G) The Company leases three offices from entities in which the Principal Stockholder and other stockholders have between a 49% and 90% ownership interest. Annual rent expense under these leases, which expire on various dates through the year 2013, amounts to approximately $803. In addition, an

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED) investee of the Company leases an office, at an annual rental of approximately $119, from a partnership in which the Principal Stockholder holds a 49% interest.

NOTE 15--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged in one line of business, the placing of advertising in various media. Its operations are conducted in several geographic regions:
North America, the Pacific Rim (Australia, New Zealand, and Japan) and Europe. The following is a summary of the Company's operations by geographic segment, as of and for the year ended December 31, 1996. Geographic segments were not material for 1995 and 1994.

                                                                NORTH AMERICA   PACIFIC RIM   EUROPE      TOTAL
                                                                --------------  -----------  ---------  ----------
Commissions and fees..........................................   $    144,853    $  11,757   $   6,021  $  162,631
Income (loss) before taxes, minority interests and equity in
  earnings of affiliates......................................        (49,159)*       (381)        891     (48,649)*
Identifiable assets...........................................        266,336       39,244      26,173     331,753

------------------------

* Includes noncash, nonrecurring special compensation and interest expense of $52.0 million and $2.6 million, respectively.

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1996       1995       1994
                                                   ---------  ---------  ---------
Interest.........................................  $  11,389  $  10,601  $   8,809
Income taxes.....................................        936        589        239

    In conjunction with business acquisitions, the Company used cash as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1996       1995       1994
                                                   ---------  ---------  ---------
Fair value of assets acquired, excluding cash....  $  52,731  $  37,260  $  16,537
Less: Liabilities assumed and created upon
  acquisition....................................     28,976     25,936     10,210
                                                   ---------  ---------  ---------
Net cash paid....................................  $  23,755  $  11,324  $   6,327
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17--QUARTERLY INFORMATION

    The following table sets forth summary quarterly unaudited financial information for 1996 and 1995, excluding nonrecurring special compensation and interest charges:

                                                                        1995 QUARTERS
                                                    ------------------------------------------------------
                                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                    -----------  -----------  -------------  -------------
Commissions and fees:
  Yellow page advertising.........................   $    19.0    $    21.9     $    23.2      $    23.4
  Recruitment advertising.........................         7.4          9.2           9.0           10.4
  Internet........................................      --           --            --                 .4
                                                         -----        -----        ------          -----
Total commissions and fees........................   $    26.4    $    31.1     $    32.2      $    34.2
                                                         -----        -----        ------          -----
                                                         -----        -----        ------          -----
Operating income..................................   $     4.4    $     4.4     $     2.8      $     7.3
Income (loss) before provision for income taxes,
  minority interest and equity in earnings (losses
  of affiliates)..................................         2.1          1.6        --                4.5
Net income (loss).................................         0.9          0.7          (0.7)           2.3


                                                                        1996 QUARTERS
                                                    ------------------------------------------------------
                                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                    -----------  -----------  -------------  -------------
Commissions and fees:
  Yellow page advertising.........................   $    20.4    $    23.0     $    27.8      $    23.3
  Recruitment advertising.........................        12.7         12.2          18.5           18.0
  Internet........................................          .9          1.5           1.9            2.4
                                                         -----        -----        ------          -----
Total commissions and fees........................   $    34.0    $    36.7     $    48.2      $    43.7
                                                         -----        -----        ------          -----
                                                         -----        -----        ------          -----
Pro forma operating income........................   $     3.7    $     3.1     $     3.2      $     7.8
Pro forma income before provision for income
  taxes, minority interest and equity in earnings
  (losses) of affiliates..........................         1.0          0.4        --                2.0
Pro forma net income (loss).......................        (0.1)         0.3          (0.7)           2.7

    During the three months ended December 31, 1996 the Company received one time fees of $150, $175, and $220 for a research study, executive search services and for assisting in the procurement of bank financing, respectively. The research study fee is included as a reduction of Office and General Expenses, the executive search fee is included in Commissions and Fees and the loan procurement fee is included in Other Income in the accompanying Statement of Operations for the year ended December 31, 1996.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     COLUMN B      COLUMN C--ADDITIONS                   COLUMN E
                                                    -----------  ------------------------               -----------
                     COLUMN A                       BALANCE AT   CHARGED TO   CHARGED TO    COLUMN D    BALANCE AT
--------------------------------------------------   BEGINNING    COSTS AND      OTHER     -----------    END OF
                   DESCRIPTIONS                      OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1994
  Allowance for doubtful accounts.................   $   1,654    $     793       --        $     429    $   2,018
Year ended December 31, 1995
  Allowance for doubtful accounts.................   $   2,018    $   2,850       --        $   1,003    $   3,865
Year ended December 31, 1996
  Allowance for doubtful accounts.................   $   3,865    $   3,131    $   2,111(1)  $   2,075   $   7,032

------------------------

(1) Initial reserves of acquired companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  DIRECTORS

    The information set forth under the caption Proposal No.1--Election of Directors in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Part I--Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) DOCUMENT LIST

1. Financial Statements

    The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

    The following financial statement schedule and opinion thereon are filed as a part of this Report:

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.01, 10.03, 10.04, 10.05, 10.06, 10.26 and 10.27 are management contracts, compensatory plans or arrangements):

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
         3.1   Certificate of Incorporation.*
         3.2   Bylaws.*
         4.1   Form of Common Stock Certificate.*
        10.1   Form of Employee Confidentiality and Non-Solicitation Agreement.*
        10.2   Form of Indemnification Agreement.*
        10.3   1996 Stock Option Plan.*
        10.4   Form of Stock Option Agreement under 1996 Stock Option Plan.*
        10.5   1996 Stock Option Plan for Non-Employee Directors.*
        10.6   Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.*
        10.7   Lease, dated as of October 31, 1978, between Telephone Marketing Programs Inc. and PDC Realty Inc. as
               agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20,
               1991.*
        10.8   Share Sale and Purchase Agreement, dated July 2, 1996, relating to the entire issued share capital of
               Neville Jeffress Australia Pty Limited, between Neville Jeffress Holding Pty Limited, Petzow Holdings
               Pty Ltd., TMP Australia Pty Limited and Neville Jeffress Australia Pty Ltd.*
        10.9   Asset Purchase Agreement, dated as of January 3, 1995, by and among Rogers Acquisition Corp., Rogers
               & Associates Advertising, Inc., Curtis Rogers, Steven Schmidt and Ronni Rogers.*
        10.10  Amended and Restated Accounts Receivable Management and Security Agreement, dated as of June 27,
               1996, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by Amendment No. 1 to
               Amended and Restated Accounts Receivable Management and Security Agreement, dated as of August 29,
               1996.*
        10.11  Agreement and Plan of Merger of TMP Worldwide Inc., Worldwide Classified Inc., McKelvey Enterprises,
               Inc. and Telephone Marketing Programs Incorporated.*
        10.12  Stock Purchase Agreement, dated May 26, 1977, among Telephone Marketing Programs, Inc., Andrew J.
               McKelvey, Timothy P. Hanley and Bard Publishing Company, as amended on June 15, 1977.*
        10.13  Agreement, dated as of January 3, 1995, among Andrew J. McKelvey, Aeronautic Media, Inc. and McKelvey
               Enterprises, Inc. relating to a yacht.*
        10.14  Stock Purchase Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Volando, Inc.*
        10.15  Contribution Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of EPI Aviation, Inc.*
        10.16  Lease Agreement, dated as of June 1, 1996, by and between TPH and AJM, a partnership, and Telephone
               Directory Advertising, Inc.*
        10.17  Contribution Agreement, dated as of July 16, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc. relating to the common stock of General Directory Advertising Services, Inc.*
        10.18  Stock Purchase Agreement, dated as of August 15, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of National Media Holding Company, Inc.*
        10.19  Stock Purchase Agreement, dated as of September 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Telephone Directory Advertising, Inc.*

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
        10.20  Stock Purchase Agreement, dated as of September 4, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of S.M.E.T. Servizio Marketing Elenchi Telefonici
               s.r.l.*
        10.21  Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by
               Amendment 1 to Agreement, dated as of September 5, 1996.*
        10.22  Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.*
        10.23  Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide
               Inc., as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.*
        10.24  Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs,
               Inc.*
        10.25  Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive
               Inc. and Jeffrey C. Taylor.*
        10.26  Employment Agreement, dated November 18, 1996, between TMP Worldwide Inc. and James J. Treacy.*
        10.27  Employment Agreement, dated November 15, 1996, between TMP Worldwide Inc. and Andrew J. McKelvey.*
        10.28  Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31, 1995.*
        10.29  Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.*
        10.30  Indemnification Agreement dated as of December 9, 1996, among Telephone Marketing Programs
               Incorporated, TMP Worldwide, Inc., Worldwide Classified Inc. and Andrew J. McKelvey.*
        10.31  Promissory Note made by Andrew J. McKelvey.
        11     Statement regarding computation of earnings per share.
        21     Subsidiaries of the Company.*
        23.1   Consent of BDO Seidman, LLP.
        27.0   Financial Data Schedule
               (b) Reports on Form 8-K.
               No reports on Form 8-K were filed from October 1, 1996 through December 31, 1996.
               (c) Exhibits.
               See (3)(a)above.

------------------------

* Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TMP WORLDWIDE INC.

                                BY:            /S/ ANDREW J. MCKELVEY
                                     -----------------------------------------
                                                 Andrew J. McKelvey
                                        CHAIRMAN OF THE BOARD AND PRESIDENT

March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ ANDREW J. MCKELVEY        President and Director
------------------------------    (principal executive        March 26, 1997
      Andrew J. McKelvey          officer)

    /s/ THOMAS G. COLLISON
------------------------------  Vice Chairman (principal      March 26, 1997
      Thomas G. Collison          financial officer)

      /s/ ROXANE PREVITY        Chief Financial Officer
------------------------------    (principal accounting       March 26, 1997
        Roxane Previty            officer)

     /s/ GEORGE R. EISELE
------------------------------  Director                      March 26, 1997
       George R. Eisele

------------------------------  Director                      March 26, 1997
       John R. Gaulding

  /s/ GRAEME K. HOWARD, JR.
------------------------------  Director                      March 26, 1997
    Graeme K. Howard, Jr.

------------------------------  Director                      March 26, 1997
       Jean-Louis Pallu

        /s/ JOHN SWANN
------------------------------  Director                      March 26, 1997
          John Swann