Form 10-Q
period 1997-03-31
TMP WORLDWIDE INC
filed 1997-05-15
CIK 1020416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended: March 31, 1997

                         Commission File Number: 0-21571


                               TMP WORLDWIDE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                          13-3906555
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


1633 Broadway, 33rd Floor, New York, New York,             10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(212) 977-4200
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes. [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                          Outstanding on May 8, 1997
      -----                                          --------------------------
 Common Stock                                               8,670,245
 Class B Common Stock                                      14,787,541

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Condensed Balance Sheets -
         March 31, 1997 and December 31, 1996                             2

       Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 1997 and 1996                       3

       Consolidated Condensed Statements of Stockholders' Equity -
         Three Months Ended March 31, 1997                                4

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996                       5

       Notes to Consolidated Condensed Financial  Statements              6-7

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-11


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                  12

        Signatures                                                        13

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         March 31,  December 31,
                                                                           1997        1996
                                                                       -----------  ------------
                                                                       (unaudited)
Assets
------
Current assets
   Cash and cash equivalents ..........................................  $  1,196    $    898
    Accounts receivable - net .........................................   210,659     191,728
    Work-in-process ...................................................    17,356      14,542
    Prepaid and other .................................................     5,586       5,482
                                                                         --------    --------
         Total current assets .........................................   234,797     212,650
Receivable from Principal Stockholder .................................    11,375      11,413
Property and equipment - net ..........................................    22,583      20,562
Deferred income taxes .................................................     9,325       9,325
Intangibles - net .....................................................    80,431      73,975
Other assets ..........................................................     4,178       3,828
                                                                         --------    --------
                                                                         $362,689    $331,753
                                                                         ========    ========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable ...................................................  $177,860    $182,129
   Accrued expenses and other liabilities .............................    26,928      23,463
   Deferred income taxes ..............................................    10,714       9,818
   Current portion of long-term debt ..................................     4,873       9,167
                                                                         --------    --------
         Total current liabilities ....................................   220,375     224,577
Long-term debt, less current portion ..................................   108,132      70,799
                                                                         --------    --------
         Total liabilities ............................................   328,507     295,376
                                                                         --------    --------
Minority interests ....................................................       434       3,082
                                                                         --------    --------
Redeemable preferred stock ............................................      --         2,000
                                                                         --------    --------
Stockholders' equity:
   Preferred stock, $.001 par value, authorized 800,000 shares;
      issued and outstanding - none ...................................      --          --
   Common stock, $.001 par value, authorized 200,000,000
      shares; issued and outstanding - 8,670,245, and 8,605,436
      shares respectively .............................................         9           8
   Class B common stock, $.001 par value, authorized 39,000,000
      shares issued and outstanding - 14,787,541 shares ...............        15          15
   Additional paid-in capital .........................................   107,822     106,803
   Foreign currency translation adjustment ............................       426         380
   Deficit ............................................................   (74,524)    (75,911)
                                                                         --------    --------
Total stockholders' equity ............................................    33,748      31,295
                                                                         --------    --------
                                                                         $362,689    $331,753
                                                                         ========    ========

      See accompanying notes to consolidated condensed financial statements


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)


                                                               Three Months ended March 31,
                                                              -----------------------------
                                                                  1997              1996
                                                              -----------       -----------
Commissions and fees ......................................   $    45,983       $    33,988
                                                              -----------       -----------
Operating expenses:
   Salaries and related costs .............................        23,339            17,177
   Office and general expenses ............................        16,319            12,191
   Amortization of intangibles ............................         1,330               954
                                                              -----------       -----------
         Total operating expenses .........................        40,988            30,322
                                                              -----------       -----------
Operating income ..........................................         4,995             3,666
                                                              -----------       -----------
Other income (expense):
  Interest expense ........................................        (2,234)           (2,814)
  Interest income .........................................           437               115
  Other - net .............................................            (6)               14
                                                              -----------       -----------
Total other income (expense) - net ........................        (1,803)           (2,685)
                                                              -----------       -----------
Income before provision for income taxes, minority
    interests and equity in earnings of affiliates ........         3,192               981
Provision for income taxes ................................         1,508               937
                                                              -----------       -----------
Income before minority interests and equity in earnings
    of affiliates .........................................         1,684                44
Minority interests ........................................           184               116
Equity in earnings of affiliates ..........................            10                 6
                                                              -----------       -----------
Net income (loss) .........................................         1,510               (66)
Preferred stock dividends and redemption premium ..........          (123)              (52)
                                                              -----------       -----------
Net income (loss) applicable to common and Class B
    common stockholders....................................   $     1,387       $      (118)
                                                              ===========       ===========
Net income (loss) per common and Class B
    common share ..........................................         $0.06            $(0.01)
                                                                    =====            ======
Weighted average number of common, Class B
    common and common equivalent shares outstanding .......    23,788,562        19,637,166
                                                              ===========       ===========


     See accompanying notes to consolidated condensed financial statements.


                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                      Common stock       Class B common stock
                                     $.001 par value       $.001 par value        Additional     Foreign       Retained
                                   ------------------    --------------------      paid-in      currency       earnings
                                    Shares     Amount      Shares     Amount       capital     translation     (deficit)
                                   ---------   ------    ----------  -------      --------     -----------     --------
BALANCE, January 1, 1997 ......    8,605,436     $8      14,787,541    $15        $106,803        $380         $(75,911)
Issuance of common stock
   in connection with
   the exercise of options ....        2,961     --            --       --              20          --               --
Issuance of common stock
   for purchase of equity
   interest in subsidiary .....       61,848      1            --       --             999          --               --
Foreign currency
    translation adjustment ....         --       --            --       --            --            46               --
Dividends on preferred stock
  and redemption premium ......         --       --            --       --            --            --             (123)
Net income ....................         --       --            --       --            --            --            1,510
                                   ---------   ------    ----------  -------      --------        ----         --------
Balance, March 31, 1997 .......    8,670,245     $9      14,787,541    $15        $107,822        $426         $(74,524)
                                   =========   ======    ==========  =======      ========        ====         ========



                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           1997            1996
                                                                                         --------         -------
Cash flows from operating activities:
   Net income (loss)...................................................................  $  1,510         $   (66)
                                                                                         --------         -------
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization of property and equipment..........................     1,557             955
      Amortization of intangibles......................................................     1,330             954
      Provision for doubtful accounts..................................................       509           1,295
      Minority interests...............................................................       184             116
      Provision for deferred income taxes..............................................       896             209
      Other............................................................................        (6)            (44)
      Changes in assets and liabilities, net of effects of purchases of businesses:
         Increase in accounts receivable, net..........................................    (6,080)        (13,636)
         Increase in work-in-process...................................................    (2,257)         (2,752)
         Increase in prepaid and other.................................................      (513)         (1,851)
         Increase in other assets......................................................      (424)            (57)
         Increase (decrease) in accounts payable and accrued liabilities...............   (12,294)         13,406
                                                                                         --------        --------
            Total  adjustments.........................................................   (17,098)         (1,405)
                                                                                         --------        --------
            Net cash used in operating activities......................................   (15,588)         (1,471)
                                                                                         --------        --------
Cash flows from investing activities:
   Payments pursuant to notes to Principal Stockholder.................................      (656)           (688)
   Repayments from Principal Stockholder...............................................       695           1,201
   Capital expenditures................................................................    (1,500)           (751)
   Payments for purchases of businesses, net of cash acquired..........................    (8,229)         (2,503)
   Advances to and investments in affiliates...........................................       (71)           (322)
                                                                                         --------        --------
            Net cash used in investing activities......................................    (9,761)         (3,063)
                                                                                         --------        --------
Cash flows from financing activities:
   Payments on capitalized leases......................................................      (318)           (254)
   Borrowings under line of credit and proceeds from issuance of debt..................   177,859         147,074
   Repayments under line of credit and principal payments on debt......................  (146,613)       (143,266)
   Distribution to minority interest...................................................       (25)            (73)
   Redemption of minority interest.....................................................    (3,133)            --
   Redemption of preferred stock.......................................................    (2,105)            --
   Dividends on preferred stock........................................................       (18)            (53)
                                                                                         --------        --------
            Net cash provided by financing activities..................................    25,647           3,428
                                                                                         --------        --------
Net increase (decrease) in cash and cash equivalents...................................       298          (1,106)
Cash and cash equivalents, beginning of period.........................................       898           2,719
                                                                                         --------        --------
Cash and cash equivalents, end of period...............................................  $  1,196        $  1,613
                                                                                         ========        ========

        See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The Company follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     Primary earnings per share are based upon the weighted average number of common, class B common and common share equivalents outstanding during each period.

NOTE  2 - BUSINESS ACQUISITIONS

     The Company acquired three recruitment advertising businesses in the three month period ending March 31, 1997. During 1996, the Company acquired thirteen recruitment advertising companies. The total amount of cash paid and promissory notes issued for these acquisitions was approximately $9,096 and $25,358 for the 1997 and 1996 periods, respectively.

     The summarized unaudited pro forma results of operations set forth below for the three months ended March 31, 1997 and 1996 assume that the acquisitions in 1997 and 1996 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                              1997       1996
                                                            -------    -------
Commissions and fees                                        $51,176    $45,176
Pro forma net income                                        $ 1,489    $   280
Pro forma net income per common and Class B common share    $   .06    $   .01

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

NOTE 3 - SUPPLEMENTAL  NET  INCOME

     Supplemental net income per common share and Class B common share for the three months ended March 31, 1996 was $.02 compared with a historical loss of $(.01). For the calculation of such supplemental amount, the weighted average number of common and Class B common shares includes the number of shares whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred stock of the Company, and the net income applicable to common and Class B common stockholders was adjusted to exclude the related financing and interest expense of the debt.

NOTE 4 - REDEEMABLE PREFERRED STOCK

     During 1991, the Company sold 200,000 shares of 10.5% nonvoting cumulative preferred stock ($10.00 par value) to the Company's profit sharing plan for $2,000. These shares were redeemed on January 31, 1997 for a total of $2,105, which included a redemption premium of $105.

NOTE 5 - STOCK OPTIONS

     On January 6, 1997 options to purchase, at an exercise price of $12.88, the market price on the date of grant, an aggregate of approximately 1.2 million shares of Company common stock were granted to officers and employees of the Company, subject to stockholder approval.

NOTE 6 - MINORITY INTEREST

     In connection with an acquisition in 1990, a subsidiary of the Company issued 88,425 shares of nonvoting convertible 10% cumulative preferred stock in exchange for 88,425 shares (58%) of the outstanding common stock of the acquired company held by the acquired company's employee stock ownership trust. These shares were redeemed on January 31, 1997 for $3,133, which included a redemption premium of $118.

                               TMP WORLDWIDE INC.
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

     Statements in this Quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) the uncertain acceptance of the internet and the Company's internet content, (ii) that the Company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (iii) risks associated with acquisitions, (iv) competition, (v) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (vi) the Company's business experiences seasonality, (vii) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results, (viii) litigation involving a former employee, (ix) the Company has entered into certain transactions with affiliated parties and (x) the control of the Company by Andrew J. McKelvey.


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
                                                             Three months ended March 31,
                                                             ----------------------------
                                                               1997                1996
                                                             --------            --------
                                                                    (in thousands)

Gross Billings:
---------------
Yellow page advertising                                      $ 98,811            $102,130
Recruitment advertising                                       111,436              60,685
Internet(1)                                                     3,906                 944
                                                             --------            --------
Total                                                        $214,153            $163,759
                                                             ========            ========

Commissions & Fees:
-------------------
Yellow page advertising                                      $ 19,714            $ 20,393
Recruitment advertising                                        22,500              12,734
Internet(1)                                                     3,769                 861
                                                             --------            --------
Total                                                        $ 45,983            $ 33,988
                                                             ========            ========

Commissions & Fees as a Percentage of Gross Billings:
-----------------------------------------------------
Yellow page advertising                                          20.0%               20.0%
Recruitment advertising                                          20.2%               21.0%
Internet(1)                                                      96.5%               91.2%
Total                                                            21.5%               20.8%

EBITDA(2)                                                    $  7,702             $ 5,479
Cash used in operating activities                            $(15,588)            $(1,471)
Cash used in investing activities                            $ (9,761)            $(3,063)
Cash provided by financing activities                        $ 25,647             $ 3,428

--------------
(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet, mostly on the Company's own Web sites.

(2)Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows:


                                                   Three months ended March 31,
                                                   ----------------------------
                                                    1997                 1996
                                                   ------               ------
                                                         (in thousands)

Net income (loss)                                  $1,510               $  (66)
  Interest expense - net                            1,797                2,699
  Income tax expense                                1,508                  937
  Depreciation and amortization                     2,887                1,909
                                                   ------               ------
EBITDA                                             $7,702               $5,479
                                                   ======               ======

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

-------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1996
--------------------------------------------------------------
     Gross billings for the three months ended March 31, 1997 were $214.2 million, a net increase of $50.4 million or 30.8% from $163.8 million for the three months ended March 31, 1996. Commissions and fees for the three months ended March 31, 1997 were $46.0 million, an increase of $12.0 million or 35.3% from $34.0 million in the first three months of 1996. Recruitment commissions and fees were $22.5 million for the three months ended March 31, 1997 compared with $12.7 million for the three months ended March 31, 1996, an increase of $9.8 million or 77.2%. This increase was primarily due to acquisitions and was partially offset by reductions in client spending. Internet commissions and fees increased 338% to $3.8 million for the three months ended March 31, 1997 from $861,000 for the three months ended March 31, 1996 reflecting an increasing acceptance of the Company's products from both existing and new clients, and "co-branding" marketing efforts with other internet content providers. Yellow Page commissions and fees decreased by 3.3% or $700,000 to $19.7 million for the three months ended March 31,1997 from $20.4 million for the three months ended March 31 1996, reflecting client resignations and shifts in the timing of yellow page directory printing schedules.

     Operating expenses for the three months ended March 31, 1997 were $41.0 million, compared with $30.3 million for the same period in 1996. The increase of $10.7 million or 35.2% reflects acquisition activity, including higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.1% for the three months ended March 31, 1997 as compared to 89.2% in the prior year period.

     As a result of the above, operating income for the three months ended March 31, 1997 increased $1.3 million or 36% to $5.0 million from $3.7 million for the comparable period last year.

     Net interest expense for the three months ended March 31, 1997 was $1.8 million, a decrease of $900,000 or 33.4%, reflecting the reduction in debt resulting from the use of the proceeds of the Company's initial public offering, which closed in December 1996, and interest earned on loans to the Company's Principal Stockholder.

     Income taxes for the three months ended March 31, 1997 were $1.5 million compared with $900,000 for the same period last year, an increase of $600,000 or 60.9% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to fully benefit from losses at certain subsidiaries, as evidenced by an effective tax rate of 47.2% for the three month period ended March 31 1997 compared with an effective tax rate of 95.5% for the comparable 1996 period.

     Minority interests in consolidated earnings for the three months ended March 31, 1997 was $184,000, an increase of $68,000 over the $116,000 for the three months ended March 31, 1996. Preferred dividends for the three months ended March 31, 1997 were $123,000, an increase of $71,000 over the $52,000 for the three months ended March 31, 1996. Both increases primarily reflect the redemption premiums paid upon redemption of the underlying investments.

     As a result of all of the above, net income available to common and Class B common stockholders for the three months ended March 31, 1997 increased $1.5 million to $1.4 million from a loss of $118,000 for the for the three months ended March 31, 1996.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
Net cash used in operating activities for the three months ended March 31, 1997 was $15.6 million compared with $1.5 million for the three months ended March 31, 1996. The increase of $14.1 million was primarily due to accelerated payments to yellow page vendors in the 1997 period as the Company utilized the increased cash available to it under its credit facilities. EBITDA increased $2.2 million or 40.6% to $7.7 million for the three months ended March 31, 1997 from $5.5 million for the three months ended March 31, 1996. As a percent of commissions and fees, EBITDA increased to 16.7% for the three months ended March 31, 1997 as compared with 16.1% for the three months ended March 31, 1996. The increase resulted from a higher operating profit as described above.

The Company's investing activities for the three months ended March 31, 1997 was $9.8 million compared with $3.1 million for the three months ended March 31, 1996. The $6.7 million increase was primarily due to $5.7 million more in payments for acquisitions of businesses and $.7 million more for capital expenditures when compared with payments made for the same period in 1996.

The Company's financing activities include borrowings and repayments under its bank financing agreements and issuance and repayments of installment notes used principally to finance acquisitions and loans to stockholders. The Company's financing activities for the three months ended March 31, 1997 provided net cash of $25.6 million compared with $3.4 million for the three months ended March 31, 1996. The increase of $22.2 million was provided by higher borrowings against such credit facilities. At March 31, 1997, the Company had $117 million in committed lines of credit, comprised mainly of a $100 million revolving credit agreement expiring June 30, 2001. Of the $117 million in committed lines, $10 million was unused at March 31, 1997.

Cash and cash equivalents at March 31, 1997 was $1.2 million, an increase of $.3 million from $.9 million at December 31, 1996.

Management believes that the aggregate lines of credit available to the Company plus funds provided by operations will be adequate to support its short term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated.

                           PART II-OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

      (a)  The following exhibits are filed as part of this report:

           11.1 Statement re: Computation of Earnings Per Share
           27   Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

         All other items of this report are inapplicable.

                               TMP WORLDWIDE INC.

SIGNATURES
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TMP WORLDWIDE INC.
                                                      (Registrant)
                                                   ----------------

Date: May 13, 1997                                /s/ THOMAS G. COLLISON
      ------------                                -----------------------------
                                                  Thomas G. Collison
                                                  Vice Chairman
                                                  (Principal Financial Officer)


Date: May 13, 1997                                /s/ ROXANE PREVITY
      ------------                                -----------------------------
                                                  Roxane Previty
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)