Form 10-Q
period 1997-06-30
TMP WORLDWIDE INC
filed 1997-08-12
CIK 1020416

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q
                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

             / / Transition report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                    transition period from______ to______ .

                           --------------------------

                        Commission File Number: 0-21571
                               TMP WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3906555
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No.)

              1633 BROADWAY, 33RD FLOOR, NEW YORK, NEW YORK 10019
              (Address of principal executive offices) (Zip Code)
                                 (212) 977-4200
              (Registrant's telephone number, including area code)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                    YES __X__
NO_____

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                             OUTSTANDING ON AUGUST 5,
                          CLASS                                        1997
---------------------------------------------------------  ----------------------------
COMMON STOCK.............................................             8,798,543
CLASS B COMMON STOCK.....................................            14,787,541

--------------------------------------------------------------------------------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                     PAGE NO.
                                                                                                    -----------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets--
              June 30, 1997 and December 31, 1996.................................................           2

            Consolidated Condensed Statements of Income--
              Three Month and Six Month Periods Ended June 30, 1997 and 1996......................           3

            Consolidated Condensed Statement of Stockholders' Equity--
              Six Months Ended June 30, 1997......................................................           4

            Consolidated Condensed Statements of Cash Flows--
              Six Months Ended June 30, 1997 and 1996.............................................           5

            Notes to Consolidated Condensed Financial Statements..................................         6-8

            Management's Discussion and Analysis of Financial Condition
Item 2.       and Results of Operations...........................................................        9-14

PART II     OTHER INFORMATION

Item 2.     Changes In Securities.................................................................          15

Item 4.     Submission of Matters to a Vote of Security Holders...................................          15

Item 6.     Exhibits and Reports on Form 8-K......................................................          15

            Signatures............................................................................          16

                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,
                                                                                           1997      DECEMBER 31,
                                                                                        (UNAUDITED)      1996
                                                                                        -----------  ------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $   1,264    $      898
  Accounts receivable,net.............................................................     203,509       191,728
  Work-in-process.....................................................................      17,665        14,542
  Prepaid and other...................................................................       6,111         5,482
                                                                                        -----------  ------------
      Total current assets............................................................     228,549       212,650
Receivable from Principal Stockholder.................................................      11,611        11,413
Property and equipment, net...........................................................      31,568        20,562
Deferred income taxes.................................................................       9,046         9,325
Intangibles, net......................................................................      90,095        73,975
Other assets..........................................................................       3,179         3,828
                                                                                        -----------  ------------
                                                                                         $ 374,048    $  331,753
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable..................................................................   $ 174,532    $  182,129
    Accrued expenses and other liabilities............................................      28,682        23,463
    Deferred income taxes.............................................................      10,420         9,818
    Current portion of long term debt.................................................       6,046         9,167
                                                                                        -----------  ------------
      Total current liabilities.......................................................     219,680       224,577
Long-term debt, less current portion..................................................     116,088        70,799
                                                                                        -----------  ------------
      Total liabilities...............................................................     335,768       295,376
                                                                                        -----------  ------------
Minority interests....................................................................         435         3,082
                                                                                        -----------  ------------
Redeemable preferred stock............................................................      --             2,000
                                                                                        -----------  ------------
Stockholders' equity:
    Preferred stock, $.001 par value, authorized 800,000 shares;
      issued and outstanding--none....................................................      --            --
    Common stock, $.001 par value, authorized 200,000,000 shares;
      issued and outstanding--8,797,342, and 8,605,436
      shares respectively.............................................................           9             8
    Class B common stock, $.001 par value, authorized 39,000,000 shares
      issued and outstanding--14,787,541 shares.......................................          15            15
    Additional paid-in capital........................................................     110,166       106,803
    Foreign currency translation adjustment...........................................         271           380
    Accumulated deficit...............................................................     (72,616)      (75,911)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      37,845        31,295
                                                                                        -----------  ------------
                                                                                         $ 374,048    $  331,753
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS                 SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                        --------------------------  --------------------------
                                                            1997          1996          1997          1996
                                                        ------------  ------------  ------------  ------------
Commissions and fees..................................  $     54,636  $     36,675  $    100,619  $     70,663
                                                        ------------  ------------  ------------  ------------
Operating expenses:
  Salaries and related costs..........................        27,145        18,384        50,484        35,561
  Office and general expenses.........................        19,966        14,146        36,285        26,337
  Amortization of intangibles.........................         1,519         1,059         2,849         2,013
                                                        ------------  ------------  ------------  ------------
    Total.............................................        48,630        33,589        89,618        63,911
                                                        ------------  ------------  ------------  ------------
Operating income......................................         6,006         3,086        11,001         6,752
                                                        ------------  ------------  ------------  ------------
Other income (expense):
  Interest expense....................................        (2,761)       (3,221)       (4,995)       (6,035)
  Interest income.....................................           510            87           947           202
  Other, net..........................................             9           436             3           450
                                                        ------------  ------------  ------------  ------------
    Total other income (expense), net.................        (2,242)       (2,698)       (4,045)       (5,383)
                                                        ------------  ------------  ------------  ------------
Income before provision for income taxes, minority
  interests and equity in earnings of affiliates......         3,764           388         6,956         1,369
Provision for income taxes............................         1,798            (7)        3,306           930
                                                        ------------  ------------  ------------  ------------
Income before minority interests and equity earnings
  of affiliates.......................................         1,966           395         3,650           439
Minority interests....................................            43           110           227           226
Equity in earnings (losses) of affiliates.............           (15)           10            (5)           16
                                                        ------------  ------------  ------------  ------------
Net income............................................         1,908           295         3,418           229
Preferred stock dividend and redemption premium.......             0           (53)         (123)         (105)
                                                        ------------  ------------  ------------  ------------
Net income applicable to common and Class B common
  stockholders........................................  $      1,908  $        242  $      3,295  $        124
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------
Net income per common and Class B common share........  $       0.08  $       0.01  $        .14  $        .01
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------
Weighted average number of common, Class B common and
  common equivalent shares outstanding................        24,087        19,617        24,037        19,638
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 CLASS B
                                     COMMON STOCK,            COMMON STOCK,                       FOREIGN
                                    $.001 PAR VALUE          $.001 PAR VALUE      ADDITIONAL     CURRENCY
                                ------------------------  ----------------------    PAID-IN     TRANSLATION   ACCUMULATED
                                 SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL     ADJUSTMENT      DEFICIT
                                ---------  -------------  ---------  -----------  -----------  -------------  ------------
Balance, January 1, 1997......  8,605,436    $       8    14,787,541  $      15    $ 106,803     $     380     $  (75,911)
Issuance of common stock in
  connection with the exercise
  of options..................     37,575       --           --          --              489        --             --
Capital contribution from
  Principal Stockholder.......     --           --           --          --              275        --             --
Issuance of common stock for
  purchases of interest in
  subsidiaries................    110,783            1       --          --            2,044        --             --
Issuance of common stock for
  Company match to 401K plan..     43,548       --           --          --              555        --             --
Foreign currency translation
  adjustment..................     --           --           --          --           --              (109)        --
Dividend on preferred stock
  and redemption premium......     --           --           --          --           --            --               (123)
Net income....................     --           --           --          --           --            --              3,418
                                                    --
                                ---------                 ---------         ---   -----------        -----    ------------
Balance, June 30, 1997........  8,797,342    $       9    14,787,541  $      15    $ 110,166     $     271     $  (72,616)
                                                    --
                                                    --
                                ---------                 ---------         ---   -----------        -----    ------------
                                ---------                 ---------         ---   -----------        -----    ------------


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance, January 1, 1997......    $  31,295
Issuance of common stock in
  connection with the exercise
  of options..................          489
Capital contribution from
  Principal Stockholder.......          275
Issuance of common stock for
  purchases of interest in
  subsidiaries................        2,045
Issuance of common stock for
  Company match to 401K plan..          555
Foreign currency translation
  adjustment..................         (109)
Dividend on preferred stock
  and redemption premium......         (123)
Net income....................        3,418

                                -------------
Balance, June 30, 1997........    $  37,845

                                -------------
                                -------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Cash flows from operating activities:
  Net income................................................................................  $   3,418  $     229
                                                                                              ---------  ---------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization of property and equipment.................................      3,534      2,025
    Amortization of intangibles.............................................................      2,849      2,013
    Provision for doubtful accounts.........................................................      1,507      1,993
    Minority interests......................................................................        227        226
    Provision for deferred income taxes.....................................................        912      1,078
    Other...................................................................................         (3)       162
    Changes in assets and liabilities, net of effects of purchases of businesses:
      (Increase) decrease in accounts receivable, net.......................................      2,732     (6,496)
      Increase in work-in-process...........................................................     (2,566)    (1,063)
      (Increase) decrease in prepaid and other..............................................        (12)        43
      (Increase) decrease in other assets...................................................         87       (326)
      Increase (decrease) in accounts payable and accrued liabilities.......................    (17,598)    18,640
                                                                                              ---------  ---------
        Total adjustments...................................................................     (8,331)    18,295
                                                                                              ---------  ---------
        Net cash provided by (used in) operating activities.................................     (4,913)    18,524
                                                                                              ---------  ---------
Cash flows from investing activities:
  Payments pursuant to notes to Principal Stockholder.......................................       (656)    (3,733)
  Repayments from Principal Stockholder.....................................................        695      1,127
  Capital expenditures......................................................................    (12,385)    (3,429)
  Payments for purchases of businesses, net of cash acquired................................    (11,375)    (4,037)
  Proceeds from sale of assets..............................................................         --      3,347
  Advances to and investments in affiliates.................................................        (71)      (443)
                                                                                              ---------  ---------
        Net cash used in investing activities...............................................    (23,792)    (7,168)
                                                                                              ---------  ---------
Cash flows from financing activities:
  Payments on capitalized leases............................................................     (1,450)      (434)
  Capital contribution from Principal Stockholder...........................................        275     --
  Borrowings under line of credit and proceeds from issuance of debt........................    320,094    305,758
  Repayments under line of credit and principal payments on debt............................   (284,567)  (315,015)
  Distributions to minority interest........................................................        (25)      (157)
  Redemption of minority interest (including premium).......................................     (3,133)    --
  Redemption of preferred stock (including premium).........................................     (2,105)    --
  Dividends on preferred stock..............................................................        (18)      (105)
                                                                                              ---------  ---------
        Net cash provided by (used in) financing activities.................................     29,071     (9,953)
                                                                                              ---------  ---------
Net increase in cash and cash equivalents...................................................        366      1,403
Cash and cash equivalents, beginning of period..............................................        898      2,719
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $   1,264  $   4,122
                                                                                              ---------  ---------
                                                                                              ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

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

    These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The Company follows the same accounting policies in preparation of interim reports.

    Results of operations for the interim periods are not indicative of annual results.

    Primary earnings per share are based upon the weighted average number of common, class B common and common share equivalents outstanding during each period.

NOTE 2-BUSINESS ACQUISITIONS

    The Company acquired six recruitment advertising businesses and one yellow page business during the six month period ended June 30, 1997. During 1996, the Company acquired thirteen recruitment advertising companies. The total value of cash paid, promissory notes issued, and common stock issued for these acquisitions was approximately $15,539 and $25,358 for the 1997 and 1996 periods respectively.

    The summarized unaudited pro forma results of operations set forth below for the six months ended June 30, 1997 and 1996 and the years ended December 31, 1996 and 1995 assume that the acquisitions in 1997 and 1996 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                              SIX MONTHS ENDED JUNE    YEAR ENDED DECEMBER
                                                                       30,                     31,
                                                              ----------------------  ----------------------
                                                                 1997        1996        1996        1995
                                                              ----------  ----------  ----------  ----------
Commission and fees.........................................  $  106,417  $   97,555  $  206,669  $  157,550
Pro forma net income (loss).................................       3,581        (189)      2,399       3,216
Pro forma net income (loss) per common and
  Class B common share......................................  $      .15  $     (.01) $      .12  $      .19

NOTE 3-SUPPLEMENTAL NET INCOME

    Supplemental net income per common share and Class B common share for the six months ended June 30, 1996 was $.02 compared with a historical loss of $(.01). For the calculation of such supplemental amount, the weighted average number of common and Class B common shares includes the number of shares whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-SUPPLEMENTAL NET INCOME (CONTINUED) stock of the Company, and net income applicable to common and Class B common stockholders was adjusted to exclude the related financing and interest expense of the debt.

NOTE 4-REDEEMABLE PREFERRED STOCK

    During 1991, the Company sold 200,000 shares of 10.5% nonvoting cumulative preferred stock ($10.00 par value) to the Company's profit sharing plan for $2,000. These shares were redeemed on January 31, 1997 for a total of $2,105, which included a redemption premium of $105.

NOTE 5-STOCK OPTIONS

    On January 6, 1997 options to purchase, at an exercise price of $12.88, the market price on the date of grant, an aggregate of approximately 1.2 million shares of Company common stock were granted to officers and employees of the Company.

NOTE 6-MINORITY INTEREST

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

NOTE 7-LITIGATION SETTLED

    In November 1996, an action was commenced against Old TMP, WCI and the Principal Stockholder by a former employee alleging, among other things, that the defendants breached purported contractual and fiduciary obligations pursuant to which the former employee was entitled to an ownership interest in the Company's recruitment advertising business. In June 1997, this matter was settled for $275, which was paid by the Principal Stockholder under an indemnity agreement with the Company.

NOTE 8-SUBSEQUENT EVENTS

    PROPOSED ACQUISITION OF AUSTIN KNIGHT LIMITED AND SUBSIDIARIES

    In July 1997, the Company entered into an agreement to acquire all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47.2 million, net of approximately $11.5 million of cash acquired relating to the sale of real property by Austin Knight. The acquisition is subject to certain closing conditions including the consent of shareholders holding at least 80.1% of Austin Knight's outstanding shares. The acquisition is expected to be completed by the end of August 1997. For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $213.8 million.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 8-SUBSEQUENT EVENTS (CONTINUED)

     INTENTION TO SELL 2,400,000 ADDITIONAL SHARES OF COMMON STOCK

    In July 1997, the Company announced its intention to sell 2,400,000 shares of Common Stock to the public. At an assumed offering price of $22.50, the net proceeds to the Company are estimated to be $50.5 million after deducting the underwriting discounts and commissions, and estimated offering expenses payable by the Company. In addition, it is anticipated that 1,600,000 shares of Common Stock of the Company will be sold by certain stockholders including the principal stockholder (the "selling stockholders"). The Company will not receive any proceeds from the selling stockholders except that the principal stockholder and certain selling stockholders will repay their net indebtedness to the Company, approximately $11.9 million, from their proceeds. The Company intends to use the net proceeds received from the offering, including proceeds received from certain selling stockholders, to repay a portion of its outstanding indebtedness, including the amount borrowed from its primary lending facility for the probable acquisition of Austin Knight.

                               TMP WORLDWIDE INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, AND UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND THE COMPANY'S INTERNET CONTENT, (II) THAT THE COMPANY HAS GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE ITS GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) THE COMPANY'S QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) THE COMPANY'S BUSINESS EXPERIENCES SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) THE COMPANY HAS ENTERED INTO CERTAIN TRANSACTIONS WITH AFFILIATED PARTIES AND (IX) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY.

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                       JUNE 30,            JUNE 30,
                                                                                  ------------------  ------------------
                                                                                    1997      1996      1997      1996
                                                                                  --------  --------  --------  --------

                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
GROSS BILLINGS:
  Yellow page advertising.......................................................  $111,566  $112,380  $210,377  $214,510
  Recruitment advertising.......................................................   129,186    58,807   240,622   119,492
  Internet(1)...................................................................     4,649     1,454     8,555     2,315
                                                                                  --------  --------  --------  --------
Total...........................................................................  $245,401  $172,641  $459,554  $336,317
                                                                                  --------  --------  --------  --------
                                                                                  --------  --------  --------  --------
COMMISSIONS AND FEES:
  Yellow page advertising.......................................................  $ 23,036  $ 22,987  $ 42,750  $ 43,380
  Recruitment advertising.......................................................    27,161    12,234    49,661    24,968
  Internet(1)...................................................................     4,439     1,454     8,208     2,315
                                                                                  --------  --------  --------  --------
Total...........................................................................  $ 54,636  $ 36,675  $100,619  $ 70,663
                                                                                  --------  --------  --------  --------
                                                                                  --------  --------  --------  --------
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising.......................................................      20.6%     20.5%     20.3%     20.2%
  Recruitment advertising.......................................................      21.0%     20.8%     20.6%     20.9%
  Internet(1)...................................................................      95.5%    100.0%     95.9%    100.0%
Total...........................................................................      22.3%     21.2%     21.9%     21.0%

EBITDA(2).......................................................................  $  9,453  $  5,551  $ 17,155  $ 11,030
Cash provided by (used in) operating activities.................................  $ 10,675  $ 19,995  $ (4,913) $ 18,524
Cash used in investing activities...............................................  $(14,031) $ (4,105) $(23,792) $ (7,168)
Cash provided by (used in) financing activities.................................  $  3,424  $(13,381) $ 29,071  $ (9,953)

------------------------

(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet, primarily on the Company's own Web sites.

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

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------

                                                                                        (IN THOUSANDS)
Net income..............................................................  $   1,908  $     295  $   3,418  $     229
  Interest expense, net.................................................      2,251      3,134      4,048      5,833
  Income tax expense....................................................      1,798         (7)     3,306        930
  Depreciation and amortization.........................................      3,496      2,129      6,383      4,038
                                                                          ---------  ---------  ---------  ---------
EBITDA..................................................................  $   9,453  $   5,551  $  17,155  $  11,030
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  1996

    Gross billings for the three months ended June 30, 1997 were $245.4 million, a net increase of $72.8 million or 42.1% from $172.6 million for the three months ended June 30, 1996. Commissions and fees for the three months ended June 30, 1997 were $54.6 million, an increase of $18.0 million or 49.0% from $36.6 million in the first three months of 1996. Yellow page commissions and fees were flat at $23.0 million for each of the three month periods, Recruitment commissions and fees were $27.1 million for the three months ended June 30, 1997 compared with $12.2 million for the three months ended June 30, 1996, an increase of $14.9 million or 122.0%. This increase was primarily due to acquisitions and approximately $1.0 million was due to net increases in client spending and net new clients. Internet commissions and fees increased 205.3% to $4.4 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. For June 1997, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board-Registered Trademark- and Online Career Center(sm) had 1.7 million visits compared with 1.3 million visits for March 1997 (the first month for which comparable statistics are available). The increases in revenue and visits reflect an increasing acceptance of the Company's products, from existing and new clients and internet users, and the effects of "co-branding" marketing efforts with other Internet content providers.

    Operating expenses for the three months ended June 30, 1997 were $48.6 million, compared with $33.6 million for the same period in 1996. The increase of $15.0 million or 44.8% reflects acquisition activity, including a $.5 million increase for amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.0% for the three months ended June 30, 1997 as compared to 91.6% in the prior year period.

    As a result of the above, operating income for the three months ended June 30, 1997 increased $2.9 million or 94.6% to $6.0 million from $3.1 million for the comparable period last year.

    Net interest expense for the three months ended June 30, 1997 was $2.3 million, a decrease of $.9 million or 28.2%, reflecting a net reduction in debt resulting from the use of the proceeds of the Company's initial public offering, which closed in December 1996, partially offset by borrowings for acquisitions, and interest earned on loans to the Company's principal stockholder.

    Taxes on income for the three months ended June 30, 1997 were $1.8 million compared with $0 for the same period last year reflecting a $3.7 million pretax profit in the 1997 period compared with a $.4 million profit for the 1996 period. The effective tax rate for the three month period ended June 30, 1997 was 47.8%.

    Minority interests in consolidated earnings for the three months ended June 30, 1997 was $43 thousand a decrease of $67 thousand from the $110 thousand for the three months ended June 30, 1996. In addition, there was no

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

preferred dividend for the three months ended June 30, 1997 compared with $53 thousand for the three months ended June 30, 1996. Both improvements reflect the redemptions in January, 1997 by the Company of the underlying preferred stocks.

    As a result of all of the above, net income available to common and Class B common stockholders for the three months ended June 30, 1997 increased $1.7 million to $1.9 million from $.2 million for the for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

    Gross billings for the six months ended June 30, 1997 were $459.6 million a net increase of $123.2 million or 36.6% from $336.3 million for the six months ended June 30, 1996. Commissions and fees for the six months ended June 30, 1997 were $100.6 million, an increase of $29.9 million or 42.4% from $70.7 million in the first six months of 1996. Yellow page commissions and fees were $42.8 million for the six months ended June 30, 1997 compared with $43.4 million for the six months ended June 30, 1996, a decline of 1.5% or $.6 million reflecting client resignations and shifts in the timing of yellow page directory printing schedules. Recruitment commissions and fees were $49.7 million for the six months ended June 30, 1997 compared with $25.0 million for the six months ended June 30, 1996, an increase of $24.7 million or 98.9%. This increase was primarily due to acquisitions and with net increases in client spending and new clients slightly outpacing the effects of client losses. Internet commissions and fees increased 254.6% to $8.2 million for the six months ended June 30, 1997 from $2.3 million for the six months ended June 30, 1996, reflecting an increasing acceptance of the Company's Internet products from existing and new clients, and the benefits of "co-branding" marketing efforts with other Internet content providers.

    Operating expenses for the six months ended June 30, 1997 were $89.6 million, compared with $63.9 million for the same period in 1996. The increase of $25.7 million or 40.2% reflects acquisition activity, including $.8 million for higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.1% for the six months ended June 30, 1997 as compared to 90.4% in the prior year period.

    As a result of the above, operating income for the six months ended June 30, 1997 increased $4.2 million or 62.9% to $11.0 million from $6.8 million for the comparable period last year.

    Net interest expense for the six months ended June 30, 1997 was $4.0 million, a decrease of $1.8 million or 30.6%, reflecting a net reduction in debt resulting from the use of the proceeds from the Company's initial public offering, which closed in December 1996, partially offset by borrowings for acquisitions, and interest earned on loans to the Company's Principal Stockholder.

    Taxes on income for the six months ended June 30, 1997 were $3.3 million compared with $.9 million for the same period last year an increase of $2.4 million or 255.5% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to offset profits of certain subsidiaries with losses of others because they were not then part of the same consolidated tax return as evidenced by an effective tax rate of 47.5% for the six month period ended June 30, 1997 compared with an effective tax rate of 67.9% for the same 1996 period.

    Minority interests in consolidated earnings for the six months ended June 30, 1997 of $.2 million were unchanged from the prior year period and preferred dividends for the six months ended June 30, 1997 of $123 thousand were $18 thousand over the $105 thousand for the six months ended June 30, 1996. For 1997, the charges and the redemption premiums on the underlying instruments paid in the first quarter and resulting lower minority interest charge in the second quarter were approximately equal to the charges and dividends paid in the first and second quarters of 1996.

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    As a result of all of the above, net income available to common and Class B common stockholders for the six months ended June 30, 1997 was $3.3 million, an increase of $3.2 million over the $124 thousand for the for the six months ended June 30, 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in by operating activities for the six months ended June 30, 1997 was $4.9 million compared with $18.5 million provided by operating activities for the six months ended June 30, 1996. The decrease of $23.4 million was primarily due to accelerated payments to yellow page vendors in the 1997 period as the Company used the increased cash available to it under its credit facilities after repaying debt with proceeds from its initial public offering in December 1996 partially offset by accelerated collection of accounts receivable. EBITDA was $17.2 million for the six months ended June 30, 1997 an increase of $6.1 million or 55.5% from $11.0 million for the six months ended June 30, 1996. As a percentage of commissions and fees, EBITDA increased to 17.0% for the six months ended June 30, 1997 as compared with 15.6% for the six months ended June 30, 1996. The increase resulted from a higher operating profit in 1997.

    The Company's investing activities for the six months ended June 30, 1997 used cash of $23.8 million compared with $7.2 million for the six months ended June 30, 1996. The $16.6 million increase was primarily due to $7.3 million more in payments for acquisitions of businesses and $9.0 million more for capital expenditures when compared with payments made for the same period in 1996.

    In July 1997, the Company entered into an agreement to acquire all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47.2 million, net of approximately $11.5 million of cash acquired relating to the sale of real property by Austin Knight. The acquisition is subject to certain closing conditions including the consent of shareholders holding at least 80.01% of Austin Knight's outstanding shares. The acquisition is expected to be completed by the end of August 1997. For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $213.8 million.

    The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and, prior to 1997, loans to the Principal and certain other stockholders. The Company's financing activities for the six months ended June 30, 1997 provided net cash of $29.1 million, compared with a use of $10.0 million for the six months ended June 30, 1996. The change of $39.1 million resulted from higher net borrowings against credit facilities partially offset by redemption of minority interests and preferred stock. In July 1997, the Company announced its intention to sell 2,400,000 shares of Common Stock to the public. At an assumed offering price of $22.50, the net proceeds to the Company are estimated to be $50.5 million after deducting the underwriting discounts and commissions, and estimated offering expenses payable by the Company. In addition, it is anticipated that 1,600,000 shares of Common Stock of the Company will be sold by certain stockholders including the Principal Stockholder (the "Selling Stockholders"). The Company will not receive any proceeds from the Selling Stockholders except that the Principal Stockholder and certain selling stockholders will repay their net indebtedness to the Company, approximately $11.9 million, from their proceeds. The Company intends to use the net proceeds received from the offering, including proceeds received from certain selling stockholders, to repay a portion of its outstanding indebtedness, including the amount borrowed from its primary lending facility for the probable acquisition of Austin Knight.

    At June 30, 1997, the Company had $127 million in committed lines of credit, with $110 million from its primary lending facility pursuant to a revolving credit agreement expiring June 30, 2001. In July, the Company secured an additional $75 million commitment from such facility and a portion of this amount will be used for the acquisition of Austin Knight. Of the committed lines, $21.1 million was unused at June 30, 1997.

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Cash and cash equivalents at June 30, 1997 was $1.3 million, an increase of $.4 million from $.9 million at December 31, 1996.

    Management believes that the aggregate lines of credit available to the Company, including the $75 million commitment secured in July, plus funds provided by operations will be adequate to support its short term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated.

                               TMP WORLDWIDE INC.

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    (c) 48,934 shares of Common Stock were issued to two entities in June 1997 in connection with an acquisition. Such securities were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Section 4(2) of such Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders was held on June 25, 1997.

    (b) The following directors were reelected at the annual meeting of stockholders:

       Andrew J. McKelvey

       George Eisele

       John Gaulding

       Jean-Louis Pallu

       John Swann

    (c) Each nominee for election as director received 153,120,836 votes for the nominee's election and 100 votes were withheld for each nominee. There were no abstentions. The amendments to the Company's 1996 Stock Option Plan were approved by the vote indicated:

For:                      151,954,934
Against:                     633,242
Broker non-votes             526,803
Abstain                        5,957

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as a part of this report:

        2.1 Agreement relating to the Entire Issued Share Capital of Austin Knight Limited between AK Warranty and Indemnity Limited and TMP Worldwide Inc. dated July 1997

       11.1 Statement re: Computation of Earnings Per Share

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

                                               TMP WORLDWIDE INC.
                                                ----------------------------------
                                                (Registrant)

Date:  August 11, 1997                         /S/ THOMAS G. COLLISON
                                                ----------------------------------
                                                THOMAS G. COLLISON
                                                Vice Chairman
                                                (PRINCIPAL FINANCIAL OFFICER)

Date:  August 11, 1997                         /S/ ROXANE PREVITY
                                                ----------------------------------
                                                ROXANE PREVITY
                                                Chief Financial Officer
                                                (PRINCIPAL ACCOUNTING OFFICER)