Form 10-Q
period 1997-09-30
TMP WORLDWIDE INC
filed 1997-11-14
CIK 1020416

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                            ---------------------

                                  FORM 10-Q

               /X/ Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 1997

               / / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                             -----------------------


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X      No


        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                Class                         Outstanding on November 10, 1997
                -----                         --------------------------------
            Common Stock.............................  12,495,130
        Class B Common Stock.........................  13,587,541

                     TMP WORLDWIDE INC. AND SUBSIDIARIES


                                    INDEX


                                                                                                 Page No.
PART I            FINANCIAL INFORMATION

Item 1.             Financial Statements

               Consolidated Condensed Balance Sheets--
                    September 30, 1997 and December 31, 1996.................................        2

               Consolidated Condensed Statements of Income--
                    Three Month and Nine Month Periods Ended September 30, 1997 and 1996.....        3

               Consolidated Condensed Statement of Stockholders' Equity--
                    Nine Months Ended September 30, 1997.....................................        4

               Consolidated Condensed Statements of Cash Flows--
                    Nine Months Ended September 30, 1997 and 1996............................        5

                  Notes to Consolidated Condensed Financial Statements.......................        6-8

Item 2.             Management's Discussion and Analysis of Financial Condition
                       and Results of Operations................................................     9-13

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...........................................        14

                  Signatures.................................................................        15


                         PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                                                  September 30,     December 31,
                                                                                      1997              1996
                                                                                      ----              ----
                                                                                   (unaudited)
Assets

Current assets:
   Cash and cash equivalents....................................................    $   2,513       $      898
    Accounts receivable, net....................................................      262,423          191,728
    Work-in-process.............................................................       16,270           14,542
    Prepaid and other...........................................................        8,403            5,482
                                                                                   ----------        ---------
Total current assets............................................................      289,609          212,650
Receivable from Principal Stockholder...........................................          ---           11,413
Property and equipment, net.....................................................       35,378           20,562
Deferred income taxes...........................................................        9,046            9,325
Intangibles, net................................................................      142,587           73,975
Other assets....................................................................        5,272            3,828
                                                                                    ---------        ---------
                                                                                     $481,892         $331,753
                                                                                    =========        =========
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable...........................................................     $220,161         $182,129
     Accrued expenses and other liabilities.....................................       45,403           23,463
     Deferred income taxes......................................................       15,127            9,818
     Current portion of long term debt..........................................        6,350            9,167
                                                                                    ---------        ---------
Total current liabilities.......................................................      287,041          224,577
Long term debt, less current portion............................................      100,542           70,799
                                                                                      -------        ---------
Total liabilities...............................................................      387,583          295,376
                                                                                     --------         --------

Minority interests..............................................................          608            3,082
                                                                                     --------         --------

Redeemable preferred stock......................................................        ---              2,000

                                                                                     --------         --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 1,000,000 shares;
         issued and outstanding - none    ......................................        ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--12,401,642, and 8,605,436
         shares respectively....................................................           12                8
     Class B common stock, $.001 par value, authorized 39,000,000 shares issued and outstanding--13,587,541 and 14,787,541 shares
         respectively...........................................................           14               15
     Additional paid-in capital.................................................      161,447          106,803
     Foreign currency translation adjustment....................................          716              380
     Accumulated deficit........................................................      (68,488)         (75,911)
                                                                                    ---------        ---------

Total stockholders' equity......................................................       93,701           31,295
                                                                                    ---------        ---------

                                                                                     $481,892         $331,753
                                                                                     ========         ========



    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)


                                                  Three Months Ended                    Nine Months Ended
                                                       September 30,                      September 30,

                                                 1997              1996               1997             1996
                                               --------         ----------          --------          ------
Commissions and fees .......................    $66,724           $48,207            $167,343        $ 118,870
                                                -------           -------            --------         --------

Operating expenses:
   Salaries and related costs...............     33,096            25,349              83,580           60,910
   Office and general expenses..............     21,798            17,740              58,083           44,077
   Amortization of intangibles..............      1,529             1,160               4,378            3,173
   Special compensation.....................        ---               672                 ---              672
                                                -------           -------            --------         --------
       Total ...............................     56,423            44,921             146,041          108,832
                                                -------           -------            --------         --------

Operating income............................     10,301             3,286              21,302           10,038
                                                -------           -------            --------         --------

Other income (expense):
   Interest (expense) net...................     (2,386)           (2,767)             (6,434)          (8,600)
   Other, net...............................        (53)             (482)                (50)             (32)
                                                --------          --------           ---------        --------
       Total other income (expense), net....     (2,439)           (3,249)             (6,484)          (8,632)
                                                --------          --------           --------         --------

Income before provision for income taxes,
       minority interests and equity in
       earnings of affiliates...............      7,862                37              14,818            1,406
Provision for income taxes..................      3,690               725               6,996            1,655
                                                -------           -------            --------         --------
Income (loss) before minority interests
       and equity earnings of affiliates....      4,172              (688)              7,822             (249)
Minority interests..........................         29               117                 256              343
Equity in earnings (losses) of affiliates...        (15)               37                 (20)              53
                                                -------           -------            ---------        --------

Net income (loss)...........................      4,128              (768)              7,546             (539)
Preferred stock dividend and
       redemption premium...................          0               (53)               (123)            (158)
                                                -------           -------            --------         --------

Net income (loss) applicable to common and
       Class B common stockholders..........    $ 4,128             $(821)             $7,423           $ (697)
                                                =======           =======            ========         ========

Net income per common
       and Class B common share.............       $.17                                  $.31
                                                =======                              ========

Pro forma:
       Historical net loss..................                        $(821)                               $(697)
       Pro forma adjustment for ............
          special compensation..............                          672                                  672
                                                                  -------                             --------
       Pro forma net loss ..................                        $(149)                                $(25)
                                                                  =======                             ========
       Pro forma net loss per common........
           and Class B common share.........                         $(01)                                $.00
                                                                  =======                             ========
Weighted average common,  Class B
       common and common equivalent
       shares outstanding...................     24,533            19,421              24,110           19,276
                                                =======           =======            ========         ========

    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
              (in thousands, except share and per share amounts)
                                 (unaudited)



                                                          Class B                     Foreign
                                Common stock,          common stock,      Additional currency                     Total
                               $.001 par value        $.001 par value      paid-in   translation Accumulated   stockholders'
                              Shares     Amount      Shares     Amount     capital   adjustment   deficit        equity
                              ------     ------      ------     ------    ---------- ----------- -----------   -------------
Balance, January 1, 1997      8,605,436   $   8     14,787,541     $15     $106,803    $ 380      $(75,911)       $31,295
Issuance of common stock
  in connection with the
  exercise of options...         41,776    ----        ----       ----          539     ----        ----              539
Capital contribution from
 Principal Stockholder..        ----       ----        ----       ----          275     ----        ----              275
Issuance of common stock
  for purchases of interest
  in subsidiaries.........      110,882       1        ----       ----        2,046     ----        ----            2,047
Issuance of common stock
  for Company match to
  401K plan.............         43,548    ----        ----       ----          555     ----        ----              555
Foreign currency Translation
  adjustment............        ----       ----        ----       ----        ----       336        ----              336
Dividend on preferred stock
   and redemption premium.      ----       ----        ----       ----        ----      ----          (123)          (123)
Sale of common stock          2,400,000       2        ----       ----       51,229     ----        ----           51,231
Conversion of Class B
  common stock into
  common stock by Principal
  Stockholder                 1,200,000       1     (1,200,000)     (1)       ----      ----        ----            ----
Net Income..............        ----       ----        ----       ----        ----      ----         7,546          7,546
                             ----------   -----     ----------    ----     --------    -----      --------        -------
Balance, September 30,
  1997..................     12,401,642   $  12     13,587,541    $ 14     $161,447    $ 716      $(68,488)       $93,701
                             ==========   =====     ==========    ====     ========    =====      ========        =======



    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                       1997               1996
Cash flows from operating activities:
    Net income (loss)...........................................................     $  7,546             $    (539)
                                                                                     --------             ----------
       Adjustments to reconcile net income (loss) to net cash provided by (used
          in) operating activities:
       Depreciation and amortization of property and equipment..................        5,541                 2,747
       Amortization of intangibles..............................................        4,378                 3,173
       Provision for doubtful accounts..........................................        2,327                 3,123
       Special compensation.....................................................           --                   672
       Minority interests.......................................................          256                   343
       Provision (benefit) for deferred income taxes............................        5,309                  (514)
       Other....................................................................          (53)                  114
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................      (10,773)              (18,352)
        Increase in work-in-process.............................................         (806)                 (288)
        Increase in prepaid and other...........................................       (3,218)                 (397)
        Increase in other assets................................................       (1,515)               (4,174)
        Increase  in accounts payable and accrued liabilities...................        5,813                28,176
                                                                                     --------             ----------
          Total adjustments.....................................................        7,259                14,623
                                                                                     --------             ----------
          Net cash provided by operating activities.............................       14,805                14,084
                                                                                     --------             ----------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................       (3,064)               (4,537)
       Repayments from Principal Stockholder....................................       14,903                 1,577
       Capital expenditures.....................................................      (13,140)               (4,259)
       Payments for purchases of businesses, net of cash acquired...............      (56,769)              (16,611)
       Proceeds from sale of assets.............................................         ----                 3,347
       Advances to and investments in affiliates................................          (71)                 (528)
                                                                                     --------             ----------
         Net cash used in investing activities..................................      (58,141)              (21,011)
                                                                                     --------             ----------

Cash flows from financing activities:
       Payments on capitalized leases...........................................       (2,170)                 (615)
       Capital contribution from Principal Stockholder..........................          275                   ---
       Borrowings under line of credit and proceeds from issuance of debt.......      463,034               471,292
       Repayments under line of credit and principal payments on debt...........     (462,138)             (459,780)
       Distributions to minority interest.......................................          (25)                 (234)

       Net proceeds from stock issuance.........................................       51,231                    ---
       Redemption of minority interest (including premium) .....................       (3,133)                   ---
       Redemption of preferred stock (including premium)........................       (2,105)                   ---
       Dividends on preferred stock.............................................          (18)                 (158)
                                                                                     --------             ----------
         Net cash provided by financing activities..............................       44,951                10,505
                                                                                     --------             ----------

Net increase in cash and cash equivalents.......................................        1,615                 3,578
Cash and cash equivalents, beginning of period..................................          898                 2,719
                                                                                     --------             ----------
Cash and cash equivalents, end of period........................................      $ 2,513              $  6,297
                                                                                     ========             ==========



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

NOTE 2-BUSINESS ACQUISITIONS

        The Company acquired seven recruitment advertising businesses, including Austin Knight Limited and Subsidiaries, and one yellow page business during the nine month period ended September 30, 1997. During the year ended December 31, 1996, the Company acquired thirteen recruitment advertising companies. The total value of cash paid, promissory notes issued, and common stock issued for these acquisitions was approximately $74,279 and $25,358 for the 1997 and 1996 periods respectively.

        The acquisition of all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47,200, net of approximately $11,500 of cash acquired relating to the sale of real property by Austin Knight, was completed in August 1997, For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $213,800 and commissions and fees of approximately $47,600.

        The summarized unaudited pro forma results of operations set forth below for the nine months ended September 30, 1997 and 1996 assume that the acquisitions completed in 1996 and the first nine months of 1997 occurred as of the beginning of each of these periods and include expenses for amortization of intangible assets acquired and interest on funds borrowed in connection with such acquisitions, except for the acquisition of Austin Knight which was funded by a portion of the proceeds from the common stock offering completed on September 16, 1997.


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                 1997              1996
                                                 ----              ----

Commission and fees.........................   $209,382          $189,442
Pro forma net income (loss) ................      7,835              (451)
Pro forma net income (loss) per common
   and Class B common share.................       $.33             $(.03)

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                 (unaudited)

NOTE 3-SUPPLEMENTAL NET INCOME

        Supplemental net income per common share and Class B common share for the nine months ended September 30, 1997 was $.33 compared with a historical income of $.31. For this calculation, the weighted average number of common and Class B common shares includes the number of shares whose sale in the follow-on offering completed on September 16,1997 at a price of $23.00 per share would provide the proceeds to retire the $4,240 of revolving credit borrowings as well as the net $47,200 borrowed to acquire Austin Knight from the beginning of the period (or the date the debt was incurred) to the respective retirement date. In addition, net income applicable to common and Class B common stockholders was adjusted to exclude the related interest expense.

        Supplemental net income per common share and Class B common share for the nine months ended September 30, 1996 was $.08 compared with a historical loss of $(.00). For this calculation, the weighted average number of common and Class B common shares includes the number of shares (i) whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred stock of the Company and (ii) whose sale in the follow-on offering price at $23.00 per share would provide the proceeds to retire the $4,240 of borrowings as well as the net $47,200 borrowed to acquire Austin Knight, from the beginning of the period (or the date the debt was incurred) to the respective retirement date. In addition, net income applicable to common and Class B common stockholders was adjusted to exclude the related minority interest costs, preferred dividends and interest expense of the items retired.

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

NOTE 7-LITIGATION SETTLED

        In November 1996, an action was commenced against Old TMP, WCI and the Principal Stockholder by a former employee alleging, among other things that the defendants breached purported contractual and fiduciary obligations pursuant to which the former employee was entitled to an ownership interest in the Company's recruitment advertising business. In June 1997, this matter was settled for $275, which was paid by the Principal Stockholder under an indemnity agreement with the Company.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                 (unaudited)

NOTE 8 - COMPLETION OF FOLLOW-ON OFFERING

         In September 1997, the Company sold 2,400,000 shares of Common Stock to the public at an offering price of $23.00 per share. The net proceeds to the Company were approximately $51,200 after deducting the underwriting discounts and commissions, and offering expenses payable by the Company. In addition, 1,600,000 shares of Common Stock of the Company were sold by certain stockholders including the Principal Stockholder (the "Selling Stockholders"). Certain Selling Stockholders, including the Principal Stockholder, have repaid their net indebtedness to the Company, approximately $12,400, from their proceeds. The Company used the net proceeds received from the offering, including proceeds received from certain Selling Stockholders, to repay a portion of its outstanding indebtedness, including the amount borrowed from its primary lending facility for the acquisition of Austin Knight.

                              TMP WORLDWIDE INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this Quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to, (i) the uncertain acceptance of the Internet and the Company's Internet content, (ii) that the Company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (iii) risks associated with acquisitions, (iv) competition, (v) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (vi) the Company's business experiences seasonality, (vii) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results and (viii) the control of the Company by Andrew J. McKelvey.

Overview

        TMP is a marketing services, communications and technology company that provides comprehensive, individually tailored advertising services including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products. The Company is the world's largest yellow page advertising agency and one of the world's largest recruitment advertising agencies. In 1995, the Company began marketing Internet-based services as extensions of its core business and has become a leading provider of Internet content. The Company offers advertising programs to more than 17,000 clients, including more than 70 of the Fortune 100 and more than 285 of the Fortune 500 companies. A substantial part of the Company's growth has been achieved through acquisitions. Given the significant number of acquisitions, the results of operations from period to period are not comparable.

        Gross billings refer to billings for advertisements placed in telephone directories, newspapers, new media and other media and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. The Company earns commissions based on a percentage of the media advertising purchased, at a rate established by the related publisher, and associated fees for related services. Publishers typically bill the Company for the advertising purchased by the Company's clients and the Company in turn bills its clients. In addition, the Company earns fees for the placement of advertisements on the Internet, primarily its career Web sites.

        The Company designs and executes yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In addition to base commissions certain yellow page publishers pay increased commissions for targeted increases in volume placed by advertising agencies. The Company typically recognizes this additional commission, if any, in the fourth quarter when it is certain that the additional commission has been earned. For recruitment advertising placed in the U.S., publisher commissions average 15% of recruitment gross billings. The Company also earns fees for value-added services such as design, research and other creative and administrative services resulting in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billings. Outside of the U.S., TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom where, collectively the Company derives approximately 58% of its recruitment commissions and fees on a pro forma basis, which includes the acquisition of Austin Knight.

        In 1996, the Company completed thirteen acquisitions, all of which are in recruitment advertising, for an aggregate purchase price of $23.8 million, net of cash acquired. Included in these acquisitions was Neville Jeffress Australia Pty Limited ("Neville Jeffress"), a large recruitment advertising agency in Australia.

        For the first nine months of 1997, the Company completed eight acquisitions, seven of which are in recruitment advertising and one of which is yellow page advertising, for an aggregate purchase price of

                              TMP WORLDWIDE INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Overview  (Continued)

approximately $60.0 million, net of cash acquired, including, in August 1997, the acquisition of Austin Knight Limited and subsidiaries ("Austin Knight"). For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $214.0 million. Austin Knight is the largest recruitment advertising agency in the U.K. and the fifth largest recruitment advertising agency in the U.S. With the acquisition of Austin Knight, the Company has strengthened its position as the third largest recruitment advertising agency in the U.S. and has become the largest recruitment advertising agency in the U.K.

Results of Operations


                                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30
                                               -----------------------------        ----------------------------
                                                 1997              1996               1997              1996
                                               --------         ----------          --------          ------
                                                                     (dollars in thousands)
Gross Billings:
  Yellow page advertising...................   $139,533          $137,079            $349,910         $351,589
  Recruitment advertising...................    153,909            97,334             394,531          216,826
  Internet(1)...............................      4,993             2,098              13,548            4,413
                                             ----------        ----------          ----------       ----------
Total ......................................   $298,435          $236,511            $757,989         $572,828
                                               ========          ========            ========         ========

Commissions and Fees:
  Yellow page advertising...................   $ 28,625          $ 27,799            $ 71,375         $ 71,179
  Recruitment advertising...................     33,385            18,424              83,046           43,278
  Internet(1)...............................      4,714             1,984              12,922            4,413
                                              ---------        ----------          ----------       ----------
Total ......................................   $ 66,724          $ 48,207            $167,343        $ 118,870
                                               ========          ========            ========        =========

Commissions and Fees as a Percentage of
 Gross Billings:
  Yellow page advertising...................      20.5%             20.3%               20.4%            20.2%
  Recruitment advertising...................      21.7%             18.9%               21.4%            20.0%
  Internet(1)...............................      94.4%             94.6%               95.4%           100.0%
Total  .....................................      22.3%             20.4%               22.1%            20.8%

EBITDA(2)...................................    $13,740           $ 4,606             $30,895          $15,636
Cash provided by (used in) operating
  activities                                    $19,718           $(4,440)            $14,805          $14,084
Cash used in investing activities...........   $(34,349)         $(13,843)           $(58,141)        $(21,011)
Cash provided by financing activities.......    $15,880          $ 20,458             $44,951          $10,505
---------------



(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet, primarily on the Company's own Web sites.

(2) Earnings before interest, income taxes, depreciation and amortization ("EBITDA"). EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows:




                                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30
                                               -----------------------------        ----------------------------
                                                 1997              1996               1997              1996
                                               --------         ----------          --------           ------
                                                                     (dollars in thousands)


Net income..................................    $ 4,128           $  (768)            $ 7,546          $  (539)
Interest expense, net.......................      2,386             2,767               6,434            8,600
Income tax expense..........................      3,690               725               6,996            1,655
Depreciation and amortization...............      3,536             1,882               9,919            5,920
                                                 ------             -----              ------           ------
EBITDA                                          $13,740            $4,606             $30,895          $15,636
                                               ========            ======             =======          =======


                              TMP WORLDWIDE INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


Three months ended September 30, 1997 compared to the three months ended September 30, 1996

         Gross billings for the three months ended September 30, 1997 were

$298.4 million, a net increase of $61.9 million or 26.2% from $236.5 million for the three months ended September 30, 1996. Commissions and fees for the three months ended September 30, 1997 were $66.7 million, an increase of $18.5 million or 38.4% from $48.2 million in the comparable three months of 1996. Yellow page commissions and fees were $28.6 million for the three months ended September 30, 1997 an increase of $.8 million or 3% from $27.8 million in the comparable three months of 1996. Recruitment commissions and fees were $33.4 million for the three months ended September 30, 1997 compared with $18.4 million for the three months ended September 30, 1996, an increase of $15.0 million or 81.2%. This increase was primarily due to acquisitions and approximately $2.6 million was due to net increases in client spending and new clients. Internet commissions and fees increased 137.6% to $4.7 million for the three months ended September 30, 1997 from $2.0 million for the three months ended September 30, 1996. For September 1997, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board(R) and Online Career Centersm), was
2.1 million visits compared with 1.3 million visits for March 1997 (the first month for which comparable statistics are available). In addition, Meter Metrix/PC Meter's September ratings reported that The Monster Board(R) is the Worldwide Web's top ranked career site. The increases in Internet revenue and visits reflect an increasing acceptance of the Company's Internet services and products from existing and new clients and Internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the three months ended September 30, 1997 were $56.4 million, compared with $44.9 million for the same period in 1996. The increase of $11.5 million or 25.6% reflects acquisition activity, including a $.4 million increase for amortization of intangibles related to acquisitions, growth in client service expenditures to support the increased revenue base and increased spending for sales staff and marketing and product identity efforts for The Monster Board(R) and Online Career Centersm. These factors were partially offset by increases in efficiencies of scale as operating expenses as a percentage of commissions and fees declined 8.6 percentage points to 84.6% for the three months ended September 30, 1997 as compared to 93.2% in the prior year period. In addition, the 1996 period includes a charge of $672,000 in special compensation, which is a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of a minority interest in a subsidiary because the stockholder had received his shares in such subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

         As a result of the above, operating income for the three months ended September 30, 1997 increased $7.0 million or 213.5% to $10.3 million from $3.3 million for the comparable period last year.

         Net interest expense for the three months ended September 30, 1997 was $2.4 million, a decrease of $.4 million or 13.8%, reflecting a net reduction in debt resulting from the use of the proceeds of the Company's initial and secondary public offerings, which closed December 1996 and September 1997, respectively, and income on loans to the Company's Principal Stockholder, which began accruing interest effective January 1, 1997, partially offset by borrowings for acquisitions.

         Taxes on income for the three months ended September 30, 1997 were $3.7 million on a $7.9 million pretax profit compared with a tax expense of $.7 million on a $37,000 pretax profit for the same period last year. The effective tax rate for the three month period ended September 30, 1997 was 46.9% down significantly from the 1,960% effective rate for the comparable period in 1996. The 1997 rate reflects the Company's ability to file a consolidated Federal Tax return with certain U.S. companies as a result of the Mergers which occurred on December 9, 1996, whereas the 1996 amounts reflect the Company's inability to file a consolidated Federal Tax return with such entities. Consequently, for 1996, tax benefits on certain pretax losses were not recognizable.

         Minority interests in consolidated earnings for the three months ended September 30, 1997 was $29,000 decrease of $88,000 from the $117,000 for the three months ended September 30, 1996. In addition, there was no preferred dividend payment for the three months ended September 30, 1997 compared with $53,000 for the three months ended September 30, 1996. Both improvements reflect the redemptions in January, 1997 by the Company of the underlying preferred stock.

                              TMP WORLDWIDE INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended September 30, 1997 increased $4.9 million to $4.1 million from a loss of $(.8) million for the three months ended September 30, 1996.


Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

         Gross billings for the nine months ended September 30, 1997 were $758.0 million a net increase of $185.2 million or 32.3% from $572.8 million for the nine months ended September 30, 1996. Commissions and fees for the nine months ended September 30, 1997 were $167.3 million, an increase of $48.4 million or 40.8% from $118.9 million in the comparable period in 1996. Yellow page commissions and fees were $71.4 million for the nine months ended September 30, 1997 compared with $71.2 million for the nine months ended September 30, 1996. Recruitment commissions and fees were $83.0 million for the nine months ended September 30, 1997 compared with $43.4 million for the nine months ended September 30, 1996, an increase of $39.6 million or 91.4%. This increase was primarily due to acquisitions and approximately $7.5 million in net increases in client spending and new clients net of the effects of client losses. Internet commissions and fees increased $8.6 million or 200.6% to $12.9 million for the nine months ended September 30, 1997 from $4.3 million for the nine months ended September 30, 1996, reflecting an increasing acceptance of the Company's Internet products from existing and new clients, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the nine months ended September 30, 1997 were

$146.0 million, compared with $108.8 million for the same period in 1996. The increase of $37.2 million or 34.2% reflects acquisition activity, including $1.2 million for higher amortization of intangibles related to acquisitions, growth in client service expenditures to support the increased revenue base sales staff and marketing and product identity efforts for The Monster Board(R) and Online Career Centersm. Operating expenses as a percentage of commissions and fees were 87.3% for the nine months ended September 30, 1997 as compared to 91.6% in the prior year period. In addition, the 1996 period includes a charge of $672,000 in special compensation, which is a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of a minority interest in a subsidiary because the stockholder had received his shares in such subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

         As a result of the above, operating income for the nine months ended September 30, 1997 increased $11.3 million or 112.2% to $21.3 million from $10.0 million for the comparable period last year.

         Net interest expense for the nine months ended September 30, 1997 was $6.4 million, a decrease of $2.2 million or 25.2%, reflecting a net reduction in debt resulting from the use of the proceeds from the Company's initial and secondary public offerings, which closed December 1996 and September 1997, respectively, and interest earned on loans to the Company's Principal Stockholder, partially offset by borrowings for acquisitions.

         Taxes on income for the nine months ended September 30, 1997 were $7.0 million compared with $1.7 million for the same period last year an increase of $5.3 million or 322.7% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to offset profits of certain subsidiaries with losses of others because they were not then part of the same consolidated tax return as evidenced by an effective tax rate of 47.2% for the nine month period ended September 30, 1997 compared with an effective tax rate of 117.9% for the same 1996 period.

         Minority interest in consolidated earnings for the nine months ended September 30, 1997 was $256,000 down $87,000 from the $343,000 for the prior year period and preferred dividends for the nine months ended September 30, 1997 of $123,000 were $35,000 below the $158,000 for the nine months ended September 30, 1996. The lower 1997 amounts have resulted from the redemptions of the underlying instruments in the first quarter of 1997.

         As a result of all of the above, net income available to common and Class B common stockholders for the

                              TMP WORLDWIDE INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

nine months ended September 30, 1997 was $7.4 million, as compared to a pro forma loss, after adding back the $672,000 Special Compensation, of $(25,000)

for the nine months ended September 30, 1996.

Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended September 30, 1997 was $14.8 million compared with $14.1 million provided by operating activities for the nine months ended September 30, 1996. Funds provided by the increases in net income and non-cash charges to earnings and increased collections of accounts receivable were substantially offset by higher payments of accounts payable. These higher payments were made to yellow page vendors in the first quarter of 1997 in order to eliminate high rate interest on past due balances. These payments were made possible by the use of funds from the initial public offering in December 1996. EBITDA was $30.9 million for the nine months ended September 30, 1997 an increase of $15.3 million or 97.6% from $15.6 million for the nine months ended September 30, 1996 and as a percentage of commissions and fees, EBITDA was 18.5% for the nine months ended September 30, 1997, an improvement of 5.2 percentage points when compared with 13.2% for the nine months ended September 30, 1996. The increase in EBITDA resulted from a higher operating profit and higher non-cash charges, such as deferred income tax expense and depreciation and amortization in 1997.

         The Company's investing activities for the nine months ended September 30, 1997 used cash of $58.1 million compared with $21.0 million for the nine months ended September 30, 1996. The $37.1 million increase was primarily due to $40.1 million more in acquisitions, and includes the $47.2 million for the acquisition of Austin Knight Ltd., and $8.8 million more for capital expenditures when compared with payments made for the same period in 1996 partially offset by net loan repayments in September of 1997 of $12.1 million from the Principal Stockholder with funds from his sale of shares in the Company's secondary public offering.

         The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and, prior to 1997, loans to the Principal and certain other stockholders. The Company's financing activities for the nine months ended September 30, 1997 provided net cash of $45.0 million, compared with $10.5 million for the nine months ended September 30, 1996. The change of $34.5 million was primarily due to the receipt of the net proceeds from the Company's sale of 2,400,000 shares of Common Stock to the public at an offering price of $23.00. The Company used the net proceeds received from the offering as well as the proceeds received from certain selling stockholders to repay a portion of its outstanding indebtedness, including the amount borrowed from its primary lending facility for the acquisition of Austin Knight.

         At September 30, 1997, the Company had $131 million in committed lines of credit, with $100 million from its primary lending facility pursuant to a revolving credit agreement expiring June 30, 2001. The Company is in the process of securing an additional $75 million commitment from the primary lender, however, there can be no assurance that such commitment will be given. Of the committed lines, $13.1 million was unused at September 30, 1997.

         Cash and cash equivalents at September 30, 1997 equaled $2.5 million, an increase of $1.6 million from $.9 million at December 31, 1996.


Management believes that the aggregate lines of credit available to the Company, plus funds provided by operations will be adequate to support its short-term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated.

                              TMP WORLDWIDE INC.

                          PART II OTHER INFORMATION

Item  6.          Exhibits and reports on Form 8-K

         (a)   The following exhibits are filed as a part of this report:

                  11.1     Statement re: Computation of Earnings Per Share
                  27       Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated August 26, 1997, reporting an acquisition of assets under Item 2 thereof. The acquisition related to the Company's purchase of all of the capital stock of Austin Knight Limited ("AK"). Certain financial statements of AK were incorporated by reference into the 8-K.

                  All other items of this report are inapplicable.

                              TMP WORLDWIDE INC.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TMP WORLDWIDE INC.
                                             -----------------------
                                             (Registrant)


Date:  November 13, 1997                     /s/  Thomas G. Collison
                                             -----------------------
                                             Thomas G. Collison
                                             Vice Chairman
                                             (Principal Financial Officer)


Date:  November 13, 1997                     /s/  Roxane Previty
                                             -----------------------
                                             Roxane Previty
                                             Chief Financial Officer
                                             (Principal Accounting Officer)