Form 10-K405
period 1997-12-31
TMP WORLDWIDE INC
filed 1998-03-31
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO

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

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $346,863,036 as of the close of business on March 20, 1998.

     The number of shares of Common Stock, $.001 par value, outstanding as of March 20, 1998 was 26,125,107.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     TMP Worldwide Inc. ('TMP' or the 'Company') is a marketing services, communications and technology company that provides comprehensive, individually tailored advertising services including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products. The Company is the world's largest yellow page advertising agency and one of the world's largest recruitment advertising agencies. In 1995, the Company began marketing Internet-based services as extensions of its core businesses and has become a leading provider of Internet content. The Company's clients include more than 70 of the Fortune 100 and more than 285 of the Fortune 500 companies. The Company's growth strategy is to continue to pursue consolidation opportunities in its core advertising businesses and to leverage its client base and its approximately 2,200 sales, marketing and customer service personnel to expand its Internet-based businesses. For the year ended December 31, 1997, the Company's gross billings were $1.1 billion, commissions and fees were $237.4 million, net income was $9.6 million and EBITDA was $41.0 million.(1)

     TMP is the world's largest yellow page advertising agency, generating approximately $457.5 million in gross billings for the year ended December 31, 1997. TMP is also one of the world's largest recruitment advertising agencies, generating approximately $573.2 million in gross billings for the same period. With approximately 30% of the national accounts segment of the U.S. yellow page advertising market, TMP is approximately three times larger than its nearest competitor, based on gross billings. A substantial part of the Company's growth has been achieved through acquisitions. From January 1, 1993 through December 31, 1997, TMP completed 52 acquisitions with estimated annual gross billings of

$732 million(2) including, in August 1997, the acquisition of Austin Knight Limited and subsidiaries ('Austin Knight'), for approximately $47.2 million net of approximately $11.5 million of cash acquired relating to the sale in July 1997 of real property by Austin Knight. For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $214.0 million. Austin Knight was the largest recruitment advertising agency in the United Kingdom and the fifth largest agency in the U.S. With the acquisition of Austin Knight, the Company strengthened its position as the third largest recruitment advertising agency in the U.S. and has become the largest agency in the U.K. The Company believes additional acquisition opportunities exist, particularly in the recruitment advertising and Internet markets, and intends to continue its strategy of making acquisitions which relate to its core business.

     TMP has created innovative solutions to assist its clients in capitalizing on the growing awareness and acceptance of the Internet. For its recruitment advertising clients, TMP has developed interactive career hubs which can be accessed by individuals seeking employment via the Internet on a global basis. The Company has several career sites, including The Monster Board(Registered), Online Career Center(Service Mark), Be the Boss(Service Mark) and MedSearch(Service Mark), which collectively contain approximately 180,000 job listings and career opportunities. In 1996, the Company began marketing its Dealer Locator service to yellow page clients. Dealer Locator provides clients with the ability to create Web pages for their local offices, franchisees or dealers. Potential customers can then access these pages on the Internet by zip code or other key word searches.

------------------
(1) As used in this Report, 'gross billings' refers to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. The Company, which operates in one business segment, earns commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. In addition, the Company earns fees for the placement of advertisements on the Internet, including its career Web sites. Earnings before interest, income taxes, depreciation and amortization ('EBITDA') is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

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

     For the year ended December 31, 1997, total spending on yellow page advertisements in the U.S. was $11.4 billion. Of this amount, approximately $9.7 billion was spent by local accounts and approximately $1.7 billion was spent by national accounts. 'Local' and 'national,' as those terms are used in the yellow page industry, refer to whether an advertisement is solicited by a yellow page publisher's own sales staff or is placed by an advertising agency and meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories.

     The national account market consists of companies which sell products or services in multiple markets and is the market in which TMP competes. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national yellow page advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 1997, the market grew at a compound average rate of approximately 6.2%.

     The Recruitment Advertising Market. Recruitment advertising consists primarily of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1990 through 1997, the U.S. market grew at a compound annual growth rate of approximately 12%. Classified readership by job seekers has remained constant over the last ten years and approximately 85% of companies use newspapers to attract potential employees. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally 'brand' a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 1997, total spending on advertisements globally in the recruitment classified advertisement section of newspapers was approximately $12 billion. Agencies which place recruitment advertising are paid commissions generally equal to 15% of recruitment advertising gross billings.

     Internet. The Internet is an increasingly significant global medium for communications, content and commerce. An industry trade publication estimates that the number of worldwide Web users was approximately 112 million as of

February 1998. Growth in Internet usage has been fueled by a number of factors, including the availability of a growing number of useful products and services, the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

     The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate Web sites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis, and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online/Internet services represents a faster rate of penetration than occurred with traditional media, such as radio, broadcast television and cable television.

TMP'S YELLOW PAGE BUSINESS

     TMP entered the yellow page business in 1967 and has grown to become the largest yellow page advertising agency in the world based on yellow page gross billings. For the year ended December 31, 1997, the Company had worldwide yellow page gross billings of approximately $457.5 million. With approximately 30% of the U.S. national yellow page market, TMP is approximately three times larger than its nearest competitor, based on yellow page gross billings. The Company's growth in yellow pages has been driven in part by acquisitions. Since January 1, 1994, TMP has completed the acquisition of four yellow page businesses and intends to continue to pursue acquisitions as a part of its overall growth strategy.

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

     To implement this local effort, TMP has a yellow page sales, marketing and customer service staff of approximately 680 people. The Company believes the size and breadth of this staff, its local client relationships and its databases of client branch locations, franchisors and dealers provide it with a strong competitive advantage in executing the yellow page programs of existing clients. TMP believes these resources are critical in marketing its services to potential new clients and in marketing and executing its Internet-based service offerings.

     The following are some of TMP's larger yellow page accounts:


Beneficial Management
  Corporation
Bridgestone/Firestone Inc.
Columbia/HCA Healthcare Corp.
Culligan International Company
Ford Motor Company
Hallmark Cards, Inc.
H&R Block Tax Services Inc.
ITT Industries Inc.
Kohler Co.
Mail Boxes Etc.
MCI Telecommunications
  Corporation
Midas International Corporation
Pizza Hut Inc.
PRIMESTAR Partners L.P.
Ryder
Sears, Roebuck & Co.
ServiceMaster
Sharp Electronics Corp.
Siemens Rohm--AG
  Communications
Terminix International L.P.
United Van Lines, Inc.
York Heating and Air
  Conditioning

     No account represents more than 5% of the Company's yellow page commissions and fees.

     Internet-Based Solutions for Yellow Page Advertising Clients. To complement the broad reach and penetration of yellow page advertising, the Company is offering its clients an Internet-based solution called Dealer Locator. In creating a Dealer Locator program, the Company typically creates a home page for each franchise or dealer location and links it to the client's corporate Web site. Internet users can then retrieve information on a specific location such as directions to, or a map of, such location, hours of operation and potentially other information such as sale items and other special offers. Dealer Locator is designed to provide an additional source of customer flow to TMP's clients while, through linkage to the corporate Web sites, reinforcing the desired brand imagery. TMP charges clients who utilize the Dealer Locator product an up-front fee for the development of each individual home page as well as an annual maintenance fee thereafter. The Company has sold nine Dealer Locator products.

     The Company believes that the Dealer Locator concept could be appropriate for certain of its yellow page clients. For example, the Company has adapted Dealer Locator technology to create for The America Board of Medical Specialities the CertifiedDoctor Web Site (http://www.certifieddoctor.org). CertifiedDoctor allows consumers to search for board certified physicians by specialty and geographic area and also provides doctors' educational information.

TMP'S RECRUITMENT ADVERTISING BUSINESS


     TMP entered the recruitment advertising business in 1993 with the acquisition of the business of Bentley, Barnes & Lynn, Inc. and has grown both through acquisitions and internally. Through March 20, 1998, the Company has acquired 41 recruitment advertising agencies. For the year ended December 31, 1997, TMP had recruitment advertising gross billings of $573.2 million. In addition to its offices in the United States, the Company has 47 locations outside the United States. The Company also maintains relationships with 16 agencies throughout the world, further enhancing the Company's ability to reach qualified job candidates. As a full service agency, TMP offers its clients comprehensive recruitment advertising services including creation and placement of classified advertising, development of employer image campaigns, creation of collateral materials such as recruiting brochures and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. The Company specializes in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates. Further, the Company believes that as employers find it more difficult to attract qualified employees, they will increasingly seek out agencies that can implement national and, in some cases, global recruitment strategies.

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

     The Company has historically found that the strongest recruitment advertising campaigns 'brand' the client's image, demonstrate the client's unique selling points and stress the client's employee benefits and corporate culture. Effectively differentiating one employer from another has become particularly important in the technology and healthcare sectors where there is an acute shortage of qualified job candidates. The success of the campaign may depend on whether an organization is seen as sufficiently distinct from its competitors.

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

     In the U.S., the Company receives commissions generally equal to 15% of recruitment advertising gross billings. Outside of the U.S., where, collectively, the Company derives the majority of its recruitment advertising commissions and fees, TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. In the U.S., the Company also earns fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 21% of recruitment advertising gross billings for the year ended December 31, 1997.

     Clients. The Company has more than 2,500 recruitment advertising clients. The Company believes that an important component of its growth in recruitment advertising is working with clients in high growth industries and in industries with high employee turnover rates. The following are some of TMP's larger recruitment advertising clients:

British Telecom
Charles Schwab & Co. Inc.
Cigna Corp.
Commonwealth Bank of Australia
Compaq Computer Corp.
Darden Restaurants Inc.
Federated Department Stores Inc.
Gateway 2000
Genentech Inc.
Glaxo-Wellcome
Good Guys Inc.
Hewitt Associates
International Business Machines Corp.
Morgan Stanley, Dean Witter, & Co.
Motorola Inc.
Nike
Office Max Inc.
Pizza Hut Inc.
Price Waterhouse LLP
Queensland State Government
Renault UK
Sun Microsystems Inc.
Sybase Inc.
Target Stores Inc.
TGI Friday's Inc.
University of Melbourne
Vencor, Inc.

     The Company is leveraging its size and service offerings to attract new and larger clients. No account represents more than 5% of the Company's recruitment advertising commissions and fees.

     Internet-Based Solutions for Recruitment Advertising Clients. To complement the broad reach and penetration of print recruitment advertising, the Company offers its clients Internet-based solutions to meet their recruitment needs. The Company has several career sites including The Monster Board(Registered), Online Career Center(Service Mark), Be the Boss(Service Mark) and MedSearch(Service Mark). Each of these Web sites consists of a database of employment opportunities and a variety of other value added features. Collectively, TMP's career hubs contain approximately 180,000 job and other career opportunities. TMP believes that it offers the most current career opportunities on the Web, with the majority of its listings less than 60 days old. The Company intends to continue to build and expand its portfolio of product offerings through both internal development and acquisitions.

     Based on its experience with its clients, the Company believes that only 20% to 30% of open job positions are advertised using traditional print media. It is the Company's belief that on-line solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, on-line advertising is extremely cost effective when compared to other traditional recruitment methods since print media need not be purchased. TMP intends to aggressively pursue this market by leveraging its relationships with its existing clients and by using its portfolio of on-line services to attract new accounts. TMP's Internet recruitment services have been actively marketed since May 1995.

     The Monster Board(Registered) (http://www.monster.com), launched in April 1994, is one of PC Magazine's top 100 Web sites (February 1998) and receives more unique visitors than any other career Web site, as reported by Media Metrix in their January 1998 PC Meter survey. It was also one of the first 1,000 commercial Web sites out of the more than 1,000,000 which currently exist. As of March 20, 1998, The Monster Board(Registered) listed approximately 30,000 jobs offered by approximately 5,300 employers. Clients of The Monster Board(Registered) include Nike, Blockbuster Entertainment Inc., McDonald's, CompuServe, Deloitte & Touche, and Dell Computer Corporation. According to Nielson Media Research Internet Profiles Corporation ('I/AUDIT'), The Monster Board(Registered) averaged approximately 70,000 visits daily (the gross number of occasions on which a user looked up a site) in January 1998 with the average length of each visit exceeding ten minutes. Job seekers can search The Monster Board(Registered)'s database of employment opportunities by location, job category and/or keyword. Keyword Search allows a user to enter specific keywords to match skills, job titles or other requirements. The Monster Board(Registered)'s latest service, the Personal Job Search Agent, is a unique service that continuously seeks to find the desired job for the job seeker. Job seekers can sign up for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Personal Job Search Agent then continually scans the entire Monster Board job database for opportunities that match the requirements, and delivers the leads to job seekers' desktops - even while they are off-line. As of March 20, 1998, The Monster Board(Registered) contained over 580,000 Personal Job Search Agent profiles. In addition, job seekers can post their resume free of charge on Resume City, The Monster Board(Registered)'s database of resumes. Resume City can be searched, using key word searches, by prospective employers, who pay for the service. This service also enables job seekers to easily transmit their resume to prospective employers electronically. Resume City currently contains over 290,000 resumes.

     Online Career Center(Service Mark) (http://www.occ.com) ('OCC') is the Internet's earliest career site, originating in late 1992 when a group of U.S. corporations developed an employment database. Launched in April 1993, OCC is designed to provide corporate recruiters and job-seekers with efficient and easy-to-use search software. According to I/AUDIT, in January 1998, OCC averaged approximately 35,000 visits daily with the average length of visit being approximately eight minutes. OCC enters into subscription based agreements with member companies and functions as a central Internet recruitment and human resources management service. OCC maintains a Member Services Department which assists corporate users during business hours. As with The Monster Board(Registered), job seekers can place their resumes on-line. At March 20, 1998, OCC listed approximately 150,000 jobs for a broad client base including Allied Signal, Andersen Consulting, Bank America Corp., Eli Lilly and Co., Levi Strauss & Co., and Salomon Smith Barney. OCC is designed for users who prefer Web sites which are more direct with fewer ancillary features. Its value-added services include career assistance, a self-help career information section for applicants, recruiter's office, which provides resource information for corporate recruiters, on-campus, a link to over 700 colleges and universities nationwide, and membership opportunities for contractors, agencies and search firms. Similar to The Monster Board(Registered), OCC also employs agent technology. OCC's pricing structure is membership-based rather than volume-based, consistent with its 'less frills' market positioning.

     MedSearch(Service Mark) (http://www.medsearch.com) is a leading Internet Web site for the healthcare industry. Launched in May 1994, MedSearch(Service
Mark) attracts healthcare professionals and many of North America's largest health care providers, including Blue Cross/Blue Shield of Massachusetts, Baxter Healthcare Corp., Henry Ford Health System, Mayo Clinics & Hospitals and Vencor, Inc. MedSearch(Service Mark) offers detailed employer profiles, resume postings, discussion groups, career and industry information, and direct links to numerous healthcare resources on the Internet. MedSearch(Service Mark) provides access to job listings which can be searched by location, discipline or by key word.

     Be the Boss(Service Mark) (http://www.betheboss.com) focuses on the franchising industry. Be the Boss(Service Mark) users can search for current franchise opportunities on-line and apply directly to franchisors using a franchisor-customized questionnaire. Franchisor profiles allow users to learn more about today's top franchise companies such as The Athlete's Foot, Mail Boxes Etc., Service Master, Subway and 7-Eleven. In addition, Be the Boss(Service Mark) provides extensive resources to the prospective franchisee including sound clips and articles on franchising, interactive financial worksheets and links to other entrepreneurs' resources on the Web. Be the Boss(Service Mark) also includes a comprehensive directory of franchises worldwide.

     TMP has also developed private label applications of its interactive recruitment products. For example, the Company adapted The Monster Board(Registered) technology to create a database of jobs for Fidelity Investments which resides, through a hyper-link, on the Fidelity home page. The search features have the look and ease of use associated with The Monster Board(Registered) while appearing to the user as a seamless part of the Fidelity site. TMP intends to continue to market private label products as a way to increase the scale of its databases.

     To differentiate its on-line products, the Company has focused on segmenting the user market place. For example, The Monster Board(Registered) is TMP's premium general recruitment product and is therefore populated with a variety of value-added features including:


          Monster Entry Level. A segment of The Monster Board(Registered) targeted to the college and entry-level job seekers. Monster Entry Level offers young professionals the opportunity to conduct an entry-level career search, access the latest career and lifestyle trends, pose career-related questions, and enter into on-line discussions with their peers.

          Monster HR. Monster HR is an interactive forum which provides Human Resources professionals with the ability to catch up on the latest industry trends, network with colleagues through on-line discussions, learn about pertinent associations and educational offerings, and review current Human Resources opportunities.

          Monster Careers. This employment resource features interviewing and resume tips, career fair listings, important career links and a career counselor to respond to questions submitted by users.

     In addition to market segmentation, the Company intends to differentiate its products by tailoring them to specific geographic areas and by branding them using both traditional advertising media and the Internet. To date, The Monster Board(Registered) has been tailored to reflect the local customs and terminology of the U.S., Canada, the United Kingdom, the Netherlands and Australia.

     To attract the maximum amount of volume to its Web sites, TMP intends to continue to develop additional value-added content while developing strategic alliances with other on-line content providers. As of March 20, 1998, the Company had 35 strategic alliances. The Company's strategic alliances generally center on The Monster Board(Registered) and include:

          America Online. TMP and America Online have formed a strategic alliance which provides to The Monster Board(Registered) and OCC advertising positions on America Online's Employment Classifieds Area.

          USA Today. TMP and USA Today have introduced on USA Today Online, a general interest news site on the Internet, a classifieds area featuring employment, real estate and automotive listings. This alliance gives to USA Today Online's daily viewers the chance to search one of the most extensive classified advertisement databases available on the Web.

          NBC. With the launch of NBC's Interactive Neighborhood, NBC is providing its affiliates with a premium content package that includes business, weather and leisure activities. The Monster Board(Registered) is the exclusive provider of career information as part of this premium package. The relationship gives The Monster Board(Registered) an opportunity to provide its services through the Web sites of 215 NBC affiliates and 11 NBC owned and operated stations.

          MCI. MCI Telecommunications, Inc. entered into an agreement with TMP to open an exclusive online classifieds area featuring employment listings and career related information from The Monster Board(Registered). This site can be accessed from all MCI web sites.

          Advertising Age. The Ad Age Group is a strong marketing partner with the following leading publications: Advertising Age, Advertising Age International, Business Marketing and Creativity, as well as Ad Age's Web site, AdAge.com (http://www.adage.com). In January 1997, TMP created a cobranded career service known as The Advertising Age/The Monster Board(Registered) Job Bank. This alliance permits the Company to expand its jobs database, while targeting advertising into market niches.

          Comcast. As a large cable provider and a partner in the @Home broadband initiative, Comcast is a valuable partner in interactive media. The recent launch of InYourTown.com, a site developed by Comcast, gives The Monster Board(Registered) the opportunity to be the default career center in key cities and secures a strong local presence while leveraging the Comcast brand and user base. As interactive media evolves to broadband and interactive television, Comcast offers the ability to migrate Web capabilities to the new platforms.

          Excite, Inc., Excite, Inc., an Internet media company offering the Web's first free online service, and TMP have established a two year strategic marketing relationship whereby The Monster Board(Registered) and OCC are the premier providers of co-branded jobs and career related information for the Excite Careers & Education Channel. Excite users now have direct access to the job listings, personal job search agents, resume-building and posting capabilities, company profiles and valuable advice on managing a career available through The Monster Board(Registered) and OCC.

          Yahoo!, Inc. Yahoo!, Inc., the world's single largest Internet navigation guide, and TMP have established a strategic agreement whereby The Monster Board(Registered) and OCC are featured in the employment section of Yahoo! Classifieds. Users of Yahoo! Classifieds have direct access to the job listings, personal job search agents, resume-building and posting capabilities, company profiles and valuable advice on managing a career available through The Monster Board(Registered) and OCC.

          USWest. The USWest local initiative, DiveIn, is a significant player in the race to provide local content. The site leverages USWest's and Continental Cable's user base and brands to provide information in strong USWest and Continental Cable markets. The Monster Board(Registered) is the default career center for each of these sites providing a strong local presence and local and regional traffic.

          The Gartner Group. The Gartner Group is the leading provider of independent research, analysis and advisory services to the information technology industry. In August 1996, The Monster Board(Registered) became the official career site for Gartner Group's Web site www.gartner.com. This alliance serves to continue to reinforce The Monster Board's brand name while driving volume to The Monster Board(Registered)'s jobs database.

          Restrac, Inc. Restrac, Inc. is the leading provider of software used to automate the recruitment, selection, and placement of an organization's workforce. Restrac, Inc.'s software is licensed by 450 organizations with over 4,000 users. Imbedded in Restrac, Inc.'s software is an automatic download feature whereby job postings can be fed directly into The Monster Board(Registered). Further, resumes posted on The Monster Board(Registered) can be downloaded directly into Restrac, Inc. This alliance significantly streamlines TMP's interface with its clients who utilize Restrac, Inc.'s software, further enhancing the cost effectiveness of The Monster Board(Registered).

     In addition, The Monster Board(Registered) maintains other strategic alliances. Collectively, its alliances were responsible for approximately 38% of The Monster Board(Registered)'s job searches in January 1998.

     The Monster Board(Registered) utilizes Digital Equipment Corporation's Alpha 8400s to provide commercial-grade Web service to an expanding Internet user-base. The Monster Board(Registered) is currently co-located at BBN Planet and connected to two 100 megabit/second feeds. An Oracle(Trademark) database is incorporated to store resumes and jobs. Oracle(Trademark) also allows The Monster Board(Registered) to take advantage of agent technology, which allows enhanced user interaction, personalization and passive, independent data searches which the user can customize and view the next time they log on to the site. An Open Market(Trademark) server is installed to ensure the speed and reliability of The Monster Board(Registered) and to add the ability to handle encrypted credit card transactions over the Web. The Monster Board(Registered) continues to leverage new technology innovations to provide increased service and efficiencies to job seekers and clients.

SALES AND MARKETING

     TMP has over 2,200 employees focused on its sales, marketing and customer service efforts world-wide. The Company has divided its sales, marketing and customer service staff into two groups: (i) new business generation (approximately 220 employees) and (ii) existing client relationships maintenance and improvement (approximately 2,000 employees). In 1997, the Company's new net client wins have estimated annual gross billings of approximately $68 million. Within each group, TMP maintains separate sales and marketing staffs for its yellow page advertising business, recruitment advertising business and Internet business. In addition to specializing by product, each group undertakes a cross-selling effort of TMP's other products. The Company's Internet sales staff has targeted its yellow page and recruitment advertising clients to capitalize on the interactivity and additional services that its Internet products can cost effectively provide to such clients. In addition to pursuing cross-selling opportunities within TMP's existing client base, each product sales force also designs targeted selling campaigns for non-TMP clients. TMP's clients have a marketing manager who works closely with the client to develop and design the appropriate marketing and advertising campaign. The customer service representatives work closely with the marketing manager and the client to implement the marketing and advertising campaign, evaluate the effectiveness of the campaign and monitor client satisfaction levels.

     The Company has more than 17,000 clients, including more than 70 of the

Fortune 100 companies and more than 285 of the Fortune 500 companies. No one client accounts for more than 5% of the Company's annual commissions and fees. The Company has 62 sales, marketing and customer service offices located in the United States and 53 offices in the rest of the world. The Company also maintains relationships with 16 international recruitment advertising agencies throughout the world, further enhancing the Company's ability to reach qualified job candidates.

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

     TMP believes that its three largest competitors in the recruitment advertising segment are Bernard Hodes Advertising, Inc., a subsidiary of Omnicom, Nationwide Advertising Service, Inc., controlled by the Gund Brothers, and JWT Specialized Communications, a subsidiary of the WPP Group USA, Inc. The Company also competes with hundreds of Internet content providers.

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

     The Company has registered 'The Monster Board(Registered).' The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities.

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

GOVERNMENT REGULATION

     As an advertising agency which creates and places print and Internet advertisements, the Company is subject to Sections 5 and 12 of the Federal Trade Commission Act (the 'FTC Act') which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ('FTC') enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies such as TMP are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

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

     There can be no assurance that other current or new government laws and regulations, or the application of existing laws and regulations, will not subject the Company to significant liabilities, significantly dampen growth in Internet usage, prevent the Company from offering certain Internet content or services or otherwise cause a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

     At February 28, 1998, the Company employed approximately 3,300 people, of whom approximately 2,000 were client services personnel, approximately 220 were sales and marketing personnel and approximately 350 were creative and graphics personnel. The remainder of the Company's personnel are information systems, financial and administrative personnel. The Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as excellent.

COMPANY HISTORY

     The Company is the successor to the businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ('Old TMP'), Worldwide Classified Inc. and subsidiaries ('WCI') and McKelvey Enterprises, Inc. and subsidiaries, the chief executive officer of which was Andrew J. McKelvey. On December 9, 1996, Old TMP merged into McKelvey Enterprises, Inc. Thereafter, WCI merged into McKelvey Enterprises, Inc. McKelvey Enterprises, Inc. then merged into Telephone Marketing Programs Incorporated. Such mergers are collectively referred to as the 'Mergers.' In addition, Mr. McKelvey sold or contributed his interest in five other entities to the Company. Pursuant to the Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc. All historical financial data contained herein reflects the historical financial data of Old TMP, WCI, McKelvey Enterprises, Inc. and the other entities. In December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 652,592 shares of

Common Stock in such offering. The net proceeds to the Company of this offering were used to repay debt and to redeem preferred stock. In September 1997, the Company completed the secondary public offering of an aggregate of 2,400,000 shares of Common Stock at a purchase price of $23.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., BT Alex. Brown Incorporated, Montgomery Securities and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 1,600,000 shares of Common Stock in such offering. The net proceeds to the Company from this offering, including $12.2 million paid to the Company by certain stockholders, were used to repay debt, including debt incurred to fund the purchase of Austin Knight.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                                            AGE   POSITION
---------------------------------------------   ---   --------------------------------------------------
Andrew J. McKelvey...........................   63    Chairman of the Board, CEO and Director
Thomas G. Collison...........................   58    Vice Chairman and Secretary
James J. Treacy..............................   40    Chief Operating Officer and Executive Vice
                                                        President
Paul M. Camara...............................   50    Executive Vice President--
                                                        Creative/Sales/Marketing
Jeffrey C. Taylor............................   37    Executive Vice President--Interactive
George R. Eisele.............................   61    Executive Vice President of TMP Worldwide Direct
                                                        and Director
Karen L. MacPherson..........................   43    Executive Vice President--Recruitment Division
Stuart J. McKelvey...........................   31    Senior Vice President--Yellow Page Division
Roxane Previty...............................   38    Chief Financial Officer
Myron F. Olesnyckyj..........................   36    Vice President--General Counsel

     Andrew J. McKelvey founded the Company in 1967, and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Pages Publishers Association and the Association of Directory Marketing from 1994 through September 1996. Andrew J. McKelvey is the father of Stuart J. McKelvey.

     Thomas G. Collison joined the Company in February 1977 as Controller. Subsequently, he was named Vice President--Finance; Senior Vice President; Executive Vice President and Chief Financial Officer and, in March 1996, Vice Chairman. Mr. Collison received a B.S. from Fordham University.

     James J. Treacy joined the Company in June 1994 as chief executive officer of the recruitment division. In April 1996, Mr. Treacy was named Executive Vice President--Finance and Strategy. In February 1998, Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western

Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of The Ogilvy Group Inc. Mr. Treacy received a B.B.A. from Siena College and an M.B.A. from St. John's University.

     Paul M. Camara joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. He was named to his current position in April 1996. Mr. Camara received a B.A. from the University of Massachusetts--Dartmouth.

     Jeffrey C. Taylor joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Board(Registered) in April 1994. He attended the University of Massachusetts.

     George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's direct marketing division, since 1989, and a director of the Company since September 1987.

     Karen L. MacPherson joined the Company in August 1994 in connection with its acquisition of CALA H.R.C. Ltd, (Canada), where she was employed. From August 1994 until May 1996 she served as chief executive officer of the Company's Canadian recruitment division, and from June 1996 through February 1998 she served as chief executive officer of the Company's Australian recruitment division. She was named to her current position in February 1998. Ms. MacPherson holds a B.A. from the University of Prince Edward Island.

     Stuart J. McKelvey joined The Monster Board(Registered) as a project manager in March 1996 and became a senior project manager in October 1996. He was named to his current position in March 1998. Mr. McKelvey holds a B.A. from Stetson University. Stuart J. McKelvey is the son of Andrew J. McKelvey.

     Roxane Previty joined the Company in November 1994. Ms. Previty was employed by WPP Group USA, Inc. in various capacities from June 1987 until October 1994. Ms. Previty holds a B.A. from Stanford University and an M.B.A. from Harvard Business School.

     Myron F. Olesnyckyj joined the Company in June 1994. From September 1986 through May 1994, Mr. Olesnyckyj was associated with Fulbright & Jaworski L.L.P. and predecessor firms. Mr. Olesnyckyj holds a B.S.F.S. from Georgetown University's School of Foreign Service and a J.D. from the University of Pennsylvania Law School.

ITEM 2. PROPERTIES

     Substantially all offices of the Company are located in leased premises.

     The Company's principal office is located at 1633 Broadway, New York, New York, where it occupies approximately 44,000 square feet of space under a lease expiring in June 2004. Monthly payments under the lease currently are approximately $108,000 and escalate during the term of the lease.

     The Company also has leases covering local offices throughout the United States and in the foreign countries where it has operations.

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

     On February 19, 1998, a class action complaint was filed against the Company by five former employees. The claims brought by the plaintiffs in the complaint are that the Company (a) misclassified the named plaintiffs and purported class members as exempt from the overtime requirements of California wage and hour law and failed to pay them overtime wages, (b) failed to pay accrued but unused vacation days at the time of termination, and (c) failed to pay accrued but unused personal days at the time of termination. The plaintiffs purport to represent a class of 450 former and current employees who are similarly situated. The Company intends to vigorously defend the claims brought by the plaintiffs and on March 18, 1998, the Company responded to the complaint by filing an answer denying all allegations. Management presently believes that the disposition of these claims will not have a material adverse effect on the Company's financial position, operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol 'TMPW.' The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.

YEAR ENDED DECEMBER 31, 1997                                                               HIGH                  LOW
----------------------------------------------------------------------------------   -----------------    -----------------
First Quarter.....................................................................        $ 22.00              $ 12.88
Second Quarter....................................................................        $ 24.25              $ 17.00
Third Quarter.....................................................................        $ 25.63              $ 19.00
Fourth Quarter....................................................................        $ 28.75              $ 15.00


YEAR ENDED DECEMBER 31, 1996                                                               HIGH                  LOW
----------------------------------------------------------------------------------   -----------------    -----------------
Fourth Quarter (Commencing December 12, 1996).....................................        $ 14.25              $ 12.50

     The number of stockholders of record of Common Stock on March 20, 1998 was
315. On March 20, 1998, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $27.88.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future; it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The Company's revolving credit agreement restricts the payment of dividends without the prior written consent of the lenders.

ISSUANCE OF UNREGISTERED SECURITIES

     In 1997, the Company, in connection with the acquisition of three companies, issued 110,883 shares of unregistered Common Stock, with an aggregate value of approximately $2.2 million at the respective closing dates. These securities were issued in reliance upon exemption from registration provided by
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        1997         1996           1995        1994        1993
                                                     ----------    --------       --------    --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Commissions and fees..............................   $  237,417    $162,631       $123,907    $ 86,165    $ 73,791
Operating expenses:
  Salaries and related costs......................      121,313      80,291         58,329      45,758      37,747
  Office and general..............................       82,712      60,101         43,432      30,316      29,824
  Amortization of intangibles.....................        6,160       4,440          3,237       3,264       2,471
  Special compensation(1).........................           --      52,019             --          --          --
  Restructuring charges...........................           --          --             --          --       1,318
Total operating expenses..........................      210,185     196,851        104,998      79,338      71,360
Operating income (loss)...........................       27,232     (34,220)        18,909       6,827       2,431

Other income (expense):
  Interest expense, net(2)........................       (8,772)    (14,265)       (10,894)     (9,178)     (7,652)
  Other, net......................................          (90)       (164)           150        (146)       (386)
Income (loss) before provision (benefit) for
  income taxes, minority interests and equity in
  earnings (losses) of affiliates.................       18,370     (48,649)         8,165      (2,497)     (5,607)
  Provision (benefit) for income taxes............        8,571       3,270          4,222        (333)     (1,322)
Net income (loss) applicable to common and Class B
  common stockholders.............................        9,500     (52,449)         3,019      (2,677)     (4,836)
Net income (loss) per common and Class B common
  share:
  Basic...........................................   $      .39    $  (2.72)      $    .16    $   (.14)   $   (.27)
  Diluted.........................................   $      .38    $  (2.72)      $    .15    $   (.14)   $   (.27)
Weighted average shares outstanding:
  Basic...........................................       24,243      19,299         19,064      19,064      17,610
  Diluted.........................................       24,735      19,299         19,355      19,064      17,610

PRO FORMA INCOME DATA(3):
Pro forma net income applicable to common and
  Class B common stockholders.....................                 $  2,173
Pro forma net income per common and Class B common
  share:
  Basic...........................................                 $    .11
  Diluted.........................................                 $    .11
Weighted average shares outstanding:
  Basic...........................................                   19,299
  Diluted.........................................                   19,732

                                                                        YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        1997         1996           1995        1994        1993
                                                     ----------    --------       --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES AND OFFICES)

OTHER DATA:
Gross Billings:
  Yellow page advertising.........................   $  457,519    $434,728       $429,176    $363,656    $336,714
  Recruitment advertising.........................      573,152     308,147        166,508      54,872       8,338
  Internet(4).....................................       19,640       6,659            392          --          --
                                                     ----------    --------       --------    --------    --------
Total Gross Billings..............................   $1,050,311    $749,534       $596,076    $418,528    $345,052
                                                     ----------    --------       --------    --------    --------
                                                     ----------    --------       --------    --------    --------
Total operating expenses as a percentage of
  commissions and fees............................         88.5%       89.1%(5)       84.7%       92.1%       96.7%
Number of employees...............................        3,300       2,000          1,400       1,200         970
Number of offices.................................          115          78             50          40          30



                                                                             DECEMBER 31,
                                                     -------------------------------------------------------------
                                                        1997         1996           1995        1994        1993
                                                     ----------    --------       --------    --------    --------
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
Current assets....................................   $  288,363    $212,650       $180,516    $134,313    $122,168
Current liabilities...............................      282,496     224,577        186,247     146,124     135,033
Total assets......................................      495,206     331,753        258,094     198,965     168,424
Long-term liabilities.............................      115,852      70,799         88,070      72,008      49,694
Minority interests................................           --       3,082          3,105       3,153       3,121
Redeemable preferred stock........................           --       2,000          2,000       2,000       2,000
Total stockholders' equity (deficit)..............       96,858      31,295        (21,328)    (24,320)    (21,424)

------------------

(1) Special compensation consists of a non-cash, non-recurring charge of approximately $52.0 million for special management compensation resulting from the issuance of approximately 3.6 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the Company and, accordingly, were not considered to have made substantive investments for their minority shares. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996' and '--The year ended December 31, 1996 compared to the year ended December 31, 1995' and Note 1 to the Company's Consolidated Financial Statements.

(2) Interest expense for 1996 includes a $2.6 million non-cash, non-recurring charge to reflect the exercise of a warrant issued in connection with the Company's financing agreement. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996' and '--The year ended December 31, 1996 compared to the year ended December 31, 1995' and Note 7 to the Company's Consolidated Financial Statements.

(3) Pro forma net income is net income after adjusting for (i) a non-cash, non-recurring charge of $52.0 million that reflects the value of shares issued in connection with the acquisitions of minority interests in predecessors of the Company and (ii) a non-cash, non-recurring charge of $2.6 million that reflects the value of stock issued upon the exercise of a warrant in connection with the Company's initial public offering. See Notes
    (1) and (2) above, 'Management's Discussion and Analysis of Financial Condition and Results of Operations-- The year ended December 31, 1997 compared to the year ended December 31, 1996' and '--The year ended December 31, 1996 compared to the year ended December 31, 1995' and Notes 1 and 7 to the Company's Consolidated Financial Statements.


(4) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

(5) Operating expenses as a percentage of commissions and fees for the year ended December 31, 1996 excludes the special compensation charge of $52.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are 'forward-looking statements' as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) the uncertain acceptance of the Internet and the Company's Internet content, (ii) that the Company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (iii) risks associated with acquisitions, (iv) competition, (v) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (vi) the Company's business experiences seasonality,
(vii) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results, (viii) the Company has entered into certain transactions with affiliated parties and (ix) the control of the Company by Andrew J. McKelvey.

OVERVIEW

     A substantial part of the Company's growth has been achieved through acquisitions. For the period January 1, 1995 through December 31, 1997, the Company has completed 40 acquisitions with estimated annual gross billings of approximately $600 million. Given the significant number of acquisitions in each of the last three years, the results of operations from period to period may not necessarily be comparable.

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

     The Company designs and executes yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. The Company typically recognizes this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1997, 1996 and 1995 were $2.0 million, $3.5 million and $4.2 million, respectively. For recruitment advertising placements in the U.S., publisher commissions average 15% of recruitment advertising gross billings. The Company also earns fees from value-added services such as design, research and other creative and administrative services. Outside of the U.S., where, collectively, the Company derives the majority of its recruitment advertising commissions and fees, TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. Also, outside the U.S. the Company earns fees for value-added services, which include in Europe, fee-based search and selection services, whereby the Company identifies and screens candidates for hiring by clients based on criteria established by such clients. The Company also earns fees for recruitment advertisements and related services placed on its career oriented Web sites on the Internet. Collectively, these services resulted in aggregate commissions and fees equal to approximately 21% of recruitment advertising gross billings.

     Primarily as a result of acquisitions made from January 1, 1995 through December 31, 1997, the Company's commissions and fees increased from $123.9 million in 1995 to $237.4 million in 1997. The acquisitions were accounted for using the purchase method of accounting and are included in the Company's consolidated financial statements from their respective dates of acquisition. The Company is continuously monitoring the marketplace for opportunities to expand its presence in both yellow page and recruitment advertising, which include Internet-related opportunities and intends to continue its acquisition strategy to supplement its internal growth.

     The Company's operating expenses have increased significantly since 1995 primarily due to headcount increases as a result of acquisitions and hiring to support gross billings growth. Salaries and related costs increased $63.0 million to $121.3 million for the year ended December 31, 1997 from $58.3 million for the year ended December 31, 1995, a 108.0% increase, supporting a $454.2 million or a 76.2% increase in gross billings over the same period. When measured as a percent of billings, salaries and related costs for the year ended December 31, 1997 were 11.6%, up slightly from 9.8% for the comparable 1995 period. Salaries and related costs include total payroll and associated benefits as well as payroll taxes, sales commissions, recruitment fees and training costs.

     Office and general expenses increased $39.3 million to $82.7 million for the year ended December 31, 1997 from $43.4 million for the year ended December

31, 1995, a 90.4% increase, primarily due to increased costs needed to support the increased billings and the expansion of recruitment offices through acquisitions in new U.S. and foreign markets. When measured as a percent of billings, office and general costs for the year ended December 31, 1997 were 7.9%, up slightly from 7.3% for the comparable 1995 period. This cost category includes expenses for office operations, business promotion, market research, advertising, professional fees and fees paid to the Company's primary lending institution for its services in the processing and collection of payments for accounts receivable.

     Amortization of intangibles includes amortization of acquisition related charges, including the costs in excess of fair market value of net assets acquired and capitalized costs for non-compete arrangements with the principals of acquired companies. This acquisition related amortization was $6.2 million, $4.4 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Special compensation for the year ended December 31, 1996, reflects a non-cash, non-recurring charge of approximately $52.0 million resulting from the issuance of approximately 3.6 million shares of common stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies, because they had received such shares for nominal or no consideration as employees or as management of such companies and, accordingly, were not considered to have made substantive investments for their shares.

     Net interest expense includes interest: (i) on loans made by the Company's primary lender under its financing agreement with such lender, (ii) to certain vendors, (iii) on capitalized lease obligations, (iv) on net amounts payable to the holders of seller financed notes and (v) on a term loan related to the purchase of certain transportation equipment. In addition, 1996 interest expense includes a non-recurring charge of approximately $2.6 million to reflect, upon exercise of the warrant issued in connection with the Company's financing agreement, the difference between the value of the stock issued at the initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated gross billings, commissions and fees and commissions and fees as a percentage of gross billings for the Company's yellow page advertising, recruitment advertising and Internet businesses and EBITDA for the Company.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997         1996        1995
                                                                              ----------    --------    --------
                                                                                        (IN THOUSANDS)

GROSS BILLINGS:
  Yellow page advertising..................................................   $  457,519    $434,728    $429,176
  Recruitment advertising..................................................      573,152     308,147     166,508
  Internet(1)..............................................................       19,640       6,659         392
                                                                              ----------    --------    --------
  Total....................................................................   $1,050,311    $749,534    $596,076
                                                                              ----------    --------    --------
                                                                              ----------    --------    --------

COMMISSIONS AND FEES:
  Yellow page advertising..................................................   $   95,768    $ 94,545    $ 87,456
  Recruitment advertising..................................................      123,048      61,427      36,059
  Internet(1)..............................................................       18,601       6,659         392
                                                                              ----------    --------    --------
  Total....................................................................   $  237,417    $162,631    $123,907
                                                                              ----------    --------    --------
                                                                              ----------    --------    --------
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising..................................................        20.9%       21.7%       20.4%
  Recruitment advertising..................................................        21.5%       19.9%       21.7%
  Internet(1)..............................................................        94.7%      100.0%      100.0%
  Total....................................................................        22.6%       21.7%       20.8%

EBITDA(2)..................................................................   $   41,001    $ 26,201    $ 24,978
Cash provided operating activities.........................................   $   15,155    $  8,151    $  6,706
Cash used in investing activities..........................................   $  (70,262)   $(28,988)   $(13,778)
Cash provided by financing activities......................................   $   60,146    $ 19,016    $  7,432

------------------
(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
EBITDA CALCULATION                                                 1997        1996        1995
--------------------------------------------------------------   --------    --------    --------
                                                                          (IN THOUSANDS)

Net income....................................................   $  9,623    $  2,383    $  3,229
  Interest, net...............................................      8,772      11,662      10,894
  Income tax expense..........................................      8,571       3,270       4,222
  Depreciation and amortization...............................     14,035       8,886       6,633
                                                                 --------    --------    --------
EBITDA........................................................   $ 41,001    $ 26,201    $ 24,978
                                                                 --------    --------    --------
                                                                 --------    --------    --------

THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Gross billings for the year ended December 31, 1997 were $1.1 billion, a $300.8 million or 40.1% increase when compared to gross billings for the year ended December 31, 1996. Approximately 78% of this growth was attributable to acquisitions and approximately 22% was attributable to net new clients and increases in spending by existing clients.

     Commissions and fees increased to $237.4 million for the year ended December 31, 1997 from $162.6 million for the year ended December 31, 1996, an increase of 46.0%. This reflects increases, as compared to the prior year period, in commissions and fees for (a) recruitment advertising of $61.6 million or 100.3%, (b) yellow page advertising of $1.2 million or 1.3% and (c) Internet of $11.9 million or 179.3%. A substantial portion of the increase in commissions and fees derived from recruitment advertising was due to acquisitions, including $9.2 million from Austin Knight, acquired August 1997, and the remainder was due to higher client spending and new clients. The increase in commissions and fees derived from yellow page advertising was due primarily to increased rates by the yellow page publishers and an acquisition offset by lower publisher incentives and the full year effect of accounts lost and resigned in 1996. Fees derived from Internet were generated from placements of Internet advertising. The Internet revenue increase reflects the continued customer acceptance of the Company's Internet products both from the Company's existing clients as well as new clients and price increases on certain products.

     Salaries and related costs increased $41.0 million to $121.3 million for the year ended December 31, 1997. As a percent of commissions and fees, salaries and related costs increased to 51.1% for the year ended December 31, 1997 from 49.4% for the year ended December 31, 1996. This increase was primarily due to additional staff required to service increased recruitment advertising billings, increased sales staffing for Internet, and generally higher salary and related costs as a percentage of commissions and fees for European operations.

     Office and general expenses increased $22.6 million to $82.7 million for the year ended December 31, 1997. As a percent of commissions and fees, office and general expenses decreased to 34.8% for the year ended December 31, 1997 from 37.0% for the year ended December 31, 1996. This decrease was primarily due to consolidation of offices, which slowed the growth of office related expenses, and to increased growth in recruitment advertising commissions and fees combined with the relatively fixed nature of some of these expenses.

     Amortization of intangibles was $6.2 million for the year ended December

31, 1997 compared to $4.4 million for the year ended December 31, 1996. The increase is due to the Company's continued growth through acquisitions. As a percentage of commissions and fees, amortization of intangibles was 2.6% and 2.7% for the years ended December 31, 1997 and 1996, respectively.

     For 1996, special compensation of $52.0 million consists of a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of the minority interests in predecessors of the Company because the stockholders had received such shares for nominal or no consideration and, accordingly, were not considered to have made a substantive investment for their shares. The value of such shares was based on the per share initial public offering price of $14.00 for the Company's Common Stock.

     After adjusting for the 1996 special compensation charge, operating income increased $9.4 million to $27.2 million for the year ended December 31, 1997 as compared with an adjusted operating income of $17.8 million for the year ended December 31, 1996. The increase was primarily due to increased recruitment advertising and Internet billings. Excluding the fees earned and direct operating expenses related to the Company's introduction of its Internet business (net charges of $4.1 million for 1997 and $1.9 million for 1996) operating income increased approximately $11.7 million to $31.4 million for the year ended December 31, 1997 and, as a percent of commissions and fees, increased to 14.3% for the year ended December 31, 1997 from 12.6% for the year ended December 31, 1996. The lower percent for 1996 was primarily due to costs in connection with the consolidation of the recruitment advertising acquisitions.

     Net interest expense decreased $5.5 million to $8.8 million for the year ended December 31, 1997 as compared to $14.3 million for the year ended December 31, 1996. This decrease in interest expense is due primarily to the repayment of a portion of the debt with the net cash proceeds of the Company's initial public and secondary offerings. In addition, in 1996 there was a $2.6 million non-cash, non-recurring charge to reflect, upon exercise of a warrant issued in connection with the Company's financing agreement, the value of the stock issued at the Company's initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued. The Company's effective interest rate was 10.0% for the year ended December 31, 1997 compared with 11.0% for the year ended December 31, 1996.

     Taxes on income increased $5.3 million to $8.6 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996 primarily due to higher pre-tax income. The effective tax rate for the year ended December 31, 1997 was 46.7% compared with 54.7% for the year ended December 31, 1996, which is based on income before income taxes after pro forma adjustments for special compensation of $52.0 million and $2.6 million in interest expense as described above. These effective tax rates are higher than the U.S. Federal statutory rate of 34.0% primarily due to nondeductible expenses of approximately $2.9 million and $1.7 million and state taxes of $1.1 million and $.4 million for 1997 and 1996, respectively. In addition, the higher 1996 tax rate, when compared with the 1997 rate, reflects the Company's inability in

1996 to offset profits at certain subsidiaries with losses incurred by others.

     The net income applicable to common and Class B common stockholders was $9.5 million for the year ended December 31, 1997, or $.38 per diluted share, compared with net income on a pro forma basis of $2.2 million, or $.11 per diluted share, after adjusting for the special compensation and interest charges for the year ended December 31, 1996.

THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Gross billings for the year ended December 31, 1996 were $749.5 million, a $153.5 million or 25.7% increase compared to the year ended December 31, 1995. More than half of this growth was attributable to acquisitions.

     Commissions and fees increased to $162.6 million for the year ended December 31, 1996 from $123.9 million for the year ended December 31, 1995, an increase of 31.3%. This increase was due to increases, as compared to the prior year period, of $25.4 million or 70.4% in commissions and fees derived from recruitment advertising, $7.1 million or 8.1% in commissions and fees derived from yellow page advertising and a $6.3 million increase in fees derived from Internet business. A substantial portion of the increase in commissions and fees derived from recruitment advertising was due to acquisitions, including $11.2 million from Neville Jeffress, acquired July 1996, and the remainder was due to higher client spending and new clients. The increase in commissions and fees derived from yellow page advertising was due primarily to increased rates by the yellow page publishers and higher client spending. Fees derived from Internet were generated from placements of Internet advertising, as the Company's Internet products gained initial customer acceptance both from the Company's existing clients as well as new clients.

     Salaries and related costs increased $22.0 million to $80.3 million for the year ended December 31, 1996. As a percent of commissions and fees, salaries and related costs increased to 49.4% for the year ended December 31, 1996 from 47.1% for the year ended December 31, 1995. This increase was primarily due to additional staff required to service increased gross billings, a higher percentage for costs related to Neville Jeffress and severance and temporary help expenses related to the consolidation of the recruitment advertising acquisitions. Internet staffing also increased by $2.8 million to $3.0 million, which is 45.1% of Internet commissions and fees.

     Office and general expenses increased $16.7 million to $60.1 million for the year ended December 31, 1996. As a percent of commissions and fees, office and general expenses increased to 37.0% for the year ended December 31, 1996 from 35.1% for the year ended December 31, 1995. This increase was primarily due to increased advertising of approximately $1.9 million, primarily related to the Company's introduction of The Monster Board(Registered), general expenses related to higher gross billings, professional consulting fees for the establishment of Internet services and airplane related travel costs.

     Amortization of intangibles was $4.4 million for the year ended December 31, 1996 compared to $3.2 million for the year ended December 31, 1995. The increase was due to the Company's continued growth through acquisitions. As a percentage of commissions and fees, amortization of intangibles was 2.7% and 2.6% for the years ended December 31, 1996 and 1995, respectively.

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

     After adjusting for the special compensation charge, operating income declined $1.1 million to $17.8 million for the year ended December 31, 1996 as compared with operating income of $18.9 million for the year ended December 31, 1995. The decline was primarily due to increased advertising expenses of $2.5 million for the Company's Internet business. Excluding the fees earned and direct operating expenses related to the Company's introduction of its Internet business (net charges of $1.9 million for 1996 and $0.4 million for 1995) operating income increased approximately $0.4 million to $19.7 million for the year ended December 31, 1996 but, as a percent of commissions and fees, declined to 12.6% for the year ended December 31, 1996 from 15.6% for the year ended December 31, 1995. This decline in operating income as a percent of commissions and fees was primarily due to costs in connection with the consolidation of the recruitment advertising acquisitions.

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

     Taxes on income decreased $0.9 million to $3.3 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995 primarily due to lower pre-tax income. The effective tax rate for the year ended December 31, 1996 on income before income taxes after pro forma adjustments for special compensation of $52.0 million and $2.6 million in interest expense described above of 54.7% was higher than the U.S. Federal statutory rate of 34.0% primarily due to nondeductible expenses of approximately $1.7 million and approximately $.5 million in interest computed on a receivable from the Company's principal stockholder. The effective tax rate for the year ended December 31, 1995 was 51.7%, lower than the 1996 rate due to lower nondeductible expenses for 1995.

     On a pro forma basis, after adjusting for the special compensation charge and the special interest charge, the net income applicable to common and Class B common stockholders was $2.2 million for the year ended December 31, 1996 compared with net income of $3.0 million for the year ended December 31, 1995, as a result of the above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund (i) acquisitions, (ii) working capital, (iii) capital expenditures and (iv) advertising and development of its Internet business. The Company's working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. The Company has met its liquidity needs over the last three years through funds provided by operating activities, equity offerings in 1997 and 1996, long-term borrowings in 1997 and 1996, capital leases and vendor financing in 1996 and 1995. In December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In the initial public offering, certain stockholders sold an additional aggregate of 652,592 shares of Common Stock. The net proceeds to the Company from the initial public offering of $50.8 million were used to repay debt and, in early 1997, to repay accounts payable and to redeem preferred stock. In September 1997, the Company completed the secondary public offering of an aggregate of 2,400,000 shares of Common Stock at a purchase price of $23.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated,

Goldman, Sachs & Co., BT Alex. Brown Incorporated, Montgomery Securities and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 1,600,000 shares of Common Stock in such offering. The net proceeds to the Company from this offering of $63.4 million, including $12.2 million paid to the Company by certain stockholders, were used to repay debt, including debt incurred to fund the purchase of Austin Knight.

     Net cash provided by operating activities for the years ended December 31, 1997, 1996 and 1995 was $15.2 million, $8.2 million and $6.7 million, respectively. The increase in cash from operating activities for 1997 over 1996 was primarily due to increased net income partially offset by higher payments of accounts payable, including amounts to substantially repay vendor financed payables. The increase in cash from operating activities for 1996 over 1995 was primarily due to improved accounts receivable collection partially offset by greater payments of accounts payable and accrued liabilities.

     Net cash used in investing activities for the years ended December 31, 1997, 1996 and 1995 was $70.3 million, $29.0 million and $13.8 million, respectively. During 1997, with funds received from their sale of shares included with the Company's secondary public offering, the Principal Stockholder and certain stockholders repaid $12.2 million to the Company. Payments for purchases of business acquisitions were $63.4 million in 1997, including $47.2 million for Austin Knight, $23.8 million in 1996 and $11.3 million in 1995. Capital expenditures, primarily for computer equipment and furniture and fixtures, were $11.5 million, $6.9 million and $5.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, in 1997, the Company acquired certain transportation equipment and made capital improvements for a total of $6.8 million, replacing the transportation equipment sold during 1996 for $6.1 million, and simultaneously entered into a $7.8 million financing agreement to fund the purchase and provide additional operating funds. In December 1996, the Company sold certain transportation equipment for $6.1 million receiving a note for $2.7 million and retained $1.2 million in cash, after payment of related debt. The Company estimates that its expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $22.0 million for 1998.

     EBITDA increased $14.8 million to $41.0 million for the year ended December 31, 1997 from $26.2 million for the year December 31, 1996. Excluding fees earned and direct operating expenses related to the Company's introduction of its Internet business, EBITDA increased $16.3 million to $44.0 million or 59.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996, and as a percent of commissions and fees increased to 20.1% for the year ended December 31, 1997 as compared to 17.7% for the year ended December 31, 1996 due to a higher operating profit. For the year ended December 31, 1996, EBITDA increased $1.2 million to $26.2 million or 4.9% as compared to the year ended December 31, 1995. As a percent of commissions and fees, EBITDA declined to 16.1% for the year ended December 31, 1996 from 20.2% for the year ended December 31, 1995 primarily due to a higher percentage of costs related to Neville Jeffress and severance and temporary help expenses related to consolidation of the recruitment advertising acquisitions.

     The Company's financing activities include equity offerings, borrowings and repayments under its financing agreement and payments on (i) installment notes, principally to finance acquisitions, and (ii) capital leases. In the fourth quarter of 1996, the Company completed its initial public offering of 4,147,408 shares of Common Stock for net proceeds to the Company of $50.8 million and in the third quarter of 1997, the Company completed its secondary public offering of 2,400,000 shares of Common Stock for net proceeds to the Company (excluding the repayment of $12.2 million to the Company by certain stockholders) of $51.2 million. With a portion of the proceeds received from its initial public offering, the Company, in January 1997, redeemed all of the shares of the cumulative preferred stock issued by a subsidiary, reported as a minority interest, and its previously issued preferred stock for approximately $3.1 million and $2.1 million, respectively. Such redemptions included approximately $100,000 each of premiums. The Company's financing activities provided net cash of $60.1 million, $19.0 million and $7.4 million in 1997, 1996 and 1995, respectively. In November, 1997 the Company amended its financing agreement with BNY Financial Corporation to provide for borrowings up to $175 million under a revolving credit facility. Such facility has been used to finance the Company's acquisitions and for working capital requirements. As of December 31, 1997, there was $95.8 million outstanding under such facility. As of February 28, 1998, there was approximately $69 million available under such facility. The Company believes it will be able to fund its short-term cash needs through funds from operations, its credit facilities in the United States, the United Kingdom, Canada and Australia and, to a lesser extent, equipment leases. The financing agreement with BNY Financial Corporation terminates on June 27, 2001 and currently bears interest at 7.5% per annum. The interest rate of the financing agreement is determined pursuant to a formula whereby the interest rate, at the Company's option, is either (i) the prime rate less 1% or
(ii) the Federal Funds rate less 1/2 of 1% or (iii) LIBOR plus 1 1/2%. The borrowings are secured by a lien on substantially all of the Company's assets. In addition, the financing agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, make future capital expenditures, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios.

     Part of the Company's acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long term debt, are generally payable over five years and totaled $9.5 million at December 31, 1997.

     The Company intends to continue its acquisition strategy and promotion of its Internet activities through the use of operating profits, borrowings against its long-term debt facility and seller financed notes. The Company believes that its anticipated cash flow from operations, as well as the availability of funds under its existing financing agreements and the net proceeds of its recent secondary public offering and access to public equity and debt markets, will provide it with liquidity to meet its current forseeable cash needs for at least the next year. However, if the Company determines that conditions are favorable, the Company would consider additional corporate finance transactions.

YEAR 2000 ISSUE

     Many exisiting computer programs use only two digits to identify a year in the date field. These programs do not consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. Internally, the Company has assessed its Year 2000 computer issues. The Company estimates that it will have to spend approximately $1 million during 1998 and 1999 to make its major U.S. and Canadian computer systems, and some non-critical programs, Year 2000 compliant. The Company will continue to test applications and believes that solutions will be implemented timely. The Company's foreign operations have also identified their critical computer systems. As the Company expands its operations in Europe through acquisitions, it is consolidating back office functions and standardizing computer systems. As part of this process the Company will upgrade to a Year 2000 compliant computer system for its foreign subsidiaries.

FLUCTUATIONS OF QUARTERLY RESULTS

     The Company's quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's yellow page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. The Company's quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising. Moreover, the Company's recruitment advertising acquisition activity has had more of an impact on the Company's recently reported quarterly results than any other factor. See Note 2 to the Company's Consolidated Financial Statements.

     The following table sets forth summary quarterly unaudited financial information for 1997 and 1996, excluding nonrecurring special compensation and interest charges for 1996 (in millions, except share and per share amounts):

                                                                                    1997 QUARTERS
                                                                  --------------------------------------------------
                                                                   MARCH       JUNE       SEPTEMBER       DECEMBER
                                                                    31,         30,          30,             31,
                                                                  --------    -------    ------------    -----------
Commissions and fees:
  Yellow page advertising......................................   $  19.7     $  23.0      $   28.6        $  24.4
  Recruitment advertising......................................      22.5        27.1          33.4           40.0
  Internet.....................................................       3.8         4.5           4.7            5.7
                                                                  --------    -------    ------------    -----------
Total commissions and fees.....................................   $  46.0     $  54.6      $   66.7        $  70.1
                                                                  --------    -------    ------------    -----------
                                                                  --------    -------    ------------    -----------
Operating income...............................................   $   5.0     $   6.0      $   10.3        $   5.9
Net income applicable to common and Class B common
  stockholders.................................................   $   1.5     $   1.9      $    4.1        $   2.1
Net income per common and Class B common share:
  Basic........................................................   $   .06     $   .08      $    .17        $   .08
  Diluted......................................................   $   .06     $   .08      $    .17        $   .08
Weighted average shares outstanding (in thousands):
  Basic........................................................    23,467      23,490        23,978         26,061
  Diluted......................................................    23,789      23,995        24,533         26,571

                                                                                    1996 QUARTERS
                                                                  --------------------------------------------------
                                                                   MARCH       JUNE       SEPTEMBER       DECEMBER
                                                                    31,         30,          30,             31,
                                                                  --------    -------    ------------    -----------
Commissions and fees:
  Yellow page advertising......................................   $  20.4     $  23.0      $   27.8        $  23.3
  Recruitment advertising......................................      12.7        12.2          18.5           18.0
  Internet.....................................................        .9         1.5           1.9            2.4
                                                                  --------    -------    ------------    -----------
Total commissions and fees.....................................   $  34.0     $  36.7      $   48.2        $  43.7
                                                                  --------    -------    ------------    -----------
                                                                  --------    -------    ------------    -----------
Operating income (loss)........................................   $   3.7     $   3.1      $    3.3        $ (44.3)
Net income (loss) applicable to common and Class B common

  stockholders.................................................   $  (0.1 )   $   0.3      $   (0.9)       $ (51.8)
Net income (loss) per common and Class B common share:
  Basic........................................................   $  (.01 )   $   .02      $   (.04)       $ (2.61)
  Diluted......................................................   $  (.01 )   $   .02      $   (.04)       $ (2.61)
Weighted average shares outstanding (in thousands):
  Basic........................................................    19,199      19,169        18,973         19,853
  Diluted......................................................    19,199      19,617        18,973         19,853
Pro forma operating income.....................................                            $    3.9        $   7.1
Pro forma net income (loss) applicable to common and Class B
  common stockholders..........................................                            $   (0.1)       $   2.3
Pro forma net income (loss) per common and Class B common
  share:
  Basic........................................................                            $   (.01)       $   .11
  Diluted......................................................                            $   (.01)       $   .11
Weighted average shares outstanding (in thousands):
  Basic........................................................                              18,973         19,853
  Diluted......................................................                              18,973         20,241

     Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of the quarters may not equal the full year earnings per share amount, which reflects the weighted average effect on an annual basis. In addition, diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                                                                           PAGE NO.
                                                                                                           --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................        26

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets as of December 31, 1997 and 1996.......................................................        27
  Statements of operations for the years ended December 31, 1997, 1996 and 1995.........................        28

  Statements of stockholders' equity (deficit) for the years ended December 31, 1997, 1996 and 1995.....        29
  Statements of cash flows for the years ended December 31, 1997, 1996 and 1995.........................        30
  Notes to consolidated financial statements............................................................     31-47

SCHEDULE II--Valuation and qualifying accounts for the years ended December 31, 1997, 1996 and 1995.....        53

     All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

New York, New York
March 20, 1998

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $  5,937    $    898
  Accounts receivable, net................................................................    255,527     191,728
  Work-in-process.........................................................................     15,554      14,542
  Prepaid and other.......................................................................     11,345       5,482
                                                                                             --------    --------
     Total current assets.................................................................    288,363     212,650
Receivable from Principal Stockholder, net................................................         --      11,413
Property and equipment, net...............................................................     37,760      20,562
Deferred income taxes.....................................................................      4,922       9,325
Intangibles, net..........................................................................    159,465      73,975
Other assets..............................................................................      4,696       3,828
                                                                                             --------    --------
                                                                                             $495,206    $331,753
                                                                                             --------    --------
                                                                                             --------    --------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................   $203,172    $182,129
  Accrued expenses and other current liabilities..........................................     35,300      20,065
  Accrued restructuring costs.............................................................     16,801          --
  Deferred revenue........................................................................      7,992       3,398
  Deferred income taxes...................................................................     10,782       9,818
  Current portion of long-term debt.......................................................      8,449       9,167
                                                                                             --------    --------
     Total current liabilities............................................................    282,496     224,577
Long-term debt, less current portion......................................................    115,852      70,799
                                                                                             --------    --------
     Total liabilities....................................................................    398,348     295,376
                                                                                             --------    --------
Minority interests........................................................................         --       3,082
                                                                                             --------    --------
Redeemable preferred stock................................................................         --       2,000
                                                                                             --------    --------
Commitments and contingencies.............................................................

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000 shares; issued and
     outstanding--none....................................................................         --          --
  Common stock, $.001 par value, authorized 200,000,000 shares; issued and
     outstanding--12,495,626 and 8,605,436, shares, respectively..........................         12           8
  Class B common stock, $.001 par value, authorized 39,000,000 shares; issued and
     outstanding--13,587,541 and 14,787,541 shares, respectively..........................         14          15
  Additional paid-in capital..............................................................    163,753     106,803
  Foreign currency translation adjustment.................................................       (510)        380
  Deficit.................................................................................    (66,411)    (75,911)
                                                                                             --------    --------

     Total stockholders' equity...........................................................     96,858      31,295
                                                                                             --------    --------
                                                                                             $495,206    $331,753
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1997           1996           1995
                                                                        -----------    -----------    -----------
Commissions and fees.................................................   $   237,417    $   162,631    $   123,907
                                                                        -----------    -----------    -----------
Operating expenses:
  Salaries and related costs.........................................       121,313         80,291         58,329
  Office and general.................................................        82,712         60,101         43,432
  Amortization of intangibles........................................         6,160          4,440          3,237
  Special compensation...............................................            --         52,019             --
                                                                        -----------    -----------    -----------
    Total operating expenses.........................................       210,185        196,851        104,998
                                                                        -----------    -----------    -----------
    Operating income (loss)..........................................        27,232        (34,220)        18,909
                                                                        -----------    -----------    -----------
Other income (expense):
  Interest expense...................................................       (10,978)       (14,598)       (11,249)
  Interest income....................................................         2,206            333            355
  Other, net.........................................................           (90)          (164)           150
                                                                        -----------    -----------    -----------
                                                                             (8,862)       (14,429)       (10,744)
                                                                        -----------    -----------    -----------
Income (loss) before provision for income taxes, minority interests
  and equity in earnings (losses) of affiliates......................        18,370        (48,649)         8,165
Provision for income taxes...........................................         8,571          3,270          4,222
                                                                        -----------    -----------    -----------
Income (loss) before minority interests and equity in earnings
  (losses) of affiliates.............................................         9,799        (51,919)         3,943
Minority interests...................................................           143            434            435
Equity in earnings (losses) of affiliates............................           (33)           114           (279)
                                                                        -----------    -----------    -----------
Net income (loss)....................................................         9,623        (52,239)         3,229
Preferred stock dividends............................................          (123)          (210)          (210)
                                                                        -----------    -----------    -----------
Net income (loss) applicable to common and Class B common

  stockholders.......................................................   $     9,500    $   (52,449)   $     3,019
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------
Net income (loss) per common and Class B common share:
  Basic..............................................................   $       .39    $     (2.72)   $       .16
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------
  Diluted............................................................   $       .38    $     (2.72)   $       .15
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------
Weighted average shares outstanding:
  Basic..............................................................        24,243         19,299         19,064
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------
  Diluted............................................................        24,735         19,299         19,355
                                                                        -----------    -----------    -----------
                                                                        -----------    -----------    -----------
Pro forma:
  Historical net loss applicable to common and Class B common
    stockholders.....................................................                  $   (52,449)
  Pro forma adjustment for special compensation......................                       52,019
  Pro forma adjustment for interest..................................                        2,603
                                                                                       -----------
  Pro forma net income applicable to common and Class B common
    stockholders.....................................................                  $     2,173
                                                                                       -----------
                                                                                       -----------
Pro forma net income per common and Class B common share:
  Basic..............................................................                  $       .11
                                                                                       -----------
                                                                                       -----------
  Diluted............................................................                  $       .11
                                                                                       -----------
                                                                                       -----------
Weighted average shares outstanding:
  Basic..............................................................                       19,299
                                                                                       -----------
                                                                                       -----------
  Diluted............................................................                       19,732
                                                                                       -----------
                                                                                       -----------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               CLASS B
                                                                      COMMON STOCK,         COMMON STOCK,

                                                                     $.001 PAR VALUE       $.001 PAR VALUE     ADDITIONAL
                                                                   -------------------   -------------------    PAID-IN
                                                                     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL
                                                                   ----------   ------   ----------   ------   ----------
Balance, January 1, 1995.........................................   4,276,869    $  4    14,787,541    $ 15     $    655
  Foreign currency translation adjustment........................          --      --            --      --           --
  Dividends on preferred stock...................................          --      --            --      --           --
  Net income.....................................................          --      --            --      --           --
                                                                   ----------   ------   ----------   ------   ----------
Balance, December 31, 1995.......................................   4,276,869       4    14,787,541      15          655
  Stock repurchase agreements....................................          --      --            --      --        1,172
  Issuance of common stock for purchase of minority interest in
    subsidiary...................................................     159,231      --            --      --        1,055
  Issuance of common stock as compensation.......................     142,740      --            --      --           20
  Repurchase and cancellation of common stock....................    (481,284)     --            --      --         (675)
  Issuance of common stock for purchase of minority interest
    in subsidiary................................................      46,350      --            --      --          672
  Issuance of common stock.......................................   4,147,408       4            --      --       50,779
  Issuance of common stock in connection with the exercise of
    options......................................................      85,354      --            --      --          347
  Issuance of common stock in connection with exercise of
    warrant......................................................     228,768      --            --      --        2,603
  Foreign currency translation adjustment........................          --      --            --      --           --
  Dividends on preferred stock...................................          --      --            --      --           --
  Special compensation...........................................          --      --            --      --       50,175
  Net loss.......................................................          --      --            --      --           --
                                                                   ----------   ------   ----------   ------   ----------
Balance, December 31, 1996.......................................   8,605,436       8    14,787,541      15      106,803
  Issuance of common stock in connection with the exercise of
    options......................................................      49,766      --            --      --          643
  Tax benefit of stock options exercised.........................          --      --            --      --          175
  Capital contribution from Principal Stockholder................          --      --            --      --          275
  Issuance of common stock in connection with acquisitions.......     135,028       1            --      --        3,136
  Issuance of common stock for purchase of an equity interest in
    a subsidiary.................................................      61,848      --            --      --        1,000
  Conversion of shares...........................................   1,200,000       1    (1,200,000)     (1)          --
  Issuance of common stock.......................................   2,400,000       2            --      --       51,166
  Issuance of common stock for matching contribution to 401(k)
    plan.........................................................      43,548      --            --      --          555
  Foreign currency translation adjustment........................          --      --            --      --           --
  Dividend and redemption premium on preferred stock.............          --      --            --      --           --
  Net income.....................................................          --      --            --      --           --
                                                                   ----------   ------   ----------   ------   ----------
Balance, December 31, 1997.......................................  12,495,626    $ 12    13,587,541    $ 14     $163,753
                                                                   ----------   ------   ----------   ------   ----------
                                                                   ----------   ------   ----------   ------   ----------


                                                                   FOREIGN CURRENCY                   TOTAL
                                                                     TRANSLATION                  STOCKHOLDERS'
                                                                      ADJUSTMENT      DEFICIT    EQUITY (DEFICIT)
                                                                   ----------------   --------   ----------------

Balance, January 1, 1995.........................................       $    2        $(24,996)      $(24,320)
  Foreign currency translation adjustment........................          (27)             --            (27)
  Dividends on preferred stock...................................           --            (210)          (210)
  Net income.....................................................           --           3,229          3,229
                                                                        ------        --------   ----------------
Balance, December 31, 1995.......................................          (25)        (21,977)       (21,328)
  Stock repurchase agreements....................................           --              --          1,172
  Issuance of common stock for purchase of minority interest in
    subsidiary...................................................           --              --          1,055
  Issuance of common stock as compensation.......................           --              --             20
  Repurchase and cancellation of common stock....................           --          (1,485)        (2,160)
  Issuance of common stock for purchase of minority interest
    in subsidiary................................................           --              --            672
  Issuance of common stock.......................................           --              --         50,783
  Issuance of common stock in connection with the exercise of
    options......................................................           --              --            347
  Issuance of common stock in connection with exercise of
    warrant......................................................           --              --          2,603
  Foreign currency translation adjustment........................          405              --            405
  Dividends on preferred stock...................................           --            (210)          (210)
  Special compensation...........................................           --              --         50,175
  Net loss.......................................................           --         (52,239)       (52,239)
                                                                        ------        --------   ----------------
Balance, December 31, 1996.......................................          380         (75,911)        31,295
  Issuance of common stock in connection with the exercise of
    options......................................................           --              --            643
  Tax benefit of stock options exercised.........................           --              --            175
  Capital contribution from Principal Stockholder................           --              --            275
  Issuance of common stock in connection with acquisitions.......           --              --          3,137
  Issuance of common stock for purchase of an equity interest in
    a subsidiary.................................................           --              --          1,000
  Conversion of shares...........................................           --              --             --
  Issuance of common stock.......................................           --              --         51,168
  Issuance of common stock for matching contribution to 401(k)
    plan.........................................................           --              --            555
  Foreign currency translation adjustment........................         (890)             --           (890)
  Dividend and redemption premium on preferred stock.............           --            (123)          (123)
  Net income.....................................................           --           9,623          9,623
                                                                        ------        --------   ----------------
Balance, December 31, 1997.......................................       $ (510)       $(66,411)      $ 96,858
                                                                        ------        --------   ----------------
                                                                        ------        --------   ----------------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                             1997         1996         1995
                                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).....................................................   $   9,623    $ (52,239)   $   3,229
                                                                           ---------    ---------    ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment............       7,875        4,446        3,396
     Amortization of intangibles........................................       6,160        4,440        3,237
     Provision for doubtful accounts....................................       3,580        3,131        2,850
     Special compensation...............................................          --       52,019           --
     Interest expense for shares issued upon exercise of warrant........          --        2,603           --
     Provision for deferred income taxes................................       5,155        1,573        3,005
     Minority interests.................................................         143          434          435
     Other..............................................................         (90)         100          522
  Changes in assets and liabilities, net of effects from purchases of businesses:
     Increase in accounts receivable, net...............................      (2,537)      (5,048)     (30,256)
     Increase in work-in-process........................................         (57)         (36)      (1,510)
     Increase in prepaid and other......................................      (1,115)        (909)        (425)
     (Increase) decrease in other assets................................        (868)        (161)         430
     Increase (decrease) in accounts payable, accrued expenses and other
       current liabilities..............................................     (12,714)      (2,202)      21,793
                                                                           ---------    ---------    ---------
       Total adjustments................................................       5,532       60,390        3,477
                                                                           ---------    ---------    ---------
       Net cash provided by operating activities........................      15,155        8,151        6,706
                                                                           ---------    ---------    ---------
Cash flows from investing activities:
  Payments pursuant to notes and advances to Principal Stockholder......      (3,064)     (12,878)        (613)
  Repayments from Principal Stockholder.................................      14,477        7,994        2,271
  Capital expenditures..................................................     (18,276)      (6,857)      (4,954)
  Payments for purchases of businesses, net of cash acquired............     (63,399)     (23,755)     (11,324)
  Proceeds from sale of assets..........................................          --        6,115            7
  Repayments from affiliates............................................          --          393          835
                                                                           ---------    ---------    ---------
       Net cash used in investing activities............................     (70,262)     (28,988)     (13,778)
                                                                           ---------    ---------    ---------
Cash flows from financing activities:
  Payments on capitalized leases........................................      (2,594)      (2,386)      (1,064)
  Capital contribution from Principal Stockholder.......................         275           --           --
  Borrowings under line of credit and proceeds from issuance of
     long-term debt.....................................................     702,747      471,092      540,333
  Repayments under line of credit and principal payments on long-term
     debt...............................................................    (686,086)    (497,646)    (531,144)
  Distribution to minority interests....................................          --         (457)        (483)
  Net proceeds from stock issuance......................................      51,165       50,783           --
  Repurchase of common stock............................................          --       (2,160)          --
  Redemption of minority interest (including premium)...................      (3,133)          --           --
  Redemption of preferred stock (including premium).....................      (2,105)          --           --

  Dividends on preferred stock..........................................        (123)        (210)        (210)
                                                                           ---------    ---------    ---------
       Net cash provided by financing activities........................      60,146       19,016        7,432
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....................       5,039       (1,821)         360
Cash and cash equivalents, beginning of year............................         898        2,719        2,359
                                                                           ---------    ---------    ---------
Cash and cash equivalents, end of year..................................   $   5,937    $     898    $   2,719
                                                                           ---------    ---------    ---------
                                                                           ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     TMP Worldwide Inc. (the 'Company') is the successor to businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ('Old TMP'), Worldwide Classified Inc. and subsidiaries ('WCI'), McKelvey Enterprises, Inc. and subsidiaries ('MEI') and certain other entities under the control of Andrew J. McKelvey (the 'Principal Stockholder'). Immediately prior to the reorganization, the Principal Stockholder owned 100% of the common stock of MEI (which owned approximately 86% of the common stock of Old TMP) and approximately 33% of the common stock of WCI. In addition to his approximately 33% ownership of WCI, the Principal Stockholder had voting proxy on the remaining outstanding shares of WCI.

     WCI was organized in 1993 to sell recruitment advertising. On December 9, 1996, Old TMP, which sells yellow page advertising, merged into MEI. Thereafter, WCI merged into MEI, MEI then merged into Telephone Marketing Programs Incorporated and MEI acquired the outstanding minority interest of a subsidiary (the 'Mergers'). Concurrent with the Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc.

     Due to the control of these companies by the Principal Stockholder, the companies have been consolidated on a retroactive basis in a manner similar to a pooling-of-interests, the interests previously owned by the Principal Stockholder are carried at predecessor basis, and in December 1996 (i) goodwill in the amount of approximately $1.6 million was recorded for the issuance of 271,278 shares of common stock of the Company to Old TMP stockholders who had been previously issued shares of Old TMP in exchange for their minority interests in certain operating subsidiaries in which they were original owners and, accordingly, were considered to have made a substantive investment, and is based on an initial public offering price of $14.00 per share, less approximately $2.2 million previously recorded on the issuance of these shares, and (ii) special compensation in the amount of approximately $52.0 million was recorded for the issuance of 3,584,790 shares of common stock of the Company to Old TMP, WCI and the MEI subsidiary stockholders in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the Principal Stockholder and, accordingly, were not considered to have made substantive investments for their minority shares, and is based on an initial public offering price of $14.00 per share. The minority stockholders of Old TMP had received compensation in lieu of their share of earnings of Old TMP in exchange for waiving their rights to such earnings, and WCI and the MEI subsidiary had cumulative losses. Accordingly, no amounts were attributable to these minority interests in the accompanying consolidated financial statements.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

                                                                                               YEARS
                                                                                               -----
Buildings and improvements..................................................................   8-32
Furniture and equipment.....................................................................    4-8
Transportation equipment....................................................................   5-18

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

  Long-Lived Assets

     Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been incurred through December 31, 1997.

  Foreign Currency Translation and Transactions

     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in other income (expense).

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

     The Company's quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's yellow

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. Amounts reported in the three months ended December 31, 1997, 1996 and 1995 for commissions on volume placements were $2.0 million, $3.5 million and $4.2 million, respectively. The Company's quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising.

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

  Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. The 1996 carrying amounts for minority interests and redeemable preferred stock approximated fair value based on appraisals. (See Notes 9 and 10.) The fair value of the receivable from the Principal Stockholder could not be determined. (See Note 14
(B).)

  Stock-Based Compensation

     The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ('SFAS') 123, 'Accounting for Stock-Based Compensation.'

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Earnings Per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share,' which provides for the calculation of 'basic' and 'diluted' earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by the Statement all periods presented have been restated to comply with the provisions of SFAS No. 128.

     A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                                                   HISTORICAL    PRO FORMA
                                                                                   ----------    ---------
December 31, 1997:
  Basic.........................................................................     24,243
  Effect of assumed conversion of stock options.................................        492
                                                                                   ----------
  Diluted.......................................................................     24,735
                                                                                   ----------

                                                                                   ----------

December 31, 1996:
  Basic.........................................................................     19,299        19,299
  Effect of assumed conversion of stock options.................................         --           216
  Effect of assumed conversion of warrant.......................................         --           217
                                                                                   ----------    ---------
  Diluted.......................................................................     19,299        19,732
                                                                                   ----------    ---------
                                                                                   ----------    ---------

December 31, 1995:
  Basic.........................................................................     19,064
  Effect of assumed conversion of stock options.................................         62
  Effect of assumed conversion of warrant.......................................        229
                                                                                   ----------
  Diluted.......................................................................     19,355
                                                                                   ----------
                                                                                   ----------

  Statements of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

  Effect of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ('SFAS No. 130'), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position will be unaffected by implementation of this new standard.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ('SFAS No. 132'). Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current discloures.

NOTE 3--ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net consists of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
Trade...........................................................................   $250,785    $185,594
Earned commissions(a)...........................................................     14,491      13,166
                                                                                   --------    --------
                                                                                    265,276     198,760
Less: Allowance for doubtful accounts...........................................      9,749       7,032
                                                                                   --------    --------
  Accounts receivable, net......................................................   $255,527    $191,728
                                                                                   --------    --------
                                                                                   --------    --------

------------------
(a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 1997 and 1996 are recorded as accounts receivable of $75,058 and $70,594, respectively, and the related advertising costs are recorded as accounts payable of $60,567 and $57,428, respectively.

NOTE 4--PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
Buildings and improvements......................................................   $    916    $    944
Furniture and equipment.........................................................     57,696      41,656
Leasehold improvements..........................................................      5,467       3,728
Transportation equipment........................................................      9,094         301
                                                                                   --------    --------
                                                                                     73,173      46,629
Less: Accumulated depreciation and amortization.................................     35,413      26,067
                                                                                   --------    --------
  Property and equipment, net...................................................   $ 37,760    $ 20,562

                                                                                   --------    --------
                                                                                   --------    --------

     Furniture and equipment includes equipment under capital leases at December 31, 1997 and 1996 with a cost of $12,514 and $6,074, respectively, and accumulated amortization of $5,128 and $2,531, respectively.

     During 1997, the Company acquired certain transportation equipment and made capital improvements thereto for a total of $6,800 and simultaneously entered into a $7,800 financing agreement (see Note 8) to fund the purchase and provide additional funds.

NOTE 5--BUSINESS ACQUISITIONS

     The Company has acquired 40 businesses (primarily recruitment advertising businesses) between January 1, 1995 and December 31, 1997 including, on August 26, 1997, all of the outstanding stock of Austin Knight Limited and subsidiaries ('Austin Knight') for approximately $47,200 net of approximately $11,500 of cash acquired relating to the sale, in July 1997, of real property by Austin Knight and on July 2, 1996, all of the outstanding shares of Neville Jeffress Australia Pty Limited ('Neville Jeffress'). Austin Knight had

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS--(CONTINUED)

commissions and fees of approximately $47,600 for the year ended September 30, 1996, and Neville Jeffress had commissions and fees of approximately $24,000 for the year ended June 30, 1996. The total amount of cash paid and promissory notes and Common Stock of the Company issued for these acquisitions was approximately $74,500, $25,400 and $26,700 for 1997, 1996 and 1995, respectively. In 1997, the shares of Common Stock issued by the Company in connection with certain of the above mentioned acquisitions was 135,028. The 1997 amount is net of approximately $11,500 of cash acquired with Austin Knight. These acquisitions have been accounted for under the purchase method of accounting and accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

     In connection with the above described acquisitions, the Company assumed liabilities which were recorded as part of the purchase price and which include costs for restructuring of the acquired businesses. The present value of such costs relate primarily to assumed contractual obligations on leased facilities that will be closed ($11,170), leases for which the contracted payments exceed current market costs ($783) and relocation and other employee costs associated with restructurings ($4,848). Of such costs, $833 were charged against the reserve during 1997.

     The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1997 and 1996 assume the acquisitions in 1997 and 1996 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                 ---------------------
                                                                                   1997         1996
                                                                                 ---------    --------
Commissions and fees..........................................................   $ 285,254    $261,113
Net income (loss) applicable to common and Class B common stockholders........   $   9,973    $(50,948)
Net income (loss) per common and Class B common share:
  Basic.......................................................................   $     .41    $  (2.65)
  Diluted.....................................................................   $     .40    $  (2.65)
Pro forma net income applicable to common and Class B common
  stockholders(1).............................................................                $  3,674
Pro forma net income per common and Class B common share:
  Basic.......................................................................                $    .19
  Diluted.....................................................................                $    .19

     The pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the years presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

------------------

(1) Excludes special compensation and interest charges in the amounts of $52,019 and $2,603, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6--INTANGIBLES, NET

     Intangibles, net consists of the following:

                                                                        DECEMBER 31,        AMORTIZATION
                                                                    --------------------       PERIOD
                                                                      1997        1996        (YEARS)
                                                                    --------    --------    ------------
Client lists, net of accumulated amortization of $4,370 and
  $3,715, respectively...........................................   $ 10,083    $  8,913       5 to 30
Covenants not to compete, net of accumulated amortization of
  $2,036 and $1,713, respectively................................      2,188       1,336        3 to 6
Excess of cost of investments over fair value of net assets

  acquired, net of accumulated amortization of $10,651 and
  $6,428, respectively...........................................    146,397      62,947      10 to 30
Other, net of accumulated amortization of $2,103 and $1,709,
  respectively...................................................        797         779       4 to 10
                                                                    --------    --------
                                                                    $159,465    $ 73,975
                                                                    --------    --------
                                                                    --------    --------

NOTE 7--FINANCING AGREEMENT

     The Company obtains its primary financing from a financial institution under a five-year financing agreement as amended and restated on June 27, 1996, and as further amended on November 14, 1997, with automatic one-year extensions unless terminated by either party at least 90 days prior to expiration of the initial term or any renewal term (the 'Agreement'). The Agreement, as amended, provides for borrowings of up to $175,000 at an interest rate of either: (a) prime rate less 1% or, (b) Federal Funds rate less 1/2 of 1% or, (c) LIBOR plus 1 1/2%, at the borrower's option. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed on an installment basis under 360 days old from first installment billing, as defined. Substantially all assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, make future capital expenditures, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. In addition, the Agreement also provides for a 1/8% fee on any unused portion of the commitment and a declining fixed termination fee of $2,000, $1,000 and $500 for the annual periods ended June 30, 1998, 1999, and 2000, respectively.

     At December 31, 1997, the prime rate, Federal Funds rate and one month LIBOR were 8.50%, 6.00% and 5.72%, respectively, and borrowings outstanding were at a weighted average interest rate of 7.62%.

     In October 1993, the Company issued a warrant to the lender to purchase one percent of the issued and outstanding common stock of the Company (as defined in the agreement) for an exercise price of $.01 per share. The warrant was independently appraised at $600, which amount was being amortized over the remaining term of the original financing agreement of 30 months from October 1993 until December 1996, when the warrant was exercised. At that time, the unamortized balance was expensed. In addition, in December 1996, upon the exercise of such warrant there was an additional interest charge of $2,603 to reflect the difference between the value of the stock issued (228,768 shares) at the initial public offering price of $14.00 per share and the original amount recorded.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 8--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                                       -------------------
                                                                                         1997       1996
                                                                                       --------    -------
Borrowings under financing agreement (see Note 7)...................................   $ 95,800    $59,495
Borrowings under financing agreements, interest payable at rates varying from 5% to
  9.2%, and collateralized by assets in certain foreign countries...................      3,339      3,776
Acquisition notes payable in annual and monthly installments through 1997 with
  interest at 8.5%..................................................................         --      3,374
Other acquisition notes payable, noninterest bearing, interest imputed at 6.7% to
  8.0%, in varying installments through 2001........................................      9,461      7,153
Capitalized lease obligations, payable with interest from 9% to 15%, in varying
  installments through 2001.........................................................      7,245      4,058
Term note payable in sixty consecutive monthly installments from July 1997 through
  June 2002, collateralized by transportation equipment and with interest at 8.43%
  for the first 36 months. Thereafter the interest rate will be based on two year
  U.S. Treasury Notes...............................................................      7,760         --
Notes payable, in varying monthly installments maturing through 2001, with interest
  at rates ranging from 7.5% to 8.5%................................................        696      2,110
                                                                                       --------    -------
                                                                                        124,301     79,966
Less: Current portion...............................................................      8,449      9,167
                                                                                       --------    -------
                                                                                       $115,852    $70,799
                                                                                       --------    -------
                                                                                       --------    -------

     The noncurrent portion of long-term debt matures as follows:

                                                                                     DECEMBER 31,
                                                                                         1997
                                                                                     ------------
1999..............................................................................     $  6,519
2000..............................................................................        3,762
2001..............................................................................       96,512*
2002..............................................................................        7,513
Thereafter........................................................................        1,546
                                                                                     ------------
                                                                                       $115,852
                                                                                     ------------
                                                                                     ------------


------------------

* Of this amount, $95,800 is subject to automatic one year extentions. See Note
  7.

NOTE 9--MINORITY INTEREST

     In connection with an acquisition in 1990, a subsidiary of the Company issued 88,425 shares of nonvoting convertible 10% cumulative preferred stock in exchange for 88,425 shares (58%) of the outstanding common stock of the acquired company held by the acquired company's employee stock ownership trust. The book value of these shares of approximately $3,000, which approximates the redemption price, is included in minority interest in the consolidated balance sheet at December 31, 1996. These shares were redeemed in January 1997 for a total of $3,133, which included a redemption premium of $133.

NOTE 10--REDEEMABLE PREFERRED STOCK

     During 1991, the Company sold 200,000 shares of 10.5% nonvoting cumulative preferred stock ($10.00 par value) to the Company's profit sharing plan for $2,000. These shares were redeemed in January 1997 for a total of $2,105, which included a redemption premium of $105.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY
(A) COMMON AND CLASS B COMMON STOCK

     Common and Class B common stock have indentical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

(B) STOCK OPTIONS

     In January 1996, the Company's Board of Directors (the 'Board') adopted the 1996 Employee Stock Option Plan (the 'Stock Option Plan'), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the 'Code'), and nonqualified stock options, to purchase an aggregate of up to 900,000 shares (amended to 1,800,000 on June 25, 1997) of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

     Under the Stock Option Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant which may be made to an executive officer in any calendar year is 45,000 shares (amended to 150,000 on June 25, 1997).

     On January 3, 1996, options to purchase, at an exercise price equal to $6.65 per share, the fair market value of the common stock on the date of grant as determined by the Board, an aggregate of 296,640 shares of common stock were granted to officers, employees and consultants of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant. As of December 31, 1997, 13,010 options were cancelled, 7,266 options were exercised and, of the outstanding options, 63,641 options were exercisable and will expire ten years from the date of grant.

     On January 6, 1997 options to purchase, at an exercise price of $12.88 per share, the market price on the date of grant, an aggregate of approximately 1,203,737 shares of common stock were granted to officers and employees of the Company and options for 74,611 shares were subsequently cancelled. Of such options, options for approximately 29,000 shares of common stock vest at the rate at 25% per year beginning one year from the date of grant and the balance of these options were vested at December 31, 1997 and are exercisable after January 5, 1999. Such options will expire ten years from date of grant.

     On April 3, 1997, options to purchase, at an exercise price of $17.25 per share, the market price on the date of grant, 8,400 shares of common stock were granted to an officer of the Company. Such options vested as of December 31, 1997, are exercisable after January 5, 1999 and will expire ten years from the date of grant.

     On June 18, 1997, options to purchase, at an exercise price of $19.00 per share, the market price on the date of grant, 28,256 shares of common stock were granted to officers and employees of the Company. Options for 2,388 shares were subsequently cancelled. Generally, such options were vested as of December 31, 1997, are exercisable after January 5, 1999, and will expire ten years from the date of grant.

     On August 28, 1997 options to purchase, at an exercise price of $20.00 per share, the market price on the date of grant, 35,000 shares of common stock were granted to various Austin Knight officers and individuals. Such options generally vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1997, none of these options were exercisable.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY--(CONTINUED)
     On December 12, 1997, options to purchase, at an exercise price of $15.00 per share, the market price on the date of grant, an aggregate of approximately 700,000 shares of common stock were granted to officers and employees of the

Company, subject to stockholder approval of an increase in the number of shares authorized under the Plan to 3,000,000 from 1,800,000. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1997 none of these options were exercisable.

     In January 1996, the Company also adopted a stock option plan for nonemployee directors (the 'Directors' Plan'), pursuant to which options to acquire a maximum aggregate of 180,000 shares of common stock may be granted to nonemployee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's nonemployee directors of an option to purchase 11,250 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors.

     Options to purchase 11,250 shares of common stock at a purchase price per share equal to $6.65 per share, the fair market value of the common stock on the date of grant as determined by the Board, were granted on January 24, 1996 to one nonemployee director. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. In September 1996, options to purchase an aggregate of 33,750 shares of common stock were granted to three directors under this plan at an exercise price per share equal to the initial public offering price per share, the fair value on the date of grant as determined by the Board. Vesting is on terms similar to that of the previous director's grant. Such options will expire ten years from the date of grant. In December 1996, 11,250 of the options granted to a director in September 1996 were cancelled and options to purchase 125,000 shares of common stock were granted at an exercise price of $14.00 (the initial public offering price). Of the total, 50,000 of such options vested on the closing of the initial public offering. In April 1997, in connection with this former director's resignation, the Company agreed that an additional 12,500 of such stock options would vest on June 1, 1997 and the unvested options totalling, 62,500 were cancelled. All options previously vested expire on December 9, 2006. On October 7, 1997, a newly appointed director of the Company was granted options to purchase 11,250 shares of common stock at $23.625 per share, the market price on the date of grant. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. For options granted to all directors, at December 31, 1997, 50,938 of the outstanding options were exercisable and 42,500 were exercised.

     The Company applies Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair values of options granted during 1997 and 1996 were $7.10 and $5.93, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of approximately 6.5% and 6.1% in 1997 and 1996 respectively; volatility factor of the expected market price of the Company's common stock of 27% and 25% in 1997 and 1996, respectively; and a weighted average expected life of the option of 8 years in both 1997 and 1996.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY--(CONTINUED)

     Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                       1997       1996
                                                                                      ------    --------
Net income (loss) applicable to common and Class B common stockholders.............   $4,384    $(53,062)
Net income (loss) per common and Class B common share
  Basic............................................................................   $  .18    $  (2.75)
  Diluted..........................................................................   $  .18    $  (2.75)
Net income applicable to common and Class B common stockholders reflecting special
  adjustments(1)...................................................................             $  1,560
Net income per common and Class B common share reflecting special adjustments(1):
  Basic............................................................................             $    .08
  Diluted..........................................................................             $    .08

------------------
(1) Excluding special compensation of $52,019 and non-recurring interest charges of $2,603.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented.

                                                                     DECEMBER 31, 1997           DECEMBER 31, 1996
                                                                 --------------------------   ------------------------
                                                                                WEIGHTED                   WEIGHTED
                                                                                AVERAGE                    AVERAGE
                                                                  SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE
                                                                 ---------   --------------   -------   --------------
Outstanding at beginning of year...............................    448,334       $ 9.07            --           --

Granted........................................................  1,986,643        13.91       466,640       $ 9.15
Exercised......................................................    (49,766)       12.92            --           --
Forfeited/cancelled............................................   (145,453)       13.20       (18,306)       11.17
                                                                 ---------                    -------
Outstanding at end of year.....................................  2,239,758        13.01       448,334         9.07
                                                                 ---------                    -------
                                                                 ---------                    -------
Options exercisable at year-end................................    114,579       $ 9.85        66,875       $13.38
Weighted average fair value of options granted during the
  year.........................................................                  $ 7.10                     $ 5.93

     The following table summarizes information about stock options outstanding at December 31, 1997.

                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
         ---------------------------------------------------------------------    -----------------------------------
                          NUMBER          WEIGHTED AVERAGE                             NUMBER             WEIGHTED
         EXERCISE     OUTSTANDING AT         REMAINING        WEIGHTED AVERAGE     EXERCISABLE AT         AVERAGE
          PRICES     DECEMBER 31, 1997    CONTRACTUAL LIFE     EXERCISE PRICE     DECEMBER 31, 1997    EXERCISE PRICE
         --------    -----------------    ----------------    ----------------    -----------------    --------------
          $ 6.65            287,614              8.0(year)         $ 6.65               72,079             $ 6.65
           14.00             42,500              8.9                14.00               36,875              14.00
           12.88          1,129,126              9.0                12.88                   --                 --
           19.00             25,868              9.6                19.00                   --                 --
           17.25              8,400              9.3                17.25                   --                 --
           20.00             35,000              9.8                20.00                   --                 --
           15.00            700,000              9.9                15.00                   --                 --
           23.63             11,250              9.8                23.63                5,625              23.63
                     -----------------                                            -----------------
                          2,239,758                                                    114,579             $ 9.85
                     -----------------                                            -----------------
                     -----------------                                            -----------------

     In connection with an acquisition in 1995, the Company issued options to acquire shares of the Company's common stock in exchange for an obligation of the Company incurred in connection with this acquisition. Such options, for 85,354 shares, were exercised upon the closing of the public offering based on the initial public offering price of $14.00 per share.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES

     The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in earnings (losses) of affiliates are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997        1996       1995
                                                                         --------    --------    -------
Domestic..............................................................   $  9,175    $(50,323)   $ 6,955
Foreign...............................................................      9,195       1,674      1,210
                                                                         --------    --------    -------
  Total income (loss) before provision (benefit) for income taxes, minority interests and equity in earnings (losses) of
     affiliates.......................................................   $ 18,370    $(48,649)   $ 8,165
                                                                         --------    --------    -------
                                                                         --------    --------    -------

     The provision (benefit) for income taxes is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                               1997      1996      1995
                                                                              ------    ------    ------
Current tax provision:
  U.S. Federal.............................................................   $  220    $   66    $   87
  State and local..........................................................    1,219       922       320
  Foreign..................................................................    2,197       709       810
                                                                              ------    ------    ------
     Total current.........................................................    3,636     1,697     1,217
                                                                              ------    ------    ------
Deferred tax provision (benefit):
  U.S. Federal.............................................................    2,689     1,740     2,051
  State and local..........................................................      739      (321)      535
  Foreign..................................................................    1,507       154       419
                                                                              ------    ------    ------
     Total deferred........................................................    4,935     1,573     3,005
                                                                              ------    ------    ------
     Total provision.......................................................   $8,571    $3,270    $4,222
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                                       DECEMBER 31,
                                                                                    -------------------

                                                                                      1997       1996
                                                                                    --------    -------
Current deferred tax assets (liabilities):
  Earned commissions.............................................................   $ (5,796)   $(5,266)
  Allowance for doubtful accounts................................................      3,901      2,813
  Work-in-process................................................................     (6,222)    (5,817)
  Accrued expenses and other liabilities.........................................     (2,665)    (1,548)
                                                                                    --------    -------
     Total current deferred tax liability........................................    (10,782)    (9,818)
                                                                                    --------    -------
Noncurrent deferred tax assets (liabilities):
  Property and equipment.........................................................       (980)      (801)
  Intangibles....................................................................       (654)      (453)
  Accrued expenses and other liabilities.........................................     (2,235)        --
  Tax loss carryforwards.........................................................      8,791     10,579
                                                                                    --------    -------
     Total noncurrent deferred tax asset.........................................      4,922      9,325
                                                                                    --------    -------
Net deferred tax liability.......................................................   $ (5,860)   $  (493)
                                                                                    --------    -------
                                                                                    --------    -------

     At December 31, 1997, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $23,300 which expire through 2011. The Company has concluded that, based on expected future

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES--(CONTINUED)

results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be realized.

     The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                             1997       1996       1995
                                                                            ------    --------    ------
Provision (benefit) at Federal statutory rate............................   $6,246    $(16,541)   $2,776
State income taxes, net of Federal income tax effect.....................      752         216       514
Nondeductible expenses...................................................      992         685       419
Nondeductible special charge.............................................       --      18,571        --
Interest imputed on receivable from principal stockholder................       --         216       198
Losses for which no tax benefits are available...........................       --          45       503

Foreign income taxes at other than the Federal statutory rate............      522          26       149
Other....................................................................       59          52      (337)
                                                                            ------    --------    ------
Income tax provision.....................................................   $8,571    $  3,270    $4,222
                                                                            ------    --------    ------
                                                                            ------    --------    ------

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 31, 1997, the cumulative amount of reinvested earnings was approximately $10,000.

NOTE 13--COMMITMENTS AND CONTINGENCIES

(A) LEASES

     The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 1997 are as follows:

                                                                                      CAPITAL    OPERATING
                                                                                      LEASES      LEASES
                                                                                      -------    ---------
1998...............................................................................   $ 3,191     $14,072
1999...............................................................................     2,911      12,602
2000...............................................................................     1,755      10,953
2001...............................................................................       271       8,034
2002...............................................................................         9       6,065
Thereafter.........................................................................        --      18,384
                                                                                      -------    ---------
                                                                                        8,137     $70,110
                                                                                                 ---------
                                                                                                 ---------
Less: Amount representing interest.................................................       892
                                                                                      -------
Present value of minimum lease payments............................................     7,245
Less: Current portion..............................................................     2,658
                                                                                      -------
                                                                                      $ 4,587
                                                                                      -------
                                                                                      -------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Rent and related expenses under operating leases amounted to $11,948, $10,856, and $7,735 for the years ended December 31, 1997, 1996 and 1995, respectively.

(B) CONSULTING, EMPLOYMENT AND NONCOMPETE AGREEMENTS

     The Company has entered into various consulting, employment and noncompete agreements with certain management personnel and former owners of acquired businesses. These agreements are generally two to five years in length, with one for a term of fifteen years and two providing aggregate annual lifetime payments of approximately $135.

     Effective November 15, 1996, the Company entered into an employment agreement with its Principal Stockholder for a term ending on November 14, 2001. The agreement provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. Under the agreement, the Principal Stockholder is entitled to a base salary of $1,500 per year and mandatory bonuses of $375 per quarter. Such bonuses were waived by the Principal Stockholder for 1996 and 1997 and accordingly, no charge for these bonuses was incurred in those years. The agreement also provides that the Company will pay the Principal Stockholder his base salary and mandatory bonuses for the remaining term of the agreement in the event he is terminated for reasons other than cause.

     The above agreements provide for the following aggregate annual payments:

                                                                                   DECEMBER 31,
                                                                                       1997
                                                                                   ------------
1998............................................................................     $  4,879
1999............................................................................        4,349
2000............................................................................        4,263
2001............................................................................        4,002
2002............................................................................          522
Thereafter......................................................................        1,716
                                                                                   ------------
                                                                                     $ 19,731
                                                                                   ------------
                                                                                   ------------

(C) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are a maximum of 2% of payroll of participating employees, amounted to $626, $600 and $584 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Outside of the United States, the Company has employee benefit plans in the countries in which it operates. For 1997, costs for these plans were $1,264.

     In addition, the Company had a defined contribution profit sharing plan covering all eligible employees. Contributions, which are at the discretion of the Board of Directors, were not made in the years ended December 31, 1997, 1996 and 1995. The plan was terminated during 1997.

(D) LITIGATION

     The Company is subject to various claims, suits and complaints arising in the ordinary course of business. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

     On February 19, 1998, a class action complaint was filed against the Company by five former employees. The claims brought by the plaintiffs in the complaint are that the Company (a) misclassified the named plaintiffs

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

and purported class members as exempt from the overtime requirements of California wage and hour law and failed to pay them overtime wages, (b) failed to pay accrued but unused vacation days at the time of termination, and (c) failed to pay accrued but unused personal days at the time of termination. The plaintiffs purport to represent a class of 450 former and current employees who are similarly situated. The Company intends to vigorously defend the claims brought by the plaintiffs and on March 18, 1998 responded to the complaint by filing an answer denying all allegations. Management presently believes that the disposition of these claims will not have a material adverse effect on the Company's financial position, operations or liquidity.

     In June 1997, a settlement of $275, which was paid by the Principal Stockholder under an indemnity agreement with the Company, was made relating to a November 1996 action of a former employee against Old TMP, WCI and the Principal Stockholder. The complaint alleged, among other things, that the defendants breached purported contractual obligations pursuant to which the former employee was entitled to an ownership interest in the Company's recruitment advertising business.

(E) OTHER

     (i) The Company is contingently liable on a note of the Principal Stockholder in the amount of approximately $1,600.


     (ii) The majority stockholder of an unconsolidated equity investee has an agreement which requires the Company to purchase his interest, based on a formula value, upon death. The value of his shares at December 31, 1997 is approximately $5,627 based on the formula.

NOTE 14--RELATED PARTY TRANSACTIONS

     (A) The Company had receivables from certain of its stockholders aggregating $761 and $500 at December 31, 1996 and 1995, respectively. During 1997, the outstanding balances were repaid.

     (B) The Company had net receivables from its Principal Stockholder of $11,413 and $6,530 at December 31, 1996 and 1995, respectively. Prior to January 1, 1997 such amounts were noninterest-bearing. As of January 1, 1997 interest was charged on the unpaid balance at the prime rate. During 1997, the outstanding balances were repaid.

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

     (D) The Company charged management and other fees to affiliates for services provided of approximately $788, $602 and $873 for the years ended December 31, 1997, 1996 and 1995, respectively. Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

     (E) In January 1994, the Company acquired a 50% interest in an agency selling real estate advertising. In connection with this acquisition, the Company agreed to provide the agency with certain office and administrative services which amounted to $321 for the nine months ended September 30, 1997 at which time the arrangement was terminated. Payments of $875 and $725 were made in the years ended December 31, 1996 and 1995, respectively, in exchange for 50% of the agency's profits, as defined in the agreement. The Company also entered into three-year employment and consulting agreements with the two other stockholders of the agency and granted them the right to convert their agency shares into Company shares after an initial public offering. That conversion right, as amended, provided that those two stockholders may convert 25% of the agency's stock into unregistered common stock of the Company with a total value of $1,000 as of the effective date of conversion. The conversion was exercised in February 1997 and 61,848 shares of common stock were issued to these stockholders pursuant to the above agreement. Simultaneously, the Company transferred to such stockholders

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--RELATED PARTY TRANSACTIONS--(CONTINUED)


50% of its interest in the agency, thus retaining a 25% interest and terminated its obligation to provide office and administrative services effective October 1, 1997.

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

     (G) The Company leases three offices from entities in which the Principal Stockholder and other stockholders have between a 49% and 90% ownership interest. Annual rent expense under these leases, which expire on various dates through the year 2013, amounts to approximately $863. In addition, an investee of the Company leases an office, at an annual rental of approximately $119, from a partnership in which the Principal Stockholder holds a 49% interest.

NOTE 15--GEOGRAPHIC AND OTHER DATA

     The Company is engaged in one line of business, the placing of advertising in various media. Its operations are conducted in several geographic regions:
North America, the Pacific Rim (Australia, New Zealand, and Japan) and Europe. The following is a summary of the Company's operations by geographic segment, as of and for the years ended December 31, 1997 and 1996. Geographic segments were not material for 1995.

                                                                 NORTH AMERICA    PACIFIC RIM    EUROPE      TOTAL
                                                                 -------------    -----------    -------    --------
December 31, 1997
  Commissions and fees........................................     $ 165,118        $20,347      $51,952    $237,417
  Income before taxes, minority interests and equity in
     earnings of affiliates...................................        11,215          1,697        5,458      18,370
  Identifiable assets.........................................       381,834         22,469       90,903     495,206
December 31, 1996
  Commissions and fees........................................     $ 144,853        $11,757      $ 6,021    $162,631
  Income (loss) before taxes, minority interests
     and equity in earnings of affiliates.....................       (49,159)*         (381)         891     (48,649)*
  Identifiable assets.........................................       266,336         39,244       26,173     331,753

------------------
* Includes noncash, non-recurring special compensation and interest expense of $52,019 and $2,603, respectively.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporiting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--GEOGRAPHIC AND OTHER DATA--(CONTINUED)

disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes amounted to the following:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
     Interest....................................................................   $12,966    $11,389    $10,601
     Income taxes................................................................     1,860        936        589

In conjunction with business acquisitions, the Company used cash as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                     1997       1996       1995
                                                                                   --------    -------    -------

     Fair value of assets acquired, excluding cash..............................   $125,567    $52,731    $37,260
     Less: Liabilities assumed and created upon acquisition.....................     62,168     28,976     25,936
                                                                                   --------    -------    -------
     Net cash paid..............................................................   $ 63,399    $23,755    $11,324
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------
Capital lease obligations incurred..............................................   $  5,781    $ 4,873    $   766
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors

     The information set forth under the caption 'Proposal No. 1--Election of Directors' in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

  Executive Officers

     See 'Part I--Executive Officers of the Company.'

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption 'Executive Compensation' in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption 'Principal Stockholders' in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions 'Compensation Committee Interlocks and Insider Participation' and 'Certain Transactions' in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

  3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.4, 10.5, 10.6, 10.25, 10.26 and 10.27 are management contracts, compensatory plans or arrangements):

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.1     --   Agreement relating to the Entire Issued Share Capital of Austin Knight Limited, dated July 1997, between AK Warranty and Indemnity Limited and TMP Worldwide Inc.*

  3.1     --   Certificate of Incorporation.**

  3.2     --   Bylaws.**

  4.1     --   Form of Common Stock Certificate.**

 10.1     --   Form of Employee Confidentiality and Non-Solicitation Agreement.**

 10.2     --   Form of Indemnification Agreement.**

 10.3     --   1996 Stock Option Plan.**

 10.4     --   Form of Stock Option Agreement under 1996 Stock Option Plan.**

 10.5     --   1996 Stock Option Plan for Non-Employee Directors.**


 10.6     --   Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**

 10.7     --   Lease, dated as of October 31, 1978, between Telephone Marketing Programs Inc. and PDC Realty Inc. as
               agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20,
               1991.**

 10.8     --   Share Sale and Purchase Agreement, dated July 2, 1996, relating to the entire issued share capital of
               Neville Jeffress Australia Pty Limited, between Neville Jeffress Holding Pty Limited, Petzow Holdings
               Pty Ltd., TMP Australia Pty Limited and Neville Jeffress Australia Pty Ltd.**

 10.9     --   Asset Purchase Agreement, dated as of January 3, 1995, by and among Rogers Acquisition Corp., Rogers
               & Associates Advertising, Inc., Curtis Rogers, Steven Schmidt and Ronni Rogers.**


 10.10    --   Amended and Restated Accounts Receivable Management and Security Agreement, dated as of June 27,
               1996, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by Amendment No. 1 to
               Amended and Restated Accounts Receivable Management and Security Agreement, dated as of August 29,
               1996.**

 10.11    --   Agreement and Plan of Merger of TMP Worldwide Inc., Worldwide Classified Inc., McKelvey Enterprises,
               Inc. and Telephone Marketing Programs Incorporated.**

 10.12    --   Stock Purchase Agreement, dated May 26, 1977, among Telephone Marketing Programs, Inc., Andrew J.
               McKelvey, Timothy P. Hanley and Bard Publishing Company, as amended on June 15, 1977.**

 10.13    --   Agreement, dated as of January 3, 1995, among Andrew J. McKelvey, Aeronautic Media, Inc. and McKelvey
               Enterprises, Inc. relating to a yacht.**

 10.14    --   Stock Purchase Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Volando, Inc.**

 10.15    --   Contribution Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of EPI Aviation, Inc.**

 10.16    --   Lease Agreement, dated as of June 1, 1996, by and between TPH and AJM, a partnership, and Telephone
               Directory Advertising, Inc.**

 10.17    --   Contribution Agreement, dated as of July 16, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc. relating to the common stock of General Directory Advertising Services, Inc.**

 10.18    --   Stock Purchase Agreement, dated as of August 15, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of National Media Holding Company, Inc.**

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.19    --   Stock Purchase Agreement, dated as of September 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Telephone Directory Advertising, Inc.**

 10.20    --   Stock Purchase Agreement, dated as of September 4, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of S.M.E.T. Servizio Marketing Elenchi Telefonici
               s.r.l.**

 10.21    --   Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by
               Amendment 1 to Agreement, dated as of September 5, 1996.**

 10.22    --   Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**

 10.23    --   Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide
               Inc., as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**

 10.24    --   Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs,
               Inc.**

 10.25    --   Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive
               Inc. and Jeffrey C. Taylor.**

 10.26    --   Employment Agreement, dated November 18, 1996, between TMP Worldwide Inc. and James J. Treacy.**


 10.27    --   Employment Agreement, dated November 15, 1996, between TMP Worldwide Inc. and Andrew J. McKelvey.**

 10.28    --   Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31, 1995.**

 10.29    --   Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.**

 10.30    --   Amendment No. 3 to Amended and Restated Accounts Receivable Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.*

 10.32    --   Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and
               TMP Worldwide Ltd.*

 10.33    --   Second Amended and Restated Accounts Receivable Management and Security Agreement, dated as of
               November 14, 1997, between BNY Financial Corporation and TMP Worldwide Inc.

 21       --   Subsidiaries of the Company.*

 23.1     --   Consent of BDO Seidman, LLP.

 27.1     --   Financial Data Schedule--Year ended December 31, 1997

 27.2     --   Restated Financial Data Schedule--Nine months ended September 30, 1997

 27.3     --   Restated Financial Data Schedule--Six months ended June 30, 1997

 27.4     --   Restated Financial Data Schedule--Three months ended March 31, 1997

 27.5     --   Restated Financial Data Schedule--Year ended December 31, 1996

 27.6     --   Restated Financial Data Schedule--Nine months ended September 30, 1996

 27.7     --   Restated Financial Data Schedule--Six months ended June 30, 1996

 27.8     --   Restated Financial Data Schedule--Three months ended March 31, 1996

 27.9     --   Restated Financial Data Schedule--Year ended December 31, 1995

     (b) Reports on Form 8-K.

          (i) A Form 8-K, dated October 21, 1997, was filed with respect to the issuance of 16,460 shares of Common Stock to Lorraine Jones in connection with an acquisition. The shares were issued pursuant to Regulation S.

          (ii) A Form 8-K, dated November 8, 1997, was filed with respect to the issuance of 36,087 shares, 27,814 shares and 5,632 shares of Common Stock to Eric Petco, Antoine Farisano and Carole Lonhienne, respectively, in connection with an acquisition. The shares were issued pursuant to Regulation S.


     (c) Exhibits.

          See (3)(a)above.
------------------

 * Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).

** Incorporated by reference to Exhibits to the Registration Statement on Form
   S-1 (Registration No. 333-12471).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

The audits referred to in our report dated March 20, 1998 relating to the consolidated financial statements of TMP Worldwide Inc. and subsidiaries, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

New York, New York
March 30, 1998

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 COLUMN C--
                                                 COLUMN B        ADDITIONS
                                                 --------   --------------------               COLUMN E
                                                 BALANCE    CHARGED                            --------
                                                    AT         TO       CHARGED                BALANCE
                   COLUMN A                      BEGINNING   COSTS        TO        COLUMN D      AT
-----------------------------------------------     OF        AND        OTHER      --------    END OF
                 DESCRIPTIONS                     PERIOD    EXPENSES   ACCOUNTS     DEDUCTIONS  PERIOD
-----------------------------------------------  --------   --------   ---------    --------   --------

Year ended December 31, 1995

  Allowance for doubtful accounts..............   $2,018     $2,850          --      $1,003     $3,865

Year ended December 31, 1996
  Allowance for doubtful accounts..............   $3,865     $3,131     $ 2,111(1)   $2,075     $7,032

Year ended December 31, 1997
  Allowance for doubtful accounts..............   $7,032     $3,580     $ 1,931(1)   $2,794     $9,749

------------------
(1) Initial reserves of acquired companies.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TMP WORLDWIDE INC.

                                          By: ______/s/ Andrew J. McKelvey______
                                                     Andrew J. McKelvey
                                            Chairman of the Board and President

March 25, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   ---------------

         /s/ Andrew J. McKelvey             Chairman of the Board, President and Director      March 25, 1998
------------------------------------------  (principal executive officer)
            Andrew J. McKelvey

         /s/ Thomas G. Collison             Vice Chairman (principal financial officer)        March 25, 1998
------------------------------------------
            Thomas G. Collison

            /s/ Roxane Previty              Chief Financial Officer (principal                 March 25, 1998
------------------------------------------  accounting officer)
              Roxane Previty

           /s/ George R. Eisele             Director                                           March 25, 1998
------------------------------------------
             George R. Eisele


           /s/ John R. Gaulding             Director
------------------------------------------
             John R. Gaulding

           /s/ Michael Kaufman              Director
------------------------------------------
             Michael Kaufman

              /s/ John Swann                Director
------------------------------------------
                John Swann

                                EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.1     --   Agreement relating to the Entire Issued Share Capital of Austin Knight Limited, dated July 1997, between AK Warranty and Indemnity Limited and TMP Worldwide Inc.*

  3.1     --   Certificate of Incorporation.**

  3.2     --   Bylaws.**

  4.1     --   Form of Common Stock Certificate.**

 10.1     --   Form of Employee Confidentiality and Non-Solicitation Agreement.**

 10.2     --   Form of Indemnification Agreement.**

 10.3     --   1996 Stock Option Plan.**

 10.4     --   Form of Stock Option Agreement under 1996 Stock Option Plan.**

 10.5     --   1996 Stock Option Plan for Non-Employee Directors.**

 10.6     --   Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**

 10.7     --   Lease, dated as of October 31, 1978, between Telephone Marketing Programs Inc. and PDC Realty Inc. as
               agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20,
               1991.**

 10.8     --   Share Sale and Purchase Agreement, dated July 2, 1996, relating to the entire issued share capital of
               Neville Jeffress Australia Pty Limited, between Neville Jeffress Holding Pty Limited, Petzow Holdings
               Pty Ltd., TMP Australia Pty Limited and Neville Jeffress Australia Pty Ltd.**

 10.9     --   Asset Purchase Agreement, dated as of January 3, 1995, by and among Rogers Acquisition Corp., Rogers
               & Associates Advertising, Inc., Curtis Rogers, Steven Schmidt and Ronni Rogers.**

 10.10    --   Amended and Restated Accounts Receivable Management and Security Agreement, dated as of June 27,
               1996, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by Amendment No. 1 to
               Amended and Restated Accounts Receivable Management and Security Agreement, dated as of August 29,
               1996.**

 10.11    --   Agreement and Plan of Merger of TMP Worldwide Inc., Worldwide Classified Inc., McKelvey Enterprises,
               Inc. and Telephone Marketing Programs Incorporated.**

 10.12    --   Stock Purchase Agreement, dated May 26, 1977, among Telephone Marketing Programs, Inc., Andrew J.
               McKelvey, Timothy P. Hanley and Bard Publishing Company, as amended on June 15, 1977.**

 10.13    --   Agreement, dated as of January 3, 1995, among Andrew J. McKelvey, Aeronautic Media, Inc. and McKelvey
               Enterprises, Inc. relating to a yacht.**

 10.14    --   Stock Purchase Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Volando, Inc.**

 10.15    --   Contribution Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of EPI Aviation, Inc.**

 10.16    --   Lease Agreement, dated as of June 1, 1996, by and between TPH and AJM, a partnership, and Telephone
               Directory Advertising, Inc.**

 10.17    --   Contribution Agreement, dated as of July 16, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc. relating to the common stock of General Directory Advertising Services, Inc.**

 10.18    --   Stock Purchase Agreement, dated as of August 15, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of National Media Holding Company, Inc.**

                                EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.19    --   Stock Purchase Agreement, dated as of September 1, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of Telephone Directory Advertising, Inc.**

 10.20    --   Stock Purchase Agreement, dated as of September 4, 1996, between Andrew J. McKelvey and McKelvey
               Enterprises, Inc., relating to the common stock of S.M.E.T. Servizio Marketing Elenchi Telefonici
               s.r.l.**

 10.21    --   Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by
               Amendment 1 to Agreement, dated as of September 5, 1996.**

 10.22    --   Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**

 10.23    --   Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide
               Inc., as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**

 10.24    --   Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs,
               Inc.**

 10.25    --   Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive
               Inc. and Jeffrey C. Taylor.**

 10.26    --   Employment Agreement, dated November 18, 1996, between TMP Worldwide Inc. and James J. Treacy.**

 10.27    --   Employment Agreement, dated November 15, 1996, between TMP Worldwide Inc. and Andrew J. McKelvey.**

 10.28    --   Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31, 1995.**


 10.29    --   Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.**

 10.30    --   Amendment No. 3 to Amended and Restated Accounts Receivable Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.*

 10.32    --   Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and
               TMP Worldwide Ltd.*

 10.33    --   Second Amended and Restated Accounts Receivable Management and Security Agreement, dated as of
               November 14, 1997, between BNY Financial Corporation and TMP Worldwide Inc.

 21       --   Subsidiaries of the Company.*

 23.1     --   Consent of BDO Seidman, LLP.

 27.1     --   Financial Data Schedule--Year ended December 31, 1997

 27.2     --   Restated Financial Data Schedule--Nine months ended September 30, 1997

 27.3     --   Restated Financial Data Schedule--Six months ended June 30, 1997

 27.4     --   Restated Financial Data Schedule--Three months ended March 31, 1997

 27.5     --   Restated Financial Data Schedule--Year ended December 31, 1996

 27.6     --   Restated Financial Data Schedule--Nine months ended September 30, 1996

 27.7     --   Restated Financial Data Schedule--Six months ended June 30, 1996

 27.8     --   Restated Financial Data Schedule--Three months ended March 31, 1996

 27.9     --   Restated Financial Data Schedule--Year ended December 31, 1995

     (b) Reports on Form 8-K.

          (i) A Form 8-K, dated October 21, 1997, was filed with respect to the issuance of 16,460 shares of Common Stock to Lorraine Jones in connection with an acquisition. The shares were issued pursuant to Regulation S.

          (ii) A Form 8-K, dated November 8, 1997, was filed with respect to the issuance of 36,087 shares, 27,814 shares and 5,632 shares of Common Stock to Eric Petco, Antoine Farisano and Carole Lonhienne, respectively, in connection with an acquisition. The shares were issued pursuant to Regulation S.

     (c) Exhibits.

          See (3)(a)above.
------------------

 * Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).

** Incorporated by reference to Exhibits to the Registration Statement on Form
   S-1 (Registration No. 333-12471).