Form 10-Q
period 1998-03-31
TMP WORLDWIDE INC
filed 1998-05-14
CIK 1020416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

               |X|  Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1998

               |_|  Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    for the transition period from _______ to _______.

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

                                (212) 977-4200
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                   ---      ---

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                            Outstanding on May  8, 1998
               -----                            ---------------------------
           Common Stock.............................  24,597,575
           Class B Common Stock.....................   2,381,000

==============================================================================

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                     INDEX

                                                                                      Page No.

PART I            FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets--

                  March 31, 1998 and December 31, 1997..............................       2

           Consolidated Condensed Statements of Income--

                  Three Months Ended March 31, 1998 and 1997........................       3

                  Consolidated Condensed Statement of Stockholders' Equity--

                  Three Months Ended March 31, 1998.................................       4

           Consolidated Condensed Statements of Cash Flows--

                  Three Months Ended March 31, 1998 and 1997........................       5

                  Notes to Consolidated Condensed Financial Statements..............     6-8

Item 2.    Management's Discussion and Analysis of Financial Condition

                  and Results of Operations.........................................    9-12

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..................................      13

                  Signatures........................................................      14

                                           PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

                                        TMP WORLDWIDE INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                (in thousands, except share and per share amounts)


                                                                                    March 31,       December 31,
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                   (unaudited)

Assets

Current assets:

   Cash and cash equivalents....................................................   $    8,136      $     5,937
    Accounts receivable, net....................................................      256,040          255,527
    Work-in-process.............................................................       18,422           15,554
    Prepaid and other...........................................................        8,306           11,345
                                                                                   ----------       ----------
Total current assets............................................................      290,904          288,363
Property and equipment, net.....................................................       39,361           37,760
Deferred income taxes...........................................................        5,774            4,922
Intangibles, net................................................................      160,143          159,465
Other assets....................................................................        6,010            4,696
                                                                                   ----------       ----------
                                                                                     $502,192         $495,206
                                                                                   ==========       ==========

Liabilities and Stockholders' Equity

Current liabilities

     Accounts payable...........................................................     $207,968         $203,172
     Accrued expenses and other liabilities.....................................       30,273           35,300
     Accrued restructuring costs................................................       15,744           16,801
     Deferred revenue...........................................................       11,704            7,992
     Deferred income taxes......................................................       12,068           10,782
     Current portion of long term debt..........................................        7,228            8,449
                                                                                   ----------       ----------
Total current liabilities.......................................................      284,985          282,496
Long term debt, less current portion............................................      117,202          115,852
                                                                                   ----------       ----------
Total liabilities...............................................................      402,187          398,348
                                                                                   ----------       ----------
Stockholders' equity:
     Preferred stock, $.001 par value, authorized 1,000,000 shares;
         issued and outstanding - none    ......................................              ---        ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--12,553,933, and 12,495,626
         shares respectively....................................................           12               12
     Class B common stock, $.001 par value, authorized 39,000,000 shares
         issued and outstanding--13,587,541....................................            14               14
     Additional paid-in capital.................................................      164,817          163,753
     Accumulated other comprehensive income (loss)..............................         (787)            (510)
     Deficit....................................................................      (64,051)         (66,411)
                                                                                   ----------       ----------
Total stockholders' equity......................................................      100,005           96,858

                                                                                   ----------       ----------

                                                                                     $502,192         $495,206
                                                                                   ==========       ==========

                      See accompanying notes to consolidated condensed financial statements.

                                        TMP WORLDWIDE INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     (in thousands, except per share amounts)

                                                    (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                      1998              1997
                                                                                      ----              ----

Commissions and fees.....................................................             $72,997          $45,983
                                                                                   ----------       ----------
Operating expenses:
   Salaries and related costs............................................              37,186           23,339
   Office and general expenses...........................................              26,958           16,319
   Amortization of intangibles...........................................               2,088            1,330
                                                                                   ----------       ----------
          Total .........................................................              66,232           40,988
                                                                                   ----------       ----------
Operating income.........................................................               6,765            4,995
                                                                                   ----------       ----------

Other income (expense):
   Interest (expense) net................................................              (2,404)          (1,797)
   Other, net............................................................                 (28)              (6)
                                                                                   ----------       ----------
       Total other income (expense), net.................................              (2,432)          (1,803)
                                                                                   ----------       ----------

Income before provision for income taxes, minority interests and
       equity in earnings (losses) of affiliates.........................               4,333            3,192
Provision for income taxes...............................................               1,886            1,508
                                                                                   ----------       ----------
Income before minority interests and equity earnings (losses) of affiliates             2,447            1,684

Minority interests.......................................................                ----              184
Equity in earnings (losses) of affiliates................................                 (87)              10

                                                                                   ----------       ----------

Net income...............................................................               2,360            1,510
Preferred stock dividend and redemption premium..........................                ----             (123)
                                                                                   ----------       ----------
Net income applicable to common and
       Class B common stockholders.......................................          $    2,360       $    1,387
                                                                                   ==========       ==========
Net income per common and Class B common share:
       Basic.............................................................             $   .09       $      .06
       Diluted...........................................................             $   .09       $      .06
Weighted average shares outstanding:
        Basic............................................................              26,106           23,467
Diluted..................................................................              27,128           23,789
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

                                                         Class B
                               Common Stock,          Common Stock,                  Foreign
                              $.001 par value        $.001 par value     Additional  Currency                     Total
                              ---------------        ---------------      Paid-in   Translation                Stockholders'
                              Shares     Amount     Shares      Amount    Capital   Adjustment    Deficit        Equity
                              ------     ------     ------      ------    -------   ----------    -------        ------

Balance, December 31, 1997  12,495,626    $12      13,587,541    $14      $163,753      $(510)      $(66,411)      $96,858
Issuance of common stock in
  connection with  the
  exercise of options...        22,609    ----       ----        ----          172         ----         ----           172
Issuance of common stock in
  connection with acquisitions   8,425    ----       ----        ----          251         ----         ----           251
Issuance of common  stock
  for Company match to  401K
  plan..................        27,273    ----       ----        ----          641         ----         ----           641
Foreign currency translation
  adjustment....                  ----    ----           ----    ----         ----         (277)         ----          (277)
Net Income............            ----    ----           ----    ----         ----         ----         2,360         2,360
                             ---------    ----    -----------    ----    ---------     --------     ---------         -----
Balance, March 31, 1998     12,553,933    $12      13,587,541    $14      $164,817        $(787)     $(64,051)     $100,005
                            ==========    ===      ==========    ===      ========     ========     =========      ========



                      See accompanying notes to consolidated condensed financial statements.


                                        TMP WORLDWIDE INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  (in thousands)
                                                    (unaudited)
                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                      1998                1997
                                                                                      ----                ----
Cash flows from operating activities:
    Net income..................................................................       $2,360           $1,510
                                                                                       ------          -------
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        2,668            1,557
       Amortization of intangibles..............................................        2,088            1,330
       Provision for doubtful accounts..........................................          910              509
       Minority interests.......................................................         ----              184
       Provision for deferred income taxes......................................          676              896
       Other....................................................................          (28)              (6)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................         (514)          (6,080)
        Increase in work-in-process.............................................       (2,868)          (2,257)
        Decrease (increase) in prepaid and other................................        3,039             (513)
        Increase in other assets................................................       (1,315)            (424)
        Decrease in accounts payable and accrued liabilities....................       (1,288)         (12,294)
                                                                                      --------       ----------
          Total adjustments.....................................................        3,368          (17,098)
                                                                                      -------        ----------
          Net cash provided by (used in) operating activities...................        5,728          (15,588)
                                                                                      -------        ----------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................         ----             (656)
       Repayments from Principal Stockholder....................................         ----              695
       Capital expenditures.....................................................       (3,563)          (1,500)
       Payments for purchases of businesses, net of cash acquired...............       (1,283)          (8,229)
       Advances to and investments in affiliates................................         ----              (71)
                                                                                     --------         --------
         Net cash used in investing activities..................................       (4,846)          (9,761)
                                                                                     --------         --------


Cash flows from financing activities:

       Payments on capitalized leases...........................................         (634)            (318)
       Borrowings under lines of credit and proceeds from issuance of debt......      230,849          177,859
       Repayments under lines of credit and principal payments on debt..........     (228,898)        (146,613)
       Distribution to minority interest........................................         ----              (25)
       Redemption of minority interest (including premium) .....................         ----           (3,133)
       Redemption of preferred stock (including premium)........................         ----           (2,105)
       Dividends on preferred stock.............................................         ----              (18)
                                                                                    ---------         --------
         Net cash provided by financing activities.............................         1,317           25,647
                                                                                    ---------         --------

Net increase in cash and cash equivalents.......................................        2,199              298
Cash and cash equivalents, beginning of period..................................        5,937              898
                                                                                    ---------         --------
Cash and cash equivalents, end of period........................................     $  8,136         $  1,196
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

NOTE 1-BASIS OF PRESENTATION

    The consolidated condensed interim financial statements include the accounts of TMP Worldwide Inc. and all of its wholly-owned and majority-owned subsidiaries (collectively, the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company follows the same accounting policies in preparation of interim reports.

    Results of operations for the interim periods are not indicative of annual results.

    Basic earnings per share assumes no dilution, and is computed by dividing income available to common and Class B common shareholders by the weighted average number of common and Class B common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effects of common shares issuable upon exercise of stock options and warrants, and contingent shares.

     A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                                     Historical

       March 31, 1998
           Basic........................................................ 26,106
           Effect of assumed conversion of stock options................  1,022
                                                                          -----
           Diluted...................................................... 27,128
                                                                         ======

       March 31, 1997
           Basic........................................................ 23,467
           Effect of assumed conversion of stock options................    322
                                                                            ---
           Diluted...................................................... 27,128
                                                                         ======

NOTE 2-BUSINESS ACQUISITIONS

In the three month period ended March 31, 1998, the Company completed one acquisition, a human resources consulting firm that will expand the traditional advertising services offered to the Company's recruitment advertising clients. The purchase price paid for this acquisition was approximately $500. In addition, pursuant to an agreement to purchase a German recruitment advertising company, which closed in May 1998, the Company paid $1,022 into an escrow account for the seller.

On May 6, 1998, the Company acquired Johnson, Smith, and Knisely Inc. ("JSK"), a U.S. based executive search firm, in a stock for stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement 771,353 shares of Common Stock, valued at approximately $20,000, were exchanged for all of the outstanding shares of JSK. In addition, in the second quarter of 1998, the Company anticipates recording a nonrecurring charge of approximately $5,000 to $6,000 related to the transaction. Such charge includes amounts related to an aggregate of approximately 170,000 shares and options granted to key employees, provided that each remains an employee of the Company for at least one year from the acquisition date. JSK is the 12th largest executive search firm in the United States and had revenues of approximately $20,000 for the year ended December 31, 1997. Because the effect of this pooling transaction is not material, financial statements will not be

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 - (Continued) (in thousands, except share and
                              per share amounts)
                                  (unaudited)

NOTE 2-BUSINESS ACQUISITIONS  (Continued)

restated to give retroactive effect and the results of JSK will be included in the consolidated financial statements from April 1, 1998, the beginning of the quarter in which the acquisition occurred. Prior to this transaction, the Principal Stockholder converted 11,206,541 shares of his Class B Common Stock to 11,206,541 shares of Common Stock, thereby changing the majority voting power from Class B Common Stock to Common Stock.

NOTE 3-COMPREHENSIVE NET INCOME

The Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim purposes, SFAS 130 requires disclosure of total comprehensive income.

Total comprehensive income is as follows:

                                                               For  the  Three  Months  Ended March 31,
                                                               ----------------------------------------
                                                                    1998                       1997
                                                                    ----                       ----

               Net income.......................................  $2,360                      $1,387
               Foreign currency translation adjustments.........    (277)                       (890)
                                                                  ------                       -----
               Comprehensive income.............................  $2,083                      $  497
                                                                  ======                       =====



NOTE 4-LITIGATION

    On February 19, 1998, a class action complaint was filed against the Company by five former employees. The plaintiffs claim that the Company (a) misclassified the named plaintiffs and purported class members as exempt from the overtime requirements of California wage and hour law and failed to pay them overtime wages, (b) failed to pay accrued but unused vacation days at the time of termination, and (c) failed to pay accrued but unused personal days at the time of termination. The plaintiffs purport to represent a class of 450 former and current employees who are similarly situated. The Company intends to vigorously defend the claims brought by the plaintiffs. Management presently believes that the disposition of these claims will not have a material adverse effect on the Company's financial position, operations or liquidity.

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

Overview

         TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications and technology company that provides comprehensive, individually tailored advertising services, including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products. The Company is one of the world's largest recruitment advertising agencies, the world's largest yellow page advertising agency and a leader in the use of the Internet for recruiting.

         The Company offers advertising programs to more than 17,000 clients, including more than 70 of the Fortune 100 and more than 285 of the Fortune 500 companies. A substantial part of the Company's growth in recruitment advertising and prior to 1995 in yellow page advertising has been achieved through acquisitions. Given the significant number of acquisitions, the results of operations from period to period may not necessarily be comparable.

         Gross billings refer to billings for advertisements placed in telephone directories, newspapers, Internet and other media and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. For recruitment and yellow page advertising, the Company earns commissions based on a percentage of the media advertising purchased, at a rate established by the related publisher, and associated fees for related services. Publishers typically bill the Company for the advertising purchased by the Company's clients and the Company in turn bills its clients. In addition, the Company earns fees for the placement of advertisements on the Internet, primarily its career Web sites.

         For recruitment advertising placed in the U.S., publisher commissions average 15% of recruitment gross billings. Outside of the U.S., where, collectively, the Company derives approximately 52% of its recruiting commissions and fees, based on consolidated results for the quarter ended March 31, 1998, the Company's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. The Company also earns fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billing. The Company designs and executes yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In addition to base commissions certain yellow page publishers pay increased commissions for targeted increases in volume placed by advertising agencies. The Company typically recognizes this additional commission, if any, in the fourth quarter when it is certain that the additional commission has been earned. The Company offers its clients Internet based products to complement its client's recruitment advertising needs and has several career Web sites including The Monster Board, Online Career Center, Be the Boss and MedSearch. Each of these Web sites consists of a database of employment opportunities, resumes and a variety of other value added features. Collectively, as of March 31, 1998 TMP's career Web sites contained approximately 182,000 paid job postings from 34,000 clients and 474,000 resumes. TMP believes that it offers the most current career opportunities on the Web,

                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview  (Continued)


with the majority of its listings less than 60 days old. In addition, for March 1998, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board(R) and Online Career Center(sm)), was
3.7 million visits compared with 1.2 million visits for March 1997, and the March 1998 ratings from Media Metrix, THE PC METER Company, reported that The Monster Board(R) was the number one online career Web site, with 26% more unique visitors than the next leading career Web site.

         In the three month period ended March 31, 1998, the Company completed one acquisition, a human resources consulting firm that will expand the traditional advertising services offered to the Company's recruitment advertising clients. The purchase prices paid for this acquisition was approximately $500,000 compared with three acquisitions, also all in the recruitment advertising business, for the same period in 1997 for an aggregate purchase price of $9.1 million. During the period April 1, 1998 through May 7, 1998, the Company completed an additional three acquisitions, of which two are European recruitment advertising agencies and one is an executive search firm, Johnson, Smith & Knisely, Inc. ("JSK"). JSK is the 12th largest executive search firm in the United States according to Kennedy Publications, an official ranking service for the search industry. Collectively, the four acquisitions completed through May 7, 1998 had 1997 revenues of approximately $22 million. The aggregate purchase for these acquisitions, including the fair market value of shares of TMP common stock issued, was approximately $28.3 million.

                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview  (Continued)

Results of Operations

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                     (dollars in thousands)
Gross Billings:

  Recruitment advertising...................                                         $200,085         $111,436
  Yellow page advertising...................                                          105,518           98,811
  Internet(1)...............................                                            8,536            3,906
                                                                                    ---------       ----------
Total ......................................                                         $314,139         $214,153
                                                                                    =========       ==========


Commissions and Fees:

  Recruitment advertising...................                                          $43,726         $ 22,500
  Yellow page advertising...................                                           21,569           19,714
  Internet(1)...............................                                            7,702            3,769
                                                                                    ---------       ----------
Total ......................................                                          $72,997         $ 45,983
                                                                                    =========       ==========

Commissions and Fees as a Percentage of Gross Billings:

 Recruitment advertising....................                                            21.9%            20.2%
 Yellow page advertising....................                                            20.4%            20.0%
 Internet(1)................................                                            90.2%            96.5%
Total  .....................................                                            23.2%            21.5%

EBITDA(2)...................................                                          $11,406           $7,702
Cash provided by (used in) operating activities                                        $5,728         $(15,588)
Cash used in investing activities...........                                          $(5,546)         $(9,761)
Cash provided by financing activities.......                                           $2,017          $25,647

---------------
(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, primarily on the Company's own Web sites.
(2) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows:

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                     ( in thousands)

Net income..................................                                        $   2,360         $  1,510
Interest expense, net.......................                                            2,404            1,797
Income tax expense..........................                                            1,886            1,508
Depreciation and amortization...............                                            4,756            2,887
                                                                                      -------          -------
EBITDA......................................                                          $11,406          $  7,702
                                                                                      =======          ========


                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Three months ended March 31, 1998 compared to the three months ended March 31, 1997

         Gross billings for the three months ended March 31, 1998 were $314.1 million, a net increase of $100.0 million or 46.7% from $214.1 million for the three months ended March 31, 1997. Commissions and fees for the three months ended March 31, 1998 were $73.0 million, an increase of $27.0 million or 58.7% from $46.0 million in the comparable three months of 1997. Recruitment commissions and fees were $43.7 million for the three months ended March 31, 1998 compared with $22.5 million for the three months ended March 31, 1997, an increase of $21.2 million or 94.3%. This increase was primarily due to acquisitions and approximately $3.5 million was due to increases in client spending and net new client wins. Yellow page commissions and fees were $21.6 million for the three months ended March 31, 1998, an increase of $1.9 million or 9.4% from $19.7 million in the comparable three months of 1997. Approximately $1.1 million of the growth in yellow page advertising was due to increases in client spending and net new client wins; the balance, approximately $700,000, was due to acquisitions. Internet commissions and fees increased 104.3% to $7.7 million for the three months ended March 31, 1998 from $3.8 million for the three months ended March 31, 1997. The increase in Internet revenue and visits from the March 1997 periods to the March 1998 period, reflects (i) an increasing acceptance of the Company's Internet services and products from existing clients, new clients and Internet users,
(ii) price increases on certain products, and (iii) the benefits of strategic alliances with other Internet service and content providers. As of May 7, 1998 The Monster Board(R) and Online Career Center(sm) together had more than 40 such alliances.

          Operating expenses for the three months ended March 31, 1998 were $66.2 million, compared with $41.0 million for the same period in 1997. The increase of $25.2 million or 61.6% is primarily due to acquisitions, and includes an $800,000 increase for amortization of intangible assets related to acquisitions. Salaries and related costs for the three months ended March 31, 1998 were $37.2 million or 50.9% of commissions and fees, compared with $23.3 million or 50.8 % of commissions and fees for the same period in 1997. The increase of $13.9 million or 59.3% is primarily due to acquisitions. Office and general expenses for the three months ended March 31, 1998 were $27.0 million or 36.9% of commissions and fees, compared with $16.3 million or 35.5 % of commissions and fees for the same period in 1997. The increase of $10.7 million or 65.2% is primarily due to acquisitions. Additionally, the increase as a percentage of commissions and fees was effected by expenditures for client services to support the increased revenue base and Internet marketing efforts for The Monster Board(R) and Online Career Center(sm).


         As a result of the above, operating income for the three months ended March 31, 1998 increased $1.8 million or 35.4% to $6.8 million from $5.0 million for the comparable period last year.

         Net interest expense for the three months ended March 31,1998 was $2.4 million, an increase of $600,000 or 33.8%, from $1.8 million for the comparable 1997 period. This increase reflects additional borrowings for acquisitions and equipment financing.

         Taxes on income for the three months ended March 31, 1998 were $1.9 million on a $4.3 million pretax profit compared with a tax expense of $1.5 million on a $3.2 million pretax profit for the same period last year. The effective tax rate for the three month period ended March 31, 1998 was 43.5%, down from the 47.2% effective rate for the comparable period in 1997. The 1998 rate is lower because he Company realized the majority of its profits in the 1998 period in countries which had comparatively lower statutory rates than the countries where the Company realized the majority of its profits for the 1997 period. In addition, when the Company's operating profits increase, the impact of non-deductible expenses on the effective tax rate is reduced.

         The Company had no minority interests in consolidated earnings for the three months ended March 31, 1998 compared with $184,000 for the three months ended March 31, 1997. In addition, there was no preferred dividend payment for the three months ended March 31, 1998 compared with $123,000 for the three months ended March 31, 1997. Both improvements reflect redemptions in January 1997 by the Company of the underlying preferred stock. However, equity in earnings (losses) of unconsolidated subsidiaries was a loss of $87,000 for the three months ended March 31, 1998 compared with income of $10,000 for the comparable period in 1997. The decline of $97,000 reflects losses associated with the real estate advertising company in which the Company holds a minority interest.

                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

        The diluted weighted average shares for the period ended March 31, 1998 was 27.1 million, an increase of 3.3 million from the 23.8 million for the comparable period last year. This increase reflects the shares issued in a secondary public offering during September 1997, the effect of employee stock option grants and the exercise of certain of such grants, shares issued in connection with acquisitions and shares issued for matching contributions to the 401(k) plan.

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended March 31, 1998 increased $1.0 million to $2.4 million from $1.4 million for the three months ended March 31, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended March 31, 1998 was $.09, an increase of $.03 or 50% from $.06 for the comparable 1997 period.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended March 31, 1998 was $5.7 million compared with a use of $15.6 million for the three months ended March 31, 1997. This improvement of $21.3 million was primarily due to (i) a $1.3 million decrease in accounts payable and accrued liabilities compared with a $12.3 million decline for the three months ended March 31, 1997, as funds received from the initial public offering in December 1996 were used to pay yellow page vendors in the first quarter of 1997 in order to eliminate high rate interest on past due balances (ii) a $500,000 increase in accounts receivable for the three months ended March 31, 1998 compared with a $6.1 million increase for the three months ended March 31, 1997 and (iii) for the period ended March 31, 1998, funds provided by the increases in net income and non-cash charges to earnings exceeded the amounts for the same 1997 period by $2.7 million. In addition, EBITDA was $11.4 million for the three months ended March 31, 1998 an increase of $3.7 million or 48.1% from $7.7 million for the three months ended March 31, 1997. The increase in EBITDA resulted from a higher operating profit and higher depreciation and amortization in 1998.

         The Company's investing activities for the three months ended March 31, 1998 used cash of $4.8 million compared with $9.8 million for the three months ended March 31, 1997. The $5.0 million decrease reflects a $6.9 million decline in payments for purchases of businesses, net of cash acquired, partially offset by a $2.1 million increase in capital expenditures over the same period in 1997.

          The Company's financing activities for the three month period ended March 31, 1998 provided net cash of $1.3 million, compared with $25.6 million for the three month period ended March 31, 1997. This decline of $24.3 million primarily reflects a $28.6 million decline in net borrowings for debt under the Company's line of credit and other borrowings for the three months ended March 31, 1998 compared to March 31, 1997, partially offset by the use of $5.2 million used in 1997 for the redemption of preferred shares with proceeds from the Company's initial public offering of common stock in December 1996.

         At March 31, 1998, the Company had a $175 million committed line of credit from its primary lender pursuant to a revolving credit agreement expiring June 30, 2001. Of such line, at March 31, 1998, approximately $65.8 million was unused and $21.6 million could be borrowed based upon the eligible collateral base. In addition, the company has secured lines of credit aggregating $6 million for its operations in Australia, France, Belgium and the Netherlands of which approximately $3 million was unused at March 31, 1998.

         Cash and cash equivalents at March 31, 1998 equaled $8.1 million, an increase of $2.2 million from $5.9 million at December 31, 1997.

         Management believes that the aggregate lines of credit available to the Company, plus funds provided by operations will be adequate to support its short-term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support its long term cash requirements as presently contemplated. However, if the Company determines that conditions are favorable, it would consider additional corporate finance or capital transactions.

                           PART II OTHER INFORMATION

Item  6.          Exhibits and reports on Form 8-K

         (a) The following exhibits are filed as a part of this report:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.  None

                  All other items of this report are inapplicable.

                              TMP WORLDWIDE INC.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TMP WORLDWIDE INC.
                                              -----------------------------
                                              (Registrant)

Date:  May 12, 1998                           /s/  Thomas G. Collison
                                              -----------------------------
                                              Thomas G. Collison

                                              Vice Chairman
                                              (Principal Financial Officer)

Date:  May 12, 1998                           /s/  Roxane Previty
                                              -----------------------------
                                              Roxane Previty
                                              Chief Financial Officer
                                              (Principal Accounting Officer)