Form 10-Q/A
period 1998-03-31
TMP WORLDWIDE INC
filed 1998-05-14
CIK 1020416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                             ---------------------

                                  FORM 10-Q/A

  |X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

               Class                            Outstanding on May 8, 1998
               -----                            --------------------------
           Common Stock...........................    24,597,575

           Class B Common Stock...................     2,381,000

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                     INDEX

                                                                      Page No.

PART I            FINANCIAL INFORMATION

Item 1.    Financial Statements

    Consolidated Condensed Balance Sheets--
      March 31, 1998 and December 31, 1997 ................................    2

    Consolidated Condensed Statements of Income--
      Three Months Ended March 31, 1998 and 1997...........................    3

    Consolidated Condensed Statement of Stockholders' Equity--
      Three Months Ended March 31, 1998 ...................................    4

    Consolidated Condensed Statements of Cash Flows--
      Three Months Ended March 31, 1998 and 1997 ..........................    5

    Notes to Consolidated Condensed Financial Statements ..................  6-8

Item 2  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................. 9-12

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   13

  Signatures ..............................................................   14

                         PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                                                             March 31,      December 31,
                                                                                               1998             1997
                                                                                             ---------       --------
                                                                                            (unaudited)
Assets

Current assets:
   Cash and cash equivalents .........................................................      $   8,136       $   5,937
    Accounts receivable, net .........................................................        256,040         255,527
    Work-in-process ..................................................................         18,422          15,554
    Prepaid and other ................................................................          8,306          11,345
                                                                                             ---------       --------
Total current assets .................................................................        290,904         288,363
Property and equipment, net ..........................................................         39,361          37,760
Deferred income taxes ................................................................          5,774           4,922
Intangibles, net .....................................................................        160,143         159,465
Other assets .........................................................................          6,010           4,696
                                                                                             ---------       --------
                                                                                            $ 502,192       $ 495,206
                                                                                            =========        ========
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable ................................................................      $ 207,968       $ 203,172
     Accrued expenses and other liabilities ..........................................         30,273          35,300
     Accrued restructuring costs .....................................................         15,744          16,801
     Deferred revenue ................................................................         11,704           7,992
     Deferred income taxes ...........................................................         12,068          10,782
     Current portion of long term debt ...............................................          7,228           8,449
                                                                                             ---------       --------
Total current liabilities ............................................................        284,985         282,496
Long term debt, less current portion .................................................        117,202         115,852
                                                                                             ---------       --------
Total liabilities ....................................................................        402,187         398,348
                                                                                             ---------       --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 1,000,000 shares;
         issued and outstanding - none ...............................................            --              --
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--12,553,933, and 12,495,626
         shares respectively .........................................................             12              12
     Class B common stock, $.001 par value, authorized 39,000,000 shares
         issued and outstanding--13,587,541 ..........................................             14              14
     Additional paid-in capital ......................................................        164,817         163,753
     Accumulated other comprehensive income (loss) ...................................           (787)           (510)
     Deficit .........................................................................        (64,051)        (66,411)
                                                                                             ---------       --------

Total stockholders' equity ...........................................................        100,005          96,858
                                                                                             ---------       --------

                                                                                            $ 502,192        $495,206
                                                                                            =========        ========


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                                       Three Months Ended March 31,
                                                                                                        ---------------------------
                                                                                                          1998               1997
                                                                                                        --------           --------

Commissions and fees .........................................................................          $ 72,997           $ 45,983
                                                                                                        --------           --------
Operating expenses:
   Salaries and related costs ................................................................            37,186             23,339
   Office and general expenses ...............................................................            26,958             16,319
   Amortization of intangibles ...............................................................             2,088              1,330
                                                                                                        --------           --------
          Total ..............................................................................            66,232             40,988
                                                                                                        --------           --------

Operating income .............................................................................             6,765              4,995
                                                                                                        --------           --------

Other income (expense):

   Interest (expense) net ....................................................................            (2,404)            (1,797)
   Other, net ................................................................................               (28)                (6)
                                                                                                        --------           --------
       Total other income (expense), net .....................................................            (2,432)            (1,803)
                                                                                                        --------           --------

Income before provision for income taxes, minority interests and
       equity in earnings (losses) of affiliates .............................................             4,333
                                                                                                                              3,192
Provision for income taxes ...................................................................             1,886              1,508
                                                                                                        --------           --------
Income before minority interests and equity earnings (losses) of affiliates ..................             2,447              1,684

Minority interests ...........................................................................              --                  184
Equity in earnings (losses) of affiliates ....................................................               (87)                10
                                                                                                        --------           --------

Net income ...................................................................................             2,360              1,510
Preferred stock dividend and redemption premium ..............................................              --                 (123)
                                                                                                        --------           --------
Net income applicable to common and
       Class B common stockholders ...........................................................          $  2,360           $  1,387
                                                                                                        ========           ========

Net income per common and Class B common share:

       Basic .................................................................................          $    .09           $    .06
       Diluted ...............................................................................          $    .09           $    .06

Weighted average shares outstanding:

        Basic ................................................................................            26,106             23,467
        Diluted ..............................................................................            27,128             23,789


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                               Class B                      Foreign
                                      Common Stock,          Common Stock,      Additional  Currency                    Total
                                     $.001 par value        $.001 par value      Paid-in   Translation               Stockholders'
                                    Shares      Amount    Shares     Amount      Capital    Adjustment     Deficit       Equity
                                   --------  --------    --------   --------    --------    --------     ---------     --------
Balance, December 31, 1997 ...   12,495,626   $    12   13,587,541   $    14   $  163,753   $   (510)   $  (66,411)   $  96,858

Issuance of common stock
  in connection with
  the exercise of options ....       22,609      --           --        --            172       --            --            172

Issuance of common stock in
  connection with acquisitions        8,425      --           --        --            251       --            --            251

Issuance of common
  stock for Company match
  to 401K plan ...............       27,273      --           --        --            641       --            --            641

Foreign currency
  translation adjustment .....         --        --           --        --           --         (277)         --           (277)

Net Income ...................         --        --           --        --           --         --           2,360        2,360
                                   --------  --------    --------   --------    --------    --------     ---------     --------

Balance, March 31, 1998 ......   12,553,933   $    12   13,587,541   $    14   $  164,817   $   (787)   $  (64,051)   $ 100,005
                                   ========  ========    ========   ========    ========    ========     =========     ========


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                          1998                1997
                                                                                                       ---------          ---------
Cash flows from operating activities:
    Net income ...............................................................................         $   2,360          $   1,510
                                                                                                       ---------          ---------

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment ...............................             2,668              1,557
       Amortization of intangibles ...........................................................             2,088              1,330
       Provision for doubtful accounts .......................................................               910                509
       Minority interests ....................................................................              --                  184
       Provision for deferred income taxes ...................................................               676                896
       Other .................................................................................               (28)                (6)
       Changes in assets and liabilities, net of effects of
           purchases of businesses:
        Increase in accounts receivable, net .................................................              (514)            (6,080)
        Increase in work-in-process ..........................................................            (2,868)            (2,257)
        Decrease (increase) in prepaid and other .............................................             3,039               (513)
        Increase in other assets .............................................................            (1,315)              (424)
        Decrease in accounts payable and accrued liabilities .................................            (1,288)           (12,294)
                                                                                                       ---------          ---------
          Total adjustments ..................................................................             3,368            (17,098)
                                                                                                       ---------          ---------
          Net cash provided by (used in) operating activities ................................             5,728            (15,588)
                                                                                                       ---------          ---------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder ...................................              --                 (656)
       Repayments from Principal Stockholder .................................................              --                  695
       Capital expenditures ..................................................................            (3,563)            (1,500)
       Payments for purchases of businesses, net of cash acquired ............................            (1,283)            (8,229)
       Advances to and investments in affiliates .............................................              --                  (71)
                                                                                                       ---------          ---------
         Net cash used in investing activities ...............................................            (4,846)            (9,761)
                                                                                                       ---------          ---------

Cash flows from financing activities:

       Payments on capitalized leases ........................................................              (634)              (318)
       Borrowings under lines of credit and proceeds from issuance of debt ...................           230,849            177,859
       Repayments under lines of credit and principal payments on debt .......................          (228,898)          (146,613)
       Distribution to minority interest .....................................................              --                  (25)
       Redemption of minority interest (including premium) ...................................              --               (3,133)
       Redemption of preferred stock (including premium) .....................................              --               (2,105)
       Dividends on preferred stock ..........................................................              --                  (18)
                                                                                                       ---------          ---------
         Net cash provided by financing activities ...........................................             1,317             25,647
                                                                                                       ---------          ---------


Net increase in cash and cash equivalents ....................................................             2,199                298
Cash and cash equivalents, beginning of period ...............................................             5,937                898
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $   8,136          $   1,196
                                                                                                       =========          =========


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

     A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                               Historical
                                                               ----------
       March 31, 1998
           Basic................................................ 26,106

           Effect of assumed conversion of stock options........  1,022
                                                                -------
           Diluted.............................................. 27,128
                                                                =======

       March 31, 1997
           Basic................................................ 23,467

           Effect of assumed conversion of stock options........    322

                                                                -------
           Diluted.............................................. 23,789
                                                                =======

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

Total comprehensive income is as follows:

                                                           For the Three Months
                                                             Ended March 31,
                                                           -----------------
                                                            1998        1997
                                                           -----       -----

       Net income......................................    $2,360     $1,387
       Foreign currency translation adjustments........     (277)       (890)
                                                          ------       -----
       Comprehensive income............................    $2,083    $   497
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

Overview  (Continued)

with the majority of its listings less than 60 days old. In addition, for March 1998, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board(R) and Online Career Center(sm), was 3.7 million visits compared with 1.2 million visits for March 1997, and the March 1998 ratings from Media Metrix, THE PC METER Company, reported that The Monster Board(R) was the number one online career Web site, with 26% more unique visitors than the next leading career Web site.

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

                              TMP WORLDWIDE INC.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview  (Continued)

Results of Operations

                                                  Three Months Ended March 31,
                                                     1998            1997
                                                  ---------       ----------
                                                     (dollars in thousands)

Gross Billings:

  Recruitment advertising...................       $200,085         $111,436
  Yellow page advertising...................        105,518           98,811
  Internet(1)...............................          8,536            3,906
                                                  ---------       ----------
Total ......................................       $314,139         $214,153
                                                   ========         ========

Commissions and Fees:

  Recruitment advertising...................        $43,726         $ 22,500
  Yellow page advertising...................         21,569           19,714
  Internet(1)...............................          7,702            3,769
                                                  ---------       ----------
Total ......................................        $72,997         $ 45,983
                                                    =======         ========

Commissions and Fees as a Percentage of
   Gross Billings:

 Recruitment advertising....................          21.9%            20.2%
 Yellow page advertising....................          20.4%            20.0%
 Internet(1)................................          90.2%            96.5%
Total  .....................................          23.2%            21.5%

EBITDA(2)...................................        $11,406           $7,702
Cash provided by (used in) operating
   activities ..............................         $5,728         $(15,588)

Cash used in investing activities...........        $(5,546)         $(9,761)
Cash provided by financing activities.......         $2,017          $25,647

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

                                                Three Months Ended March 31,
                                                    1998              1997
                                                   ------           ------
                                                        (in thousands)

Net income..................................    $   2,360         $  1,510
Interest expense, net.......................        2,404            1,797
Income tax expense..........................        1,886            1,508
Depreciation and amortization...............        4,756            2,887
                                                   ------           ------
EBITDA.......................................     $11,406         $  7,702
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

                                          TMP WORLDWIDE INC.
                                          (Registrant)


Date:  May 12, 1998                       /s/  Thomas G. Collison
                                          -----------------------
                                          Thomas G. Collison
                                          Vice Chairman
                                          (Principal Financial Officer)

Date:  May 12, 1998                       /s/  Roxane Previty
                                          -----------------------
                                          Roxane Previty
                                          Chief Financial Officer
                                          (Principal Accounting Officer)