Form 10-Q
period 1998-06-30
TMP WORLDWIDE INC
filed 1998-08-14
CIK 1020416

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
            Yes   X       No
                -----        -----

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

            Class                           Outstanding on August 7, 1998
            -----                           -----------------------------
        Common Stock.............................  24,629,158
    Class B Common Stock.........................   2,381,000


================================================================================

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets--
          June 30, 1998 and December 31, 1997............................   2

        Consolidated Condensed Statements of Income--
          Three Month and Six Month Periods Ended June 30, 1998 and 1997.   3

        Consolidated Condensed Statement of Stockholders' Equity--
          Six Months Ended June 30, 1998.................................   4

        Consolidated Condensed Statements of Cash Flows--
          Six Months Ended June 30, 1998 and 1997........................   5

        Notes to Consolidated Condensed Financial Statements.............   6-7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   8-13

PART II OTHER INFORMATION

Item 2. Changes In Securities............................................   14

Item 4. Submission of Matters to a Vote of Security-Holders..............   14

Item 6. Exhibits and Reports on Form 8-K.................................   14

        Signatures.......................................................   15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                    June 30,        December 31,
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents....................................................     $  5,927         $  5,937
   Accounts receivable, net.....................................................      283,409          255,527
   Work-in-process..............................................................       17,243           15,554
   Prepaid and other............................................................       18,037           11,345
                                                                                     --------         --------
         Total current assets...................................................      324,616          288,363
Property and equipment, net.....................................................       44,837           37,760
Deferred income taxes...........................................................        6,238            4,922
Intangibles, net................................................................      164,064          159,465
Other assets....................................................................       12,619            4,696
                                                                                     --------         --------
                                                                                     $552,374         $495,206
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable.............................................................     $238,027         $203,172
   Accrued expenses and other liabilities.......................................       34,782           35,300
   Accrued restructuring costs..................................................       14,242           16,801
    Deferred revenue............................................................       12,335            7,992
    Deferred income taxes.......................................................       11,082           10,782
    Current portion of long term debt...........................................        6,398            8,449
                                                                                     --------         --------
         Total current liabilities..............................................      316,866          282,496
Long term debt, less current portion ...........................................      124,939          115,852
Other liability.................................................................        4,254              ---
                                                                                     --------         --------
         Total liabilities......................................................      446,059          398,348
                                                                                     --------         --------
Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................          ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--24,619,281, and 12,495,626
         shares, respectively...................................................           25               12
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding--2,381,000 and 13,587,541 shares,
             respectively.......................................................            2               14
      Additional paid-in capital................................................      166,478          163,753
      Foreign currency translation adjustment...................................         (789)            (510)
      Accumulated deficit.......................................................      (59,401)         (66,411)
                                                                                     --------         --------
      Total stockholders' equity................................................      106,315           96,858
                                                                                     --------         --------
                                                                                     $552,374         $495,206
                                                                                     ========         ========



     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                  (unaudited)


                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------           -------------------------
                                                  1998              1997               1998             1997
                                                -------           -------            --------         --------
Commissions and fees .......................    $86,278           $54,636            $159,275         $100,619
                                                -------           -------            --------         --------
Operating expenses:
   Salaries and related costs...............     44,653            27,145              81,839           50,484
   Office and general expenses..............     27,098            19,966              54,056           36,285
   Merger costs.............................      2,487               ---               2,487              ---
   Amortization of intangibles..............      2,537             1,519               4,625            2,849
                                                -------           -------            --------         --------
       Total operating expenses ............     76,775            48,630             143,007           89,618
                                                -------           -------            --------         --------

Operating income............................      9,503             6,006              16,268           11,001
                                                -------           -------            --------         --------
Other income (expense):
   Interest expense.........................     (2,988)           (2,761)             (5,948)          (4,995)
   Interest income..........................        534               510               1,090              947
   Other, net...............................        (65)                9                 (93)               3
                                                -------           -------            --------         --------
       Total other income (expense), net....     (2,519)           (2,242)             (4,951)          (4,045)
                                                -------           -------            --------         --------
Income before provision for income taxes,
       minority interests and equity in
       (losses) of affiliates...............      6,984             3,764              11,317            6,956
Provision for income taxes..................      3,460             1,798               5,346            3,306
                                                -------           -------            --------         --------
Income before minority interests
       and equity in (losses) of affiliates.      3,524             1,966               5,971            3,650
Minority interests..........................        ---                43                 ---              227
Equity in (losses) of affiliates............        (87)              (15)               (174)              (5)
                                                -------           -------            --------         --------

Net income .................................      3,437             1,908               5,797            3,418
Preferred stock dividend and
       redemption premium...................        ---               ---                 ---             (123)
                                                -------           -------            --------         --------
Net income applicable to common and
       Class B common stockholders..........    $ 3,437           $ 1,908            $  5,797         $  3,295
                                                =======           =======            ========         ========

Net income per common and Class B
       common share:

       Basic................................    $  0.13           $  0.08            $   0.22         $   0.14
                                                =======           =======            ========         ========
       Diluted..............................    $  0.12           $  0.08            $   0.21         $   0.14
                                                =======           =======            ========         ========

Weighted average shares outstanding:
       Basic................................     26,928            23,490             26,519            23,454
                                                =======           =======            ========         ========
       Diluted..............................     27,692            23,995             27,229            23,883
                                                =======           =======            ========         ========



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                   (unaudited)


                                                               Class B                     Foreign
                                      Common stock,         Common stock,    Additional    currency                     Total
                                     $.001 PAR VALUE       $.001 PAR VALUE    paid-in     translation   Accumulated  Stockholders'
                                    Shares     Amount      Shares    Amount   capital      adjustment     deficit       Equity
                                    ------     ------      ------    ------   -------      ----------     -------       ------
Balance, January 1, 1998.....     12,495,626     $12     13,587,541    $14    $163,753      $ (510)      $(66,411)     $ 96,858
Issuance of common stock
 in connection with the
  exercise of options........         56,075     ---            ---    ---         458         ---            ---           458
Issuance of common stock
 for purchases of interests
 in subsidiaries.............         62,413     ---            ---    ---       1,626         ---            ---         1,626
Issuance of  common stock
 for matching contribution
 to 401(k) plan..............         27,273     ---            ---    ---         641         ---            ---           641
Conversion of Class B
 common shares to
 common shares...............     11,206,541      12    (11,206,541)   (12)        ---         ---            ---           ---
Issuance of common stock
 in connection with
 pooling of interests........        771,353       1            ---    ---         ---         ---            ---             1
Retained earnings of
 pooled company, deemed
 not material................            ---     ---            ---    ---         ---         ---          1,213         1,213
Foreign currency
 translation adjustment......            ---     ---            ---    ---         ---        (279)         ----           (279)
Net income...................            ---     ---            ---    ---         ---         ---          5,797         5,797
                                  ----------     ---    -----------    ---    --------      ------       --------      --------
Balance, June 30, 1998.......     24,619,281     $25      2,381,000    $ 2    $166,478      $ (789)      $(59,401)     $106,315
                                  ==========     ===    ===========    ===    ========      ======       ========      ========



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)


                                                                                     Six Months Ended June 30,
                                                                                    --------------------------
                                                                                       1998             1997
                                                                                      ------           ------
Cash flows from operating activities:

    Net income..................................................................    $   5,797        $   3,418
                                                                                    ---------        ---------
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        5,301            3,534
       Amortization of intangibles..............................................        4,625            2,849
       Provision for doubtful accounts..........................................        1,901            1,507
       Amortization of deferred compensation....................................        1,062              ---
       Minority interests.......................................................          ---              227
       Provision for deferred income taxes......................................        1,016              912
       Other....................................................................          (93)              (3)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        (Increase) decrease in accounts receivable, net.........................      (27,883)           2,732
        Increase in work-in-process.............................................       (1,689)          (2,566)
        Increase in prepaid and other...........................................       (6,692)             (12)
        (Increase) decrease  in other assets....................................       (4,732)              87
         Increase (decrease) in accounts payable, accrued expenses and other
         liabilities............................................................       31,777          (17,598)
                                                                                    ---------        ---------
          Total adjustments.....................................................        4,593           (8,331)
                                                                                    ---------        ---------
          Net cash provided by (used in) operating activities...................       10,390           (4,913)
                                                                                    ---------        ---------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................          ---             (656)
       Repayments from Principal Stockholder....................................          ---              695
       Capital expenditures.....................................................      (10,276)         (12,385)
       Payments for purchases of businesses, net of cash acquired...............       (9,787)         (11,375)
       Advances to and investments in affiliates................................         ----              (71)
                                                                                    ---------        ---------
         Net cash used in investing activities..................................      (20,063)         (23,792)
                                                                                    ---------        ---------
Cash flows from financing activities:
       Payments on capitalized leases...........................................       (1,560)          (1,450)
       Capital contribution from Principal Stockholder..........................         ---               275
       Borrowings under line of credit and proceeds from issuance of debt.......      472,522          320,094
       Repayments under line of credit and principal payments on debt...........     (461,299)        (284,567)
       Distributions to minority interest.......................................          ---              (25)
       Redemption of minority interest (including premium) .....................          ---           (3,133)
       Redemption of preferred stock (including premium)........................          ---           (2,105)
       Dividends on preferred stock.............................................          ---              (18)
                                                                                    ---------        ---------
         Net cash provided by financing activities..............................        9,663           29,071
                                                                                    ---------        ---------

Net increase (decrease) in cash and cash equivalents............................          (10)             366
Cash and cash equivalents, beginning of period..................................        5,937              898
                                                                                    ---------        ---------
Cash and cash equivalents, end of period........................................    $   5,927        $   1,264
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

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION

     The consolidated condensed interim financial statements included herein have been prepared by TMP Worldwide Inc. ("TMP" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

     Results of operations for the interim periods may not be indicative of annual results.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):


                                                                  Three Months        Six Months
                                                                  June 30, 1998      June 30, 1998
                                                                  -------------      -------------
           Basic...............................................      26,928             26,519
           Contingent shares...................................         149                100
           Effect of assumed conversion of stock options.......         615                610
                                                                     ------             ------
           Diluted.............................................      27,692             27,229
                                                                     ======             ======


                                                                  Three Months        Six Months
                                                                  June 30, 1997      June 30, 1997
                                                                  -------------      -------------
           Basic...............................................      23,490             23,454
           Effect of assumed conversion of stock options.......         505                429
                                                                     ------             ------
           Diluted.............................................      23,995             23,883
                                                                     ======             ======


NOTE 2-BUSINESS ACQUISITIONS

         In the six month period ended June 30, 1998, the Company completed one pooling of interest and nine acquisitions. The pooling of interests transaction was with Johnson, Smith and Knisely Inc. ("JSK"), an executive search firm, and was not deemed material. Consequently, the historical financial statements of the Company were not restated. The nine acquisitions were comprised of (a) a human resources consulting firm, intended to expand the traditional advertising services offered to the Company's recruitment advertising clients, (b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe, two in England, one in Germany and one in the Netherlands and (d) two U.S. based websites, AboutWork.com and StudentCenter.com. The total value of cash paid, promissory notes issued, and common stock issued for these transactions was approximately $32,918, including $22,832 of TMP common stock, and $15,539 for the 1998 and 1997 periods, respectively.

         The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 assume that the acquisitions in 1998 and 1997 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.


                                               Six Months Ended June 30,      Year Ended December 31,
                                               -------------------------      -----------------------
                                                 1998             1997          1997           1996
                                                ------           ------        ------         ------
Commission and fees.........................   $163,131         $151,682      $311,645       $261,113

Net income (loss) applicable to common and
   Class B common stockholders  ............   $  5,808         $  3,274      $  9,995       $(50,948)

Net income (loss) per common and
   Class B common share:
   Basic..................................     $    .22         $    .13      $    .40       $  (2.65)
   Diluted................................     $    .21         $    .13      $    .39       $  (2.65)

Pro forma net income applicable to common
   and Class B common stockholders(1) ....                                                   $  3,674

Pro forma net income per common and
   Class B common share:
   Basic  ................................                                                   $    .19
   Diluted  ..............................                                                   $    .19


(1) Excludes special compensation and interest charges in the amounts of $52,019 and $2,603, respectively.

NOTE 3-PROPOSED ACQUISITION

In May 1998, the Company issued a letter of intent to acquire all of the outstanding stock of TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm, in a stock for stock transaction. The acquisition is expected to be accounted for as a pooling of interests. The purchase price is anticipated to be approximately $50 million worth of TMP common stock. The acquisition, which is subject to definitive documentation and customary closing conditions, is expected to be completed during the third quarter of 1998. For the year ended December 31, 1997 TASA had annual revenue of approximately $39 million.

NOTE 4-COMPREHENSIVE NET INCOME

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

Total comprehensive income is as follows:


                                              For The Three Months Ended      For The Six Months Ended
                                              --------------------------      ------------------------
                                                        June 30,                      June 30,
                                                        --------                      --------
                                                 1998             1997          1998           1997
                                                ------           ------        ------         ------
 Net income.................................    $3,437           $1,908        $5,797         $3,295
 Foreign currency translation adjustments...        (2)            (155)         (279)          (109)
                                                ------           ------        ------         ------
 Comprehensive income.......................    $3,435           $1,753        $5,518         $3,186
                                                ======           ======        ======         ======


                               TMP WORLDWIDE INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, AND UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND THE COMPANY'S INTERNET CONTENT, (II) THAT THE COMPANY HAS GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE ITS GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) THE COMPANY'S QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) THE COMPANY'S BUSINESS EXPERIENCES SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, AND (VIII) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

         TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications, search and selection and technology company that provides comprehensive, individually tailored advertising services, including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products, and search and selection services. The Company is one of the world's largest recruitment advertising agencies, the world's largest yellow page advertising agency and a leader in the use of the Internet for recruiting.

             The Company offers advertising programs to more than 17,000 clients, including more than 70 of the Fortune 100 and more than 285 of the Fortune 500 companies. A substantial part of the Company's growth in recruitment advertising has been achieved through acquisitions and during the six months ended June 30, 1998, the Company completed one pooling of interests and nine acquisitions, including seven acquisitions of companies in recruitment advertising. Given the significant number of acquisitions, the results of operations from period to period are not comparable.

         Gross billings refer to billings for advertisements placed in telephone directories, newspapers, Internet and other media, associated fees for related services and fees for search and selection. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. For recruitment and yellow page advertising, the Company earns commissions based on a percentage of the media advertising purchased, at a rate established by the related publisher, and associated fees for related services. Publishers typically bill the Company for the advertising purchased by the Company's clients and the Company in turn bills its clients. In addition, the Company earns fees for the placement of advertisements on the Internet, primarily its career Web sites.

         Commissions paid by publishers for recruitment advertising placed in the U.S. average 15% of recruitment gross billings. Outside of the U.S., TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom where, collectively the Company derived approximately 39% of its recruitment commissions and fees, based on consolidated results for the six months ended June 30, 1998. The Company also earns fees for value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billings. In April 1998, the Company continued to expand the scope of its recruitment advertising business by acquiring Johnson, Smith and Knisely Inc. ("JSK"), the 12th largest executive search firm in the U.S., according to Kenneth Publications, an official ranking service for the search industry. Through JSK, the Company will be able to further serve its recruitment advertising clients by helping

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

them identify and hire middle to senior level executives. For yellow page advertising, the Company designs and executes advertising programs and receives an effective commission rate from directory publishers of approximately 20% of yellow page billings. The Company offers its clients "Internet based" recruitment advertising and other products to complement their advertising needs and has several career Web sites that provide fee based advertising services. The Company's Web sites include The Monster Board(R), Online Career Center(sm), Be the Boss and MedSearch. Each of these Web sites consists of a database of employment opportunities, resumes and a variety of other value added features. Collectively, as of June 30, 1998, TMP's career Web sites contained approximately 155,000 paid job postings from 34,000 clients and 560,000 resumes. TMP believes that it offers the most current career opportunities on the Web, with the majority of its listings less than 60 days old. For June 1998, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board(R) and Online Career Center(sm)) was 3.9 million visits compared with 3.7 million visits for March 1998 and 1.7 million visits for June 1997. The increases in revenue and visits reflect an increasing acceptance of the Company's Internet services and products from existing and new clients and internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

         In the six month period ended June 30, 1998, the Company completed one pooling of interests and nine acquisitions. The pooling of interests transaction was with Johnson, Smith and Knisely, Inc ("JSK"), the executive search firm mentioned above, in a stock for stock transaction, with the Company issuing 771,353 shares of its common stock. The nine acquisitions were comprised of (a) a human resources consulting firm intended to expand the traditional advertising services offered to the Company's recruitment advertising clients, (b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe, two in England, one in Germany and one in the Netherlands and (d) two U.S. based websites, AboutWork.com and StudentCenter.com, which is intended to enable the Company's clients to more easily reach the critical college marketplace. The total value of cash paid, promissory notes issued and common stock issued for these transactions was approximately $32.9 million, including $22.8 million for the fair market value of TMP common stock. This compares with the Company's acquisition of six recruitment advertising business and one yellow page business for an aggregate purchase price of approximately $15.5 million, for the six months ended June 30, 1997. In addition, during May 1998, the Company entered into an agreement in principal, subject to due diligence review, regulatory approval and other closing conditions, to acquire TASA, a European based international executive search firm with fiscal year end 1997 revenues of approximately $39 million. During July, 1998 the Company expanded its executive search and selection network with the acquisition Europ Consultants, S.L. in Barcelona, marking its entry into the Spanish recruitment market.

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS


                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------            -------------------------
                                                            1998              1997                1998             1997
                                                            ----              ----                ----             ----
                                                                                (dollars in thousands)
GROSS BILLINGS:
  Yellow page advertising......................           $123,763          $111,566            $229,281         $210,377
  Recruitment and executive search.............            204,109           129,186             404,194          240,622
  Internet(1)..................................             11,820             4,649              20,356            8,555
                                                          --------          --------            --------         --------
Total .........................................           $339,692          $245,401            $653,831         $459,554
                                                          ========          ========            ========         ========

COMMISSIONS AND FEES:
  Yellow page advertising......................           $ 24,868          $ 23,036            $ 46,437         $ 42,750
  Recruitment and executive search.............             50,700            27,161              94,426           49,661
  Internet(1)..................................             10,710             4,439              18,412            8,208
                                                          --------          --------            --------         --------
Total .........................................           $ 86,278          $ 54,636            $159,275         $100,619
                                                          ========          ========            ========         ========

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising......................              20.1%             20.6%               20.3%            20.3%
  Recruitment and executive search.............              24.8%             21.0%               23.4%            20.6%
  Internet(1)..................................              90.6%             95.5%               90.4%            95.9%
Total  ........................................              25.4%             22.3%               24.4%            21.9%

EBITDA(2)......................................           $ 14,521          $  9,453            $ 25,927         $ 17,155
Cash provided by (used in) operating activities           $  4,622          $ 10,675            $ 10,390         $ (4,913)
Cash used in investing activities..............           $(14,517)         $(14,031)           $(20,063)        $(23,792)
Cash provided by  financing activities.........           $  7,646          $  3,424            $  9,663         $ 29,071


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


                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------           -------------------------
                                                 1998               1997               1998             1997
                                                -------            ------             -------          -------
                                                                         ( in thousands)
Net income...............................       $ 3,437            $1,908             $ 5,797          $ 3,418
  Interest expense, net..................         2,454             2,251               4,858            4,048
  Income tax expense.....................         3,460             1,798               5,346            3,306
  Depreciation and amortization..........         5,170             3,496               9,926            6,383
                                                -------            ------             -------          -------
EBITDA ..................................       $14,521            $9,453             $25,927          $17,155
                                                =======            ======             =======          =======


                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

         Gross billings for the three months ended June 30, 1998 were $339.7 million, a net increase of $94.3 million or 38.4% from $245.4 million for the three months ended June 30, 1997. Commissions and fees for the three months ended June 30, 1998 were $86.3 million, an increase of $31.7 million or 57.9% from $54.6 million in the first three months of 1997. Yellow page commissions and fees were $24.9 million for the three months ended June 30, 1998, an increase of $1.9 million or 8.0% from $23.0 million in the first three months of 1997. Of this increase, $1.1 million or 4.6% was due to net increases in client spending and net new clients and the balance was due to acquisitions. Recruitment and executive search commissions and fees were $50.7 million for the three months ended June 30, 1998 compared with $27.2 million for the three months ended June 30, 1997, an increase of $23.5 million or 86.7%. This increase was primarily due to acquisitions and $1.0 million was due to net increases in client spending and net new clients. Internet commissions and fees increased 141.3% to $10.7 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997 and reflects an increasing acceptance of the Company's Internet services and products by existing and new clients and internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the three months ended June 30, 1998 were $76.8 million, compared with $48.6 million for the same period in 1997. The increase of $28.2 million or 57.9% reflects acquisition activity, including $2.5 million for merger costs, a $1.0 million increase for amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.0% for the three month periods ended June 30, 1998 and 1997. The $2.5 million in merger costs is comprised of (a) $1.4 million in non-recurring legal, accounting, investment banking fees and (b) $1.1 million for the amortization of a $4.4 million charge, which is being expensed over the twelve months from April 1, 1998 to March 31, 1999. This charge is for TMP shares set aside as stay bonuses for key personnel, who must remain employees of the Company for a full year in order to earn such shares. The after tax effect of this charge on diluted earnings per share is $.08.

         As a result of the above, operating income for the three months ended June 30, 1998 increased $3.5 million or 58.2% to $9.5 million from $6.0 million for the comparable period last year.

         Net interest expense for the three months ended June 30, 1998 was $2.5 million, an increase of $.2 million or 9.0%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

         Taxes on income for the three months ended June 30, 1998 were $3.5 million on a $7.0 million pretax profit for an effective tax rate of 49.5% compared with $1.8 million on a $3.8 million profit for an effective tax rate of 47.8% for the same period last year. The primary cause for the higher effective rate was the $1.4 million in merger costs for non-recurring legal, accounting and investment banking fees, which are not tax deductible.

         The Company had no minority interests in consolidated earnings for the three months ended June 30, 1998 compared with $43 thousand for the three months ended June 30, 1997.

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended June 30, 1998 increased $1.5 million to $3.4 million from $1.9 million for the three months ended June 30, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended June 30, 1998 was $.12, an increase of $.04 or 50% over the $.08 for the comparable 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Gross billings for the six months ended June 30, 1998 were $653.8 million, a net increase of $193.8 million or 42.3% from $460.0 million for the six months ended June 30, 1997. Commissions and fees for the six months ended June 30, 1998 were $159.3 million, an increase of $58.7 million or 58.3% from $100.6 million in the first six months of 1997. Yellow page commissions and fees were $46.4 million for the six months ended June 30, 1998 compared with $42.8 million for the six months ended June 30, 1997, an increase of 8.6% or $3.6 million, reflecting net increases in client spending, new clients and, to a slightly lesser degree, acquisitions.

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 (CONTINUED)

Recruitment and executive search commissions and fees were $94.4 million for the six months ended June 30, 1998 compared with $49.7 million for the six months ended June 30, 1997, an increase of $44.7 million or 90.1%. This increase was primarily due to acquisitions and net increases in client spending and new clients, which slightly outpaced the effects of client losses. Internet commissions and fees increased 124.3% or $10.2 million to $18.4 million for the six months ended June 30, 1998 from $8.2 million for the six months ended June 30, 1997. This increase reflects an increasing acceptance of the Company's Internet products from existing and new clients and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the six months ended June 30, 1998 were $143.0 million, compared with $89.6 million for the same period in 1997. The increase of $53.4 million or 59.6% reflects acquisition activity, including $2.5 million for merger costs (see three months ended June 30, 1998 compared to three months ended June 30, 1997), $1.8 million for higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.8% for the six months ended June 30, 1998 as compared to 89.1% in the prior year period.

         As a result of the above, operating income for the six months ended June 30, 1998 increased $5.3 million or 47.9% to $16.3 million from $11.0 million for the comparable period last year.

         Net interest expense for the six months ended June 30, 1998 was $4.9 million, an increase of $.8 million or 20.0%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

         Taxes on income for the six months ended June 30, 1998 were $5.3 million on a pretax profit of $11.3 million, for an effective tax rate of 47.2%. This compares with taxes of $3.3 million for the same period last year on a pretax profit of $7.0 million, for an effective tax rate of 47.5%. The increase of $2.0 million is a result of higher pretax profits. The higher effective tax rate reflects the effect of the $1.4 million in merger costs for non-recurring legal, accounting and investment banking fees, which are not tax deductible.

         Equity in affiliates was a $174,000 loss, reflecting the decline in value in the Company's minority owned real estate advertising affiliate. Minority interests in consolidated earnings for the six months ended June 30, 1997 were $.2 million and preferred dividends for the six months ended June 30, 1997 were $123,000. There were no such charges in 1998 because the underlying instruments were redeemed in 1997.

         As a result of all of the above, net income available to common and Class B common stockholders for the six months ended June 30, 1998 was $5.8 million, an increase of $2.5 million or 75.9% $.07 over the $3.3 million for the six months ended June 30, 1997. Per diluted share, earnings for the six months ended June 30, 1998 was $.21 an increase of $.07 or 50% over the $.14 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 1998 was $10.4 million compared with $4.9 million used by operating activities for the six months ended June 30, 1997. The favorable variance of $15.3 million for the 1998 period compared with the 1997 period was primarily due to higher earnings in 1998, while the 1997 period reflected increased payments to yellow page vendors. The cash for these payments was provided by higher borrowing capacity after the Company repaid a portion of its bank debt with proceeds from its initial public offering in December 1996. EBITDA was $25.9 million for the six months ended June 30, 1998, an increase of $8.7 million or 51.1% from $17.2 million for the six months ended June 30, 1997. As a percentage of commissions and fees, EBITDA decreased to 16.3% for the six months ended June 30, 1998 as compared with 17.0% for the six months ended June 30, 1997. The decrease resulted from the $2.5 million charge for merger costs, which was 1.6% of commissions and fees for the six months ended June 30, 1998.

                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's investing activities for the six months ended June 30, 1998 used cash of $20.1 million compared with $23.8 million for the six months ended June 30, 1997. The $3.7 million decrease was primarily due to $2.1 million less in capital expenditures and $1.6 million less in payments for acquisitions. In addition, in May 1998, the Company issued a letter of intent to acquire all of the outstanding stock of TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm, in a stock for stock transaction. The acquisition is expected to be accounted for as a pooling of interests. The purchase price is anticipated to be approximately $50 million worth of TMP common stock, based on $28 per share, the market price at the time the letter of intent was issued. The acquisition, which is subject to definitive documentation and customary closing conditions, is expected to be completed during the third quarter of 1998. For the year ended December 31, 1997 TASA had annual revenue of approximately $39 million.

         The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and, prior to 1997, loans to the Principal and certain other stockholders. The Company's financing activities for the six months ended June 30, 1998 provided net cash of $9.7 million, compared with $29.1 million provided for in the six months ended June 30, 1997. The change of $19.4 million resulted from lower net borrowings against credit facilities.

         At June 30, 1998, the Company had a $175 million committed line of credit from its primary lender pursuant to a revolving credit agreement expiring June 30, 2001. Of such line, at June 30, 1998, approximately $50.9 million was unused and $20.9 million could be borrowed based upon the eligible collateral base. In addition, the Company has secured lines of credit aggregating $6 million for its operations in Australia, France, Belgium and the Netherlands of which approximately $3 million was unused at June 30, 1998.

         Cash and cash equivalents at June 30, 1998 equaled $5.9 million, reflecting no change from December 31, 1997.

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

         (c) 771,353 shares of Common Stock were issued to Gary Knisely in April 1998 in connection with the acquisition of Johnson, Smith & Knisely, Inc. Such securities were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Section 4(2) of such Act.

Item  4.      Submission of Matters to a Vote of Security-Holders

         (a)  The Annual Meeting of Stockholders was held on May 27,1998.

         (b) The following directors were reelected at the Annual Meeting of Stockholders and received the vote indicated:

                                            For                     Withheld

              Andrew J. McKelvey            145,356,449               97,379
              George Eisele                 145,356,341               97,487
              John Gaulding                 145,356,451               97,377
              Michael Kaufman               145,356,451               97,377
              John Swann                    145,354,341               99,487

         (c) The amendment to the Company's 1996 Stock Option Plan was approved by the vote indicated:

                                   For:                    143,496,700
                                   Against:                  1,449,649
                                   Broker non-votes:           500,359
                                   Abstain:                      7,120

Item 6.       Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed as a part of this report:

              27       Financial Data Schedule

         (b) Reports on Form 8-K: (i) On April 11, 1998, the Company filed a Form 8-K which included a press release announcing the commencement of a private sale of up to $115 million principal amount of the Company's Convertible Subordinated Notes, (ii) On May 6, 1998, the Company filed a Form 8-K with respect to the issuance of 53,988 shares, pursuant to Regulation S, in connection with an acquisition.

              All other items of this report are inapplicable.

                               TMP WORLDWIDE INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TMP WORLDWIDE INC.
                                               ---------------------------------
                                               (Registrant)

Date:  August 11, 1998                         /s/ Thomas G. Collison
                                               ---------------------------------
                                               THOMAS G. COLLISON
                                               VICE CHAIRMAN
                                               (PRINCIPAL FINANCIAL OFFICER)

Date:  August 11, 1998                         /s/ Roxane Previty
                                               ---------------------------------
                                               ROXANE PREVITY
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)