Form 10-Q
period 1998-09-30
TMP WORLDWIDE INC
filed 1998-11-12
CIK 1020416

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-Q

                |X| Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                          Outstanding on November 6, 1998
       Common Stock.............................       26,953,375
   Class B Common Stock.........................        2,381,000


                      TMP WORLDWIDE INC. AND SUBSIDIARIES


                                     INDEX


                                                                                       Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets--
            September 30, 1998 and December 31, 1997................................         2

          Consolidated Condensed Statements of Income--
            Three Month and Nine Month Periods
             Ended September 30, 1998 and 1997.......................................        3

          Consolidated Condensed Statement of Stockholders' Equity--
            Nine Months Ended September 30, 1998.....................................        4

          Consolidated Condensed Statements of Cash Flows--
            Nine Months Ended September 30, 1998 and 1997............................        5

          Notes to Consolidated Condensed Financial Statements.......................        6-9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................        10-15

PART II   OTHER INFORMATION

Item 2.   Changes In Securities......................................................        16

Item 6.   Exhibits and Reports on Form 8-K...........................................        16

          Signatures.................................................................        17



                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                  September 30,     December 31,
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                  (unaudited)

Assets

Current assets:
   Cash and cash equivalents....................................................   $   12,855        $   5,937
   Accounts receivable, net.....................................................      317,196          255,527
   Work-in-process..............................................................       16,367           15,554
   Prepaid and other............................................................       19,385           11,345
                                                                                   ----------         --------
         Total current assets...................................................      365,803          288,363
Property and equipment, net.....................................................       49,928           37,760
Deferred income taxes...........................................................        4,084            4,922
Intangibles, net................................................................      184,463          159,465
Other assets....................................................................        5,678            4,696
                                                                                    ---------        ---------
                                                                                     $609,956         $495,206
                                                                                    ---------        ---------
                                                                                    ---------        ---------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.............................................................     $254,864         $203,172
   Accrued expenses and other liabilities.......................................       50,759           35,300
   Accrued restructuring costs..................................................       20,902           16,801
   Deferred revenue.............................................................       13,923            7,992
   Deferred income taxes........................................................       13,568           10,782
   Current portion of long term debt............................................        8,908            8,449
                                                                                    ---------        ---------
         Total current liabilities..............................................      362,924          282,496
Long term debt, less current portion ...........................................      128,581          115,852
                                                                                     --------         --------
         Total liabilities......................................................      491,505          398,348
                                                                                     --------         --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................        ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding:  26,671,447 and 12,495,626
         shares, respectively...................................................           27               12
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding:  2,381,000 and 13,587,541 shares,
             respectively.......................................................            2               14
      Additional paid-in capital................................................      169,348          163,753
      Foreign currency translation adjustment...................................         (543)            (510)
      Accumulated deficit.......................................................      (50,383)         (66,411)
                                                                                    ---------        ---------

            Total stockholders' equity..........................................      118,451           96,858
                                                                                   ----------        ---------

                                                                                     $609,956         $495,206
                                                                                    ---------        ---------
                                                                                    ---------        ---------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              -------------------------------    --------------------------------
                                                 1998              1997               1998              1997
                                               ----------      ----------           ---------          -------

Commissions and fees .......................   $103,737           $66,724            $263,012         $167,343
                                                -------            ------             -------          -------

Operating expenses:
   Salaries and related costs...............     56,083            33,096             137,922           83,580
   Office and general.......................     30,049            21,798              84,105           58,083
   Merger costs.............................      7,090                --               9,577              ---
   Amortization of intangibles..............      1,703             1,529               6,328            4,378
                                                -------           -------            --------          -------
       Total operating expenses ............     94,925            56,423             237,932          146,041
                                                -------          --------             -------          -------

Operating income............................      8,812            10,301              25,080           21,302
                                                -------          --------              ------         --------

Other income (expense):
   Interest expense.........................     (3,266)           (3,055)             (9,214)          (6,712)
   Interest income..........................        659               669               1,749              278
   Other, net...............................       (710)              (53)               (803)             (50)
                                                --------        ----------           --------         ---------
       Total other income (expense), net....     (3,317)           (2,439)             (8,268)          (6,484)
                                                --------        ----------           --------         ---------

Income before provision for income taxes,
       minority interests and equity in
       (losses) of affiliates...............      5,495             7,862              16,812           14,818
Provision for income taxes..................      1,858             3,690               7,204            6,996
                                                 ------            ------              ------           ------
Income before minority interests
       and equity in (losses) of affiliates.      3,637             4,172               9,608            7,822
Minority interests..........................         --                29                  --              256
Equity in (losses) of affiliates............       (123)              (15)               (297)             (20)
                                               --------        -----------          ----------        ---------

Net income .................................      3,514             4,128               9,311            7,546
Preferred stock dividend and
       redemption premium...................         --                --                  --             (123)
                                             ----------          --------             -------          -------
Net income applicable to common and
    Class B common stockholders.............    $ 3,514           $ 4,128            $  9,311         $  7,423
                                                =======           =======            ========         ========

Net income per common and Class B
    common share:

       Basic................................   $   0.12           $  0.17            $   0.34         $   0.31
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------
       Diluted..............................   $   0.12          $   0.17            $   0.33         $   0.31
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------



Weighted average shares outstanding:
       Basic................................     29,074            23,978              27,416           23,630
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------

       Diluted..............................     29,941            24,533              28,223           24,110
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------




     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except share and per share amounts) (unaudited)

                                                              Class B
                                 Common stock,              Common stock,                 Foreign
                                $.001 par value            $.001 par value   Additional   Currency                     Total
                                ---------------           ---------------    paid-in      Translation    Accumulated   Stockholders'
                              Shares       Amount     Shares         Amount  capital      Adjustment     Deficit       Equity
                              ------       ------     ------         ------  ---------    ----------     -----------   ------------

Balance, January 1, 1998 ...    12,495,626    $ 12    13,587,541    $ 14      $ 163,753    $ (510)   $   (66,411)   $    96,858
Issuance of common stock
  in connection with the
  exercise of options ......        66,332      --         --         --            599       --             --              599

Issuance of common stock
  for purchases of interests
in subsidiaries ............        62,413      --         --         --          1,627       --             --            1,627

Redemption of common
  stock ....................      (287,352)     --         --         --           (668)      --             --             (668)
Issuance of common stock
  for matching contribution
  to 401(k)  plan ..........        27,273      --         --         --            627       --             --              627

Conversion of Class B
  common shares to
  common shares ............    11,206,541      12   (11,206,541)     (12)         --         --             --             --
Issuance of common stock
   in connection with
  pooling of interests .....     2,980,814      3          --         --            (3)       --             --             --

Issuance of common stock
  for bonuses ..............       119,800      --         --         --          3,413       --             --            3,413
Retained earnings
  of pooled companies,
   deemed not material .....          --        --         --         --           --         --            6,717          6,717
Foreign currency
  translation adjustment ...          --        --         --         --           --         (33)          --              (33)
Net income .................          --        --         --         --           --         --            9,311          9,311
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------
 Balance, September 30,
                        1998    26,671,447    $ 27     2,381,000    $  2       $169,348    $  (543)   $   (50,383)   $   118,451
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------




     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                      1998               1997
                                                                                    -------             -------

Cash flows from operating activities:
    Net income..................................................................    $   9,311      $     7,546
                                                                                    ---------      -----------

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        8,503            5,541
       Amortization of intangibles..............................................        6,328            4,378
       Provision for doubtful accounts..........................................        3,485            2,327
       Amortization of deferred compensation....................................        2,127               --
       Common stock issued for stay bonus.......................................        3,413               --
       Common stock issued for match to 401k plan...............................          627              555
       Minority interests.......................................................           --              256
       Provision for deferred income taxes......................................        3,624            5,309
       Other....................................................................         (803)             (53)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................      (36,185)         (10,773)
        Increase in work-in-process.............................................         (813)            (806)
        Increase in prepaid and other...........................................       (4,681)          (3,218)
        Increase in other assets................................................         (880)          (1,515)
        Increase in accounts payable, accrued expenses and other
         liabilities............................................................       37,253            5,813
                                                                                       ------           ------
       Total adjustments........................................................       21,998            7,814
                                                                                       ------           ------
          Net cash provided by operating activities.............................       31,309           15,360
                                                                                       ------           ------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................           --           (3,064)
       Repayments from Principal Stockholder....................................           --           14,903
       Capital expenditures.....................................................      (11,623)         (13,140)
       Payments for purchases of businesses, net of cash acquired...............      (15,674)         (56,769)
       Advances to and investments in affiliates................................           --              (71)
                                                                                    ---------        ---------
         Net cash used in investing activities..................................      (27,297)         (58,141)
                                                                                      --------         -------

Cash flows from financing activities:
       Payments on capitalized leases...........................................       (2,250)          (2,170)
       Capital contribution from Principal Stockholder..........................          --               275
       Borrowings under line of credit and proceeds from issuance of debt.......      755,455          463,100
       Repayments under line of credit and principal payments on debt...........     (750,898)        (463,232)
       Proceeds from stock issuance.............................................          --            51,165
       Cash received from the exercise of employee stock options................          599               539
       Distributions to minority interest.......................................          --              (25)
       Redemption of minority interest (including premium) .....................          --           (3,133)
Redemption of preferred stock (including premium)...............................          --           (2,105)
       Dividends on preferred stock.............................................          --              (18)
                                                                                  -----------        ---------
         Net cash provided by financing activities..............................        2,906           44,396
                                                                                     --------         --------

Net increase in cash and cash equivalents.......................................        6,918            1,615
Cash and cash equivalents, beginning of period..................................        5,937              898
                                                                                     --------        ---------
Cash and cash equivalents, end of period........................................      $12,855        $   2,513
                                                                                  -----------        ---------
                                                                                  -----------        ---------


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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                                   Three Months             Nine Months
                                                                September 30, 1998      September 30, 1998
                                                                -----------------       ------------------

         Basic..................................................          29,074               27,416
         Contingent shares......................................             150                   82
         Effect of assumed conversion of stock options..........             717                  725
                                                                             ---                  ---
         Diluted................................................          29,941               28,223
                                                                          ------               ------
                                                                          ------               ------


                                                                   Three Months             Nine Months
                                                                September 30, 1997      September 30, 1997
                                                                ------------------      ------------------

         Basic..................................................          23,978               23,630
         Effect of assumed conversion of stock options..........             555                  480
                                                                             ---                  ---
         Diluted................................................          24,533               24,110
                                                                          ------               ------
                                                                          ------               ------



NOTE 2-BUSINESS ACQUISITIONS

         In the nine month period ended September 30, 1998, the Company completed fourteen acquisitions, of which three are being accounted for as poolings of interests and eleven are being accounted for as purchases. Two of the poolings of interests were with executive search firms, and the third was with a recruitment advertising agency. Each of the poolings of interest was deemed not material. Consequently, the historical financial statements of the Company were not restated. The two pooled executive search firms are Johnson, Smith and Knisely Inc. ("JSK"), the 12th largest executive search firm in the U.S., according to Kennedy Publications, an official ranking service for the search industry, and TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm. The eleven purchases were comprised of (a) a human resources consulting firm intended to expand the traditional advertising services offered to the Company's recruitment advertising clients, (b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe, two in England, one in Germany and one in the Netherlands
(d) two U.S. based websites, AboutWork.com and StudentCenter.com and (e) two selection agencies, one in France and one in Spain. The total value of cash paid,

                         TMP WORLDWIDE INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (in thousands, except share and per share amounts)
                                  (unaudited)

promissory notes issued, and common stock issued for these transactions was approximately $102,023, including $85,276 of TMP common stock, for the 1998 period compared with $74,279 paid for acquisitions in the 1997 period.

         The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 assume that the acquisitions in 1998 and 1997 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                               Nine Months Ended September 30,       Year Ended December 31,
                                                  1998              1997              1997              1996
                                                 ------            ------            -----             ------

Commission and fees.........................   $320,272          $278,759            $368,293         $261,113

Net income (loss) applicable to common
   and Class B common stockholders..........   $  9,275          $  9,729            $ 11,020         $(50,948)

Net income (loss) per common and Class B common share:
   Basic....................................   $    .32          $   .36             $    .40         $  (2.65)
   Diluted..................................   $    .31          $   .35             $    .39         $  (2.65)

Pro forma net income applicable to common
   and Class B common stockholders(1) ......                                                          $  3,674

Pro forma net income per common and Class B common share:
   Basic  ..................................                                                          $    .19
   Diluted  ................................                                                          $    .19


(1) Excludes special compensation and interest charges in the amounts of $52,019 and $2,603, respectively.

NOTE 3-MERGER COSTS

Three of the acquisitions completed by the Company in the nine month period ended September 30, 1998, are being accounted for as poolings of interests. (See
Note 2.) In connection with these three acquisitions, the Company expensed merger related costs of $9,577 of which $7,090 were expensed during the three month period ended September 30, 1998 in connection with two acquisitions that were completed in that period. The $9,577 of merger costs for the nine month period ended September 30, 1998 consists of (1) $5,539 of non-cash employee stay bonuses, which included (a) $2,127 for the amortization of a $4,254 charge being expensed over the twelve months from April 1, 1998 to March 31, 1999 for TMP shares set aside for key personnel of JSK who must remain employees of the Company for a full year in order to earn such shares, (the "JSK Stay Bonus") and
(b) $3,413 for TMP shares to key personnel of TASA as employee stay bonuses and
(2) $4,038 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The merger costs for the three month period ended September 30, 1998 consists of (1) $4,476 of non-cash stay bonuses, which included (a) $1,063 for the amortization of one quarter of the JSK Stay Bonus and (b) $3,413 for TMP shares to key personnel of TASA and (2) $2,614 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. Of such costs, $1,134 were accrued as of September 30, 1998.

NOTE 4-PROPOSED ACQUISITION

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (in thousands, except share and per share amounts)
                                  (unaudited)

In August 1998, the Company announced its intention to acquire all of the outstanding stock of Morgan & Banks Limited of Sydney, Australia ("M&B"), a provider of human resource services to both the public and private sectors in Australasia, in a stock for stock transaction. The acquisition is expected to be accounted for as a pooling of interests. The purchase price is anticipated to be between 5.1 million and 8.2 million shares of TMP common stock, depending on the market price of TMP common stock and the currency exchange rate between the US dollar and the Australian dollar. For the fiscal year ended March 31, 1998 M&B had annual sales revenue of approximately $236 million (approximately 331 million Australian dollars).

NOTE 5-COMPREHENSIVE NET INCOME

SFAS No. 130 Reporting Comprehensive Income, requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim purposes, SFAS 130 requires disclosure of total comprehensive income.

Total comprehensive income is as follows:

                                                    For the Three Months Ended          For the Nine Months Ended
                                                         September 30,                        September 30,

                                                         1998   1997                           1998           1997
                                                         ----   ----                           ----           ----

 Net income.......................................     $3,514       $4,128                    $9,311        $7,546
 Foreign currency translation adjustments.........        246          445                       (33)          336
                                                      -------       ------                  --------       -------
 Comprehensive income................................. $3,760       $4,573                   $9,278         $7,882
                                                      -------       ------                  --------       -------
                                                      -------       ------                  --------       -------

NOTE 6 - ACCRUED RESTRUCTURING COSTS
Following is an analysis of the changes to accrued restructuring costs during the nine months from December 31, 1997 to September 30, 1998.

                                                           Balance                                          Balance
                                                          12/31/97     Additions         Payments          09/30/98
                                                          --------     ---------         --------          --------

Assumed obligations on leased facilities to be closed     $  7,830        $4,207          $  (560)          $11,477
Consolidation of acquired facilities                         2,521           890             (493)            2,918
Contracted payments exceeding current market costs             783            34               --               817
Relocation and other employee costs                          5,667         2,329           (2,781)            5,215
Other                                                           --           475               --               475
                                                       -----------      --------       ----------            ------
Total                                                      $16,801        $7,935          $(3,834)          $20,902
                                                       -----------      --------       ----------            ------
                                                       -----------      --------       ----------            ------



NOTE 7 - SUBSEQUENT EVENT

On November 5, 1998, the Company renegotiated its existing credit facility with its primary lender, the Bank of New York. The new agreement provides for a five year $175 million revolving credit facility at lower borrowing costs than the previous agreement, putting the Company's current interest rate at LIBOR plus
87.5 basis points as compared with LIBOR plus 150 basis points under the old facility.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview

     TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications, search and selection, and technology company. TMP provides comprehensive, individually tailored advertising services, including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products, and search and selection services. The Company is one of the world's largest recruitment advertising agencies, the world's largest yellow page advertising agency and a leader in the use of the Internet for recruiting.

     The Company offers advertising programs to more than 17,000 clients, including more than 70 of the Fortune 100 and more than 400 of the Fortune 500 companies. A substantial part of the Company's growth has been achieved through acquisitions. During the nine months ended September 30, 1998, the Company completed three poolings of interests and eleven other acquisitions, including one pooling of interests and seven acquisitions of companies in recruitment advertising. Given the significant number of acquisitions, the results of operations from period to period are not comparable.

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

     Commissions paid by publishers for recruitment advertising placed in the U.S. average 15% of recruitment gross billings. Outside of the U.S., TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom where, collectively the Company derived approximately 39% of its recruitment commissions and fees, based on consolidated results for the nine months ended September 30, 1998. The Company also earns fees for value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 20% of recruitment advertising gross billings. In 1998, the Company continued to expand the scope of its recruitment advertising business by acquiring, (1) in April, Johnson, Smith and Knisely Inc. ("JSK"), the 12th largest executive search firm in the U.S., according to Kennedy Publications, an official ranking service for

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Overview (continued)

the search industry, (2) in July, Europ Consultants, S.L. a search and selection firm in Barcelona, Spain, (3) in August, TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm and (4) in September, Daniel Porte, a French search and selection firm. Europ Consultants, S.L and Daniel Porte will become part of the Company's selection operations which is doing business under the MSL name since the January 1997 acquisition of MSL, a recruitment advertising company with a European selection operation. Through its search and selection operations, the Company will be able to further serve its recruitment advertising clients by helping them identify and hire middle to senior level executives. For yellow page advertising, the Company designs and executes advertising programs and receives an effective commission rate from directory publishers of approximately 20% of yellow page billings. The Company offers its clients "Internet based" recruitment advertising and other products to complement their advertising needs and has several career Web sites that provide fee based advertising services. The Company's Web sites include The Monster Board(R), Online Career Centersm, Be the Boss(R) and MedSearch. Each of these Web sites consists of a database of employment opportunities, resumes and a variety of other value added features. Collectively, as of September 30, 1998, TMP's career Web sites contained approximately 184,000 paid job postings from approximately 23,000 current clients and 619,000 resumes. TMP believes that it offers the most current career opportunities on the Web, with the majority of its listings less than 60 days old. For September 1998, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board(R) and Online Career Centersm) was approximately 5.2 million visits compared with approximately 3.9 million visits for June 1998 and approximately
2.1 million visits for September 1997. The increases in interactive revenue and Web site visits reflect an increasing acceptance of the Company's Internet services and products from existing and new clients and internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

     In the nine month period ended September 30, 1998, the Company completed fourteen acquisitions, of which three were accounted for as poolings of interests and eleven were accounted for as purchases. Two of the poolings of interests were with executive search firms, and the third was with a recruitment advertising agency. Each of the poolings of interest was deemed not material. Consequently, the historical financial statements of the Company were not restated. The eleven acquisitions accounted for as purchases were comprised of
(a) a human resources consulting firm intended to expand the traditional advertising services offered to the Company's recruitment advertising clients,
(b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe (two in England, one in Germany and one in the Netherlands) (d) a search and selection firm in France (e) a search and selection firm in Spain and (e) two U.S. based websites, AboutWork.com, which provides on-line career oriented chat room services, and StudentCenter.com, which is intended to enable the Company's clients to more easily reach the critical college marketplace. The total value of cash paid, promissory notes issued and common stock issued for these acquisitions was approximately $102.0 million, including $85.3 million for the fair market value of TMP common stock. This compares with the Company's acquisition of seven recruitment advertising business, including Austin Knight, Ltd. and one yellow page business for an aggregate purchase price of approximately $74.3 million, for the nine months ended September 30, 1997. In addition, in August 1998, the Company announced its intention to acquire all of the outstanding stock of Morgan & Banks Limited of Sydney, Australia ("M&B"), a provider of human resource services to both the public and private sectors in Australasia, in a stock for stock transaction. The acquisition is expected to be accounted for as a pooling of interests. The purchase price is anticipated to be between 5.1 million and 8.2 million shares of TMP common stock, depending on the market price of TMP common stock and the currency exchange rate between the US dollar and the Australian dollar. For the fiscal year ended March 31, 1998 M&B had annual revenue of approximately $236 million (approximately 331 million Australian dollars).

                               TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Results of Operations


                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              ----------------------------------------------------------------------

                                                 1998              1997               1998              1997
                                                 ----              ----               ----              ----
                                                                     (dollars in thousands)

Gross Billings:
---------------
  Recruitment ..............................   $195,591          $151,130            $586,071         $389,235
  Yellow pages .............................    143,618           139,533             372,899          349,910
  Search & selection .......................     21,271             2,779              34,985            5,296
  Internet(1)...............................     14,467             4,993              34,823           13,548
                                            -----------        ----------           ---------      -----------
Total ......................................   $374,947          $298,435          $1,028,778         $757,989
                                            -----------        ----------           ---------      -----------
                                            -----------        ----------           ---------      -----------

Commissions and Fees:
---------------------
  Recruitment ..............................   $ 39,609          $ 30,606            $120,321         $ 77,750
  Yellow pages .............................     29,545            28,625              75,982           71,375
  Search & selection .......................     21,271             2,779              34,985            5,296
  Internet(1)...............................     13,312             4,714              31,724           12,922
                                             ----------        ----------          ----------      -----------
Total ......................................   $103,737          $ 66,724            $263,012         $167,343
                                            -----------        ----------           ---------      -----------
                                            -----------        ----------           ---------      -----------


Commissions and Fees as a Percentage of Gross Billings:
-------------------------------------------------------
  Recruitment ..............................      20.3%             20.3%               20.5%            20.0%
  Yellow pages .............................      20.6%             20.5%               20.4%            20.4%
  Search & selection .......................     100.0%            100.0%              100.0%           100.0%
  Internet(1)...............................      92.0%             94.4%               91.1%            95.4%
Total  .....................................      27.7%             22.4%               25.6%            22.1%

EBITDA(2)...................................    $12,884           $13,740             $38,811          $30,895
Cash provided by  operating activities......    $20,919           $20,273             $31,309          $15,360
Cash used in investing activities...........    $(7,234)         $(34,349)           $(27,297)        $(58,141)
Cash provided by (used in) financing activities $(6,757)            $15,325           $2,906          $ 44,396



---------------

(1) Represents fees earned in connection with recruitment, yellow pages and other advertisements placed on the Internet, primarily on the Company's own Web sites.

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


                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              ----------------------------------------------------------------------
                                                 1998              1997               1998              1997
                                                 ----              ----               ----              ----
                                                                         ( in thousands)

Net income..................................    $ 3,514           $ 4,128             $ 9,311          $ 7,546
  Interest expense, net.....................      2,607             2,386               7,465            6,434
  Income tax expense........................      1,858             3,690               7,204            6,996
  Depreciation and amortization.............      4,905             3,536              14,831            9,919
                                               --------           -------            --------         --------
EBITDA .....................................    $12,884           $13,740             $38,811          $30,895
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------


                               TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Three months ended September 30, 1998 compared to the three months ended September 30, 1997

     Gross billings for the three months ended September 30, 1998 were $374.9 million, a net increase of $76.5 million or 25.6% from $298.4 million for the three months ended September 30, 1997. Commissions and fees for the three months ended September 30, 1998 were $103.7 million, an increase of $37.0 million or 55.5% from $66.7 million in the first three months of 1997. Recruitment commissions and fees were $39.6 million for the three months ended September 30, 1998 compared with $30.6 million for the three months ended September 30, 1997, an increase of $9.0 million or 29.4%. This increase was primarily due to acquisitions offset by a $1 million reduction from the effects of currency exchange rate fluctuations and a $.4 million net decrease in client spending and net clients lost. Yellow pages commissions and fees were $29.5 million for the three months ended September 30, 1998, an increase of $.9 million or 3.2% from $28.6 million in the first three months of 1997. Of this increase, $.6 million or 2% was due to net increases in client spending and net new clients and $.3 million was due to acquisitions. Search and selection commissions and fees were $21.3 million, an $18.5 million increase over the $2.8 million in the three months ended September 30, 1997, such increase reflects acquisitions during the 1998 period. Internet commissions and fees increased $8.6 million, or 182.4%, to $13.3 million for the three months ended September 30, 1998 from $4.7 million for the three months ended September 30, 1997 and reflects an increasing acceptance of the Company's Internet services and products by existing and new clients and internet users, the benefits of "co-branding" marketing efforts with other Internet content providers and increased sales and marketing activities.

     Operating expenses for the three months ended September 30, 1998 were $94.9 million, compared with $56.4 million for the same period in 1997 and as a percentage of commissions and fees were 91.5% and 84.6%, respectively. Of this $38.5 million increase, $7.1 million was for merger related costs. The $7.1 million in merger costs is comprised of (1) $4,476 of non-cash stay bonuses, which included (a) $1,063 for the amortization of one quarter of the JSK Stay Bonus and (b) $3,413 for TMP shares issued to key personnel of TASA as a Stay Bonus and (2) $2,614 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $4,198 or $.14 on a diluted earnings per share basis. Salary and related costs of $56.1 million were 54.1% of commissions and fees compared with $33.1 million or 49.6% for the three months ended September 30, 1997, an increase of $23.0 million or 69.5%. This increase is due to the growth of the Company's businesses. In addition, the increase of salary and related costs as a percent of commissions and fees reflects the higher salary structure of the executive search business, a service area that the Company recently entered with the acquisitions of JSK and TASA. Excluding executive search, salary & related costs as a percent of commissions and fees was 48.6% as compared with 49.6% for the three month period ended September 30, 1997. Office and general costs was $30.0 million, an increase of $8.2 million or 37.9% over the $21.8 million for the 1997 period and is due to the growth of the Company's businesses, increased spending to support the larger client base and higher marketing costs at the Company's interactive division. However, as a percent of commissions and fees office and general expenses declined to 29.0% from 32.7% for the same period in 1997. This 3.7 point decrease reflects the lower operating structure of the executive search business. Excluding executive search, office and general expenses as a percent of commissions and fees was 32.9% as compared with 32.7% for the three month period ended September 30, 1997.

     As a result of the above, operating income for the three months ended September 30, 1998 decreased $1.5 million or 14.5% to $8.8 million from $10.3 million for the comparable period in the prior year.

     Net interest expense for the three months ended September 30, 1998 was $2.6 million, an increase of $.2 million or 9.3%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

     Taxes on income for the three months ended September 30, 1998 were $1.9 million on a $5.5 million pretax profit for an effective tax rate of 33.8% compared with $3.7 million on a $7.9 million profit for an effective tax rate of 46.9% for the same period last year. The lower effective rate reflects less state taxes as a portion of the Company's overall taxes as a greater portion of the Company's business is conducted in Europe and Australia.

     Equity in losses of affiliates was $123 thousand compared with $15 thousand for the three months ended September 30, 1997, an increase of $108 thousand. The Company had no minority interests in consolidated

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

earnings for the three months ended September 30, 1998 compared with $29 thousand for the three months ended September 30, 1997.

     As a result of all of the above, net income available to common and Class B common stockholders for the three months ended September 30, 1998 decreased $.6 million to $3.5 million from $4.1 million for the three months ended September 30, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended September 30, 1998 was $.12, a decrease of $.05 or 29.4% under the $.17 for the comparable 1997 period.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

     Gross billings for the nine months ended September 30, 1998 were $1,028.8 million, a net increase of $270.8 million or 35.7% from $758.0 million for the nine months ended September 30, 1997. Commissions and fees for the nine months ended September 30, 1998 were $263.0 million, an increase of $95.7 million or 57.2% from $167.3 million in the first nine months of 1997. Recruitment commissions and fees were $120.3 million for the nine months ended September 30, 1998 compared with $77.8 million for the nine months ended September 30, 1997, an increase of $42.6 million or 54.8%. This increase was primarily due to acquisitions with an effect of approximately $38.6 million, foreign currency exchange fluctuations with a negative effect of approximately $2.7 million and approximately $6.6 million from increased client spending and new clients partially offset by the effects of client losses. Yellow page commissions and fees were $76.0 million for the nine months ended September 30, 1998 compared with $71.4 million for the nine months ended September 30, 1997, an increase of 6.5% or $4.6 million. Approximately $3.0 million of such increase was due to net increases in client spending and new clients and approximately $1.5 million was due to acquisitions. Search and selection fees were $35.0 million compared with $5.3 million for the nine months ended September 30, 1997, an increase of $29.7 million, due to acquisitions, primarily in executive search. Internet commissions and fees increased 145.5% or $18.8 million to $31.7 million for the nine months ended September 30, 1998 from $12.9 million for the nine months ended September 30, 1997. This increase reflects an increasing acceptance of the Company's Internet products from existing and new clients, the benefits of "co-branding" marketing efforts with other Internet content providers and increased sales and marketing activities.

     Operating expenses for the nine months ended September 30, 1998 were $237.9 million, compared with $146.0 million for the same period in 1997. The increase of $91.9 million or 62.9% reflects acquisition activity, including $9.6 million for merger costs. The $9.6 million in merger costs is comprised of (1) $5.5 million of non-cash employee stay bonuses, which included (a) $2.1 million for the amortization of 50% of a $4.2 million charge being expensed over the twelve months from April 1, 1998 to March 31, 1999 for TMP shares set aside for key personnel of JSK who must remain employees of the Company for a full year in order to earn such shares, (the "JSK Stay Bonus") and (b) $3.4 million for TMP shares issued to key personnel of TASA as employee stay bonuses and (2) $4.1 million of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $6.2 million or $.22 per diluted share. Salary and related costs for the nine months ended September 30, 1998 were $137.9 million, a $54.3 million or 65.0% increase over the $83.6 million for the nine months ended September 30, 1997. This increase is due to the growth of the Company's businesses. In addition, the ratio of salary and related costs for the nine months ended September 30, 1998 to commissions and fees was 52.4% compared with 49.9.% ratio for the nine months ended September 30, 1997. This increase of 2.5 points reflects the higher salary structure of the executive search business, a service area that the Company recently entered with the acquisitions of JSK and TASA as stated above. Excluding executive search, salary and related costs as a percent of commissions and fees was 50.5% as compared with 49.9% for the nine months ended September 30, 1997. Office and general costs was $84.1 million, a $26.0 million or 44.8% increase over the $58.1 million for the nine months ended September 30, 1997. However, office and general expenses as a percentage of commissions and fees declined to 32.0% for the nine months ended September 30, 1998 from 34.7% in the prior year period. This 2.7 point decrease reflects the lower operating structure of the executive search business. Excluding executive search, office and general expenses as a percent of commissions and fees was 33.6% as compared with 34.7% for the nine month period ended September 30, 1997.

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     As a result of the above, operating income for the nine months ended September 30, 1998 increased $3.8 million or 17.7% to $25.1 million from $21.3 million for the comparable period last year.

     Net interest expense for the nine months ended September 30, 1998 was $7.5 million, an increase of $1.1 million or 16.0% over the $6.4 million for the comparable period in 1997, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

     Taxes on income for the nine months ended September 30, 1998 were $7.2 million on a pretax profit of $16.8 million, for an effective tax rate of 42.9%. This compares with taxes of $7.0 million for the same period last year on a pretax profit of $14.8 million, for an effective tax rate of 47.2%. The increase of $0.2 million is a result of higher pretax profits. The lower effective tax rate reflects a benefit in 1998 from operating loss carryovers of certain subsidiaries that were previously unable to benefit from losses and the effect in 1997 of higher state and foreign tax rates.

     For the nine months ended September 30, 1998, equity in losses of affiliates was $297,000, reflecting losses at the Company's minority owned real estate advertising affiliate, as compared with a $20,000 loss for the same period in 1997. Minority interests in consolidated earnings for the nine months ended September 30, 1997 were $.3 million and preferred dividends for the nine months ended September 30, 1997 were $123,000. There were no such items in 1998 because the underlying instruments were redeemed in 1997.

     As a result of all of the above, net income available to common and Class B common stockholders for the nine months ended September 30, 1998 was $9.3 million, an increase of $1.9 million or 25.4% over the $7.4 million for the nine months ended September 30, 1997. Per diluted share, earnings for the nine months ended September 30, 1998 was $.33, an increase of $.02 or 6.5% over the $.31 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 1998 was $31.3 million compared with $15.4 million for the nine months ended September 30, 1997. The favorable variance of $15.9 million for the 1998 period compared with the 1997 period was primarily due to (1) $6.2 million of charges funded through stock issuances compared with $.6 million for the 1997, a $5.6 million improvement, (2) a $4.9 million increase in depreciation and amortization expenses, and (3) a $1.1 million benefit in 1998, from the increase in accounts payable over accounts receivable while the change in these items for the 1997 period reflected a $5.0 million net use of cash, reflecting increased payments to yellow page vendors, a $6.1 million improvement. The cash for these payments was provided by higher borrowing capacity after the Company repaid a portion of its bank debt with proceeds from its initial public offering in December 1996. EBITDA was $38.8 million for the nine months ended September 30, 1998, an increase of $7.9 million or 25.6% from $30.9 million for the nine months ended September 30, 1997. This improvement for 1998 as compared with 1997, reflects a $4.9 million increase in depreciation and amortization expense for 1998 as compared with 1997. However, as a percentage of commissions and fees, EBITDA decreased to 14.8% for the nine months ended September 30, 1998 from 18.5% for the nine months ended September 30, 1997. The decrease resulted primarily from the $9.6 million charge for merger costs, which was 3.6% of commissions and fees for the nine months ended September 30, 1998.

     The Company's investing activities for the nine months ended September 30, 1998 used cash of $27.3 million compared with $58.2 million for the nine months ended September 30, 1997. The $30.8 million decrease was primarily due to $41.6 million less in payments for acquisitions, reflecting the use of shares to make acquisitions of businesses, and $1.5 million less in capital expenditures. In addition, in the 1997 period the Company received a net payment of $11.8 million from the Principal stockholder, as he used proceeds from the sale of some of his TMP stock sold in the secondary offering to repay the net outstanding debt owed the Company.




                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and the issuance of shares in connection with the exercise of employee stock options, for purchases of businesses and compensation. In addition, in 1997, the Company received $51.2 million in proceeds from the sale of common stock in a follow on public offering and used $5.2 million to redeem outstanding preferred stock and a minority interest position, a net receipt of $46.0 million. The Company's financing activities for the nine months ended September 30, 1998 provided net cash of $2.9 million, compared with $44.4 million provided in the nine months ended September 30, 1997. The decrease of $41.5 million primarily reflects the $45.9 million receipt and use of cash from the secondary offering in 1997, partially offset in 1998 by net borrowings of $4.5 million.

     At September 30, 1998, the Company had a $175 million committed line of credit from its primary lender pursuant to a revolving credit agreement. Of such line, at September 30, 1998, approximately $50.9 million was unused and $20.9 million could be borrowed based upon the eligible collateral base. In addition, the Company has secured lines of credit aggregating $6 million for its operations in Australia, France, Belgium and the Netherlands of which approximately $3 million was unused at September 30, 1998. On November 5, 1998, the Company renegotiated its existing credit facility with its primary lender. The new agreement provides for a five year $175 million revolving credit facility at lower borrowing costs than the previous agreement, putting the Company's current interest rate at LIBOR plus 87.5 basis points

Cash and cash equivalents at September 30, 1998 equaled $12.9 million, a $10.4 million increase from the $2.5 million position at December 31, 1997.

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

        (c)(i) 1,703,894 shares of Common Stock were issued to 55 shareholders in August 1998 in connection with the acquisition of TASA Holding A.G., a Swiss corporation. Such securities were not registered under the Securities Act of 1933, as amended, ("the Securities Act"). 1,303,549 of such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Securities Act and 400,345 of such securities were issued pursuant to the exemption contained in Section 4(2)

       (c)(ii) 505,593 shares of Common Stock were issued in September 1998 in connection with the acquisition of Stackig, Inc., a District of Columbia corporation. Such securities were not registered under the Securities Act, pursuant to the exemption contained in
                 Section 4(2) of the Securities Act



Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as a part of this report:

                  10.1 Third Amended and Restated Accounts Receivable Management and Security Agreement, dated November 5, 1998, by and among BNY Financial Corporation, as Lender and Agent, the Other Lenders Named therein and the Company, as Borrower

                  10.2 Amendment No 1 to Employment Agreement, dated October 21, 1998, between the Company and James J. Treacy

                  10.3 Amendment No 1 to Employment Agreement, dated November 15, 1998, between the Company and Andrew J. McKelvey

                  27   Financial Data Schedule

         (b) Reports on Form 8-K: (i) On September 15, 1998, the Company filed a Form 8-K with respect to the issuance of 1,703,894 shares of Common Stock, a portion of which were issued pursuant to Regulation S, in connection with the acquisition of TASA Holding A.G.

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


                                                  TMP WORLDWIDE INC.
                                                   -----------------------------
                                                  (Registrant)



Date: November 12, 1998                           /s/  Thomas G. Collison
                                                   -----------------------------
                                                  Thomas G. Collison
                                                  Vice Chairman
                                                  (Principal Financial Officer)

Date: November 12, 1998                           /s/  Roxane Previty
                                                   -------------------
                                                   Roxane Previty
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)