Form 10-Q/A
period 1997-03-31
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         March 31,  December 31,
                                                                           1997        1996
                                                                       -----------  ------------
                                                                       (unaudited)
Assets
--------
Current assets
   Cash and cash equivalents ..........................................  $  1,196    $    898
    Accounts receivable - net .........................................   210,659     191,728
    Work-in-process ...................................................    17,356      14,542
    Prepaid and other .................................................     5,586       5,482
                                                                         --------    --------
         Total current assets .........................................   234,797     212,650
Receivable from Principal Stockholder .................................    11,375      11,413
Property and equipment - net ..........................................    22,583      20,562
Deferred income taxes .................................................     9,325       9,325
Intangibles - net .....................................................    80,431      73,975
Other assets ..........................................................     4,178       3,828
                                                                         --------    --------
                                                                         $362,689    $331,753
                                                                         --------    --------
                                                                         --------    --------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable ...................................................  $177,860    $182,129
   Accrued expenses and other liabilities .............................    26,928      23,463
   Deferred income taxes ..............................................    10,714       9,818
   Current portion of long-term debt ..................................     4,873       9,167
                                                                         --------    --------
         Total current liabilities ....................................   220,375     224,577
Long-term debt, less current portion ..................................   108,132      70,799
                                                                         --------    --------
         Total liabilities ............................................   328,507     295,376
                                                                         --------    --------
Minority interests ....................................................       434       3,082
                                                                         --------    --------
Redeemable preferred stock ............................................      --         2,000
                                                                         --------    --------
Stockholders' equity:
   Preferred stock, $.001 par value, authorized 800,000 shares;
      issued and outstanding - none ...................................      --          --
   Common stock, $.001 par value, authorized 200,000,000
      shares; issued and outstanding - 8,670,245, and 8,605,436
      shares respectively .............................................         9           8
   Class B common stock, $.001 par value, authorized 39,000,000
      shares issued and outstanding - 14,787,541 shares ...............        15          15
   Additional paid-in capital .........................................   108,197     106,803
   Foreign currency translation adjustment ............................       426         380
   Deficit ............................................................   (74,899)    (75,911)
                                                                         --------    --------
Total stockholders' equity ............................................    33,748      31,295
                                                                         --------    --------
                                                                         $362,689    $331,753
                                                                         --------    --------
                                                                         --------    --------

      See accompanying notes to consolidated condensed financial statements


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)


                                                               Three Months ended March 31,
                                                              -----------------------------
                                                                  1997              1996
                                                              -----------       -----------
Commissions and fees ......................................   $    45,983       $    33,988
                                                              -----------       -----------
Operating expenses:
   Salaries and related costs .............................        23,339            17,177
   Office and general expenses ............................        16,319            12,191
   Amortization of intangibles ............................         1,330               954
   CEO bonus ..............................................           375                 -
                                                              -----------       -----------
         Total operating expenses .........................        41,363            30,322
                                                              -----------       -----------
Operating income ..........................................         4,620             3,666
                                                              -----------       -----------
Other income (expense):
  Interest expense ........................................        (2,234)           (2,814)
  Interest income .........................................           437               115
  Other - net .............................................            (6)               14
                                                              -----------       -----------
Total other income (expense) - net ........................        (1,803)           (2,685)
                                                              -----------       -----------
Income before provision for income taxes, minority
    interests and equity in earnings of affiliates ........         2,817               981
Provision for income taxes ................................         1,508               937
                                                              -----------       -----------
Income before minority interests and equity in earnings
    of affiliates .........................................         1,309                44
Minority interests ........................................           184               116
Equity in earnings of affiliates ..........................            10                 6
                                                              -----------       -----------
Net income (loss) .........................................         1,135               (66)
Preferred stock dividends and redemption premium ..........          (123)              (52)
                                                              -----------       -----------
Net income (loss) applicable to common and Class B
    common stockholders....................................   $     1,012       $      (118)
                                                              -----------       -----------
                                                              -----------       -----------
Net income (loss) per common and Class B
    common share ..........................................         $0.04            $(0.01)
                                                              -----------       -----------
                                                              -----------       -----------
Weighted average number of common, Class B
    common and common equivalent shares outstanding .......    23,788,562        19,637,166
                                                              -----------       -----------
                                                              -----------       -----------


     See accompanying notes to consolidated condensed financial statements.


                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                      Common stock       Class B common stock
                                     $.001 par value       $.001 par value
                                   ------------------    --------------------
                                    Shares     Amount      Shares     Amount
                                   ---------   ------    ----------  -------
BALANCE, January 1, 1997 ......    8,605,436     $8      14,787,541    $15
Issuance of common stock
   in connection with
   the exercise of options ....        2,961     --            --       --
Issuance of common stock
   for purchase of equity
   interest in subsidiary .....       61,848      1            --       --
Foreign currency
    translation adjustment ....         --       --            --       --
Dividends on preferred stock
  and redemption premium ......         --       --            --       --
Capital contribution from
  Principal Stockholder
  Re: CEO bonus................         --       --            --       --
Net income ....................         --       --            --       --
                                   ---------   ------    ----------  -------
Balance, March 31, 1997 .......    8,670,245     $9      14,787,541    $15


                                      Additional     Foreign       Retained        Total
                                       paid-in      currency       earnings     stockholders'
                                       capital     translation     (deficit)       equity
                                      --------     -----------     --------     -------------
BALANCE, January 1, 1997 ......       $106,803        $380         $(75,911)       $31,295
Issuance of common stock
   in connection with
   the exercise of options ....             20          --               --             20
Issuance of common stock
   for purchase of equity
   interest in subsidiary .....            999          --               --          1,000
Foreign currency
    translation adjustment ....           --            46               --             46
Dividends on preferred stock
  and redemption premium ......           --            --             (123)          (123)
Capital contribution from
  Principal Stockholder
  Re: CEO bonus................            375          --               --            375
Net income ....................           --            --            1,135          1,135
                                      --------        ----         --------     -------------
Balance, March 31, 1997 .......       $108,197        $426         $(74,899)       $33,748



                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           1997            1996
                                                                                         --------         -------
Cash flows from operating activities:
   Net income
(loss)...................................................................                $  1,135         $   (66)
                                                                                         --------         -------
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization of property and equipment..........................     1,557             955
      Amortization of intangibles......................................................     1,330             954
      Provision for doubtful accounts..................................................       509           1,295
      Minority interests...............................................................       184             116
      Provision for deferred income taxes..............................................       896             209
      CEO bonus .......................................................................       375              --
                                                                                         --------        --------
      Other............................................................................        (6)            (44)
      Changes in assets and liabilities, net of effects of purchases of businesses:
         Increase in accounts receivable, net..........................................    (6,080)        (13,636)
         Increase in work-in-process...................................................    (2,257)         (2,752)
         Increase in prepaid and other.................................................      (513)         (1,851)
         Increase in other assets......................................................      (424)            (57)
         Increase (decrease) in accounts payable and accrued liabilities...............   (12,294)         13,406
                                                                                         --------        --------
            Total  adjustments.........................................................   (16,723)         (1,405)
                                                                                         --------        --------
            Net cash used in operating activities......................................   (15,588)         (1,471)
Cash flows from investing activities:
   Payments pursuant to notes to Principal Stockholder.................................      (656)           (688)
   Repayments from Principal Stockholder...............................................       695           1,201
   Capital expenditures................................................................    (1,500)           (751)
   Payments for purchases of businesses, net of cash acquired..........................    (8,229)         (2,503)
   Advances to and investments in affiliates...........................................       (71)           (322)
                                                                                         --------        --------
            Net cash used in investing activities......................................    (9,761)         (3,063)
                                                                                         --------        --------
Cash flows from financing activities:
   Payments on capitalized leases......................................................      (318)           (254)
   Borrowings under line of credit and proceeds from issuance of debt..................   177,859         147,074
   Repayments under line of credit and principal payments on debt......................  (146,613)       (143,266)
   Distribution to minority interest...................................................       (25)            (73)
   Redemption of minority interest.....................................................    (3,133)            --
   Redemption of preferred stock.......................................................    (2,105)            --
   Dividends on preferred stock........................................................       (18)            (53)
                                                                                         --------        --------
            Net cash provided by financing activities..................................    25,647           3,428
                                                                                         --------        --------
Net increase (decrease) in cash and cash equivalents...................................       298          (1,106)
Cash and cash equivalents, beginning of period.........................................       898           2,719
                                                                                         --------        --------
Cash and cash equivalents, end of period...............................................  $  1,196        $  1,613
                                                                                         --------        --------
                                                                                         --------        --------

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

        Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO and Principal Stockholder, because he permanently waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities paid by the Principal Stockholder," TMP must record bonus expense for this non-cash item, even though their receipt has been permanently waived. The Company has complied in this amended filing.

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

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                              1997       1996
                                                            -------    -------
Commissions and fees                                        $51,176    $45,176
Pro forma net income                                        $ 1,114    $   280
Pro forma net income per common and Class B common share    $   .05    $   .01

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


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

- ------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
                                                             Three months ended March 31,
                                                             ----------------------------
                                                               1997                1996
                                                             --------            --------
                                                                    (in thousands)

Gross Billings:
- ---------------
Yellow page advertising                                      $ 98,811            $102,130
Recruitment advertising                                       111,436              60,685
Internet(1)                                                     3,906                 944
                                                             --------            --------
Total                                                        $214,153            $163,759
                                                             --------            --------
                                                             --------            --------

Commissions & Fees:
- -------------------
Yellow page advertising                                      $ 19,714            $ 20,393
Recruitment advertising                                        22,500              12,734
Internet(1)                                                     3,769                 861
                                                             --------            --------
Total                                                        $ 45,983            $ 33,988
                                                             --------            --------
                                                             --------            --------

Commissions & Fees as a Percentage of Gross Billings:
-----------------------------------------------------
Yellow page advertising                                          20.0%               20.0%
Recruitment advertising                                          20.2%               21.0%
Internet(1)                                                      96.5%               91.2%
Total                                                            21.5%               20.8%

EBITDA(2)                                                    $  7,327             $ 5,479
Cash used in operating activities                            $(15,588)            $(1,471)
Cash used in investing activities                            $ (9,761)            $(3,063)
Cash provided by financing activities                        $ 25,647             $ 3,428

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

                                                   Three months ended March 31,
                                                   ----------------------------
                                                    1997                 1996
                                                   ------               ------
                                                         (in thousands)
Net income (loss)                                  $1,135               $  (66)
  Interest expense - net                            1,797                2,699
  Income tax expense                                1,508                  937
  Depreciation and amortization                     2,887                1,909
                                                   ------               ------
EBITDA                                             $7,327               $5,479
                                                   ------               ------
                                                   ------               ------

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

-------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1996
- --------------------------------------------------------------
     Gross billings for the three months ended March 31, 1997 were $214.2 million, a net increase of $50.4 million or 30.8% from $163.8 million for the three months ended March 31, 1996. Commissions and fees for the three months ended March 31, 1997 were $46.0 million, an increase of $12.0 million or 35.3% from $34.0 million in the first three months of 1996. Recruitment commissions and fees were $22.5 million for the three months ended March 31, 1997 compared with $12.7 million for the three months ended March 31, 1996, an increase of $9.8 million or 77.2%. This increase was primarily due to acquisitions and was partially offset by reductions in client spending. Internet commissions and fees increased 337.8% to $3.8 million for the three months ended March 31, 1997 from $861,000 for the three months ended March 31, 1996 reflecting an increasing acceptance of the Company's products from both existing and new clients, and "co-branding" marketing efforts with other internet content providers. Yellow Page commissions and fees decreased by 3.4% or $700,000 to $19.7 million for the three months ended March 31,1997 from $20.4 million for the three months ended March 31 1996, reflecting client resignations and shifts in the timing of yellow page directory printing schedules.

     Operating expenses for the three months ended March 31, 1997 were $41.4 million, compared with $30.3 million for the same period in 1996. The increase of $11.1 million or 36.7% reflects acquisition activity, including higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 90.0% for the three months ended March 31, 1997 as compared to 89.2% in the prior year period.

     As a result of the above, operating income for the three months ended March 31, 1997 increased $.9 million or 24.3% to $4.6 million from $3.7 million for the comparable period last year.

     Net interest expense for the three months ended March 31, 1997 was $1.8 million, a decrease of $900,000 or 33.4%, reflecting the reduction in debt resulting from the use of the proceeds of the Company's initial public offering, which closed in December 1996, and interest earned on loans to the Company's Principal Stockholder.

     Income taxes for the three months ended March 31, 1997 were $1.5 million compared with $900,000 for the same period last year, an increase of $600,000 or 66.7% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to fully benefit from losses at certain subsidiaries, as evidenced by an effective tax rate of 53.5% for the three month period ended March 31 1997 compared with an effective tax rate of 95.5% for the comparable 1996 period.

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

     As a result of all of the above, net income available to common and Class B common stockholders for the three months ended March 31, 1997 increased $1.1 million to $1.0 million from a loss of $118,000 for the for the three months ended March 31, 1996.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
     Net cash used in operating activities for the three months ended March 31, 1997 was $15.6 million compared with $1.5 million for the three months ended March 31, 1996. The increase of $14.1 million was primarily due to accelerated payments to yellow page vendors in the 1997 period as the Company utilized the increased cash available to it under its credit facilities. EBITDA increased $1.8 million or 33.7% to $7.3 million for the three months ended March 31, 1997 from $5.5 million for the three months ended March 31, 1996. As a percent of commissions and fees, EBITDA increased to 15.9% for the three months ended March 31, 1997 as compared with 16.1% for the three months ended March 31, 1996. The increase resulted from a higher operating profit as described above.

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

                                                   TMP WORLDWIDE INC.
                                                      (Registrant)
                                                   ----------------

Date: January 4, 1999                             /s/ THOMAS G. COLLISON
      ---------------                             -----------------------------
                                                  Thomas G. Collison
                                                  Vice Chairman
                                                  (Principal Financial Officer)


Date: January 4, 1999                             /s/ ROXANE PREVITY
      ---------------                             -----------------------------
                                                  Roxane Previty
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)