Form 10-Q/A
period 1997-06-30
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                  FORM 10-Q/A
                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Item 2.     Management's Discussion and Analysis of Financial Condition
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

                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                         JUNE 30,
                                                                                           1997      DECEMBER 31,
                                                                                        (UNAUDITED)      1996
                                                                                        -----------  ------------
ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $   1,264    $      898
  Accounts receivable,net.............................................................     203,509       191,728
  Work-in-process.....................................................................      17,665        14,542
  Prepaid and other...................................................................       6,111         5,482
                                                                                        -----------  ------------
      Total current assets............................................................     228,549       212,650
Receivable from Principal Stockholder.................................................      11,611        11,413
Property and equipment, net...........................................................      31,568        20,562
Deferred income taxes.................................................................       9,046         9,325
Intangibles, net......................................................................      90,095        73,975
Other assets..........................................................................       3,179         3,828
                                                                                        -----------  ------------
                                                                                         $ 374,048    $  331,753
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable..................................................................   $ 174,532    $  182,129
    Accrued expenses and other liabilities............................................      28,682        23,463
    Deferred income taxes.............................................................      10,420         9,818
    Current portion of long term debt.................................................       6,046         9,167
                                                                                        -----------  ------------
      Total current liabilities.......................................................     219,680       224,577
Long-term debt, less current portion..................................................     116,088        70,799
                                                                                        -----------  ------------
      Total liabilities...............................................................     335,768       295,376
                                                                                        -----------  ------------
Minority interests....................................................................         435         3,082
                                                                                        -----------  ------------
Redeemable preferred stock............................................................      --             2,000
                                                                                        -----------  ------------
Stockholders' equity:
    Preferred stock, $.001 par value, authorized 800,000 shares;
      issued and outstanding--none....................................................      --            --
    Common stock, $.001 par value, authorized 200,000,000 shares;
      issued and outstanding--8,797,342, and 8,605,436
      shares respectively.............................................................           9             8
    Class B common stock, $.001 par value, authorized 39,000,000 shares
      issued and outstanding--14,787,541 shares.......................................          15            15
    Additional paid-in capital........................................................     110,916       106,803
    Foreign currency translation adjustment...........................................         271           380
    Accumulated deficit...............................................................     (73,366)      (75,911)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      37,845        31,295
                                                                                        -----------  ------------
                                                                                         $ 374,048    $  331,753
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS                 SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                        --------------------------  --------------------------
                                                            1997          1996          1997          1996
                                                        ------------  ------------  ------------  ------------
Commissions and fees..................................  $     54,636  $     36,675  $    100,619  $     70,663
                                                        ------------  ------------  ------------  ------------
Operating expenses:
  Salaries and related costs..........................        27,145        18,384        50,484        35,561
  Office and general expenses.........................        19,966        14,146        36,285        26,337
  Amortization of intangibles.........................         1,519         1,059         2,849         2,013
  CEO bonus...........................................           375            --           750            --
                                                        ------------  ------------  ------------  ------------
    Total.............................................        49,005        33,589        90,368        63,911
                                                        ------------  ------------  ------------  ------------
Operating income......................................         5,631         3,086        10,251         6,752
                                                        ------------  ------------  ------------  ------------
Other income (expense):
  Interest expense....................................        (2,761)       (3,221)       (4,995)       (6,035)
  Interest income.....................................           510            87           947           202
  Other, net..........................................             9           436             3           450
                                                        ------------  ------------  ------------  ------------
    Total other income (expense), net.................        (2,242)       (2,698)       (4,045)       (5,383)
                                                        ------------  ------------  ------------  ------------
Income before provision for income taxes, minority
  interests and equity in earnings of affiliates......         3,389           388         6,206         1,369
Provision for income taxes............................         1,798            (7)        3,306           930
                                                        ------------  ------------  ------------  ------------
Income before minority interests and equity earnings
  of affiliates.......................................         1,591           395         2,900           439
Minority interests....................................            43           110           227           226
Equity in earnings (losses) of affiliates.............           (15)           10            (5)           16
                                                        ------------  ------------  ------------  ------------
Net income............................................         1,533           295         2,668           229
Preferred stock dividend and redemption premium.......             0           (53)         (123)         (105)
                                                        ------------  ------------  ------------  ------------
Net income applicable to common and Class B common
  stockholders........................................  $      1,533  $        242  $      2,545  $        124
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------
Net income per common and Class B common share........  $       0.06  $       0.01  $        .11  $        .01
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------
Weighted average number of common, Class B common and
  common equivalent shares outstanding................        24,087        19,617        24,037        19,638
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 CLASS B
                                     COMMON STOCK,            COMMON STOCK,                       FOREIGN
                                    $.001 PAR VALUE          $.001 PAR VALUE      ADDITIONAL     CURRENCY
                                ------------------------  ----------------------    PAID-IN     TRANSLATION   ACCUMULATED
                                 SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL     ADJUSTMENT      DEFICIT
                                ---------  -------------  ---------  -----------  -----------  -------------  ------------
Balance, January 1, 1997......  8,605,436    $       8    14,787,541  $      15    $ 106,803     $     380     $  (75,911)
Issuance of common stock in
  connection with the exercise
  of options..................     37,575           --           --          --          489            --             --
Capital contribution from
  Principal Stockholder re:
  CEO bonus and other.........         --           --           --          --        1,025            --             --
Issuance of common stock for
  purchases of interest in
  subsidiaries................    110,783            1           --          --        2,044            --             --
Issuance of common stock for
  Company match to 401K plan..     43,548           --           --          --          555            --             --
Foreign currency translation
  adjustment..................         --           --           --          --           --          (109)            --
Dividend on preferred stock
  and redemption premium......         --           --           --          --           --            --           (123)
Net income....................         --           --           --          --           --            --          2,668
                                ---------    ----------   ----------- ----------   ---------     ----------    -----------
Balance, June 30, 1997........  8,797,342    $       9    14,787,541  $      15    $ 110,916     $     271     $  (73,366)
                                ---------    ----------   ----------- ----------   ---------     ----------    -----------
                                ---------    ----------   ----------- ----------   ---------     ----------    -----------


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance, January 1, 1997......    $  31,295
Issuance of common stock in
  connection with the exercise
  of options..................          489
Capital contribution from
  Principal Stockholder.......        1,025
Issuance of common stock for
  purchases of interest in
  subsidiaries................        2,045
Issuance of common stock for
  Company match to 401K plan..          555
Foreign currency translation
  adjustment..................         (109)
Dividend on preferred stock
  and redemption premium......         (123)
Net income....................        2,668

                                -------------
Balance, June 30, 1997........    $  37,845

                                -------------
                                -------------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Cash flows from operating activities:
  Net income................................................................................  $   2,668  $     229
                                                                                              ---------  ---------
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization of property and equipment.................................      3,534      2,025
    Amortization of intangibles.............................................................      2,849      2,013
    Provision for doubtful accounts.........................................................      1,507      1,993
    Minority interests......................................................................        227        226
    Provision for deferred income taxes.....................................................        912      1,078
    Other...................................................................................         (3)       162
    CEO Bonus...............................................................................        750      --
    Changes in assets and liabilities, net of effects of purchases of businesses:
      (Increase) decrease in accounts receivable, net.......................................      2,732     (6,496)
      Increase in work-in-process...........................................................     (2,566)    (1,063)
      (Increase) decrease in prepaid and other..............................................        (12)        43
      (Increase) decrease in other assets...................................................         87       (326)
      Increase (decrease) in accounts payable and accrued liabilities.......................    (17,598)    18,640
                                                                                              ---------  ---------
        Total adjustments...................................................................     (7,581)    18,295
                                                                                              ---------  ---------
        Net cash provided by (used in) operating activities.................................     (4,913)    18,524
                                                                                              ---------  ---------
Cash flows from investing activities:
  Payments pursuant to notes to Principal Stockholder.......................................       (656)    (3,733)
  Repayments from Principal Stockholder.....................................................        695      1,127
  Capital expenditures......................................................................    (12,385)    (3,429)
  Payments for purchases of businesses, net of cash acquired................................    (11,375)    (4,037)
  Proceeds from sale of assets..............................................................         --      3,347
  Advances to and investments in affiliates.................................................        (71)      (443)
                                                                                              ---------  ---------
        Net cash used in investing activities...............................................    (23,792)    (7,168)
                                                                                              ---------  ---------
Cash flows from financing activities:
  Payments on capitalized leases............................................................     (1,450)      (434)
  Capital contribution from Principal Stockholder...........................................        275     --
  Borrowings under line of credit and proceeds from issuance of debt........................    320,094    305,758
  Repayments under line of credit and principal payments on debt............................   (284,567)  (315,015)
  Distributions to minority interest........................................................        (25)      (157)
  Redemption of minority interest (including premium).......................................     (3,133)    --
  Redemption of preferred stock (including premium).........................................     (2,105)    --
  Dividends on preferred stock..............................................................        (18)      (105)
                                                                                              ---------  ---------
        Net cash provided by (used in) financing activities.................................     29,071     (9,953)
                                                                                              ---------  ---------
Net increase in cash and cash equivalents...................................................        366      1,403
Cash and cash equivalents, beginning of period..............................................        898      2,719
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $   1,264  $   4,122
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO and Principal Stockholder, because he permanetly waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company, that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilties paid by the Principal Stockholder", TMP must record bonus expense for this non-cash item, even though their receipt has been permanently waived. The Company has complied in this amended filing.

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

                                                              SIX MONTHS ENDED JUNE    YEAR ENDED DECEMBER
                                                                       30,                     31,
                                                              ----------------------  ----------------------
                                                                 1997        1996        1996        1995
                                                              ----------  ----------  ----------  ----------
Commission and fees.........................................  $  106,417  $   97,555  $  206,669  $  157,550
Pro forma net income (loss).................................       2,831        (189)      2,399       3,216
Pro forma net income (loss) per common and
  Class B common share......................................  $      .12  $     (.01) $      .12  $      .19

NOTE 3-SUPPLEMENTAL NET INCOME

    Supplemental net income per common share and Class B common share for the six months ended June 30, 1996 was $.02 compared with historical income of $.01. For the calculation of such supplemental amount, the weighted average number of common and Class B common shares includes the number of shares whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-SUPPLEMENTAL NET INCOME (CONTINUED) stock of the Company, and net income applicable to common and Class B common stockholders was adjusted to exclude the related financing and interest expense of the debt.

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

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                       JUNE 30,            JUNE 30,
                                                                                  ------------------  ------------------
                                                                                    1997      1996      1997      1996
                                                                                  --------  --------  --------  --------

                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
GROSS BILLINGS:
  Yellow page advertising.......................................................  $111,566  $112,380  $210,377  $214,510
  Recruitment advertising.......................................................   129,186    58,807   240,622   119,492
  Internet(1)...................................................................     4,649     1,454     8,555     2,315
                                                                                  --------  --------  --------  --------
Total...........................................................................  $245,401  $172,641  $459,554  $336,317
                                                                                  --------  --------  --------  --------
                                                                                  --------  --------  --------  --------
COMMISSIONS AND FEES:
  Yellow page advertising.......................................................  $ 23,036  $ 22,987  $ 42,750  $ 43,380
  Recruitment advertising.......................................................    27,161    12,234    49,661    24,968
  Internet(1)...................................................................     4,439     1,454     8,208     2,315
                                                                                  --------  --------  --------  --------
Total...........................................................................  $ 54,636  $ 36,675  $100,619  $ 70,663
                                                                                  --------  --------  --------  --------
                                                                                  --------  --------  --------  --------
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising.......................................................      20.6%     20.5%     20.3%     20.2%
  Recruitment advertising.......................................................      21.0%     20.8%     20.6%     20.9%
  Internet(1)...................................................................      95.5%    100.0%     95.9%    100.0%
Total...........................................................................      22.3%     21.2%     21.9%     21.0%

EBITDA(2).......................................................................  $  9,078  $  5,551  $ 16,405  $ 11,030
Cash provided by (used in) operating activities.................................  $ 10,675  $ 19,995  $ (4,913) $ 18,524
Cash used in investing activities...............................................  $(14,031) $ (4,105) $(23,792) $ (7,168)
Cash provided by (used in) financing activities.................................  $  3,424  $(13,381) $ 29,071  $ (9,953)

- ------------------------

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

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
Net income..............................................................  $   1,533  $     295  $   2,668  $     229
  Interest expense, net.................................................      2,251      3,134      4,048      5,833
  Income tax expense....................................................      1,798         (7)     3,306        930
  Depreciation and amortization.........................................      3,496      2,129      6,383      4,038
                                                                          ---------  ---------  ---------  ---------
EBITDA..................................................................  $   9,078  $   5,551  $  16,405  $  11,030
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

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

    Operating expenses for the three months ended June 30, 1997 were $49.0 million, compared with $33.6 million for the same period in 1996. The increase of $15.4 million or 45.9% reflects acquisition activity, including a $.5 million increase for amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.7% for the three months ended June 30, 1997 as compared to 91.6% in the prior year period.

    As a result of the above, operating income for the three months ended June 30, 1997 increased $2.5 million or 82.5% to $5.6 million from $3.1 million for the comparable period last year.

    Net interest expense for the three months ended June 30, 1997 was $2.3 million, a decrease of $.9 million or 28.2%, reflecting a net reduction in debt resulting from the use of the proceeds of the Company's initial public offering, which closed in December 1996, partially offset by borrowings for acquisitions, and interest earned on loans to the Company's principal stockholder.

    Taxes on income for the three months ended June 30, 1997 were $1.8 million compared with $0 for the same period last year reflecting a $3.4 million pretax profit in the 1997 period compared with a $.4 million profit for the 1996 period. The effective tax rate for the three month period ended June 30, 1997 was 53.1%.

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

    As a result of all of the above, net income available to common and Class B common stockholders for the three months ended June 30, 1997 increased $1.3 million to $1.5 million from $.2 million for the for the three months ended June 30, 1996.

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

    Operating expenses for the six months ended June 30, 1997 were $90.4 million, compared with $63.9 million for the same period in 1996. The increase of $26.5 million or 41.4% reflects acquisition activity, including $.8 million for higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.8% for the six months ended June 30, 1997 as compared to 90.4% in the prior year period.

    As a result of the above, operating income for the six months ended June 30, 1997 increased $3.5 million or 51.8% to $10.3 million from $6.8 million for the comparable period last year.

    Net interest expense for the six months ended June 30, 1997 was $4.0 million, a decrease of $1.8 million or 30.6%, reflecting a net reduction in debt resulting from the use of the proceeds from the Company's initial public offering, which closed in December 1996, partially offset by borrowings for acquisitions, and interest earned on loans to the Company's Principal Stockholder.

    Taxes on income for the six months ended June 30, 1997 were $3.3 million compared with $.9 million for the same period last year an increase of $2.4 million or 255.5% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to offset profits of certain subsidiaries with losses of others because they were not then part of the same consolidated tax return as evidenced by an effective tax rate of 53.3% for the six month period ended June 30, 1997 compared with an effective tax rate of 67.9% for the same 1996 period.

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

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    As a result of all of the above, net income available to common and Class B common stockholders for the six months ended June 30, 1997 was $2.5 million, an increase of $2.4 million over the $124 thousand for the for the six months ended June 30, 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in by operating activities for the six months ended June 30, 1997 was $4.9 million compared with $18.5 million provided by operating activities for the six months ended June 30, 1996. The decrease of $23.4 million was primarily due to accelerated payments to yellow page vendors in the 1997 period as the Company used the increased cash available to it under its credit facilities after repaying debt with proceeds from its initial public offering in December 1996 partially offset by accelerated collection of accounts receivable. EBITDA was $16.4 million for the six months ended June 30, 1997 an increase of $5.4 million or 48.7% from $11.0 million for the six months ended June 30, 1996. As a percentage of commissions and fees, EBITDA increased to 16.3% for the six months ended June 30, 1997 as compared with 15.6% for the six months ended June 30, 1996. The increase resulted from a higher operating profit in 1997.

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


                               TMP WORLDWIDE INC.
                               ----------------------------------
                               (Registrant)

Date:  January 4, 1999         /S/ THOMAS G. COLLISON
                               ----------------------------------
                               THOMAS G. COLLISON
                               Vice Chairman
                               (PRINCIPAL FINANCIAL OFFICER)

Date:  January 4, 1999         /S/ ROXANE PREVITY
                               ----------------------------------
                               ROXANE PREVITY
                               Chief Financial Officer
                               (PRINCIPAL ACCOUNTING OFFICER)