Form 10-Q/A
period 1997-09-30
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

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


                         PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                                                  September 30,     December 31,
                                                                                      1997              1996
                                                                                      ----              ----
                                                                                   (unaudited)
Assets

Current assets:
   Cash and cash equivalents....................................................    $   2,513       $      898
    Accounts receivable, net....................................................      262,423          191,728
    Work-in-process.............................................................       16,270           14,542
    Prepaid and other...........................................................        8,403            5,482
                                                                                   ----------        ---------
Total current assets............................................................      289,609          212,650
Receivable from Principal Stockholder...........................................          ---           11,413
Property and equipment, net.....................................................       35,378           20,562
Deferred income taxes...........................................................        9,046            9,325
Intangibles, net................................................................      142,587           73,975
Other assets....................................................................        5,272            3,828
                                                                                    ---------        ---------
                                                                                     $481,892         $331,753
                                                                                    =========        =========
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable...........................................................     $220,161         $182,129
     Accrued expenses and other liabilities.....................................       45,403           23,463
     Deferred income taxes......................................................       15,127            9,818
     Current portion of long term debt..........................................        6,350            9,167
                                                                                    ---------        ---------
Total current liabilities.......................................................      287,041          224,577
Long term debt, less current portion............................................      100,542           70,799
                                                                                      -------        ---------
Total liabilities...............................................................      387,583          295,376
                                                                                     --------         --------

Minority interests..............................................................          608            3,082
                                                                                     --------         --------

Redeemable preferred stock......................................................        ---              2,000

                                                                                     --------         --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 1,000,000 shares;
         issued and outstanding - none    ......................................        ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--12,401,642, and 8,605,436
         shares respectively....................................................           12                8
     Class B common stock, $.001 par value, authorized 39,000,000 shares issued and outstanding--13,587,541 and 14,787,541 shares
         respectively...........................................................           14               15
     Additional paid-in capital.................................................      162,572          106,803
     Foreign currency translation adjustment....................................          716              380
     Accumulated deficit........................................................      (69,613)         (75,911)
                                                                                    ---------        ---------

Total stockholders' equity......................................................       93,701           31,295
                                                                                    ---------        ---------

                                                                                     $481,892         $331,753
                                                                                     ========         ========



    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)


                                                  Three Months Ended                    Nine Months Ended
                                                       September 30,                      September 30,
                                               ---------------------------          ------------------------
                                                 1997              1996               1997             1996
                                               --------         ----------          --------          ------
Commissions and fees .......................    $66,724           $48,207            $167,343        $ 118,870
                                                -------           -------            --------         --------

Operating expenses:
   Salaries and related costs...............     33,096            25,349              83,580           60,910
   Office and general expenses..............     21,798            17,740              58,083           44,077
   Amortization of intangibles..............      1,529             1,160               4,378            3,173
   Special compensation.....................        ---               672                 ---              672
   CEO Bonus................................        375               ---               1,125              ---
                                                -------           -------            --------         --------
       Total ...............................     56,798            44,921             147,166          108,832
                                                -------           -------            --------         --------

Operating income............................      9,926             3,286              20,177           10,038
                                                -------           -------            --------         --------

Other income (expense):
   Interest (expense) net...................     (2,386)           (2,767)             (6,434)          (8,600)
   Other, net...............................        (53)             (482)                (50)             (32)
                                                --------          --------           ---------        --------
       Total other income (expense), net....     (2,439)           (3,249)             (6,484)          (8,632)
                                                --------          --------           --------         --------

Income before provision for income taxes,
       minority interests and equity in
       earnings of affiliates...............      7,487                37              13,693            1,406
Provision for income taxes..................      3,690               725               6,996            1,655
                                                -------           -------            --------         --------
Income (loss) before minority interests
       and equity earnings of affiliates....      3,797              (688)              6,697             (249)
Minority interests..........................         29               117                 256              343
Equity in earnings (losses) of affiliates...        (15)               37                 (20)              53
                                                -------           -------            ---------        --------

Net income (loss)...........................      3,753              (768)              6,421             (539)
Preferred stock dividend and
       redemption premium...................          0               (53)               (123)            (158)
                                                -------           -------            --------         --------

Net income (loss) applicable to common and
       Class B common stockholders..........    $ 3,753             $(821)             $6,298           $ (697)
                                                -------           -------            --------         --------
                                                -------           -------            --------         --------

Net income per common
       and Class B common share.............       $.15             $(.04)               $.26            $(.04)
                                                -------           -------            --------         --------
                                                -------           -------            --------         --------

Weighted average common,  Class B
       common and common equivalent
       shares outstanding...................     24,533            19,421              24,110           19,276
                                                -------           -------            --------         --------
                                                -------           -------            --------         --------

    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
              (in thousands, except share and per share amounts)
                                 (unaudited)



                                                          Class B                     Foreign
                                Common stock,          common stock,      Additional currency                     Total
                               $.001 par value        $.001 par value      paid-in   translation Accumulated   stockholders'
                              Shares     Amount      Shares     Amount     capital   adjustment   deficit        equity
                              ------     ------      ------     ------    ---------- ----------- -----------   -------------
Balance, January 1, 1997      8,605,436   $   8     14,787,541     $15     $106,803    $ 380      $(75,911)       $31,295
Issuance of common stock
  in connection with the
  exercise of options...         41,776    ----        ----       ----          539     ----        ----              539
Capital contribution from
 Principal Stockholder..        ----       ----        ----       ----          275     ----        ----              275
Issuance of common stock
  for purchases of interest
  in subsidiaries.........      110,882       1        ----       ----        2,046     ----        ----            2,047
Issuance of common stock
  for Company match to
  401K plan.............         43,548    ----        ----       ----          555     ----        ----              555
Foreign currency Translation
  adjustment............        ----       ----        ----       ----        ----       336        ----              336
Dividend on preferred stock
   and redemption premium.      ----       ----        ----       ----        ----      ----          (123)          (123)
Sale of common stock          2,400,000       2        ----       ----       51,229     ----        ----           51,231
Conversion of Class B
  common stock into
  common stock by Principal
  Stockholder                 1,200,000       1     (1,200,000)     (1)       ----      ----        ----            ----
Capital contribution
  from principal
  stockholder
  Re: CEO bonus............     ----       ----        ----       ----       1,125      ----        ----            1,125
Net Income.................     ----       ----        ----       ----        ----      ----         6,421          6,421
                             ----------   -----     ----------    ----     --------    -----      --------        -------
Balance, September 30,
  1997..................     12,401,642   $  12     13,587,541    $ 14     $162,572    $ 716      $(69,613)       $93,701
                             ----------   -----     ----------    ----     --------    -----      --------        -------
                             ----------   -----     ----------    ----     --------    -----      --------        -------



    See accompanying notes to consolidated condensed financial statements.

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                       1997               1996
Cash flows from operating activities:
    Net income (loss)...........................................................     $  6,421             $    (539)
                                                                                     --------             ----------
       Adjustments to reconcile net income (loss) to net cash provided by (used
          in) operating activities:
       Depreciation and amortization of property and equipment..................        5,541                 2,747
       Amortization of intangibles..............................................        4,378                 3,173
       Provision for doubtful accounts..........................................        2,327                 3,123
       Special compensation.....................................................           --                   672
       Minority interests.......................................................          256                   343
       Provision (benefit) for deferred income taxes............................        5,309                  (514)
       CEO bonus................................................................        1,125                    --
       Other....................................................................          (53)                  114
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................      (10,773)              (18,352)
        Increase in work-in-process.............................................         (806)                 (288)
        Increase in prepaid and other...........................................       (3,218)                 (397)
        Increase in other assets................................................       (1,515)               (4,174)
        Increase  in accounts payable and accrued liabilities...................        5,813                28,176
                                                                                     --------             ----------
          Total adjustments.....................................................        8,384                14,623
                                                                                     --------             ----------
          Net cash provided by operating activities.............................       14,805                14,084
                                                                                     --------             ----------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................       (3,064)               (4,537)
       Repayments from Principal Stockholder....................................       14,903                 1,577
       Capital expenditures.....................................................      (13,140)               (4,259)
       Payments for purchases of businesses, net of cash acquired...............      (56,769)              (16,611)
       Proceeds from sale of assets.............................................         ----                 3,347
       Advances to and investments in affiliates................................          (71)                 (528)
                                                                                     --------             ----------
         Net cash used in investing activities..................................      (58,141)              (21,011)
                                                                                     --------             ----------

Cash flows from financing activities:
       Payments on capitalized leases...........................................       (2,170)                 (615)
       Capital contribution from Principal Stockholder..........................          275                   ---
       Borrowings under line of credit and proceeds from issuance of debt.......      463,034               471,292
       Repayments under line of credit and principal payments on debt...........     (462,138)             (459,780)
       Distributions to minority interest.......................................          (25)                 (234)

       Net proceeds from stock issuance.........................................       51,231                    ---
       Redemption of minority interest (including premium) .....................       (3,133)                   ---
       Redemption of preferred stock (including premium)........................       (2,105)                   ---
       Dividends on preferred stock.............................................          (18)                 (158)
                                                                                     --------             ----------
         Net cash provided by financing activities..............................       44,951                10,505
                                                                                     --------             ----------

Net increase in cash and cash equivalents.......................................        1,615                 3,578
Cash and cash equivalents, beginning of period..................................          898                 2,719
                                                                                     --------             ----------
Cash and cash equivalents, end of period........................................      $ 2,513              $  6,297
                                                                                     --------             ----------
                                                                                     --------             ----------



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


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                 1997              1996
                                                 ----              ----

Commission and fees.........................   $209,382          $189,442
Pro forma net income (loss) ................      6,710              (451)
Pro forma net income (loss) per common
   and Class B common share.................       $.28             $(.03)

                     TMP WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                 (unaudited)

NOTE 3-SUPPLEMENTAL NET INCOME

        Supplemental net income per common share and Class B common share for the nine months ended September 30, 1997 was $.28 compared with a historical income of $.26. For this calculation, the weighted average number of common and Class B common shares includes the number of shares whose sale in the follow-on offering completed on September 16,1997 at a price of $23.00 per share would provide the proceeds to retire the $4,240 of revolving credit borrowings as well as the net $47,200 borrowed to acquire Austin Knight from the beginning of the period (or the date the debt was incurred) to the respective retirement date. In addition, net income applicable to common and Class B common stockholders was adjusted to exclude the related interest expense.

        Supplemental net income per common share and Class B common share for the nine months ended September 30, 1996 was $.04 compared with a historical loss of $(.04). For this calculation, the weighted average number of common and Class B common shares includes the number of shares (i) whose sale at the initial public offering price of $14.00 per share would provide the proceeds needed to retire $41,600 of borrowings outstanding under the Company's financing agreement; notes payable totaling $3,800; $3,200 to redeem the preferred stock of a subsidiary and $2,200 to redeem the preferred stock of the Company and (ii) whose sale in the follow-on offering price at $23.00 per share would provide the proceeds to retire the $4,240 of borrowings as well as the net $47,200 borrowed to acquire Austin Knight, from the beginning of the period (or the date the debt was incurred) to the respective retirement date. In addition, net income applicable to common and Class B common stockholders was adjusted to exclude the related minority interest costs, preferred dividends and interest expense of the items retired.

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

Results of Operations


                                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30
                                               -----------------------------        ----------------------------
                                                 1997              1996               1997              1996
                                               --------         ----------          --------          ------
                                                                     (dollars in thousands)
Gross Billings:
  Yellow page advertising...................   $139,533          $137,079            $349,910         $351,589
  Recruitment advertising...................    153,909            97,334             394,531          216,826
  Internet(1)...............................      4,993             2,098              13,548            4,413
                                             ----------        ----------          ----------       ----------
Total ......................................   $298,435          $236,511            $757,989         $572,828
                                               ========          ========            ========         ========

Commissions and Fees:
  Yellow page advertising...................   $ 28,625          $ 27,799            $ 71,375         $ 71,179
  Recruitment advertising...................     33,385            18,424              83,046           43,278
  Internet(1)...............................      4,714             1,984              12,922            4,413
                                              ---------        ----------          ----------       ----------
Total ......................................   $ 66,724          $ 48,207            $167,343        $ 118,870
                                              ---------        ----------          ----------       ----------
                                              ---------        ----------          ----------       ----------

Commissions and Fees as a Percentage of
 Gross Billings:
  Yellow page advertising...................      20.5%             20.3%               20.4%            20.2%
  Recruitment advertising...................      21.7%             18.9%               21.0%            20.0%
  Internet(1)...............................      94.4%             94.6%               95.4%           100.0%
Total  .....................................      22.3%             20.4%               22.1%            20.8%

EBITDA(2)...................................    $13,365           $ 4,606             $29,770          $15,636
Cash provided by (used in) operating
  activities                                    $19,718           $(4,440)            $14,805          $14,084
Cash used in investing activities...........   $(34,349)         $(13,843)           $(58,141)        $(21,011)
Cash provided by financing activities.......    $15,880          $ 20,458             $44,951          $10,505
- ---------------



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




                                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30
                                               -----------------------------        ----------------------------
                                                 1997              1996               1997              1996
                                               --------         ----------          --------           ------
                                                                     (dollars in thousands)


Net income..................................    $ 3,753           $  (768)            $ 6,421          $  (539)
Interest expense, net.......................      2,386             2,767               6,434            8,600
Income tax expense..........................      3,690               725               6,996            1,655
Depreciation and amortization...............      3,536             1,882               9,919            5,920
                                                 ------             -----              ------           ------
EBITDA                                          $13,365            $4,606             $29,770          $15,636
                                                -------            ------             -------          -------
                                                -------            ------             -------          -------


                              TMP WORLDWIDE INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


Three months ended September 30, 1997 compared to the three months ended September 30, 1996

         Gross billings for the three months ended September 30, 1997 were $298.4 million, a net increase of $61.9 million or 26.2% from $236.5 million for the three months ended September 30, 1996. Commissions and fees for the three months ended September 30, 1997 were $66.7 million, an increase of $18.5 million or 38.4% from $48.2 million in the comparable three months of 1996. Yellow page commissions and fees were $28.6 million for the three months ended September 30, 1997 an increase of $.8 million or 3% from $27.8 million in the comparable three months of 1996. Recruitment commissions and fees were $33.4 million for the three months ended September 30, 1997 compared with $18.4 million for the three months ended September 30, 1996, an increase of $15.0 million or 81.2%. This increase was primarily due to acquisitions and approximately $2.6 million was due to net increases in client spending and new clients. Internet commissions and fees increased
135% to $4.7 million for the three months ended September 30, 1997 from $2.0 million for the three months ended September 30, 1996. For September 1997, web traffic as measured by Nielsen IPRO, for the Company's two major career web sites (The Monster Board-Registered Trademark- and Online Career Centersm), was 2.1 million visits compared with 1.3 million visits for March 1997 (the first month for which comparable statistics are available). In addition, Meter Metrix/PC Meter's September ratings reported that The Monster Board-Registered Trademark- is the Worldwide Web's top ranked career site. The increases in Internet revenue and visits reflect an increasing acceptance of the Company's Internet services and products from existing and new clients and Internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the three months ended September 30, 1997 were $56.8 million, compared with $44.9 million for the same period in 1996. The increase of $11.9 million or 26.5% reflects acquisition activity, including a $.4 million increase for amortization of intangibles related to acquisitions, growth in client service expenditures to support the increased revenue base and increased spending for sales staff and marketing and product identity efforts for The Monster Board-Registered Trademark- and Online Career Centersm. These factors were partially offset by increases in efficiencies of scale as operating expenses as a percentage of commissions and fees declined 8.1 percentage points to 85.1% for the three months ended September 30, 1997 as compared to 93.2% in the prior year period. In addition, the 1996 period includes a charge of $672,000 in special compensation, which is a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of a minority interest in a subsidiary because the stockholder had received his shares in such subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

         As a result of the above, operating income for the three months ended September 30, 1997 increased $6.6 million or 200.0% to $9.9 million from $3.3 million for the comparable period last year.

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

         Taxes on income for the three months ended September 30, 1997 were $3.7 million on a $7.5 million pretax profit compared with a tax expense of $.7 million on a $37,000 pretax profit for the same period last year. The effective tax rate for the three month period ended September 30, 1997 was 49.3% down significantly from the 1,959.5% effective rate for the comparable period in 1996. The 1997 rate reflects the Company's ability to file a consolidated Federal Tax return with certain U.S. companies as a result of the Mergers which occurred on December 9, 1996, whereas the 1996 amounts reflect the Company's inability to file a consolidated Federal Tax return with such entities. Consequently, for 1996, tax benefits on certain pretax losses were not recognizable.

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

                              TMP WORLDWIDE INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended September 30, 1997 increased $4.6 million to $3.8 million from a loss of $(.8) million for the three months ended September 30, 1996.


Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

         Gross billings for the nine months ended September 30, 1997 were $758.0 million a net increase of $185.2 million or 32.3% from $572.8 million for the nine months ended September 30, 1996. Commissions and fees for the nine months ended September 30, 1997 were $167.3 million, an increase of $48.4 million or 40.7% from $118.9 million in the comparable period in 1996. Yellow page commissions and fees were $71.4 million for the nine months ended September 30, 1997 compared with $71.2 million for the nine months ended September 30, 1996. Recruitment commissions and fees were $83.0 million for the nine months ended September 30, 1997 compared with $43.3 million for the nine months ended September 30, 1996, an increase of $39.7 million or 91.7%. This increase was primarily due to acquisitions and approximately $7.5 million in net increases in client spending and new clients net of the effects of client losses. Internet commissions and fees increased $8.5 million or 193.9% to $12.9 million for the nine months ended September 30, 1997 from $4.4 million for the nine months ended September 30, 1996, reflecting an increasing acceptance of the Company's Internet products from existing and new clients, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the nine months ended September 30, 1997 were $147.2 million, compared with $108.8 million for the same period in 1996. The increase of $38.4 million or 35.3% reflects acquisition activity, including $1.2 million for higher amortization of intangibles related to acquisitions, growth in client service expenditures to support the increased revenue base sales staff and marketing and product identity efforts for The Monster Board-Register Trademark- and Online Career Centersm. Operating expenses as a percentage of commissions and fees were 87.9% for the nine months ended September 30, 1997 as compared to 91.6% in the prior year period. In addition, the 1996 period includes a charge of $672,000 in special compensation, which is a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of a minority interest in a subsidiary because the stockholder had received his shares in such subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

         As a result of the above, operating income for the nine months ended September 30, 1997 increased $10.1 million or 101.0% to $20.1 million from $10.0 million for the comparable period last year.

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

         Taxes on income for the nine months ended September 30, 1997 were $7.0 million compared with $1.7 million for the same period last year an increase of $5.3 million or 322.7% as a result of higher pretax profits in the 1997 period and, during 1996, the inability of the Company to offset profits of certain subsidiaries with losses of others because they were not then part of the same consolidated tax return as evidenced by an effective tax rate of 51.1% for the nine month period ended September 30, 1997 compared with an effective tax rate of 117.7% for the same 1996 period.

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

         As a result of all of the above, net income available to common and Class B common stockholders for the

                              TMP WORLDWIDE INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

nine months ended September 30, 1997 was $6.3 million, as compared to a loss of $(697,000) for the nine months ended September 30, 1996.

Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended September 30, 1997 was $14.8 million compared with $14.1 million provided by operating activities for the nine months ended September 30, 1996. Funds provided by the increases in net income and non-cash charges to earnings and increased collections of accounts receivable were substantially offset by higher payments of accounts payable. These higher payments were made to yellow page vendors in the first quarter of 1997 in order to eliminate high rate interest on past due balances. These payments were made possible by the use of funds from the initial public offering in December 1996. EBITDA was $29.8 million for the nine months ended September 30, 1997 an increase of $14.2 million or 91.0% from $15.6 million for the nine months ended September 30, 1996 and as a percentage of commissions and fees, EBITDA was 17.8% for the nine months ended September 30, 1997, an improvement of 4.6 percentage points when compared with 13.2% for the nine months ended September 30, 1996. The increase in EBITDA resulted from a higher operating profit and higher non-cash charges, such as deferred income tax expense and depreciation and amortization in 1997.

         The Company's investing activities for the nine months ended September 30, 1997 used cash of $58.1 million compared with $21.0 million for the nine months ended September 30, 1996. The $37.1 million increase was primarily due to $40.2 million more in acquisitions, and includes the $47.2 million for the acquisition of Austin Knight Ltd., and $8.8 million more for capital expenditures when compared with payments made for the same period in 1996 partially offset by net loan repayments in September of 1997 of $12.1 million from the Principal Stockholder with funds from his sale of shares in the Company's secondary public offering.

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


                                             TMP WORLDWIDE INC.
                                             -----------------------
                                             (Registrant)


Date:  January 4, 1999                       /s/  Thomas G. Collison
                                             -----------------------
                                             Thomas G. Collison
                                             Vice Chairman
                                             (Principal Financial Officer)


Date:  January 4, 1999                       /s/  Roxane Previty
                                             -----------------------
                                             Roxane Previty
                                             Chief Financial Officer
                                             (Principal Accounting Officer)