Form 10-K/A
period 1997-12-31
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                ---------------

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

    -----------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications and technology company that provides comprehensive, individually tailored advertising services including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products. The Company is the world's largest yellow page advertising agency and one of the world's largest recruitment advertising agencies. In 1995, the Company began marketing Internet-based services as extensions of its core businesses and has become a leading provider of Internet content. The Company's clients include more than 70 of the Fortune 100 and more than 285 of the Fortune 500 companies. The Company's growth strategy is to continue to pursue consolidation opportunities in its core advertising businesses and to leverage its client base and its approximately 2,200 sales, marketing and customer service personnel to expand its Internet-based businesses. For the year ended December 31, 1997, the Company's gross billings were $1.1 billion, commissions and fees were $237.4 million, net income was $9.6 million and EBITDA was $41.0 million.(1)

    TMP is the world's largest yellow page advertising agency, generating approximately $457.5 million in gross billings for the year ended December 31, 1997. TMP is also one of the world's largest recruitment advertising agencies, generating approximately $573.2 million in gross billings for the same period. With approximately 30% of the national accounts segment of the U.S. yellow page advertising market, TMP is approximately three times larger than its nearest competitor, based on gross billings. A substantial part of the Company's growth has been achieved through acquisitions. From January 1, 1993 through December 31, 1997, TMP completed 52 acquisitions with estimated annual gross billings of $732 million(2) including, in August 1997, the acquisition of Austin Knight Limited and subsidiaries ("Austin Knight"), for approximately $47.2 million net of approximately $11.5 million of cash acquired relating to the sale in July 1997 of real property by Austin Knight. For the year ended September 30, 1996, Austin Knight had annual gross billings of approximately $214.0 million. Austin Knight was the largest recruitment advertising agency in the United Kingdom and the fifth largest agency in the U.S. With the acquisition of Austin Knight, the Company strengthened its position as the third largest recruitment advertising agency in the U.S. and has become the largest agency in the U.K. The Company believes additional acquisition opportunities exist, particularly in the recruitment advertising and Internet markets, and intends to continue its strategy of making acquisitions which relate to its core business.

    TMP has created innovative solutions to assist its clients in capitalizing on the growing awareness and acceptance of the Internet. For its recruitment advertising clients, TMP has developed interactive career hubs which can be accessed by individuals seeking employment via the Internet on a global basis. The Company has several career sites, including The Monster
Board-Registered Trademark-, Online Career Center-SM-, Be the Boss-SM- and MedSearch-SM-, which collectively contain approximately 180,000 job listings and career opportunities. In 1996, the Company began marketing its Dealer Locator service to yellow page clients. Dealer Locator

------------------------

(1) As used in this Report, "gross billings" refers to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services. While gross billings are not included in the Company's consolidated financial statements, the trends in gross billings directly impact the commissions and fees earned by the Company. The Company, which operates in one business segment, earns commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. In addition, the Company earns fees for the placement of advertisements on the Internet, including its career Web sites. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

(2) Gross billings with respect to companies acquired by the Company refer to the Company's estimate of the acquired companies' annual gross billings.

provides clients with the ability to create Web pages for their local offices, franchisees or dealers.Potential customers can then access these pages on the Internet by zip code or other key word searches.

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

    THE RECRUITMENT ADVERTISING MARKET. Recruitment advertising consists primarily of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1990 through 1997, the U.S. market grew at a compound annual growth rate of approximately 12%. Classified readership by job seekers has remained constant over the last ten years and approximately 85% of companies use newspapers to attract potential employees. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 1997, total spending on advertisements globally in the recruitment classified advertisement section of newspapers was approximately $12 billion. Agencies which place recruitment advertising are paid commissions generally equal to 15% of recruitment advertising gross billings.

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

British Telecom                       Glaxo-Wellcome                        Price Waterhouse LLP
Charles Schwab & Co. Inc.             Good Guys Inc.                        Queensland State Government
Cigna Corp.                           Hewitt Associates                     Renault UK
Commonwealth Bank of Australia        International Business Machines       Sun Microsystems Inc.
                                        Corp.
Compaq Computer Corp.                 Morgan Stanley, Dean Witter, & Co.    Sybase Inc.
Darden Restaurants Inc.               Motorola Inc.                         Target Stores Inc.
Federated Department Stores Inc.      Nike                                  TGI Friday's Inc.
Gateway 2000                          Office Max Inc.                       University of Melbourne
Genentech Inc.                        Pizza Hut Inc.                        Vencor, Inc.

    The Company is leveraging its size and service offerings to attract new and larger clients. No account represents more than 5% of the Company's recruitment advertising commissions and fees.

    INTERNET-BASED SOLUTIONS FOR RECRUITMENT ADVERTISING CLIENTS. To complement the broad reach and penetration of print recruitment advertising, the Company offers its clients Internet-based solutions to meet their recruitment needs. The Company has several career sites including The Monster
Board-Registered Trademark-, Online Career Center-SM-, Be the Boss-SM- and MedSearch-SM-. Each of these Web sites consists of a database of employment opportunities and a variety of other value added features. Collectively, TMP's career hubs contain approximately 180,000 job and other career opportunities. TMP believes that it offers the most current career opportunities on the Web, with the majority of its listings less than 60 days old. The Company intends to continue to build and expand its portfolio of product offerings through both internal development and acquisitions.

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

    The Monster Board-Registered Trademark- (http://www.monster.com), launched in April 1994, is one of PC Magazine's top 100 Web sites (February 1998) and receives more unique visitors than any other career Web site, as reported by Media Metrix in their January 1998 PC Meter survey. It was also one of the first 1,000 commercial Web sites out of the more than 1,000,000 which currently exist. As of March 20, 1998, The Monster Board-Registered Trademark- listed approximately 30,000 jobs offered by approximately 5,300 employers. Clients of The Monster Board-Registered Trademark- include Nike, Blockbuster Entertainment Inc., McDonald's, CompuServe, Deloitte &

Touche, and Dell Computer Corporation. According to Nielson Media Research Internet Profiles Corporation ("I/AUDIT"), The Monster
Board-Registered Trademark- averaged approximately 70,000 visits daily (the gross number of occasions on which a user looked up a site) in January 1998 with the average length of each visit exceeding ten minutes. Job seekers can search The Monster Board-Registered Trademark-'s database of employment opportunities by location, job category and/or keyword. Keyword Search allows a user to enter specific keywords to match skills, job titles or other requirements. The Monster Board-Registered Trademark-'s latest service, the Personal Job Search Agent, is a unique service that continuously seeks to find the desired job for the job seeker. Job seekers can sign up for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Personal Job Search Agent then continually scans the entire Monster Board job database for opportunities that match the requirements, and delivers the leads to job seekers' desktops--even while they are off-line. As of March 20, 1998, The Monster
Board-Registered Trademark- contained over 580,000 Personal Job Search Agent profiles. In addition, job seekers can post their resume free of charge on Resume City, The Monster Board-Registered Trademark-'s database of resumes. Resume City can be searched, using key word searches, by prospective employers, who pay for the service. This service also enables job seekers to easily transmit their resume to prospective employers electronically. Resume City currently contains over 290,000 resumes.

    Online Career Center-SM- (http://www.occ.com) ("OCC") is the Internet's earliest career site, originating in late 1992 when a group of U.S. corporations developed an employment database. Launched in April 1993, OCC is designed to provide corporate recruiters and job-seekers with efficient and easy-to-use search software. According to I/AUDIT, in January 1998, OCC averaged approximately 35,000 visits daily with the average length of visit being approximately eight minutes. OCC enters into subscription based agreements with member companies and functions as a central Internet recruitment and human resources management service. OCC maintains a Member Services Department which assists corporate users during business hours. As with The Monster Board-Registered Trademark-, job seekers can place their resumes on-line. At March 20, 1998, OCC listed approximately 150,000 jobs for a broad client base including Allied Signal, Andersen Consulting, Bank America Corp., Eli Lilly and Co., Levi Strauss & Co., and Salomon Smith Barney. OCC is designed for users who prefer Web sites which are more direct with fewer ancillary features. Its value-added services include career assistance, a self-help career information section for applicants, recruiter's office, which provides resource information for corporate recruiters, on-campus, a link to over 700 colleges and universities nationwide, and membership opportunities for contractors, agencies and search firms. Similar to The Monster Board-Registered Trademark-, OCC also employs agent technology. OCC's pricing structure is membership-based rather than volume-based, consistent with its "less frills" market positioning.

    MedSearch-SM- (http://www.medsearch.com) is a leading Internet Web site for the healthcare industry. Launched in May 1994, MedSearch-SM- attracts healthcare professionals and many of North America's largest health care providers, including Blue Cross/Blue Shield of Massachusetts, Baxter Healthcare Corp., Henry Ford Health System, Mayo Clinics & Hospitals and Vencor, Inc. MedSearch-SM-offers detailed employer profiles, resume postings, discussion groups, career and industry information, and direct links to numerous healthcare resources on the Internet. MedSearch-SM- provides access to job listings which can be searched by location, discipline or by key word.

    Be the Boss-SM- (http://www.betheboss.com) focuses on the franchising industry. Be the Boss-SM- users can search for current franchise opportunities on-line and apply directly to franchisors using a franchisor-customized questionnaire. Franchisor profiles allow users to learn more about today's top franchise companies such as The Athlete's Foot, Mail Boxes Etc., Service Master, Subway and 7-Eleven. In addition, Be the Boss-SM- provides extensive resources to the prospective franchisee including sound clips and articles on franchising, interactive financial worksheets and links to other entrepreneurs' resources on the Web. Be the Boss-SM- also includes a comprehensive directory of franchises worldwide.

    TMP has also developed private label applications of its interactive recruitment products. For example, the Company adapted The Monster Board-Registered Trademark- technology to create a database of jobs for Fidelity Investments which resides, through a hyper-link, on the Fidelity home page. The search features have the look and ease of use associated with The Monster Board-Registered Trademark-while appearing to the user as a seamless part of the Fidelity site. TMP intends to continue to market private label products as a way to increase the scale of its databases.

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

        In addition to market segmentation, the Company intends to differentiate its products by tailoring them to specific geographic areas and by branding them using both traditional advertising media and the Internet. To date, The Monster Board-Registered Trademark-has been tailored to reflect the local customs and terminology of the U.S., Canada, the United Kingdom, the Netherlands and Australia.

        To attract the maximum amount of volume to its Web sites, TMP intends to continue to develop additional value-added content while developing strategic alliances with other on-line content providers. As of March 20, 1998, the Company had 35 strategic alliances. The Company's strategic alliances generally center on The Monster Board-Registered Trademark- and include:

        AMERICA ONLINE. TMP and America Online have formed a strategic alliance which provides to The Monster Board-Registered Trademark-and OCC advertising positions on America Online's Employment Classifieds Area.

        USA TODAY. TMP and USA Today have introduced on USA Today Online, a general interest news site on the Internet, a classifieds area featuring employment, real estate and automotive listings. This alliance gives to USA Today Online's daily viewers the chance to search one of the most extensive classified advertisement databases available on the Web.

        NBC. With the launch of NBC's Interactive Neighborhood, NBC is providing its affiliates with a premium content package that includes business, weather and leisure activities. The Monster
    Board-Registered Trademark- is the exclusive provider of career information as part of this premium package. The relationship gives The Monster Board-Registered Trademark- an opportunity to provide its services through the Web sites of 215 NBC affiliates and 11 NBC owned and operated stations.

        MCI. MCI Telecommunications, Inc. entered into an agreement with TMP to open an exclusive online classifieds area featuring employment listings and career related information from The Monster Board-Registered Trademark-. This site can be accessed from all MCI web sites.

        ADVERTISING AGE. The Ad Age Group is a strong marketing partner with the following leading publications: Advertising Age, Advertising Age International, Business Marketing and Creativity, as well as Ad Age's Web site, AdAge.com (http://www.adage.com). In January 1997, TMP created a cobranded career service known as The Advertising Age/The Monster Board-Registered Trademark- Job Bank. This alliance permits the Company to expand its jobs database, while targeting advertising into market niches.

        COMCAST. As a large cable provider and a partner in the @Home broadband initiative, Comcast is a valuable partner in interactive media. The recent launch of InYourTown.com, a site developed by Comcast, gives The Monster Board-Registered Trademark-the opportunity to be the default career center in key cities and secures a strong local presence while leveraging the Comcast brand and user base. As interactive media evolves to broadband and interactive television, Comcast offers the ability to migrate Web capabilities to the new platforms.

        EXCITE, INC., Excite, Inc., an Internet media company offering the Web's first free online service, and TMP have established a two year strategic marketing relationship whereby The Monster
    Board-Registered Trademark- and OCC are the premier providers of co-branded jobs and career related information for the Excite Careers & Education Channel. Excite users now have direct access to the job listings, personal job search agents, resume-building and posting capabilities, company profiles and valuable advice on managing a career available through The Monster Board-Registered Trademark- and OCC.

        YAHOO!, INC. Yahoo!, Inc., the world's single largest Internet navigation guide, and TMP have established a strategic agreement whereby The Monster Board-Registered Trademark- and OCC are featured in the employment section of Yahoo! Classifieds. Users of Yahoo! Classifieds have direct access to the job listings, personal job search agents, resume-building and posting capabilities, company profiles and valuable advice on managing a career available through The Monster Board-Registered Trademark- and OCC.

        USWEST. The USWest local initiative, DiveIn, is a significant player in the race to provide local content. The site leverages USWest's and Continental Cable's user base and brands to provide information in strong USWest and Continental Cable markets. The Monster
    Board-Registered Trademark- is the default career center for each of these sites providing a strong local presence and local and regional traffic.

        THE GARTNER GROUP. The Gartner Group is the leading provider of independent research, analysis and advisory services to the information technology industry. In August 1996, The Monster
    Board-Registered Trademark-became the official career site for Gartner Group's Web site www.gartner.com. This alliance serves to continue to reinforce The Monster Board's brand name while driving volume to The Monster Board-Registered Trademark-'s jobs database.

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

        In addition, The Monster Board-Registered Trademark- maintains other strategic alliances. Collectively, its alliances were responsible for approximately 38% of The Monster Board-Registered Trademark-'s job searches in January 1998.

        The Monster Board-Registered Trademark- utilizes Digital Equipment Corporation's Alpha 8400s to provide commercial-grade Web service to an expanding Internet user-base. The Monster Board-Registered Trademark- is currently co-located at BBN Planet and connected to two 100 megabit/second feeds. An Oracle-TM- database is incorporated to store resumes and jobs. Oracle-TM- also allows The Monster Board-Registered Trademark- to take advantage of agent technology, which allows enhanced user interaction, personalization and passive, independent data searches which the user can customize and view the next time they log on to the site. An Open Market-TM-server is installed to ensure the speed and reliability of The Monster Board-Registered Trademark- and to add the ability to handle encrypted credit card transactions over the Web. The Monster
    Board-Registered Trademark- continues to leverage new technology innovations to provide increased service and efficiencies to job seekers and clients.

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

COMPANY HISTORY

    The Company is the successor to the businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI") and McKelvey Enterprises, Inc. and subsidiaries, the chief executive officer of which was Andrew J. McKelvey. On December 9, 1996, Old TMP merged into McKelvey Enterprises, Inc. Thereafter, WCI merged into McKelvey Enterprises, Inc. McKelvey Enterprises, Inc. then merged into Telephone Marketing Programs Incorporated. Such mergers are collectively referred to as the "Mergers." In addition, Mr. McKelvey sold or contributed his interest in five other entities to the Company. Pursuant to the Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc. All historical financial data contained herein reflects the historical financial data of Old TMP, WCI, McKelvey Enterprises, Inc. and the other entities. In December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 652,592 shares of Common Stock in such offering. The net proceeds to the Company of this offering were used to repay debt and to redeem preferred stock. In September 1997, the Company completed the secondary public offering of an aggregate of 2,400,000 shares of Common Stock at a purchase price of $23.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., BT Alex. Brown Incorporated, Montgomery Securities and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 1,600,000 shares of Common Stock in such offering. The net proceeds to the Company from this offering, including $12.2 million paid to the Company by certain stockholders, were used to repay debt, including debt incurred to fund the purchase of Austin Knight.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Andrew J. McKelvey........................          63   Chairman of the Board, CEO and Director
Thomas G. Collison........................          58   Vice Chairman and Secretary
James J. Treacy...........................          40   Chief Operating Officer and Executive Vice President
Paul M. Camara............................          50   Executive Vice President--Creative/Sales/Marketing
Jeffrey C. Taylor.........................          37   Executive Vice President--Interactive
George R. Eisele..........................          61   Executive Vice President of TMP Worldwide Direct and Director
Karen L. MacPherson.......................          43   Executive Vice President--Recruitment Division
Stuart J. McKelvey........................          31   Senior Vice President--Yellow Page Division
Roxane Previty............................          38   Chief Financial Officer
Myron F. Olesnyckyj.......................          36   Vice President--General Counsel

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

    Stuart J. McKelvey joined The Monster Board-Registered Trademark- as a project manager in March 1996 and became a senior project manager in October 1996. He was named to his current position in March 1998. Mr. McKelvey holds a B.A. from Stetson University. Stuart J. McKelvey is the son of Andrew J. McKelvey.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "TMPW." The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.

YEAR ENDED DECEMBER 31, 1997                                                                       HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................................  $   22.00  $   12.88
Second Quarter.................................................................................  $   24.25  $   17.00
Third Quarter..................................................................................  $   25.63  $   19.00
Fourth Quarter.................................................................................  $   28.75  $   15.00

YEAR ENDED DECEMBER 31, 1996                                                                       HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (Commencing December 12, 1996)..................................................  $   14.25  $   12.50

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997        1996        1995       1994       1993
                                                         ----------  ----------  ----------  ---------  ---------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Commissions and fees...................................  $  237,417  $  162,631  $  123,907  $  86,165  $  73,791
Operating expenses:
  Salaries and related costs...........................     121,313      80,291      58,329     45,758     37,747
  Office and general...................................      82,712      60,101      43,432     30,316     29,824
  Amortization of intangibles..........................       6,160       4,440       3,237      3,264      2,471
  Special compensation and CEO bonus.(1)...............       1,500      52,019      --         --         --
  Restructuring charges................................      --          --          --         --          1,318
Total operating expenses...............................     211,685     196,851     104,998     79,338     71,360
Operating income (loss)................................      25,732     (34,220)     18,909      6,827      2,431
Other income (expense):
  Interest expense, net(2).............................      (8,772)    (14,265)    (10,894)    (9,178)    (7,652)
  Other, net...........................................         (90)       (164)        150       (146)      (386)
Income (loss) before provision (benefit) for income
  taxes, minority interests and equity in earnings
  (losses) of affiliates...............................      16,870     (48,649)      8,165     (2,497)    (5,607)
  Provision (benefit) for income taxes.................       8,571       3,270       4,222       (333)    (1,322)
Net income (loss) applicable to common and Class B
  common stockholders..................................       8,000     (52,449)      3,019     (2,677)    (4,836)
Net income (loss) per common and Class B common share:
  Basic................................................  $      .33  $    (2.72) $      .16  $    (.14) $    (.27)
  Diluted..............................................  $      .32  $    (2.72) $      .15  $    (.14) $    (.27)
Weighted average shares outstanding:
  Basic................................................      24,243      19,299      19,064     19,064     17,610
  Diluted..............................................      24,735      19,299      19,355     19,064     17,610


                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                      1997         1996        1995        1994        1993
                                                  ------------  ----------  ----------  ----------  ----------

                                                     (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES AND OFFICES)
OTHER DATA:
Gross Billings:
  Yellow page advertising.......................  $    457,519  $  434,728  $  429,176  $  363,656  $  336,714
  Recruitment advertising.......................       573,152     308,147     166,508      54,872       8,338
  Internet (3)..................................        19,640       6,659         392      --          --
                                                  ------------  ----------  ----------  ----------  ----------
Total Gross Billings............................  $  1,050,311  $  749,534  $  596,076  $  418,528  $  345,052
                                                  ------------  ----------  ----------  ----------  ----------
                                                  ------------  ----------  ----------  ----------  ----------

Total operating expenses as a percentage of
  commissions and fees..........................          89.2%      121.0%       84.7%       92.1%       96.7%
Number of employees.............................         3,300       2,000       1,400       1,200         970
Number of offices...............................           115          78          50          40          30

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------

                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets.......................................  $  288,363  $  212,650  $  180,516  $  134,313  $  122,168
Current liabilities..................................     282,496     224,577     186,247     146,124     135,033
Total assets.........................................     495,206     331,753     258,094     198,965     168,424
Long-term liabilities................................     115,852      70,799      88,070      72,008      49,694
Minority interests...................................      --           3,082       3,105       3,153       3,121
Redeemable preferred stock...........................      --           2,000       2,000       2,000       2,000
Total stockholders' equity (deficit).................      96,858      31,295     (21,328)    (24,320)    (21,424)

------------------------


(1) Special compensation consists of a non-cash, non-recurring charge of approximately $52.0 million for special management compensation resulting from the issuance of approximately 3.6 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the Company and, accordingly, were not considered to have made substantive investments for their minority shares. The CEO bonus for the year ended December 31, 1997 consists of a mandatory bonus of $375 thousand per quarter payable to Andrew J. McKelvey, the Company's CEO and Principal Stockholder, as provided for in the Principal Stockholder's then existing employment agreement. Receipt of these bonus amounts was permanently waived by the Principal Stockholder, and accordingly, since they were not paid, are also accounted for as a contribution to Additional Paid-in Capital. See "TMP BUSINESS--Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996" and "--The year ended December 31, 1996 compared to the year ended December 31, 1995" and Notes 1 and 13(B) to the Company's Consolidated Financial Statements included elsewhere herein.



(2) Interest expense for 1996 includes a $2.6 million non-cash, non-recurring charge to reflect the exercise of a warrant issued in connection with the Company's financing agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996" and "--The year ended December 31, 1996 compared to the year ended December 31, 1995" and Note 7 to the Company's Consolidated Financial Statements.



(3) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) the uncertain acceptance of the Internet and the Company's Internet content, (ii) that the Company has grown rapidly and there can be no assurance that the Company will continue to be able to grow profitably or manage its growth, (iii) risks associated with acquisitions, (iv) competition, (v) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (vi) the Company's business experiences seasonality, (vii) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results, (viii) the Company has entered into certain transactions with affiliated parties and (ix) the control of the Company by Andrew J. McKelvey.

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


    Special compensation for the year ended December 31, 1996, reflects a non-cash, non-recurring charge of approximately $52.0 million resulting from the issuance of approximately 3.6 million shares of common stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies, because they had received such shares for nominal or no consideration as employees or as management of such companies and, accordingly, were not considered to have made substantive investments for their shares. The CEO bonus for the year ended December 31, 1997 of $1.5 million reflects a non-cash charge recorded in compliance with SAB 79 for a bonus mandated by the Principal Stockholder's employment contract, even though such bonus was irrevocably waived prior to the beginning of the period to which it related.


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

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------

                                                                                        (IN THOUSANDS)
GROSS BILLINGS:
  Yellow page advertising..................................................  $    457,519  $  434,728  $  429,176
  Recruitment advertising..................................................       573,152     308,147     166,508
  Internet(1)..............................................................        19,640       6,659         392
                                                                             ------------  ----------  ----------
  Total....................................................................  $  1,050,311  $  749,534  $  596,076
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

COMMISSIONS AND FEES:
  Yellow page advertising..................................................  $     95,768  $   94,545  $   87,456
  Recruitment advertising..................................................       123,048      61,427      36,059
  Internet(1)..............................................................        18,601       6,659         392
                                                                             ------------  ----------  ----------
  Total....................................................................  $    237,417  $  162,631  $  123,907
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising..................................................          20.9%       21.7%       20.4%
  Recruitment advertising..................................................          21.5%       19.9%       21.7%
  Internet(1)..............................................................          94.7%      100.0%      100.0%
  Total....................................................................          22.6%       21.7%       20.8%

EBITDA(2)..................................................................  $     39,501  $  (25,818) $   24,978
Cash provided operating activities.........................................  $     15,155  $    8,151  $    6,706
Cash used in investing activities..........................................  $    (70,262) $  (28,988) $  (13,778)
Cash provided by financing activities......................................  $     60,146  $   19,016  $    7,432


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


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
EBITDA CALCULATION                                                                 1997        1996        1995
------------------------------------------------------------------------------  ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
Net income (loss).............................................................  $    8,123  $  (52,239) $    3,229
  Interest, net...............................................................       8,772      14,265      10,894
  Income tax expense..........................................................       8,571       3,270       4,222
  Depreciation and amortization...............................................      14,035       8,886       6,633
                                                                                ----------  ----------  ----------
EBITDA........................................................................  $   39,501  $  (25,818) $   24,978
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------



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


    Operating income increased $59.9 million to $25.7 million for the year ended December 31, 1997 as compared with an operating loss of $34.2 million for the year ended December 31, 1996. The increase was primarily due to the inclusion, in 1996 of the $52.0 million non-cash special compensation charge and increased 1997 recruitment advertising and Internet billings. In addition, operating expenses relating to the Company's introduction of its Internet business were $4.1 million for 1997 and $1.9 million for 1996. Operating income for the year ended December 31, 1997 as a percent of commissions and fees increased to 10.8% from (21.0)% for the year ended December 31, 1996. The higher percent for 1997 was primarily due the $52.0 million non-cash special compensation charge in 1996.


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


    Taxes on income increased $5.3 million to $8.6 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996 primarily due to higher pre-tax income. The effective tax rate for the year ended December 31, 1997 was 50.8% compared with (6.7)% for the year ended December 31, 1996. These effective tax rates are higher than the U.S. Federal statutory rate of 34.0% primarily due to the non-cash special compensation charge of $52.0 million and interest expense of $2.6 million in 1996 as described above and nondeductible expenses of approximately $2.9 million and $1.7 million and state taxes of $1.1 million and $.4 million for 1997 and 1996, respectively. In addition, the higher 1996 tax rate, when compared with the 1997 rate, reflects the Company's inability in 1996 to offset profits at certain subsidiaries with losses incurred by others.



    As a result of all of the above, the net income applicable to common and Class B common stockholders was $8.0 million for the year ended December 31, 1997, or $.32 per diluted share, compared with net loss of $52.4 million, or $(2.72) per diluted share.


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


    Operating results declined $53.1 million to a loss of $34.2 million for the year ended December 31, 1996 as compared with operating income of $18.9 million for the year ended December 31, 1995. The decline was primarily due to the non-cash $52.0 million special compensation charge, increased advertising expenses of $2.5 million for the Company's Internet business and $5.1 million in direct operating expenses related to the Company's introduction of its Internet business. Operating results for the year ended December 31, 1996, as a percent of commissions and fees, declined to (21.0)% from 15.3% for the year ended December 31, 1995. This decline in operating income as a percent of commissions and fees was primarily due to the non-cash special compensation charge of $52.0 million in 1996 and costs in connection with the consolidation of the recruitment advertising acquisitions.


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


    Taxes on income decreased $0.9 million to $3.3 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995 primarily due to lower pre-tax income. The effective tax rate for the year ended December 31, 1996 on income before income taxes of (6.7)% was higher than the U.S. Federal statutory rate of 34.0% primarily due to the non-cash special compensation charge of $52.0 million and $2.6 million in interest expense, described above, which are not deductible for tax because they are non-cash, nondeductible expenses of approximately $1.7 million and approximately $.5 million in interest computed on a receivable from the Company's principal stockholder. The effective tax rate for the year ended December 31, 1995 was 51.7%, more favorable than the 1996 rate due to lower nondeductible expenses for 1995.



    As a result of the above, the net loss applicable to common and Class B common stockholders was $52.4 million for the year ended December 31, 1996 compared with net income of $3.0 million for the year ended December 31, 1995.


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


    EBITDA increased $65.3 million to $39.5 million for the year ended December 31, 1997 from $(25.8) million for the year ended December 31, 1996, and as a percent of commissions and fees increased to 16.6% for the year ended December 31, 1997 as compared to (15.9)% for the year ended December 31, 1996 due to a higher operating profit. For the year ended December 31, 1996, EBITDA decreased $50.8 million to $(25.8) million or 203.4% as compared to the year ended December 31, 1995. As a percent of commissions and fees, EBITDA increased to (15.9)% for the year ended December 31, 1996 from 20.2% for the year ended December 31, 1995 primarily due to the $52.0 million non-cash special compensation charge in 1996, partially offset by a higher percentage of costs related to Neville Jeffress and severance and temporary help expenses related to consolidation of the recruitment advertising acquisitions.


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

    The following table sets forth summary quarterly unaudited financial information for 1997 and 1996, excluding nonrecurring special compensation and interest charges for 1996 (in millions, except share and per share amounts):


                                                                                    1997 QUARTERS
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  -------------
Commissions and fees:
  Yellow page advertising.....................................   $    19.7    $    23.0     $    28.6      $    24.4
  Recruitment advertising.....................................        22.5         27.1          33.4           40.0
  Internet....................................................         3.8          4.5           4.7            5.7
                                                                -----------  -----------       ------         ------
Total commissions and fees....................................   $    46.0    $    54.6     $    66.7      $    70.1
                                                                -----------  -----------       ------         ------
                                                                -----------  -----------       ------         ------
Operating income..............................................   $     4.6    $     5.6     $    10.0      $     5.6
Net income applicable to common and Class B common
  stockholders................................................   $     1.1    $     1.5     $     3.7      $     1.7
Net income per common and Class B common share:
  Basic.......................................................   $     .05    $     .06     $     .15      $     .07
  Diluted.....................................................   $     .05    $     .06     $     .15      $     .06
Weighted average shares outstanding (in thousands):
  Basic.......................................................      23,467       23,490        23,978         26,061
  Diluted.....................................................      23,789       23,995        24,533         26,571

                                                                                    1996 QUARTERS
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  -------------
Commissions and fees:
  Yellow page advertising.....................................   $    20.4    $    23.0     $    27.8      $    23.3
  Recruitment advertising.....................................        12.7         12.2          18.5           18.0
  Internet....................................................          .9          1.5           1.9            2.4
                                                                -----------  -----------       ------         ------
Total commissions and fees....................................   $    34.0    $    36.7     $    48.2      $    43.7
                                                                -----------  -----------       ------         ------
                                                                -----------  -----------       ------         ------
Operating income (loss).......................................   $     3.7    $     3.1     $     3.3      $   (44.3)
Net income (loss) applicable to common and Class B common
  stockholders................................................   $    (0.1)   $     0.2     $    (0.8)     $   (51.7)
Net income (loss) per common and Class B common share:
  Basic.......................................................   $    (.01)   $     .01     $    (.04)     $   (2.61)
  Diluted.....................................................   $    (.01)   $     .01     $    (.04)     $   (2.61)
Weighted average shares outstanding (in thousands):
  Basic.......................................................      19,199       19,169        18,973         19,853
  Diluted.....................................................      19,199       19,617        18,973         19,853


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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                                                                           PAGE NO.
                                                                                                          -----------
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


    As discussed in Note 13B, the accompanying financial statements have been restated to reflect the effect of a change in the accounting treatment for bonuses waived by the CEO/Principal Stockholder.


                                          BDO SEIDMAN, LLP


New York, New York
March 20, 1998, except for Notes 2 and 13B for which the date December 17, 1998

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    5,937  $      898
  Accounts receivable, net................................................................     255,527     191,728
  Work-in-process.........................................................................      15,554      14,542
  Prepaid and other.......................................................................      11,345       5,482
                                                                                            ----------  ----------
    Total current assets..................................................................     288,363     212,650
Receivable from Principal Stockholder, net................................................      --          11,413
Property and equipment, net...............................................................      37,760      20,562
Deferred income taxes.....................................................................       4,922       9,325
Intangibles, net..........................................................................     159,465      73,975
Other assets..............................................................................       4,696       3,828
                                                                                            ----------  ----------
                                                                                            $  495,206  $  331,753
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $  203,172  $  182,129
  Accrued expenses and other current liabilities..........................................      35,300      20,065
  Accrued restructuring costs.............................................................      16,801      --
  Deferred revenue........................................................................       7,992       3,398
  Deferred income taxes...................................................................      10,782       9,818
  Current portion of long-term debt.......................................................       8,449       9,167
                                                                                            ----------  ----------
    Total current liabilities.............................................................     282,496     224,577
Long-term debt, less current portion......................................................     115,852      70,799
                                                                                            ----------  ----------
    Total liabilities.....................................................................     398,348     295,376
                                                                                            ----------  ----------
Minority interests........................................................................      --           3,082
                                                                                            ----------  ----------
Redeemable preferred stock................................................................      --           2,000
                                                                                            ----------  ----------
Commitments and contingencies.
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000 shares; issued and
    outstanding--none.....................................................................      --          --
  Common stock, $.001 par value, authorized 200,000,000 shares; issued and
    outstanding--12,495,626 and 8,605,436, shares, respectively...........................          12           8
  Class B common stock, $.001 par value, authorized 39,000,000 shares; issued and
    outstanding--13,587,541 and 14,787,541 shares, respectively...........................          14          15
  Additional paid-in capital..............................................................     165,253     106,803
  Foreign currency translation adjustment.................................................        (510)        380
  Deficit.................................................................................     (67,911)    (75,911)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      96,858      31,295
                                                                                            ----------  ----------
                                                                                            $  495,206  $  331,753
                                                                                            ----------  ----------
                                                                                            ----------  ----------


          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Commissions and fees............................................................  $ 237,417  $ 162,631  $ 123,907
                                                                                  ---------  ---------  ---------
Operating expenses:
  Salaries and related costs....................................................    121,313     80,291     58,329
  Office and general............................................................     82,712     60,101     43,432
  Amortization of intangibles...................................................      6,160      4,440      3,237
  Special compensation and CEO bonus............................................      1,500     52,019     --
                                                                                  ---------  ---------  ---------
      Total operating expenses..................................................    211,685    196,851    104,998
                                                                                  ---------  ---------  ---------
      Operating income (loss)...................................................     25,732    (34,220)    18,909
                                                                                  ---------  ---------  ---------
Other income (expense):
  Interest expense..............................................................    (10,978)   (14,598)   (11,249)
  Interest income...............................................................      2,206        333        355
  Other, net....................................................................        (90)      (164)       150
                                                                                  ---------  ---------  ---------
                                                                                     (8,862)   (14,429)   (10,744)
                                                                                  ---------  ---------  ---------
Income (loss) before provision for income taxes, minority interests and equity
  in earnings (losses) of affiliates............................................     16,870    (48,649)     8,165
Provision for income taxes......................................................      8,571      3,270      4,222
                                                                                  ---------  ---------  ---------
Income (loss) before minority interests and equity in earnings (losses) of
  affiliates....................................................................      8,299    (51,919)     3,943
Minority interests..............................................................        143        434        435
Equity in earnings (losses) of affiliates.......................................        (33)       114       (279)
                                                                                  ---------  ---------  ---------
Net income (loss)...............................................................      8,123    (52,239)     3,229
Preferred stock dividends.......................................................       (123)      (210)      (210)
                                                                                  ---------  ---------  ---------
Net income (loss) applicable to common and Class B common stockholders..........  $   8,000  $ (52,449) $   3,019
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Net income (loss) per common and Class B common share:
  Basic.........................................................................  $     .33  $   (2.72) $     .16
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
  Diluted.......................................................................  $     .32  $   (2.72) $     .15
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.........................................................................     24,243     19,299     19,064
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
  Diluted.......................................................................     24,735     19,299     19,355
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------


          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                   CLASS B
                                                                                        COMMON STOCK,           COMMON STOCK,
                                                                                       $.001 PAR VALUE         $.001 PAR VALUE
                                                                                    ----------------------  ----------------------
                                                                                     SHARES      AMOUNT      SHARES      AMOUNT
                                                                                    ---------  -----------  ---------  -----------
Balance, January 1, 1995..........................................................  4,276,869   $       4   14,787,541  $      15
  Foreign currency translation adjustment.........................................     --          --          --          --
  Dividends on preferred stock....................................................     --          --          --          --
  Net income......................................................................     --          --          --          --
                                                                                    ---------  -----------  ---------  -----------
Balance, December 31, 1995........................................................  4,276,869           4   14,787,541         15
  Stock repurchase agreements.....................................................     --          --          --          --
  Issuance of common stock for purchase of minority interest in subsidiary........    159,231      --          --          --
  Issuance of common stock as compensation........................................    142,740      --          --          --
  Repurchase and cancellation of common stock.....................................   (481,284)     --          --          --
  Issuance of common stock for purchase of minority interest in subsidiary........     46,350      --          --          --
  Issuance of common stock........................................................  4,147,408           4      --          --
  Issuance of common stock in connection with the exercise of options.............     85,354      --          --          --
  Issuance of common stock in connection with exercise of warrant.................    228,768      --          --          --
  Foreign currency translation adjustment.........................................     --          --          --          --
  Dividends on preferred stock....................................................     --          --          --          --
  Special compensation............................................................     --          --          --          --
  Net loss........................................................................     --          --          --          --
                                                                                    ---------  -----------  ---------  -----------
Balance, December 31, 1996........................................................  8,605,436           8   14,787,541         15
  Issuance of common stock in connection with the exercise of options.............     49,766      --          --          --
  Tax benefit of stock options exercised..........................................     --          --          --          --
  Capital contribution from Principal Stockholder re: CEO bonus and other.........     --          --          --          --
  Issuance of common stock in connection with acquisitions........................    135,028           1      --          --
  Issuance of common stock for purchase of an equity interest in a subsidiary.....     61,848      --          --          --
  Conversion of shares............................................................  1,200,000           1   (1,200,000)         (1)
  Issuance of common stock........................................................  2,400,000           2      --          --
  Issuance of common stock for matching contribution to 401(k) plan...............     43,548      --          --          --
  Foreign currency translation adjustment.........................................     --          --          --          --
  Dividend and redemption premium on preferred stock..............................     --          --          --          --
  Net income......................................................................     --          --          --          --
                                                                                    ---------  -----------  ---------  -----------
Balance, December 31, 1997........................................................  12,495,626  $      12   13,587,541  $      14
                                                                                    ---------  -----------  ---------  -----------
                                                                                    ---------  -----------  ---------  -----------


                                                                                    ADDITIONAL    FOREIGN CURRENCY
                                                                                      PAID-IN        TRANSLATION
                                                                                      CAPITAL        ADJUSTMENT        DEFICIT
                                                                                    -----------  -------------------  ---------
Balance, January 1, 1995..........................................................   $     655        $       2       $ (24,996 )
  Foreign currency translation adjustment.........................................      --                  (27)         --
  Dividends on preferred stock....................................................      --               --                (210)
  Net income......................................................................      --               --               3,229
                                                                                    -----------           -----       ---------
Balance, December 31, 1995........................................................         655              (25)        (21,977 )
  Stock repurchase agreements.....................................................       1,172           --              --
  Issuance of common stock for purchase of minority interest in subsidiary........       1,055           --              --
  Issuance of common stock as compensation........................................          20           --              --
  Repurchase and cancellation of common stock.....................................        (675)          --              (1,485)
  Issuance of common stock for purchase of minority interest in subsidiary........         672           --              --
  Issuance of common stock........................................................      50,779           --              --
  Issuance of common stock in connection with the exercise of options.............         347           --              --
  Issuance of common stock in connection with exercise of warrant.................       2,603           --              --
  Foreign currency translation adjustment.........................................      --                  405          --
  Dividends on preferred stock....................................................      --               --                (210)
  Special compensation............................................................      50,175           --              --
  Net loss........................................................................      --               --             (52,239)
                                                                                    -----------           -----       ---------
Balance, December 31, 1996........................................................     106,803              380         (75,911 )
  Issuance of common stock in connection with the exercise of options.............         643           --              --
  Tax benefit of stock options exercised..........................................         175           --              --
  Capital contribution from Principal Stockholder re: CEO bonus and other.........       1,775           --              --
  Issuance of common stock in connection with acquisitions........................       3,136           --              --
  Issuance of common stock for purchase of an equity interest in a subsidiary.....       1,000           --              --
  Conversion of shares............................................................      --               --              --
  Issuance of common stock........................................................      51,166           --              --
  Issuance of common stock for matching contribution to 401(k) plan...............         555           --              --
  Foreign currency translation adjustment.........................................      --                 (890)         --
  Dividend and redemption premium on preferred stock..............................      --               --                (123)
  Net income......................................................................      --               --               8,123
                                                                                    -----------           -----       ---------
Balance, December 31, 1997........................................................   $ 165,253        $    (510)      $ (67,911 )
                                                                                    -----------           -----       ---------
                                                                                    -----------           -----       ---------


                                                                                         TOTAL
                                                                                     STOCKHOLDERS'
                                                                                        EQUITY
                                                                                       (DEFICIT)
                                                                                    ---------------
Balance, January 1, 1995..........................................................     $ (24,320)
  Foreign currency translation adjustment.........................................           (27)
  Dividends on preferred stock....................................................          (210)
  Net income......................................................................         3,229
                                                                                    ---------------
Balance, December 31, 1995........................................................       (21,328)
  Stock repurchase agreements.....................................................         1,172
  Issuance of common stock for purchase of minority interest in subsidiary........         1,055
  Issuance of common stock as compensation........................................            20
  Repurchase and cancellation of common stock.....................................        (2,160)
  Issuance of common stock for purchase of minority interest in subsidiary........           672
  Issuance of common stock........................................................        50,783
  Issuance of common stock in connection with the exercise of options.............           347
  Issuance of common stock in connection with exercise of warrant.................         2,603
  Foreign currency translation adjustment.........................................           405
  Dividends on preferred stock....................................................          (210)
  Special compensation............................................................        50,175
  Net loss........................................................................       (52,239)
                                                                                    ---------------
Balance, December 31, 1996........................................................        31,295
  Issuance of common stock in connection with the exercise of options.............           643
  Tax benefit of stock options exercised..........................................           175
  Capital contribution from Principal Stockholder re: CEO bonus and other.........         1,775
  Issuance of common stock in connection with acquisitions........................         3,137
  Issuance of common stock for purchase of an equity interest in a subsidiary.....         1,000
  Conversion of shares............................................................        --
  Issuance of common stock........................................................        51,168
  Issuance of common stock for matching contribution to 401(k) plan...............           555
  Foreign currency translation adjustment.........................................          (890)
  Dividend and redemption premium on preferred stock..............................          (123)
  Net income......................................................................         8,123
                                                                                    ---------------
Balance, December 31, 1997........................................................     $  96,858
                                                                                    ---------------
                                                                                    ---------------


          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).................................................................  $   8,123  $ (52,239) $   3,229
                                                                                      ---------  ---------  ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment.........................      7,875      4,446      3,396
    Amortization of intangibles.....................................................      6,160      4,440      3,237
    Provision for doubtful accounts.................................................      3,580      3,131      2,850
    Special compensation, CEO bonus and indemnity payment...........................      1,775     52,019     --
    Interest expense for shares issued upon exercise of warrant.....................     --          2,603     --
    Provision for deferred income taxes.............................................      5,155      1,573      3,005
    Minority interests..............................................................        143        434        435
    Other...........................................................................        (90)       100        522
  Changes in assets and liabilities, net of effects from purchases of businesses:
    Increase in accounts receivable, net............................................     (2,537)    (5,048)   (30,256)
    Increase in work-in-process.....................................................        (57)       (36)    (1,510)
    Increase in prepaid and other...................................................     (1,115)      (909)      (425)
    (Increase) decrease in other assets.............................................       (868)      (161)       430
    Increase (decrease) in accounts payable, accrued expenses and other current
     liabilities....................................................................    (12,714)    (2,202)    21,793
                                                                                      ---------  ---------  ---------
      Total adjustments.............................................................      7,307     60,390      3,477
                                                                                      ---------  ---------  ---------
      Net cash provided by operating activities.....................................     15,430      8,151      6,706
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Payments pursuant to notes and advances to Principal Stockholder..................     (3,064)   (12,878)      (613)
  Repayments from Principal Stockholder.............................................     14,477      7,994      2,271
  Capital expenditures..............................................................    (18,276)    (6,857)    (4,954)
  Payments for purchases of businesses, net of cash acquired........................    (63,399)   (23,755)   (11,324)
  Proceeds from sale of assets......................................................     --          6,115          7
  Repayments from affiliates........................................................     --            393        835
                                                                                      ---------  ---------  ---------
      Net cash used in investing activities.........................................    (70,262)   (28,988)   (13,778)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Payments on capitalized leases....................................................     (2,594)    (2,386)    (1,064)
  Borrowings under line of credit and proceeds from issuance of long-term debt......    702,747    471,092    540,333
  Repayments under line of credit and principal payments on long-term debt..........   (686,086)  (497,646)  (531,144)
  Distribution to minority interests................................................     --           (457)      (483)
  Net proceeds from stock issuance..................................................     51,165     50,783     --
  Repurchase of common stock........................................................     --         (2,160)    --
  Redemption of minority interest (including premium)...............................     (3,133)    --         --
  Redemption of preferred stock (including premium).................................     (2,105)    --         --
  Dividends on preferred stock......................................................       (123)      (210)      (210)
                                                                                      ---------  ---------  ---------
      Net cash provided by financing activities.....................................     59,871     19,016      7,432
                                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................................      5,039     (1,821)       360
Cash and cash equivalents, beginning of year........................................        898      2,719      2,359
                                                                                      ---------  ---------  ---------
Cash and cash equivalents, end of year..............................................  $   5,937  $     898  $   2,719
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------


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

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                                                                            YEARS
                                                                                            -----
Buildings and improvements.............................................................        8-32
Furniture and equipment................................................................         4-8
Transportation equipment...............................................................        5-18

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company performs continuing credit evaluations of its customers and does not require collateral. For the most part, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

EARNINGS PER SHARE

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by the Statement all periods presented have been restated to comply with the provisions of SFAS No. 128.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):


December 31, 1997:
  Basic...........................................................      24,243
  Effect of assumed conversion of stock options...................         492
                                                                    -----------
  Diluted.........................................................      24,735
                                                                    -----------
                                                                    -----------
December 31, 1996:
  Basic...........................................................      19,299
                                                                    -----------
  Diluted.........................................................      19,299
                                                                    -----------
                                                                    -----------
December 31, 1995:
  Basic...........................................................      19,064
  Effect of assumed conversion of stock options...................          62
  Effect of assumed conversion of warrant.........................         229
                                                                    -----------
  Diluted.........................................................      19,355
                                                                    -----------
                                                                    -----------



    Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO and Principal Stockholder, because he permanently waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company, that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 57 "Accounting for Expenses or Liabilities paid by the Principal Stockholder," TMP must record bonus expense for this non-cash item, even though their receipt has been permanently waived. The Company has complied in this amended filing.


STATEMENTS OF CASH FLOWS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position will be unaffected by implementation of this new standard.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"). Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current discloures.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Trade.................................................................  $  250,785  $  185,594
Earned commissions(a).................................................      14,491      13,166
                                                                        ----------  ----------
                                                                           265,276     198,760
Less: Allowance for doubtful accounts.................................       9,749       7,032
                                                                        ----------  ----------
    Accounts receivable, net..........................................  $  255,527  $  191,728
                                                                        ----------  ----------
                                                                        ----------  ----------

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

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Buildings and improvements..............................................  $     916  $     944
Furniture and equipment.................................................     57,696     41,656
Leasehold improvements..................................................      5,467      3,728
Transportation equipment................................................      9,094        301
                                                                          ---------  ---------
                                                                             73,173     46,629
Less: Accumulated depreciation and amortization.........................     35,413     26,067
                                                                          ---------  ---------
    Property and equipment, net.........................................  $  37,760  $  20,562
                                                                          ---------  ---------
                                                                          ---------  ---------

    Furniture and equipment includes equipment under capital leases at December 31, 1997 and 1996 with a cost of $12,514 and $6,074, respectively, and accumulated amortization of $5,128 and $2,531, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4--PROPERTY AND EQUIPMENT, NET (CONTINUED)
    During 1997, the Company acquired certain transportation equipment and made capital improvements thereto for a total of $6,800 and simultaneously entered into a $7,800 financing agreement (see Note 8) to fund the purchase and provide additional funds.

NOTE 5--BUSINESS ACQUISITIONS

    The Company has acquired 40 businesses (primarily recruitment advertising businesses) between January 1, 1995 and December 31, 1997 including, on August 26, 1997, all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47,200 net of approximately $11,500 of cash acquired relating to the sale, in July 1997, of real property by Austin Knight and on July 2, 1996, all of the outstanding shares of Neville Jeffress Australia Pty Limited ("Neville Jeffress"). Austin Knight had commissions and fees of approximately $47,600 for the year ended September 30, 1996, and Neville Jeffress had commissions and fees of approximately $24,000 for the year ended June 30, 1996. The total amount of cash paid and promissory notes and Common Stock of the Company issued for these acquisitions was approximately $74,500, $25,400 and $26,700 for 1997, 1996 and 1995, respectively. In 1997, the shares of Common Stock issued by the Company in connection with certain of the above mentioned acquisitions was 135,028. The 1997 amount is net of approximately $11,500 of cash acquired with Austin Knight. These acquisitions have been accounted for under the purchase method of accounting and accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.


    In connection with these acquisitions, management of the Company began to assess and formulate preliminary plans to restructure the operations of the acquired companies. Such plans involved the closure of certain offices of the acquired companies and the termination of certain management and employees. The objective of the plans was to create a single brand in the related markets in which the Company operates. The preliminary plans are expected to be finalized within one year of the acquisition to which it relates. Actions under the preliminary plans are expected to commence in the first quarter of 1998.



    As a result of the formulation of the preliminary plans, certain estimated costs and liabilities were recorded which related to the restructuring of the acquired businesses. These estimates will be refined in connection with the finalization of the plans. These costs and liabilities include:



        Accrued liabilities relating to surplus property in the amount of $7,830 for approximately 22 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or will be closed by March 31, 1999 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of sublease revenue on existing subleases.



        Other costs associated with the closure of existing offices of acquired companies in the amount of $2,521, including the write off of leasehold improvements and other fixed assets as well as termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.



        Above market lease costs in the amount of $783, based on the present value of contractual lease payments in excess of current market lease rates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS (CONTINUED)

        Estimated severance payments, employee relocation expenses and other employee costs in the amount of $4,900 relating to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters management and administrative personnel. As of December 31, 1997, the accrual related to approximately 70 employees including senior management, sales, service and administrative personnel.



        Pension obligations in the amount of $1,650 assumed in connection with the acquisition of Austin Knight.



    As of December 31, 1997, payments of $833 were made to 18 members of senior management and employees for severance and charged against the reserve. The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Additional future costs incurred, resulting from revised plan actions and that do not result from events occurring after the consummation dates of the related acquisitions, in excess of the above estimated amounts will be recorded as additional costs of acquired companies.


    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1997 and 1996 assume the acquisitions in 1997 and 1996 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.


                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Commissions and fees......................................................................  $  285,254  $  261,113
Net income (loss) applicable to common and Class B common stockholders....................  $    8,473  $  (50,948)
Net income (loss) per common and Class B common share:
  Basic...................................................................................        $.35      $(2.65)
  Diluted.................................................................................        $.34      $(2.65)



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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                              DECEMBER 31,       AMORTIZATION
                                                          ---------------------     PERIOD
                                                             1997       1996        (YEARS)
                                                          ----------  ---------  -------------
Client lists, net of accumulated amortization of $4,370
  and $3,715, respectively..............................  $   10,083  $   8,913     5 to 30
Covenants not to compete, net of accumulated
  amortization of $2,036 and $1,713, respectively.......       2,188      1,336     3 to 6
Excess of cost of investments over fair value of net
  assets acquired, net of accumulated amortization of
  $10,651 and $6,428, respectively......................     146,397     62,947    10 to 30
Other, net of accumulated amortization of $2,103 and
  $1,709, respectively..................................         797        779     4 to 10
                                                          ----------  ---------
                                                          $  159,465  $  73,975
                                                          ----------  ---------
                                                          ----------  ---------

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Borrowings under financing agreement (see Note 7)......................  $   95,800  $  59,495
Borrowings under financing agreements, interest payable at rates varying from 5% to 9.2%, and collateralized by assets in certain
  foreign countries....................................................       3,339      3,776
Acquisition notes payable in annual and monthly installments through
  1997 with interest at 8.5%...........................................      --          3,374
Other acquisition notes payable, noninterest bearing, interest imputed
  at 6.7% to 8.0%, in varying installments through 2001................       9,461      7,153
Capitalized lease obligations, payable with interest from 9% to 15%, in
  varying installments through 2001....................................       7,245      4,058
Term note payable in sixty consecutive monthly installments from July
  1997 through June 2002, collateralized by transportation equipment and with interest at 8.43% for the first 36 months. Thereafter the
  interest rate will be based on two year U.S. Treasury Notes..........       7,760     --
Notes payable, in varying monthly installments maturing through 2001,
  with interest at rates ranging from 7.5% to 8.5%.....................         696      2,110
                                                                         ----------  ---------
                                                                            124,301     79,966
Less: Current portion..................................................       8,449      9,167
                                                                         ----------  ---------
                                                                         $  115,852  $  70,799
                                                                         ----------  ---------
                                                                         ----------  ---------

    The noncurrent portion of long-term debt matures as follows:

                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
1999................................................................................................   $    6,519
2000................................................................................................        3,762
2001................................................................................................       96,512*
2002................................................................................................        7,513
Thereafter..........................................................................................        1,546
                                                                                                      ------------
                                                                                                       $  115,852
                                                                                                      ------------
                                                                                                      ------------

------------------------

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

(B) STOCK OPTIONS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 900,000 shares (amended to 1,800,000 on June 25, 1997) of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    On January 6, 1997 options to purchase, at an exercise price of $12.88 per share, the market price on the date of grant, an aggregate of approximately 1,203,737 shares of common stock were granted to officers and employees of the Company and options for 74,611 shares were subsequently cancelled. Of such options, options for approximately 29,000 shares of common stock vest at the rate at 25% per year beginning one year from the date of grant and the balance of these options were vested at December 31, 1997 and are exercisable after January 5, 1999. Such options will expire ten years from date of grant.

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

    Options to purchase 11,250 shares of common stock at a purchase price per share equal to $6.65 per share, the fair market value of the common stock on the date of grant as determined by the Board, were granted on January 24, 1996 to one nonemployee director. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. In September 1996, options to purchase an aggregate of 33,750 shares of common stock were granted to three directors under this plan at an exercise price per share equal to the initial public offering price per share, the fair value on the date of grant as

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED) determined by the Board. Vesting is on terms similar to that of the previous director's grant. Such options will expire ten years from the date of grant. In December 1996, 11,250 of the options granted to a director in September 1996 were cancelled and options to purchase 125,000 shares of common stock were granted at an exercise price of $14.00 (the initial public offering price). Of the total, 50,000 of such options vested on the closing of the initial public offering. In April 1997, in connection with this former director's resignation, the Company agreed that an additional 12,500 of such stock options would vest on June 1, 1997 and the unvested options totalling, 62,500 were cancelled. All options previously vested expire on December 9, 2006. On October 7, 1997, a newly appointed director of the Company was granted options to purchase 11,250 shares of common stock at $23.625 per share, the market price on the date of grant. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. For options granted to all directors, at December 31, 1997, 50,938 of the outstanding options were exercisable and 42,500 were exercised.

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

    Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                                 1997        1996
                                                                                               ---------  ----------
Net income (loss) applicable to common and Class B common stockholders.......................  $   2,884  $  (53,062)
Net income (loss) per common and Class B common share
  Basic......................................................................................       $.12      $(2.75)
  Diluted....................................................................................       $.12      $(2.75)

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented.

                                                                  DECEMBER 31, 1997         DECEMBER 31, 1996
                                                              -------------------------  ------------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                                SHARES        PRICE       SHARES        PRICE
                                                              ----------  -------------  ---------  -------------
Outstanding at beginning of year............................     448,334    $    9.07       --           --
Granted.....................................................   1,986,643        13.91      466,640    $    9.15
Exercised...................................................     (49,766)       12.92       --           --
Forfeited/cancelled.........................................    (145,453)       13.20      (18,306)       11.17
                                                              ----------                 ---------
Outstanding at end of year..................................   2,239,758        13.01      448,334         9.07
                                                              ----------                 ---------
                                                              ----------                 ---------
Options exercisable at year-end.............................     114,579    $    9.85       66,875    $   13.38
Weighted average fair value of options granted during the
  year......................................................                $    7.10                 $    5.93

    The following table summarizes information about stock options outstanding at December 31, 1997.

                     OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
             -----------------------------------                     ----------------------------------
                  NUMBER        WEIGHTED AVERAGE                          NUMBER           WEIGHTED
 EXERCISE     OUTSTANDING AT       REMAINING      WEIGHTED AVERAGE    EXERCISABLE AT        AVERAGE
   PRICE     DECEMBER 31, 1997  CONTRACTUAL LIFE   EXERCISE PRICE    DECEMBER 31, 1997  EXERCISE PRICES
-----------  -----------------  ----------------  -----------------  -----------------  ---------------
6$.65......         287,614               8.0(year)     $    6.65           72,079         $    6.65
14.00.....           42,500               8.9             14.00             36,875             14.00
12.88.....        1,129,126               9.0             12.88             --                --
19.00.....           25,868               9.6             19.00             --                --
17.25.....            8,400               9.3             17.25             --                --
20.00.....           35,000               9.8             20.00             --                --
15.00.....          700,000               9.9             15.00             --                --
23.63.....           11,250               9.8             23.63              5,625             23.63
             -----------------                                             -------
                  2,239,758                                                114,579         $    9.85
             -----------------                                             -------
             -----------------                                             -------

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in earnings (losses) of affiliates are as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1997        1996       1995
                                                                    ---------  ----------  ---------
Domestic..........................................................  $   7,675  $  (50,323) $   6,955
Foreign...........................................................      9,195       1,674      1,210
                                                                    ---------  ----------  ---------
  Total income (loss) before provision (benefit) for income taxes, minority interests and equity in earnings (losses) of
    affiliates....................................................  $  16,870  $  (48,649) $   8,165
                                                                    ---------  ----------  ---------
                                                                    ---------  ----------  ---------


    The provision (benefit) for income taxes is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current tax provision:
  U.S. Federal...................................................  $     220  $      66  $      87
  State and local................................................      1,219        922        320
  Foreign........................................................      2,197        709        810
                                                                   ---------  ---------  ---------
    Total current................................................      3,636      1,697      1,217
                                                                   ---------  ---------  ---------
Deferred tax provision (benefit):
  U.S. Federal...................................................      2,689      1,740      2,051
  State and local................................................        739       (321)       535
  Foreign........................................................      1,507        154        419
                                                                   ---------  ---------  ---------
    Total deferred...............................................      4,935      1,573      3,005
                                                                   ---------  ---------  ---------
    Total provision..............................................  $   8,571  $   3,270  $   4,222
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
Current deferred tax assets (liabilities):
  Earned commissions...................................................  $   (5,796) $  (5,266)
  Allowance for doubtful accounts......................................       3,901      2,813
  Work-in-process......................................................      (6,222)    (5,817)
  Accrued expenses and other liabilities...............................      (2,665)    (1,548)
                                                                         ----------  ---------
    Total current deferred tax liability...............................     (10,782)    (9,818)
                                                                         ----------  ---------
Noncurrent deferred tax assets (liabilities):
  Property and equipment...............................................        (980)      (801)
  Intangibles..........................................................        (654)      (453)
  Accrued expenses and other liabilities...............................      (2,235)    --
  Tax loss carryforwards...............................................       8,791     10,579
                                                                         ----------  ---------
    Total noncurrent deferred tax asset................................       4,922      9,325
                                                                         ----------  ---------
Net deferred tax liability.............................................  $   (5,860) $    (493)
                                                                         ----------  ---------
                                                                         ----------  ---------

    At December 31, 1997, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $23,300 which expire through 2011. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be realized.

    The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:


                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1997        1995       1996
                                                                 ---------  ----------  ---------
Provision (benefit) at Federal statutory rate..................  $   5,736  $  (16,541) $   2,776
State income taxes, net of Federal income tax effect...........        752         216        514
Nondeductible expenses.........................................      1,502         685        419
Nondeductible special charge...................................     --          18,571     --
Interest imputed on receivable from principal stockholder......     --             216        198
Losses for which no tax benefits are available.................     --              45        503
Foreign income taxes at other than the Federal statutory
  rate.........................................................        522          26        149
Other..........................................................         59          52       (337)
                                                                 ---------  ----------  ---------
Income tax provision...........................................  $   8,571  $    3,270  $   4,222
                                                                 ---------  ----------  ---------
                                                                 ---------  ----------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 31, 1997, the cumulative amount of reinvested earnings was approximately $10,000.

NOTE 13--COMMITMENTS AND CONTINGENCIES

(A) LEASES

    The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 1997 are as follows:

                                                                            CAPITAL    OPERATING
                                                                            LEASES      LEASES
                                                                           ---------  -----------
1998.....................................................................  $   3,191   $  14,072
1999.....................................................................      2,911      12,602
2000.....................................................................      1,755      10,953
2001.....................................................................        271       8,034
2002.....................................................................          9       6,065
Thereafter...............................................................     --          18,384
                                                                           ---------  -----------
                                                                               8,137   $  70,110
                                                                                      -----------
                                                                                      -----------
Less: Amount representing interest.......................................        892
                                                                           ---------
Present value of minimum lease payments..................................      7,245
Less: Current portion....................................................      2,658
                                                                           ---------
                                                                           $   4,587
                                                                           ---------
                                                                           ---------

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

and mandatory bonuses of $375 per quarter through November 1998 when the bonus provision of the agreement was eliminated. Such bonuses were waived by the Principal Stockholder. However, in compliance with the SEC's interpretation of the application of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities paid by Principal Stockholder," the Company recorded in equal quarterly amounts for 1997 a total of $1,500 in bonus expense and increased the Additional Paid-in Capital account to complete the concept that the amount of the waived bonus was contributed to the Company by the Principal Stockholder. Because the amount was not and will never be paid, no tax benefit was accrued for this charge. The agreement also provides that the Company will pay the Principal Stockholder his base salary for the remaining term of the agreement in the event he is terminated for reasons other than cause.


    The above agreements provide for the following aggregate annual payments:


                                                                                  DECEMBER 31,
                                                                                      1997
                                                                                  ------------
1998............................................................................   $    4,879
1999............................................................................        2,849
2000............................................................................        2,763
2001............................................................................        2,502
2002............................................................................          522
Thereafter......................................................................        1,716
                                                                                  ------------
                                                                                   $   15,231
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

    On February 19, 1998, a class action complaint was filed against the Company by five former employees. The claims brought by the plaintiffs in the complaint are that the Company (a) misclassified the named plaintiffs and purported class members as exempt from the overtime requirements of California wage and hour law and failed to pay them overtime wages, (b) failed to pay accrued but unused vacation

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED) days at the time of termination, and (c) failed to pay accrued but unused personal days at the time of termination. The plaintiffs purport to represent a class of 450 former and current employees who are similarly situated. The Company intends to vigorously defend the claims brought by the plaintiffs and on March 18, 1998 responded to the complaint by filing an answer denying all allegations. Management presently believes that the disposition of these claims will not have a material adverse effect on the Company's financial position, operations or liquidity.

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

    (E) In January 1994, the Company acquired a 50% interest in an agency selling real estate advertising. In connection with this acquisition, the Company agreed to provide the agency with certain office and administrative services which amounted to $321 for the nine months ended September 30, 1997 at which time the arrangement was terminated. Payments of $875 and $725 were made in the years ended December 31, 1996 and 1995, respectively, in exchange for 50% of the agency's profits, as defined in the agreement. The Company also entered into three-year employment and consulting agreements with the

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED) two other stockholders of the agency and granted them the right to convert their agency shares into Company shares after an initial public offering. That conversion right, as amended, provided that those two stockholders may convert 25% of the agency's stock into unregistered common stock of the Company with a total value of $1,000 as of the effective date of conversion. The conversion was exercised in February 1997 and 61,848 shares of common stock were issued to these stockholders pursuant to the above agreement. Simultaneously, the Company transferred to such stockholders 50% of its interest in the agency, thus retaining a 25% interest and terminated its obligation to provide office and administrative services effective October 1, 1997.

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


                                                                NORTH AMERICA   PACIFIC RIM   EUROPE      TOTAL
                                                                --------------  -----------  ---------  ----------
December 31, 1997
  Commissions and fees........................................   $    165,118    $  20,347   $  51,952  $  237,417
  Income before taxes, minority interests and equity in
    earnings of affiliates....................................          9,715        1,697       5,458      16,870
  Identifiable assets.........................................        381,834       22,469      90,903     495,206
December 31, 1996
  Commissions and fees........................................   $    144,853    $  11,757   $   6,021  $  162,631
  Income (loss) before taxes, minority interests and equity in
    earnings of affiliates....................................        (49,159)*       (381)        891     (48,649)*
  Identifiable assets.........................................        266,336       39,244      26,173     331,753


------------------------

* Includes noncash, non-recurring special compensation and interest expense of $52,019 and $2,603, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--GEOGRAPHIC AND OTHER DATA (CONTINUED)
    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporiting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

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

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Interest.....................................................  $  12,966  $  11,389  $  10,601
Income taxes.................................................      1,860        936        589

    In conjunction with business acquisitions, the Company used cash as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
  Fair value of assets acquired, excluding cash.............  $  125,567  $  52,731  $  37,260
  Less: Liabilities assumed and created upon acquisition....      62,168     28,976     25,936
                                                              ----------  ---------  ---------
  Net cash paid.............................................  $   63,399  $  23,755  $  11,324
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Capital lease obligations incurred..........................  $    5,781  $   4,873  $     766
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information set forth under the caption "Proposal No. 1--Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.4, 10.5, 10.6, 10.25, 10.26 and 10.27 are management contracts, compensatory plans or arrangements):

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
        .12  --         Agreement relating to the Entire Issued Share Capital of Austin Knight Limited, dated July 1997, between AK Warranty and Indemnity Limited and TMP Worldwide Inc.*

       3.1   --         Certificate of Incorporation.**

       3.2   --         Bylaws.**

       4.1   --         Form of Common Stock Certificate.**

      10.1   --         Form of Employee Confidentiality and Non-Solicitation Agreement.**

      10.2   --         Form of Indemnification Agreement.**

      10.3   --         1996 Stock Option Plan.**

      10.4   --         Form of Stock Option Agreement under 1996 Stock Option Plan.**

      10.5   --         1996 Stock Option Plan for Non-Employee Directors.**

      10.6   --         Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**

      10.7   --         Lease, dated as of October 31, 1978, between Telephone Marketing Programs Inc. and PDC Realty Inc.
                        as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June
                        20, 1991.**

      10.8   --         Share Sale and Purchase Agreement, dated July 2, 1996, relating to the entire issued share capital of Neville Jeffress Australia Pty Limited, between Neville Jeffress Holding Pty Limited, Petzow
                        Holdings Pty Ltd., TMP Australia Pty Limited and Neville Jeffress Australia Pty Ltd.**

      10.9   --         Asset Purchase Agreement, dated as of January 3, 1995, by and among Rogers Acquisition Corp.,
                        Rogers & Associates Advertising, Inc., Curtis Rogers, Steven Schmidt and Ronni Rogers.**

      10.10  --         Amended and Restated Accounts Receivable Management and Security Agreement, dated as of June 27,
                        1996, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by Amendment No. 1 to
                        Amended and Restated Accounts Receivable Management and Security Agreement, dated as of August 29,
                        1996.**

      10.11  --         Agreement and Plan of Merger of TMP Worldwide Inc., Worldwide Classified Inc., McKelvey
                        Enterprises, Inc. and Telephone Marketing Programs Incorporated.**

      10.12  --         Stock Purchase Agreement, dated May 26, 1977, among Telephone Marketing Programs, Inc., Andrew J.
                        McKelvey, Timothy P. Hanley and Bard Publishing Company, as amended on June 15, 1977.**

      10.13  --         Agreement, dated as of January 3, 1995, among Andrew J. McKelvey, Aeronautic Media, Inc. and
                        McKelvey Enterprises, Inc. relating to a yacht.**

      10.14  --         Stock Purchase Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of Volando, Inc.**

      10.15  --         Contribution Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of EPI Aviation, Inc.**

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
      10.16  --         Lease Agreement, dated as of June 1, 1996, by and between TPH and AJM, a partnership, and Telephone
                        Directory Advertising, Inc.**

      10.17  --         Contribution Agreement, dated as of July 16, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc. relating to the common stock of General Directory Advertising Services, Inc.**

      10.18  --         Stock Purchase Agreement, dated as of August 15, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of National Media Holding Company, Inc.**

      10.19  --         Stock Purchase Agreement, dated as of September 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of Telephone Directory Advertising, Inc.**

      10.20  --         Stock Purchase Agreement, dated as of September 4, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of S.M.E.T. Servizio Marketing Elenchi Telefonici
                        s.r.l.**

      10.21  --         Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by
                        Amendment 1 to Agreement, dated as of September 5, 1996.**

      10.22  --         Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C.
                        Ltd.**

      10.23  --         Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide
                        Inc., as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**

      10.24  --         Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing
                        Programs, Inc.**

      10.25  --         Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive
                        Inc. and Jeffrey C. Taylor.**

      10.26  --         Employment Agreement, dated November 18, 1996, between TMP Worldwide Inc. and James J. Treacy.**

      10.27  --         Employment Agreement, dated November 15, 1996, between TMP Worldwide Inc. and Andrew J. McKelvey.**

      10.28  --         Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial
                        Corporation, as amended by an amendment dated December 31, 1995.**

      10.29  --         Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.**

      10.30  --         Amendment No. 3 to Amended and Restated Accounts Receivable Management and Security Agreement,
                        dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.*

      10.32  --         Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and
                        TMP Worldwide Ltd.*

      10.33  --         Second Amended and Restated Accounts Receivable Management and Security Agreement, dated as of
                        November 14, 1997, between BNY Financial Corporation and TMP Worldwide Inc.

      21     --         Subsidiaries of the Company.*

      23.1   --         Consent of BDO Seidman, LLP.

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
      27.1   --         Financial Data Schedule--Year ended December 31, 1997

      27.2   --         Restated Financial Data Schedule--Nine months ended September 30, 1997

      27.3   --         Restated Financial Data Schedule--Six months ended June 30, 1997

      27.4   --         Restated Financial Data Schedule--Three months ended March 31, 1997

      27.5   --         Restated Financial Data Schedule--Year ended December 31, 1996

      27.6   --         Restated Financial Data Schedule--Nine months ended September 30, 1996

      27.7   --         Restated Financial Data Schedule--Six months ended June 30, 1996

      27.8   --         Restated Financial Data Schedule--Three months ended March 31, 1996

      27.9   --         Restated Financial Data Schedule--Year ended December 31, 1995

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

                                    BDO SEIDMAN, LLP

New York, New York
March 30, 1998

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             COLUMN C--
                                                   COLUMN B                  ADDITIONS                                 COLUMN E
                                               -----------------  --------------------------------                   -------------
                  COLUMN A                        BALANCE AT        CHARGED TO       CHARGED TO        COLUMN D       BALANCE AT
---------------------------------------------    BEGINNING OF        COSTS AND          OTHER       ---------------     END OF
                DESCRIPTIONS                        PERIOD           EXPENSES         ACCOUNTS        DEDUCTIONS        PERIOD
---------------------------------------------  -----------------  ---------------  ---------------  ---------------  -------------
Year ended December 31, 1995
  Allowance for doubtful accounts............      $   2,018         $   2,850           --            $   1,003       $   3,865

Year ended December 31, 1996
  Allowance for doubtful accounts............      $   3,865         $   3,131        $ 2,111(1)       $   2,075       $   7,032

Year ended December 31, 1997
  Allowance for doubtful accounts............      $   7,032         $   3,580        $ 1,931(1)       $   2,794       $   9,749

------------------------

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


January 4, 1999


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


                      SIGNATURE                                        TITLE                         DATE
------------------------------------------------------  ------------------------------------  -------------------

                /s/ ANDREW J. MCKELVEY                  Chairman of the Board, President and    January 4, 1999
     -------------------------------------------          Director (principal executive
                  Andrew J. McKelvey                      officer)

                /s/ THOMAS G. COLLISON                  Vice Chairman (principal financial      January 4, 1999
     -------------------------------------------          officer)
                  Thomas G. Collison

                 /s/ JAMES J. TREACY                    Executive Vice President, Chief         January 4, 1999
     -------------------------------------------          Operating Officer and Director
                   James J. Treacy

                  /s/ ROXANE PREVITY                    Chief Financial Officer (principal      January 4, 1999
     -------------------------------------------          accounting officer)
                    Roxane Previty

                 /s/ GEORGE R. EISELE                   Director                                January 4, 1999
     -------------------------------------------
                   George R. Eisele

                 /s/ JOHN R. GAULDING                   Director                                January 4, 1999
     -------------------------------------------
                   John R. Gaulding

                 /s/ MICHAEL KAUFMAN                    Director                                January 4, 1999
     -------------------------------------------
                   Michael Kaufman

                    /s/ JOHN SWANN                      Director                                January 4, 1999
     -------------------------------------------
                      John Swann