Form 10-Q/A
period 1998-03-31
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

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

                         PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                             March 31,      December 31,
                                                                                               1998             1997
                                                                                            ---------        ---------
                                                                                            (unaudited)
Assets

Current assets:
   Cash and cash equivalents .........................................................      $   8,136        $   5,937
    Accounts receivable, net .........................................................        256,040          255,527
    Work-in-process ..................................................................         18,422           15,554
    Prepaid and other ................................................................          8,306           11,345
                                                                                            ---------        ---------
Total current assets .................................................................        290,904          288,363
Property and equipment, net ..........................................................         39,361           37,760
Deferred income taxes ................................................................          5,774            4,922
Intangibles, net .....................................................................        160,143          159,465
Other assets .........................................................................          6,010            4,696
                                                                                            ---------        ---------
                                                                                            $ 502,192        $ 495,206
                                                                                            ---------        ---------
                                                                                            ---------        ---------
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable ................................................................      $ 207,968        $ 203,172
     Accrued expenses and other liabilities ..........................................         30,273           35,300
     Accrued restructuring costs .....................................................         15,744           16,801
     Deferred revenue ................................................................         11,704            7,992
     Deferred income taxes ...........................................................         12,068           10,782
     Current portion of long term debt ...............................................          7,228            8,449
                                                                                            ---------        ---------
Total current liabilities ............................................................        284,985          282,496
Long term debt, less current portion .................................................        117,202          115,852
                                                                                            ---------        ---------
Total liabilities ....................................................................        402,187          398,348
                                                                                            ---------        ---------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 1,000,000 shares;
         issued and outstanding - none ...............................................            --               --
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--12,553,933, and 12,495,626
         shares respectively .........................................................             12               12
     Class B common stock, $.001 par value, authorized 39,000,000 shares
         issued and outstanding--13,587,541 ..........................................             14               14
     Additional paid-in capital ......................................................        166,692          165,253
     Accumulated other comprehensive income (loss) ...................................           (787)            (510)
     Deficit .........................................................................        (65,926)         (67,911)
                                                                                            ---------        ---------

Total stockholders' equity ...........................................................        100,005           96,858
                                                                                            ---------        ---------

                                                                                            $ 502,192        $ 495,206
                                                                                            ---------        ---------
                                                                                            ---------        ---------


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                                  ---------------------------
                                                                                                    1998               1997
                                                                                                  --------           --------

Commissions and fees ...................................................................          $ 72,997           $ 45,983
                                                                                                  --------           --------
Operating expenses:
   Salaries and related costs ..........................................................            37,186             23,339
   Office and general expenses .........................................................            26,958             16,319
   Amortization of intangibles .........................................................             2,088              1,330
   CEO bonus ...........................................................................               375                375
                                                                                                  --------           --------
          Total ........................................................................            66,607             41,363
                                                                                                  --------           --------

Operating income .......................................................................             6,390              4,620
                                                                                                  --------           --------

Other income (expense):

   Interest (expense) net ..............................................................            (2,404)            (1,797)
   Other, net ..........................................................................               (28)                (6)
                                                                                                  --------           --------
       Total other income (expense), net ...............................................            (2,432)            (1,803)
                                                                                                  --------           --------

Income before provision for income taxes, minority interests and
       equity in earnings (losses) of affiliates .......................................             3,958              2,817

Provision for income taxes .............................................................             1,886              1,508
                                                                                                  --------           --------
Income before minority interests and equity in earnings (losses) of affiliates .........             2,072              1,309

Minority interests .....................................................................              --                  184
Equity in earnings (losses) of affiliates ..............................................               (87)                10
                                                                                                  --------           --------

Net income .............................................................................             1,985              1,135
Preferred stock dividend and redemption premium ........................................              --                 (123)
                                                                                                  --------           --------
Net income applicable to common and
       Class B common stockholders .....................................................          $  1,985           $  1,012
                                                                                                  --------           --------
                                                                                                  --------           --------

Net income per common and Class B common share:

       Basic ...........................................................................          $    .08           $    .04
       Diluted .........................................................................          $    .07           $    .04

Weighted average shares outstanding:

        Basic ..........................................................................            26,106             23,467
        Diluted ........................................................................            27,128             23,789


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                               Class B                      Foreign
                                      Common Stock,          Common Stock,      Additional  Currency                    Total
                                     $.001 par value        $.001 par value      Paid-in   Translation               Stockholders'
                                    Shares      Amount    Shares     Amount      Capital    Adjustment     Deficit       Equity
                                   --------  --------    --------   --------    --------    --------     ---------     --------
Balance, December 31, 1997 ...   12,495,626   $    12   13,587,541   $    14   $  165,253   $   (510)   $  (67,911)   $  96,858

Issuance of common stock
  in connection with
  the exercise of options ....       22,609      --           --        --            172       --            --            172

Issuance of common stock in
  connection with acquisitions        8,425      --           --        --            251       --            --            251

Issuance of common
  stock for Company match
  to 401K plan ...............       27,273      --           --        --            641       --            --            641

Foreign currency
  translation adjustment .....         --        --           --        --           --         (277)         --           (277)

Capital contribution from
  principal stockholder re:
  CEO bonus...................         --        --           --        --            375       --            --            375
                                 ----------  --------   ----------   --------    ---------   --------     ---------    --------

Net Income ...................         --        --           --        --           --         --           1,985        1,985
                                 ----------  --------   ----------   --------    --------    --------     ---------    --------

Balance, March 31, 1998 ......   12,553,933  $     12   13,587,541   $     14    $166,692    $  (787)     $(65,926)    $100,005
                                 ----------  --------   ----------   --------    --------    --------     ---------    --------
                                 ----------  --------   ----------   --------    --------    --------     ---------    --------


    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                  Three Months Ended March 31,
                                                                                                     1998                1997
                                                                                                  ---------          ---------
Cash flows from operating activities:
    Net income ..........................................................................         $   1,985          $   1,135
                                                                                                  ---------          ---------

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment ..........................             2,668              1,557
       Amortization of intangibles ......................................................             2,088              1,330
       Provision for doubtful accounts ..................................................               910                509
       CEO bonus.........................................................................               375                375
       Minority interests ...............................................................              --                  184
       Provision for deferred income taxes ..............................................               676                896
       Other ............................................................................               (28)                (6)
       Changes in assets and liabilities, net of effects of
           purchases of businesses:
        Increase in accounts receivable, net ............................................              (514)            (6,080)
        Increase in work-in-process .....................................................            (2,868)            (2,257)
        Decrease (increase) in prepaid and other ........................................             3,039               (513)
        Increase in other assets ........................................................            (1,315)              (424)
        Decrease in accounts payable and accrued liabilities ............................            (1,288)           (12,294)
                                                                                                  ---------          ---------
          Total adjustments .............................................................             3,743            (16,723)
                                                                                                  ---------          ---------
          Net cash provided by (used in) operating activities ...........................             5,728            (15,588)
                                                                                                  ---------          ---------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder ..............................              --                 (656)
       Repayments from Principal Stockholder ............................................              --                  695
       Capital expenditures .............................................................            (3,563)            (1,500)
       Payments for purchases of businesses, net of cash acquired .......................            (1,283)            (8,229)
       Advances to and investments in affiliates ........................................              --                  (71)
                                                                                                  ---------          ---------
         Net cash used in investing activities ..........................................            (4,846)            (9,761)
                                                                                                  ---------          ---------

Cash flows from financing activities:

       Payments on capitalized leases ...................................................              (634)              (318)
       Borrowings under lines of credit and proceeds from issuance of debt ..............           230,849            177,859
       Repayments under lines of credit and principal payments on debt ..................          (228,898)          (146,613)
       Distribution to minority interest ................................................              --                  (25)
       Redemption of minority interest (including premium) ..............................              --               (3,133)
       Redemption of preferred stock (including premium) ................................              --               (2,105)
       Dividends on preferred stock .....................................................              --                  (18)
                                                                                                  ---------          ---------
         Net cash provided by financing activities ......................................             1,317             25,647
                                                                                                  ---------          ---------


Net increase in cash and cash equivalents ...............................................             2,199                298
Cash and cash equivalents, beginning of period ..........................................             5,937                898
                                                                                                  ---------          ---------
Cash and cash equivalents, end of period ................................................         $   8,136          $   1,196
                                                                                                  ---------          ---------
                                                                                                  ---------          ---------


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

    Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO and Principal Stockholder, because he permanently waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company, that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses on Liabilities paid by the Principal Stockholder," TMP must record bonus expense for this non-cash item, even though their receipt has been permanently waived. The Company has complied in this amended filing.

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

     A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                               Historical
                                                               ----------
       March 31, 1998
           Basic................................................ 26,106

           Effect of assumed conversion of stock options........  1,022
                                                                -------
           Diluted.............................................. 27,128
                                                                -------
                                                                -------

       March 31, 1997
           Basic................................................ 23,467

           Effect of assumed conversion of stock options........    322

                                                                -------
           Diluted.............................................. 23,789
                                                                -------
                                                                -------

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

On May 6, 1998, the Company acquired Johnson, Smith, and Knisely Inc. ("JSK"), a U.S. based executive search firm, in a stock for stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement 771,353 shares of Common Stock, valued at approximately $20,000, were exchanged for all of the outstanding shares of JSK. In addition, in the second quarter of 1998, the Company anticipates recording a nonrecurring charge of approximately $5,000 to $6,000 related to the transaction. Such charge includes amounts related to an aggregate of approximately 170,000 shares and options granted to key employees, provided that each remains an employee of the Company for at least one year from the acquisition date. JSK is the 12th largest executive search firm in the United States and had revenues of approximately $20,000 for the year ended December 31, 1997. Financial statements will be

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
              (in thousands, except share and per share amounts)
                                  (unaudited)

NOTE 2-BUSINESS ACQUISITIONS  (Continued)

restated to give retroactive effect of the transaction. Prior to this transaction, the Principal Stockholder converted 11,206,541 shares of his Class B Common Stock to 11,206,541 shares of Common Stock, thereby changing the majority voting power from Class B Common Stock to Common Stock.

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

Total comprehensive income is as follows:

                                                          For the Three Months
                                                            Ended March 31,
                                                           -----------------
                                                            1998       1997
                                                           ------     ------

       Net income......................................    $1,985     $1,135
       Foreign currency translation adjustments........     (277)       (890)
                                                           ------     ------
       Comprehensive income............................    $1,708     $  245
                                                           ------     ------
                                                           ------     ------


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

                              TMP WORLDWIDE INC.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview  (Continued)

Results of Operations

                                                  Three Months Ended March 31,
                                                     1998             1997
                                                   --------         --------
                                                     (dollars in thousands)

Gross Billings:

  Recruitment advertising...................       $200,085         $111,436
  Yellow page advertising...................        105,518           98,811
  Internet(1)...............................          8,536            3,906
                                                   --------         --------
Total ......................................       $314,139         $214,153
                                                   --------         --------
                                                   --------         --------

Commissions and Fees:

  Recruitment advertising...................       $ 43,726         $ 22,500
  Yellow page advertising...................         21,569           19,714
  Internet(1)...............................          7,702            3,769
                                                   --------         --------
Total ......................................       $ 72,997         $ 45,983
                                                   --------         --------
                                                   --------         --------

Commissions and Fees as a Percentage of
   Gross Billings:

 Recruitment advertising....................          21.9%            20.2%
 Yellow page advertising....................          20.4%            20.0%
 Internet(1)................................          90.2%            96.5%
Total  .....................................          23.2%            21.5%

EBITDA(2)...................................       $ 11,031         $  7,327
                                                   --------         --------
Cash provided by (used in) operating
   activities ..............................       $  5,728         $(15,588)
Cash used in investing activities...........       $ (4,846)        $ (9,761)
Cash provided by financing activities.......       $  1,317         $ 25,647

----------------

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

                                                Three Months Ended March 31,
                                                   1998             1997
                                                 --------         --------
                                                        (in thousands)

Net income..................................     $  1,985         $  1,135
Interest expense, net.......................        2,404            1,797
Income tax expense..........................        1,886            1,508
Depreciation and amortization...............        4,756            2,887
                                                 --------         --------
EBITDA.......................................    $ 11,031         $  7,327
                                                 --------         --------
                                                 --------         --------

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

          Operating expenses for the three months ended March 31, 1998 were $66.6 million, compared with $41.4 million for the same period in 1997. The increase of $25.2 million or 61.0% is primarily due to acquisitions, and includes an $800,000 increase for amortization of intangible assets related to acquisitions. Salaries and related costs for the three months ended March 31, 1998 were $37.2 million or 50.9% of commissions and fees, compared with $23.3 million or 50.8 % of commissions and fees for the same period in 1997. The increase of $13.9 million or 59.3% is primarily due to acquisitions. Office and general expenses for the three months ended March 31, 1998 were $27.0 million or 36.9% of commissions and fees, compared with $16.3 million or 35.5 % of commissions and fees for the same period in 1997. The increase of $10.7 million or 65.2% is primarily due to acquisitions. Additionally, the increase as a percentage of commissions and fees was effected by expenditures for client services to support the increased revenue base and Internet marketing efforts for The Monster Board(R) and Online Career Center(sm).

          As a result of the above, operating income for the three months ended March 31, 1998 increased $1.8 million or 38.3% to $6.4 million from $4.6 million for the comparable period last year.

          Net interest expense for the three months ended March 31,1998 was $2.4 million, an increase of $600,000 or 33.8%, from $1.8 million for the comparable 1997 period. This increase reflects additional borrowings for acquisitions and equipment financing.

          Taxes on income for the three months ended March 31, 1998 were $1.9 million on a $4.0 million pretax profit compared with a tax expense of $1.5 million on a $2.8 million pretax profit for the same period last year. The effective tax rate for the three month period ended March 31, 1998 was 47.7%, down from the 53.5% effective rate for the comparable period in 1997. The 1998 rate is lower because he Company realized the majority of its profits in the 1998 period in countries which had comparatively lower statutory rates than the countries where the Company realized the majority of its profits for the 1997 period. In addition, when the Company's operating profits increase, the impact of non-deductible expenses on the effective tax rate is reduced.

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

          As a result of all of the above, net income available to common and Class B common stockholders for the three months ended March 31, 1998 increased $1.0 million to $2.0 million from $1.0 million for the three months ended March 31, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended March 31, 1998 was $.07, an increase of $.03 or 75% from $.04 for the comparable 1997 period.

Liquidity and Capital Resources

          Net cash provided by operating activities for the three months ended March 31, 1998 was $5.7 million compared with a use of $15.6 million for the three months ended March 31, 1997. This improvement of $21.3 million was primarily due to (i) a $1.3 million decrease in accounts payable and accrued liabilities compared with a $12.3 million decline for the three months ended March 31, 1997, as funds received from the initial public offering in December 1996 were used to pay yellow page vendors in the first quarter of 1997 in order to eliminate high rate interest on past due balances (ii) a $500,000 increase in accounts receivable for the three months ended March 31, 1998 compared with a $6.1 million increase for the three months ended March 31, 1997 and (iii) for the period ended March 31, 1998, funds provided by the increases in net income and non-cash charges to earnings exceeded the amounts for the same 1997 period by $2.7 million. In addition, EBITDA was $11.0 million for the three months ended March 31, 1998 an increase of $3.7 million or 50.6% from $7.3 million for the three months ended March 31, 1997. The increase in EBITDA resulted from a higher operating profit and higher depreciation and amortization in 1998.

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