Form 10-Q/A
period 1998-06-30
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                    June 30,        December 31,
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents....................................................     $  5,927         $  5,992
   Accounts receivable, net.....................................................      283,261          260,086
   Work-in-process..............................................................       17,243           15,554
   Prepaid and other............................................................       18,037           11,661
                                                                                     --------         --------
         Total current assets...................................................      324,468          293,293
Property and equipment, net.....................................................       44,837           39,626
Deferred income taxes...........................................................        6,238            4,922
Intangibles, net................................................................      164,064          159,465
Other assets....................................................................       12,418            4,809
                                                                                     --------         --------
                                                                                     $552,025         $502,115
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable.............................................................     $238,038         $207,815
   Accrued expenses and other liabilities.......................................       34,831           35,734
   Accrued restructuring costs..................................................       14,242           16,801
    Deferred revenue............................................................       12,335            7,992
    Deferred income taxes.......................................................       11,033           10,733
    Current portion of long term debt...........................................        6,398            9,314
                                                                                     --------         --------
         Total current liabilities..............................................      316,877          288,389
Long term debt, less current portion ...........................................      124,939          116,502
Other liability.................................................................        4,254              ---
                                                                                     --------         --------
         Total liabilities......................................................      446,070          404,891
                                                                                     --------         --------
Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................          ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--24,619,281, and 12,495,626
         shares, respectively...................................................           25               13
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding--2,381,000 and 13,587,541 shares,
             respectively.......................................................            2               14
      Additional paid-in capital................................................      168,721          165,246
      Foreign currency translation adjustment...................................         (789)            (510)
      Accumulated deficit.......................................................      (62,004)         (67,539)
                                                                                     --------         --------
      Total stockholders' equity................................................      105,955           97,224
                                                                                     --------         --------
                                                                                     $552,025         $502,115
                                                                                     ========         ========



     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                  (unaudited)

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------           -------------------------
                                                  1998              1997               1998             1997
                                                -------           -------            --------         --------
Commissions and fees .......................    $86,278           $59,892            $166,671         $109,747
                                                -------           -------            --------         --------
Operating expenses:
   Salaries and related costs...............     44,653            31,143              87,174           57,792
   Office and general expenses..............     27,098            20,668              55,488           37,720
   Amortization of intangibles..............      2,537             1,519               4,625            2,849
   CEO bonus................................        375               375                 750              750
   Merger costs.............................      2,487               ---               2,487              ---
                                                -------           -------            --------         --------
       Total operating expenses ............     77,150            53,705             150,524           99,111
                                                -------           -------            --------         --------

Operating income............................      9,128             6,187              16,147           10,636
                                                -------           -------            --------         --------
Other income (expense):
   Interest expense.........................     (2,988)           (2,799)             (5,978)          (5,055)
   Interest income..........................        534               510               1,090              947
   Other, net...............................        (65)                9                (124)               3
                                                -------           -------            --------         --------
       Total other income (expense), net....     (2,519)           (2,280)             (5,012)          (4,105)
                                                -------           -------            --------         --------
Income before provision for income taxes,
       minority interests and equity in
       (losses) of affiliates...............      6,609             3,907              11,135            6,531
Provision for income taxes..................      3,460             1,798               5,426            3,324
                                                -------           -------            --------         --------
Income before minority interests
       and equity in (losses) of affiliates.      3,149             2,109               5,709            3,207
Minority interests..........................        ---                43                 ---              227
Equity in (losses) of affiliates............        (87)              (15)               (174)              (5)
                                                -------           -------            --------         --------

Net income .................................      3,062             2,051               5,535            2,975
Preferred stock dividend and
       redemption premium...................        ---               ---                 ---             (123)
                                                -------           -------            --------         --------
Net income applicable to common and
       Class B common stockholders..........    $ 3,062           $ 2,051            $  5,535         $  2,852
                                                =======           =======            ========         ========

Net income per common and Class B
       common share:

       Basic................................    $  0.11           $  0.08            $   0.21         $   0.12
                                                =======           =======            ========         ========
       Diluted..............................    $  0.11           $  0.08            $   0.20         $   0.12
                                                =======           =======            ========         ========

Weighted average shares outstanding:
       Basic................................     26,928            24,262             26,903            24,225
                                                =======           =======            ========         ========
       Diluted..............................     27,692            24,767             27,613            24,654
                                                =======           =======            ========         ========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                   (unaudited)

                                                               Class B                     Foreign
                                      Common stock,         Common stock,    Additional    currency                     Total
                                     $.001 PAR VALUE       $.001 PAR VALUE    paid-in     translation   Accumulated  Stockholders'
                                    Shares     Amount      Shares    Amount   capital      adjustment     deficit       Equity
                                    ------     ------      ------    ------   -------      ----------     -------       ------
Balance, January 1, 1998.....     13,266,979     $13     13,587,541    $14    $165,246      $ (510)      $(67,539)     $ 97,224
Issuance of common stock
 in connection with the
  exercise of options........         56,075     ---            ---    ---         458         ---            ---           458
Issuance of common stock
 for purchases of interests
 in subsidiaries.............         62,413     ---            ---    ---       1,626         ---            ---         1,626
Issuance of  common stock
 for matching contribution
 to 401(k) plan..............         27,273     ---            ---    ---         641         ---            ---           641
Conversion of Class B
 common shares to
 common shares...............     11,206,541      12    (11,206,541)   (12)        ---         ---            ---           ---
Capital contribution from
 Principal Stockholder
 re: CEO bonus ..............            ---     ---            ---    ---         750         ---            ---           750
Foreign currency
 translation adjustment......            ---     ---            ---    ---         ---        (279)           ---          (279)
Net income...................            ---     ---            ---    ---         ---         ---          5,535         5,535
                                  ----------     ---    -----------    ---    --------      ------       --------      --------
Balance, June 30, 1998.......     24,619,281     $25      2,381,000    $ 2    $168,721      $ (789)      $(62,004)     $105,955
                                  ==========     ===    ===========    ===    ========      ======       ========      ========



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                    --------------------------
                                                                                       1998             1997
                                                                                      ------           ------
Cash flows from operating activities:

    Net income..................................................................    $   5,535        $   2,975
                                                                                    ---------        ---------
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        5,357            3,667
       Amortization of intangibles..............................................        4,625            2,849
       Provision for doubtful accounts..........................................        1,912            1,582
       Amortization of deferred compensation....................................        1,062              ---
       CEO bonus and indemnity payment..........................................          750            1,025
       Minority interests.......................................................          ---              227
       Provision for deferred income taxes......................................        1,016              912
       Other....................................................................          (93)              (3)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        (Increase) decrease in accounts receivable, net.........................      (23,512)           1,187
        Increase in work-in-process.............................................       (1,689)          (2,768)
        Increase in prepaid and other...........................................       (6,263)             257
        (Increase) decrease  in other assets....................................       (4,732)             169
         Increase (decrease) in accounts payable, accrued expenses and other
         liabilities............................................................       26,712          (17,046)
                                                                                    ---------        ---------
          Total adjustments.....................................................        5,145           (7,942)
                                                                                    ---------        ---------
          Net cash provided by (used in) operating activities...................       10,680           (4,967)
                                                                                    ---------        ---------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................          ---             (656)
       Repayments from Principal Stockholder....................................          ---              695
       Capital expenditures.....................................................      (10,571)         (12,960)
       Payments for purchases of businesses, net of cash acquired...............       (9,787)         (11,375)
       Advances to and investments in affiliates................................         ----              (71)
                                                                                    ---------        ---------
         Net cash used in investing activities..................................      (20,358)         (24,367)
                                                                                    ---------        ---------
Cash flows from financing activities:
       Payments on capitalized leases...........................................       (1,560)          (1,450)
       Borrowings under line of credit and proceeds from issuance of debt.......      472,522          320,794
       Repayments under line of credit and principal payments on debt...........     (461,299)        (284,567)
       Distributions to minority interest.......................................          ---              (25)
       Redemption of minority interest (including premium) .....................          ---           (3,133)
       Redemption of preferred stock (including premium)........................          ---           (2,105)
       Dividends on preferred stock.............................................          ---              (18)
       Dividends paid by pooled entity..........................................          (50)             ---
                                                                                    ---------        ---------
         Net cash provided by financing activities..............................        9,613           29,496
                                                                                    ---------        ---------

Net increase (decrease) in cash and cash equivalents............................          (65)             162
Cash and cash equivalents, beginning of period..................................        5,992            1,206
                                                                                    ---------        ---------
Cash and cash equivalents, end of period........................................    $   5,927        $   1,368
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

     Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO Principal Stockholder, because he permanently waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company, that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses n Liabilities paid by the Principal Stockholders, TMP must record bonus expense for this non-cash item, even though their receipt has been permanently waived. The Company has complied in this amended filing.

     SEC's interpretation of the criteria for determining the size for which pooling of interests transactions are material for purposes of restating prior period financial statements was documented after the Company released its earnings for the six months ended June 30, 1998. Consequently, the Company believed that it was in compliance with existing accounting rules when it accounted for the pooling of interests with Johnson Smith and Knisely Inc. as immaterial with respect to the restatement of prior period financial statements. The SEC has since informed the Company, that in its view, restatement of prior period financials is required and the Company has complied.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):


                                                                  Three Months        Six Months
                                                                  June 30, 1998      June 30, 1998
                                                                  -------------      -------------
           Basic...............................................      26,928             26,903
           Contingent shares...................................         149                100
           Effect of assumed conversion of stock options.......         615                610
                                                                     ------             ------
           Diluted.............................................      27,692             27,613
                                                                     ======             ======

                                                                  Three Months        Six Months
                                                                  June 30, 1997      June 30, 1997
                                                                  -------------      -------------
           Basic...............................................      24,262             24,225
           Effect of assumed conversion of stock options.......         505                429
                                                                     ------             ------
           Diluted.............................................      24,767             24,654
                                                                     ======             ======

NOTE 2-BUSINESS ACQUISITIONS

         In the six month period ended June 30, 1998, the Company completed one pooling of interest and nine acquisitions. The pooling of interests transaction was with Johnson, Smith and Knisely Inc. ("JSK"), an executive search firm, and the historical financial statements of the Company were restated for this merger. The nine acquisitions were comprised of (a) a human resources consulting firm, intended to expand the traditional advertising services offered to the Company's recruitment advertising clients, (b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe, two in England, one in Germany and one in the Netherlands and (d) two U.S. based websites, AboutWork.com and StudentCenter.com. The total value of cash paid, promissory notes issued, and common stock issued for these transactions was approximately $32,918, including $22,832 of TMP common stock, and $15,539 for the 1998 and 1997 periods, respectively.

         The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 assume that the acquisitions in 1998 and 1997 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                               Six Months Ended June 30,      Year Ended December 31,
                                               -------------------------      -----------------------
                                                 1998             1997          1997           1996
                                                ------           ------        ------         ------
Commission and fees.........................   $170,529         $159,810      $311,645       $261,113

Net income (loss) applicable to common and
   Class B common stockholders  ............   $  5,058         $  2,524      $  8,495       $(52,448)

Net income (loss) per common and
   Class B common share:
   Basic..................................     $    .19         $    .10      $    .35       $  (2.72)
   Diluted................................     $    .18         $    .10      $    .34       $  (2.72)


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

Total comprehensive income is as follows:

                                              For The Three Months Ended      For The Six Months Ended
                                              --------------------------      ------------------------
                                                        June 30,                      June 30,
                                                        --------                      --------
                                                 1998             1997          1998           1997
                                                ------           ------        ------         ------
 Net income.................................    $3,062           $2,051        $5,535         $2,852
 Foreign currency translation adjustments...        (2)            (155)         (279)          (109)
                                                ------           ------        ------         ------
 Comprehensive income.......................    $3,060           $1,896        $5,256         $2,743
                                                ======           ======        ======         ======

NOTE 5 - ACCRUED RESTRUCTURING COSTS

Following is an analysis of the changes to accrued restructuring costs during the six months from December 31, 1997 to June 30, 1998.



                                                                    BALANCE                       BALANCE
                                                                   12/31/97         PAYMENTS     06/30/98
                                                                   --------         --------     --------

Assumed obligations on leased facilities to be closed               $ 7,830         $  (415)      $ 7,415
Consolidation of acquired facilities                                  2,521            (309)        2,212
Contracted payments exceeding current market costs                      783              --           783
Relocation and other employee costs                                   5,667          (1,835)        3,832
                                                                   --------         -------      --------
Total                                                               $16,801         $(2,559)      $14,242
                                                                   --------         -------      --------
                                                                   --------         -------      --------

NOTE 6 - MERGER COSTS

In connection with the acquisition of JSK, the Company expensed merger related costs of $2,487, all of which were expensed during the three month period, ended June 30, 1998. The $2,487 of merger costs consists of (1) $1,063 of non-cash employee stay bonuses, which is one quarter of the amortization of a $4,254 charge being expensed over twelve months from April 1, 1998 to March 31, 1999 for TMP shares set aside for key personnel of JSK who must remain employees of the Company for a full year to earn such shares, and (2) $1,424 of transaction related costs, including legal, accounting, and advisory fees. Of such costs $175 were accrued as of June 30, 1998.

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

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------            -------------------------
                                                            1998              1997                1998             1997
                                                            ----              ----                ----             ----
                                                                                (dollars in thousands)
GROSS BILLINGS:
  Yellow page advertising......................           $123,763          $111,566            $229,281         $210,377
  Recruitment..................................            193,205           127,554             390,069          238,105
  Search & selection.........................             10,904             6,888              21,521           11,645
  Internet(1)..................................             11,820             4,649              20,356            8,555
                                                          --------          --------            --------         --------
Total .........................................           $339,692          $250,657            $661,227         $468,682
                                                          ========          ========            ========         ========

COMMISSIONS AND FEES:
  Yellow page advertising......................           $ 24,868          $ 23,036            $ 46,437         $ 42,750
  Recruitment..................................             39,796            25,529              80,301           47,144
  Search & selection.........................             10,904             6,888              21,521           11,645
  Internet(1)..................................             10,710             4,439              18,412            8,208
                                                          --------          --------            --------         --------
Total .........................................           $ 86,278          $ 59,892            $166,671         $109,747
                                                          ========          ========            ========         ========

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
  Yellow page advertising......................              20.1%             20.6%               20.3%            20.3%
  Recruitment..................................              20.6%             20.0%               20.6%            19.8%
  Search & Selection...........................             100.0%            100.0%              100.0%           100.0%
  Internet(1)..................................              90.6%             95.5%               90.4%            95.9%
Total  ........................................              25.4%             23.9%               25.2%            23.4%

EBITDA(2)......................................           $ 14,146          $  9,700            $ 25,831         $ 16,904
Cash provided by (used in) operating activities           $  4,952          $  9,596            $ 10,680         $ (5,992)
Cash used in investing activities..............           $(15,512)         $(14,606)           $(20,358)        $(24,367)
Cash provided by  financing activities.........           $  8,296          $  4,874            $  9,613         $ 30,521

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

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------           -------------------------
                                                 1998               1997               1998             1997
                                                -------            ------             -------          -------
                                                                         ( in thousands)
Net income...............................       $ 3,062            $2,051             $ 5,535          $ 2,975
  Interest expense, net..................         2,454             2,289               4,888            4,108
  Income tax expense.....................         3,460             1,807               5,426            3,324
  Depreciation and amortization..........         5,170             3,553               9,982            6,497
                                                -------            ------             -------          -------
EBITDA ..................................       $14,146            $9,700             $25,831          $16,904
                                                =======            ======             =======          =======

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

         Gross billings for the three months ended June 30, 1998 were $339.7 million, a net increase of $89.0 million or 35.5% from $250.7 million for the three months ended June 30, 1997. Commissions and fees for the three months ended June 30, 1998 were $86.3 million, an increase of $26.4 million or 44.1% from $59.9 million in the first three months of 1997. Yellow page commissions and fees were $24.9 million for the three months ended June 30, 1998, an increase of $1.9 million or 8.3% from $23.0 million in the first three months of 1997. Of this increase, $1.1 million or 4.8% was due to net increases in client spending and net new clients and the balance was due to acquisitions. Recruitment advertising commissions and fees were $39.8 million for the three months ended June 30, 1998 compared with $25.5 million for the three months ended June 30, 1997, an increase of $14.3 million or 56.1%. This increase was primarily due to acquisitions and $1.0 million was due to net increases in client spending and net new clients. Search and selection commissions and fees were $10.9 million for the three months ended June 30, 1998 compared with $6.9 million for the same period in 1997, an increase of $4.0 million or 58.0%. The increase was due to business growth. Internet commissions and fees increased 143.1% to $10.7 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997 and reflects an increasing acceptance of the Company's Internet services and products by existing and new clients and internet users, and the benefits of "co-branding" marketing efforts with other Internet content providers.

          Operating expenses for the three months ended June 30, 1998 were $77.2 million, compared with $53.7 million for the same period in 1997. The increase of $23.5 million or 43.8% reflects acquisition activity, including $2.5 million for merger costs, a $1.0 million increase for amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.4% for the three months ended June 30, 1998 and 89.7% for the same period in 1997. The $2.5 million in merger costs is comprised of (a) $1.4 million in non-recurring legal, accounting, investment banking fees and (b) $1.1 million for the amortization of a $4.4 million charge, which is being expensed over the twelve months from April 1, 1998 to March 31, 1999. This charge is for TMP shares set aside as stay bonuses for key personnel, who must remain employees of the Company for a full year in order to earn such shares. The after tax effect of this charge on diluted earnings per share is $.08.

         As a result of the above, operating income for the three months ended June 30, 1998 increased $2.9 million or 46.8% to $9.1 million from $6.2 million for the comparable period last year.

         Net interest expense for the three months ended June 30, 1998 was $2.5 million, an increase of $.2 million or 7.2%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

         Taxes on income for the three months ended June 30, 1998 were $3.5 million on a $6.6 million pretax profit for an effective tax rate of 52.3% compared with $1.8 million on a $3.9 million profit for an effective tax rate of 46.2% for the same period last year. The primary cause for the higher effective rate was the $1.4 million in merger costs for non-recurring legal, accounting and investment banking fees, which are not tax deductible.

         The Company had no minority interests in consolidated earnings for the three months ended June 30, 1998 compared with $43 thousand for the three months ended June 30, 1997.

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended June 30, 1998 increased $1.0 million to $3.1 million from $2.1 million for the three months ended June 30, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended June 30, 1998 was $.11, an increase of $.03 or 37.5% over the $.08 for the comparable 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Gross billings for the six months ended June 30, 1998 were $661.2 million, a net increase of $192.5 million or 41.1% from $468.7 million for the six months ended June 30, 1997. Commissions and fees for the six months ended June 30, 1998 were $166.7 million, an increase of $57 million or 51.9% from $109.7 million in the first six months of 1997. Yellow page commissions and fees were $46.4 million for the six months ended June 30, 1998 compared with $42.8 million for the six months ended June 30, 1997, an increase of 8.6% or $3.6 million, reflecting net increases in client spending, new clients and, to a slightly lesser degree, acquisitions.

                              TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 (CONTINUED)

Recruitment advertising commissions and fees were $80.3 million for the six months ended June 30, 1998 compared with $47.1 million for the six months ended June 30, 1997, an increase of $33.2 million or 70.3%. This increase was primarily due to acquisitions and net increases in client spending and new clients, which slightly outpaced the effects of client losses. For the six months ended June 30, 1998, Search & Selection commissions and fees were 21.5 million, an increase of 9.9 million or 84.8% from 11.6 million for the same period in 1997 due to increased business from new and existing clients. Internet commissions and fees increased 124.3% or $10.2 million to $18.4 million for the six months ended June 30, 1998 from $8.2 million for the six months ended June 30, 1997. This increase reflects an increasing acceptance of the Company's Internet products from existing and new clients and the benefits of "co-branding" marketing efforts with other Internet content providers.

         Operating expenses for the six months ended June 30, 1998 were $150.5 million, compared with $99.1 million for the same period in 1997. The increase of $51.4 million or 51.9% reflects acquisition activity, including $2.5 million for merger costs (see three months ended June 30, 1998 compared to three months ended June 30, 1997), $1.8 million for higher amortization of intangibles related to acquisitions, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 90.3% for the six month periods ended June 30, 1998 and 1997.

         As a result of the above, operating income for the six months ended June 30, 1998 increased $5.5 million or 51.8% to $16.1 million from $10.6 million for the comparable period last year.

         Net interest expense for the six months ended June 30, 1998 was $4.9 million, an increase of $.8 million or 19.0%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

         Taxes on income for the six months ended June 30, 1998 were $5.4 million on a pretax profit of $11.1 million, for an effective tax rate of 48.7%. This compares with taxes of $3.3 million for the same period last year on a pretax profit of $6.5 million, for an effective tax rate of 50.9%. The increase of $2.1 million is a result of higher pretax profits. The higher effective tax rate reflects the effect of the $1.4 million in merger costs for non-recurring legal, accounting and investment banking fees, which are not tax deductible.

         Equity in affiliates was a $174 thousand loss, reflecting the decline in value in the Company's minority owned real estate advertising affiliate. Minority interests in consolidated earnings for the six months ended June 30, 1997 were $.2 million and preferred dividends for the six months ended June 30, 1997 were $123,000. There were no such charges in 1998 because the underlying instruments were redeemed in 1997.

         As a result of all of the above, net income available to common and Class B common stockholders for the six months ended June 30, 1998 was $5.5 million, an increase of $2.7 million or 94.1% over the $2.9 million for the six months ended June 30, 1997. Per diluted share, earnings for the six months ended June 30, 1998 was $.20 an increase of $.08 or 66.7% over the $.12 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 1998 was $10.7 million compared with $6.0 million used by operating activities for the six months ended June 30, 1997. The favorable variance of $4.7 million for the 1998 period compared with the 1997 period was primarily due to higher earnings in 1998, while the 1997 period reflected increased payments to yellow page vendors. The cash for these payments was provided by higher borrowing capacity after the Company repaid a portion of its bank debt with proceeds from its initial public offering in December 1996. EBITDA was $25.98 million for the six months ended June 30, 1998, an increase of $8.9 million or 52.8% from $16.9 million for the six months ended June 30, 1997. As a percentage of commissions and fees, EBITDA remained relatively flat at 15.5% for the six months ended June 30, 1998 as compared with 15.4% for the six months ended June 30, 1997, even after the $2.5 million charge for merger costs, which was 1.5% of commissions and fees for the six months ended June 30, 1998.

                              TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's investing activities for the six months ended June 30, 1998 used cash of $20.4 million compared with $24.4 million for the six months ended June 30, 1997. The $4.0 million decrease was primarily due to $2.4 million less in capital expenditures and $1.6 million less in payments for acquisitions. In addition, in May 1998, the Company issued a letter of intent to acquire all of the outstanding stock of TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm, in a stock for stock transaction. The acquisition is expected to be accounted for as a pooling of interests. The purchase price is anticipated to be approximately $50 million worth of TMP common stock, based on $28 per share, the market price at the time the letter of intent was issued. The acquisition, which is subject to definitive documentation and customary closing conditions, is expected to be completed during the third quarter of 1998. For the year ended December 31, 1997 TASA had annual revenue of approximately $39 million.

         The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and, prior to 1997, loans to the Principal and certain other stockholders. The Company's financing activities for the six months ended June 30, 1998 provided net cash of $9.6 million, compared with $30.5 million provided for in the six months ended June 30, 1997. The change of $20.9 million resulted from lower net borrowings against credit facilities.

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


                                               TMP WORLDWIDE INC.
                                               ---------------------------------
                                               (Registrant)

Date:  Janaury 4, 1999                         /s/ Thomas G. Collison
                                               ---------------------------------
                                               THOMAS G. COLLISON
                                               VICE CHAIRMAN
                                               (PRINCIPAL FINANCIAL OFFICER)

Date:  January 4, 1999                         /s/ Roxane Previty
                                               ---------------------------------
                                               ROXANE PREVITY
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)