Form 10-Q/A
period 1998-09-30
TMP WORLDWIDE INC
filed 1999-01-05
CIK 1020416

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



                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                  September 30,     December 31,
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                  (unaudited)

Assets

Current assets:
   Cash and cash equivalents....................................................   $   12,855        $  14,931
   Accounts receivable, net.....................................................      317,048          275,461
   Work-in-process..............................................................       16,367           15,623
   Prepaid and other............................................................       19,385           14,178
                                                                                   ----------         --------
         Total current assets...................................................      365,655          320,193
Property and equipment, net.....................................................       49,928           42,408
Deferred income taxes...........................................................        4,084            4,922
Intangibles, net................................................................      184,463          161,148
Other assets....................................................................        5,473            7,657
                                                                                    ---------        ---------
                                                                                     $609,603         $536,328
                                                                                    ---------        ---------
                                                                                    ---------        ---------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable.............................................................     $254,864         $216,220
   Accrued expenses and other liabilities.......................................       50,808           50,979
   Accrued restructuring costs..................................................       20,902           16,801
   Deferred revenue.............................................................       13,923            7,992
   Deferred income taxes........................................................       13,519           10,733
   Current portion of long term debt............................................        8,908           11,750
                                                                                    ---------        ---------
         Total current liabilities..............................................      362,924          314,475
Long term debt, less current portion ...........................................      128,581          117,825
                                                                                     --------         --------
         Total liabilities......................................................      491,505          432,300
                                                                                     --------         --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................        ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding:  26,671,447 and 15,476,440
         shares, respectively...................................................           27               15
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding:  2,381,000 and 13,587,541 shares,
             respectively.......................................................            2               14
      Additional paid-in capital................................................      171,973          165,250
      Foreign currency translation adjustment...................................         (543)            (117)
      Accumulated deficit.......................................................      (53,361)         (61,134)
                                                                                    ---------        ---------

            Total stockholders' equity..........................................      118,098          104,028
                                                                                   ----------        ---------

                                                                                     $609,603         $536,328
                                                                                    ---------        ---------
                                                                                    ---------        ---------

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              -------------------------------    --------------------------------
                                                 1998              1997               1998              1997
                                               ----------      ----------           ---------          -------

Commissions and fees .......................   $103,737           $85,257            $297,854         $219,895
                                                -------            ------             -------          -------

Operating expenses:
   Salaries and related costs...............     56,083            46,667             164,012          122,444
   Office and general.......................     30,049            26,219              91,060           69,058
   Amortization of intangibles..............      1,703             1,560               6,403            4,457
   Merger costs.............................      7,090                --               9,577              ---
   CEO bonus................................        375               375               1,125            1,125
                                                -------           -------            --------          -------
       Total operating expenses ............     95,300            74,821             272,177          197,084
                                                -------          --------             -------          -------

Operating income............................      8,437            10,436              25,677           22,811
                                                -------          --------              ------         --------

Other income (expense):
   Interest expense.........................     (3,266)           (3,114)             (9,379)          (6,839)
   Interest income..........................        659               711               1,872              386
   Other, net...............................       (710)             (103)               (842)             (56)
                                                --------        ----------           --------         ---------
       Total other income (expense), net....     (3,317)           (2,506)             (8,349)          (6,509)
                                                --------        ----------           --------         ---------

Income before provision for income taxes,
       minority interests and equity in
       (losses) of affiliates...............      5,120             7,930              17,328           16,302
Provision for income taxes..................      1,858             4,014               7,735            7,894
                                                 ------            ------              ------           ------
Income before minority interests
       and equity in (losses) of affiliates.      3,262             3,916               9,593            8,408
Minority interests..........................         --                29                  --              256
Equity in (losses) of affiliates............       (123)              (15)               (297)             (20)
                                               --------        -----------          ----------        ---------

Net income .................................      3,139             3,872               9,296            8,132
Preferred stock dividend and
       redemption premium...................         --                --                  --             (123)
                                             ----------          --------             -------          -------
Net income applicable to common and
    Class B common stockholders.............    $ 3,139           $ 3,872            $  9,296         $  8,009
                                                =======           =======            ========         ========

Net income per common and Class B
    common share:

       Basic................................   $   0.11           $  0.14            $   0.32         $   0.30
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------
       Diluted..............................   $   0.11          $   0.14            $   0.31         $   0.30
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------



Weighted average shares outstanding:
       Basic................................     29,094            26,959              29,142           26,611
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------

       Diluted..............................     29,961            27,514              29,949           27,091
                                               --------           -------            --------         --------
                                               --------           -------            --------         --------




     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except share and per share amounts) (unaudited)

                                                              Class B
                                 Common stock,              Common stock,                 Foreign
                                $.001 par value            $.001 par value   Additional   Currency                     Total
                                ---------------           ---------------    paid-in      Translation    Accumulated   Stockholders'
                              Shares       Amount     Shares         Amount  capital      Adjustment     Deficit       Equity
                              ------       ------     ------         ------  ---------    ----------     -----------   ------------

Balance, January 1, 1998 ...    15,476,440    $ 15    13,587,541    $ 14      $ 165,250    $ (117)   $   (61,134)   $   104,028
Issuance of common stock
  in connection with the
  exercise of options ......        66,332      --         --         --            599       --             --              599

Issuance of common stock
  for purchases of interests
in subsidiaries ............        62,413      --         --         --          1,627       --             --            1,627

Redemption of common
  stock ....................      (287,352)     --         --         --           (668)      --             --             (668)
Issuance of common stock
  for matching contribution
  to 401(k)  plan ..........        27,273      --         --         --            627       --             --              627

Conversion of Class B
  common shares to
  common shares ............    11,206,541      12   (11,206,541)     (12)         --         --             --             --

Issuance of common stock
  for bonuses ..............       119,800      --         --         --          3,413       --             --            3,413
Foreign currency
  translation adjustment ...          --        --         --         --           --         (426)          --             (426)
Capital contribution by
 Principal Stockholder: re
 CEO bonus..................          --        --         --         --          1,125       --             --            1,125
Net income .................          --        --         --         --           --         --            9,296          9,296
Dividends paid by pooled
 companies..................          --        --         --         --           --         --           (1,523)        (1,523)
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------
 Balance, September 30, 1998    26,671,447    $ 27     2,381,000    $  2       $171,973    $  (543)   $   (53,361)   $   118,098
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------
                                ----------    ----     ---------    ----       --------    -------    -----------    ------------




     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                      1998               1997
                                                                                    -------             -------

Cash flows from operating activities:
    Net income..................................................................    $   9,296      $     8,132
                                                                                    ---------      -----------

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        8,968            6,347
       Amortization of intangibles..............................................        6,403            4,457
       Provision for doubtful accounts..........................................        3,244            1,929
       Amortization of deferred compensation....................................        2,127               --
       Common stock issued for stay bonus.......................................        3,413               --
       Common stock issued for match to 401k plan...............................          627              555
       CEO bonus and indemnity payment..........................................        1,125            1,400
       Minority interests.......................................................           --              256
       Provision for deferred income taxes......................................        3,624            5,309
       Other....................................................................         (803)             (53)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................      (44,662)         (10,626)
        Increase in work-in-process.............................................         (882)            (639)
        Increase in prepaid and other...........................................       (5,207)          (2,092)
        Increase in other assets................................................        2,184          (1,639)
        Increase in accounts payable, accrued expenses and other
         liabilities............................................................       35,624            7,383
                                                                                       ------           ------
       Total adjustments........................................................       15,785           12,587
                                                                                       ------           ------
          Net cash provided by operating activities.............................       25,081           20,719
                                                                                       ------           ------

Cash flows from investing activities:
       Payments pursuant to notes to Principal Stockholder......................           --           (3,064)
       Repayments from Principal Stockholder....................................           --           14,903
       Capital expenditures.....................................................      (12,822)         (14,892)
       Payments for purchases of businesses, net of cash acquired...............      (15,674)         (60,202)
       Advances to and investments in affiliates................................           --              (71)
                                                                                    ---------        ---------
         Net cash used in investing activities..................................      (28,496)         (63,326)
                                                                                    ---------        ---------

Cash flows from financing activities:
       Payments on capitalized leases...........................................       (2,294)          (2,170)
       Borrowings under line of credit and proceeds from issuance of debt.......      755,455          476,845
       Repayments under line of credit and principal payments on debt...........     (750,898)        (476,040)
       Proceeds from stock issuance.............................................          --            51,165
       Cash received from the exercise of employee stock options................          599              539
       Distributions to minority interest.......................................          --              (25)
       Redemption of minority interest (including premium) .....................          --           (3,133)
       Redemption of preferred stock (including premium)........................          --           (2,105)
       Dividends paid by pooled companies.......................................       (1,523)         (2,263)
       Dividends on preferred stock.............................................          --              (18)
                                                                                     --------         --------
         Net cash provided by financing activities..............................        1,339           42,795
                                                                                     --------         --------

Net increase in cash and cash equivalents.......................................       (2,076)             188
Cash and cash equivalents, beginning of period..................................       14,931           13,110
                                                                                     --------        ---------
Cash and cash equivalents, end of period........................................      $12,855        $  13,298
                                                                                  -----------        ---------
                                                                                  -----------        ---------


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

    Previously, the Company had not charged earnings for bonuses specified in its employment agreement with Andrew J. McKelvey, its CEO and Principal Stockholder, because he permanently waived his receipt of the bonuses due to him before the start of the period to which it related. However, the Securities and Exchange Commission informed the Company, that in accordance with their interpretation of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities paid by the Principal Stockholder," TMP must record bonus expense for this item, even though it has been permanently waived. Accordingly, the Company has restated the financial statements for the period ended September 30, 1998.

     The SEC's interpretation of the criteria for determining the size for which pooling of interests transactions are material for purposes of restating prior period financial statements was documented after the Company released its earnings for the nine months ended September 30, 1998. Consequently, the Company believed that it was in compliance with existing accounting rules when it accounted for these pooling of interests as immaterial with respect to the restatement of prior period financial statements. The SEC has since informed the Company, that in its view, restatement of prior period financials is required and the Company has complied.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                                   Three Months             Nine Months
                                                                September 30, 1998      September 30, 1998
                                                                -----------------       ------------------

         Basic..................................................          29,094               29,142
         Contingent shares......................................             150                   82
         Effect of assumed conversion of stock options..........             717                  725
                                                                          ------               ------
         Diluted................................................          29,961               29,949
                                                                          ------               ------



                                                                   Three Months             Nine Months
                                                                September 30, 1997      September 30, 1997
                                                                ------------------      ------------------

         Basic..................................................          26,959               26,611
         Effect of assumed conversion of stock options..........             555                  480
                                                                          ------               ------
         Diluted................................................          27,514               27,091
                                                                          ------               ------




NOTE 2-BUSINESS ACQUISITIONS

         In the nine month period ended September 30, 1998, the Company completed fourteen acquisitions, of which three are being accounted for as poolings of interests and eleven are being accounted for as purchases. Two of the poolings of interests were with executive search firms, and the third was with a recruitment advertising agency. The amount of common shares issued in connection with the three poolings of interests transactions is 2,980,814. The two pooled executive search firms are Johnson, Smith and Knisely Inc.
("JSK"), the 12th largest executive search firm in the U.S., according to Kennedy Publications, an official ranking service for the search industry, and TASA Holding AG of Zurich, Switzerland, ("TASA"), an international executive search firm. The eleven purchases were comprised of (a) a human resources consulting firm intended to expand the traditional advertising services offered to the Company's recruitment advertising clients, (b) two recruitment advertising agencies in Singapore, (c) four recruitment advertising agencies in Europe, two in England, one in Germany and one in the Netherlands (d) two U.S. based websites, AboutWork.com and StudentCenter.com and (e) two selection agencies, one in France and one in Spain. The total value of cash paid,

                         TMP WORLDWIDE INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (in thousands, except share and per share amounts)
                                  (unaudited)

promissory notes issued, and common stock issued for all of these transactions was approximately $102,023, including $85,276 of TMP common stock, for the 1998 period compared with $74,279 paid for acquisitions in the 1997 period.

         The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 assume that the acquisitions in 1998 and 1997 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                               Nine Months Ended September 30,       Year Ended December 31,
                                                  1998              1997              1997              1996
                                                 ------            ------            -----             ------

Commissions and fees........................   $303,785          $233,278            $358,456         $321,801

Net income (loss) applicable to common
   and Class B common stockholders..........   $  9,028          $  8,959            $ 10,755         $(48,481)*

Net income (loss) per common and Class B common share:
   Basic....................................   $    .31          $   .34             $    .40         $  (2.18)*
   Diluted..................................   $    .30          $   .33             $    .39         $  (2.18)*



* Includes special compensation and interest charges in the amounts of $52,019 and $2,603, respectively.

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

Total comprehensive income is as follows:

                                                       Three Months Ended                      Nine Months Ended
                                                         September 30,                            September 30,

                                                         1998   1997                           1998           1997
                                                         ----   ----                           ----           ----

 Net income.......................................     $3,139       $3,872                    $9,296        $8,132
 Foreign currency translation adjustments.........       (142)        (146)                     (426)         (375)
                                                       ------       ------                    ------        ------
 Comprehensive income................................. $2,997       $3,726                    $8,870        $7,757
                                                       ------       ------                    ------        ------


NOTE 6 - ACCRUED RESTRUCTURING COSTS

In connection with acquisitions completed in 1997, the company recorded certain accruals for restructuring costs to be incurred in connection with preliminary restructuring plans formulated at the time of the respective acquisitions. Such plans involved the closure of certain offices of the acquired companies and the termination of certain management and employees. The objective of the plans was to create a single brand in the related markets in which the Company operates. The preliminary plans were finalized in July 1998. Following is an analysis of the changes to accrued restructuring costs during the nine months from December 31, 1997 to September 30, 1998.


                                                           Balance                                          Balance
                                                          12/31/97     Additions         Payments          09/30/98
                                                          --------     ---------         --------          --------

Assumed obligations on leased facilities to be closed     $  7,830        $3,992          $  (559)          $11,263
Consolidation of acquired facilities                         2,521         1,580             (493)            3,608
Contracted lease payments exceeding current market costs       783            34               --               817
Severance, relocation and other employee costs               4,017         2,280           (2,782)            3,515
Pension obligation                                           1,650            49               --             1,699
                                                           -------        ------          -------           -------
Total                                                      $16,801        $7,935          $(3,834)          $20,902
                                                           -------        ------          -------           -------




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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

     A substantial part of the Company's growth has been achieved through acquisitions. The Company completed fourteen recruitment related acquisitions of which three, Johnson, Smith & Knisely Inc., TASA Holding AG, and Stackig, Inc. ("the pooled companies") are being accounted for as poolings of interests. 2,981,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of these pooled companies and the accompanying financial statements have been restated to include the accounts and operations of the pooled companies for all periods presented. For the period January 1, 1995 through December 31, 1997, the Company has completed 40 acquisitions with estimated annual gross billings of approximately $600 million. Given the significant number of acquisitions in each of the last three years and the nine months ended September 30, 1998, the results of operations from period to period may not necessarily be comparable.

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

     The Company designs and executes yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. The Company typically recognizes this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1997, 1996 and 1995 were $2.0 million, $3.5 million and $4.2 million, respectively. For recruitment advertising placements in the U.S., publisher commissions average 15% of recruitment advertising gross billings. The Company also earns fees from value-added services such as design, research and other creative and administrative

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

services. Outside of the U.S., where, collectively, the Company derives the majority of its recruitment advertising commissions and fees, TMP's commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. Based on the consolidated results of the Company for the nine months ended September 30, 1998 and the years ended December 31, 1997, 1996 and 1995, 59%, 52%, 29%, and
10%, respectively, of the Company's recruitment commission fees were attributable to clients outside the U.S. The Company also earns fees for recruitment advertisements and related services placed on its career oriented Web sites on the Internet. Through its search and selection services, the Company identifies and screens candidates for hiring by clients based on criteria established by such clients. The Company entered the business by acquiring, (1) Johnson, Smith and Knisely Inc. ("JSK"), the 12th largest executive search firm in the U.S., according to Kennedy Publications, an official ranking service for the search industry, (2) Europ Consultants, S.L. a search and selection firm in Barcelona, Spain, (3) TASA Holdings AG of Zurich, Switzerland, ("TASA"), an international executive search firm and (4) Daniel Porte, a French search and selection firm.

     Primarily as a result of acquisitions which are included in the financial statements using the purchase method of accounting from their respective dates of acquisitions made from January 1, 1995 through December 31, 1997, the Company's commissions and fees increased from $183.7 million in 1995 to $310.6 million in 1997. The Company is continuously monitoring the marketplace for opportunities to expand its presence in both yellow page and recruitment advertising, which include Internet-related opportunities and intends to continue its acquisition strategy to supplement its internal growth.

     The Company's operating expenses have increased significantly since 1995 primarily due to headcount increases as a result of acquisitions and hiring to support gross billings growth. Salaries and related costs increased $72.3 million to $172.5 million for the year ended December 31, 1997 from $100.2 million for the year ended December 31, 1995, a 72.2% increase, supporting a $474.0 million or a 70.1% increase in gross billings over the same period. When measured as a percent of billings, salaries and related costs for the year ended December 31, 1997 were 15.0%, up slightly from 14.8% for the comparable 1995 period. Salaries and related costs include total payroll and associated benefits as well as payroll taxes, sales commissions, recruitment fees and training costs.

     Office and general expenses increased $43.9 million to $101.2 million for the year ended December 31, 1997 from $57.3 million for the year ended December 31, 1995, a 76.6% increase, primarily due to increased costs needed to support the increased billings and the expansion of recruitment offices through acquisitions in new U.S. and foreign markets. When measured as a percent of billings, office and general costs for the years ended December 31, 1997 were 8.8%, up slightly from 8.5% for the comparable 1995 period. This cost category includes expenses for office operations, business promotion, market research, advertising, professional fees and fees paid to the Company's primary lending institution for its services in the processing and collection of payments for accounts receivable.

     Amortization of intangibles includes amortization of acquisition related charges, including the costs in excess of fair market value of net assets acquired and capitalized costs for non-compete arrangements with the principals of acquired companies. This acquisition related amortization was $6.3 million, $4.4 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, and was $6.4 million and $4.5 million for the nine months ended September 30, 1998 and 1997, respectively.

     The CEO bonus for the nine months ended September 30, 1998 and the year ended December 31, 1997 of $1.1 million and $1.5 million respectively reflects a non-cash charge recorded in compliance with SAB 79, for a bonus mandated by the principal shareholders employment contract which he irrevocably waived. Special compensation for the year ended
December 31, 1996, reflects a non-cash, non-recurring charge of approximately $52.0 million resulting from the issuance of approximately 3.6 million shares of common stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies, because they had received such shares for nominal or no consideration as employees or as management of such companies and, accordingly, were not considered to have made substantive investments for their shares.

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

                               TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              ----------------------------------------------------------------------

                                                 1998              1997               1998              1997
                                                 ----              ----               ----              ----
                                                                     (dollars in thousands)

Gross Billings:
---------------
  Recruitment ..............................   $195,591          $160,616            $604,566         $417,872
  Yellow pages .............................    143,618           139,533             372,899          349,910
  Search & selection .......................     21,271            18,690              63,889           49,382
  Internet(1)...............................     14,467             4,993              34,823           13,548
                                               --------          --------          ----------         --------
Total ......................................   $374,947          $323,832          $1,076,177         $830,712
                                               --------          --------          ----------         --------
                                               --------          --------          ----------         --------

Commissions and Fees:
---------------------
  Recruitment ..............................   $ 39,609          $ 33,228            $126,259         $ 86,216
  Yellow pages .............................     29,545            28,625              75,982           71,375
  Search & selection .......................     21,271            18,690              63,889           49,382
  Internet(1)...............................     13,312             4,714              31,724           12,922
                                               --------          --------            --------         --------
Total ......................................   $103,737          $ 85,257            $297,854         $219,895
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------


Commissions and Fees as a Percentage of Gross Billings:
-------------------------------------------------------
  Recruitment ..............................      20.3%             20.7%               20.9%            20.6%
  Yellow pages .............................      20.6%             20.5%               20.4%            20.4%
  Search & selection .......................     100.0%            100.0%              100.0%           100.0%
  Internet(1)...............................      92.0%             94.4%               91.1%            95.4%
Total  .....................................      27.7%             26.3%               27.7%            26.5%

EBITDA(2)...................................    $14,636           $14,130             $42,036          $33,283
Cash provided by  operating activities......    $10,401           $26,781             $25,081          $20,719
Cash used in investing activities...........    $(8,138)         $(38,959)           $(28,496)        $(63,326)
Cash provided by (used in) financing activities $(4,367)          $12,275              $1,339          $42,795



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


                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              ----------------------------------------------------------------------
                                                 1998              1997               1998              1997
                                                 ----              ----               ----              ----
                                                                         ( in thousands)

Net income..................................    $ 3,139           $ 3,872             $ 9,296          $ 8,132
  Interest expense, net.....................      2,607             2,403               7,507            6,453
  Income tax expense........................      1,858             4,014               7,735            7,894
  Depreciation and amortization.............      7,032             3,841              17,498           10,804
                                                -------           -------            --------         --------
EBITDA .....................................    $14,636           $14,130             $42,036          $33,283
                                                -------           -------             -------          -------
                                                -------           -------             -------          -------


                               TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Three months ended September 30, 1998 compared to the three months ended September 30, 1997

     Gross billings for the three months ended September 30, 1998 were $374.9 million, a net increase of $51.1 million or 15.8% from $323.8 million for the three months ended September 30, 1997. Commissions and fees for the three months ended September 30, 1998 were $103.7 million, an increase of $18.5 million or 21.7% from $85.3 million in the three months ended September 30, 1997. Recruitment commissions and fees were $39.6 million for the three months ended September 30, 1998 compared with $33.2 million for the three months ended September 30, 1997, an increase of $6.4 million or 19.2%. This increase was primarily due to acquisitions offset by a $1 million reduction from the effects of currency exchange rate fluctuations and a $.4 million net decrease in client spending and net clients lost. Yellow pages commissions and fees were $29.5 million for the three months ended September 30, 1998, an increase of $.9 million or 3.2% from $28.6 million in the first three months of 1997. Of this increase, $.6 million or 2% was due to net increases in client spending and net new clients and $.3 million was due to acquisitions. Search and selection commissions and fees were $21.3 million, an $2.6 million increase over the $18.7 million in the three months ended September 30, 1997, such increase reflects new business from existing and additional clients. Internet commissions and fees increased $8.6 million, or 182.4%, to $13.3 million for the three months ended September 30, 1998 from $4.7 million for the three months ended September 30, 1997 and reflects an increasing acceptance of the Company's Internet services and products by existing and new clients and internet users, the benefits of "co-branding" marketing efforts with other Internet content providers and increased sales and marketing activities.

     Operating expenses for the three months ended September 30, 1998 were $95.3 million, compared with $74.8 million for the same period in 1997 and as a percentage of commissions and fees were 91.9% and 87.8%, respectively. Of this $20.5 million increase, $7.1 million was for merger related costs. The $7.1 million in merger costs is comprised of (1) $4,476 of non-cash stay bonuses, which included (a) $1,063 for the amortization of one quarter of the JSK Stay Bonus and (b) $3,413 for TMP shares issued to key personnel of TASA as a Stay Bonus and (2) $2,614 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $4,198 or $.14 on a diluted earnings per share basis. Salary and related costs of $56.1 million were 54.1% of commissions and fees compared with $46.7 million or 54.7% for the three months ended September 30, 1997, an increase of $9.4 million or 20.2%. This increase is due to the growth of the Company's businesses. Office and general costs was $30.0 million, an increase of $3.8 million or 37.9% over the $26.2 million for the 1997 period and is due to the growth of the Company's businesses, increased spending to support the larger client base and higher marketing costs at the Company's interactive division. However, as a percent of commissions and fees office and general expenses declined to 29.0% from 30.8% for the same period in 1997. This 1.8 point decrease reflects the lower operating structure of the executive search business.

     As a result of the above, operating income for the three months ended September 30, 1998 decreased $2.0 million or 19.2% to $8.4 million from $10.4 million for the comparable period in the prior year.

     Net interest expense for the three months ended September 30, 1998 was $2.6 million, an increase of $.2 million or 8.5%, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

     Taxes on income for the three months ended September 30, 1998 were $1.9 million on a $5.1 million pretax profit for an effective tax rate of 36.2% compared with $4.0 million on a $7.9 million profit for an effective tax rate of 50.6% for the same period last year. The lower effective rate reflects less state taxes as a portion of the Company's overall taxes as a greater portion of the Company's business is conducted in Europe and Australia.

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

     As a result of all of the above, net income available to common and Class B common stockholders for the three months ended September 30, 1998 decreased $.7 million to $3.1 million from $3.9 million for the three months ended September 30, 1997. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended September 30, 1998 was $.11, a decrease of $.03 or 21.4% under the $.17 for the comparable 1997 period.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1997

     Gross billings for the nine months ended September 30, 1998 were $1,076.2 million, a net increase of $245.5 million or 29.6% from $830.7 million for the nine months ended September 30, 1997. This increase in gross billings resulted primarily from higher internet billings, higher search & selection fees as a result of increased clients spending, net new clients and from acquisitions in recruitment advertising. Commissions and fees for the nine months ended September 30, 1998 were $297.9 million, an increase of $78.0 million or 35.5% from $219.9 million in the first nine months of 1997. Recruitment commissions and fees were $126.3 million for the nine months ended September 30, 1998 compared with $86.2 million for the nine months ended September 30, 1997, an increase of $40.1 million or 46.4%. This increase was primarily due to acquisitions, which contributed approximately $38.6 million, foreign currency exchange fluctuations with a negative effect of approximately $2.7 million and approximately $4.1 million from increased client spending and new clients partially offset by client losses. Yellow page commissions and fees were $76.0 million for the nine months ended September 30, 1998 compared with $71.4 million for the nine months ended September 30, 1997, an increase of 6.4% or $4.6 million. Approximately $3.0 million of such increase was due to net increases in client spending and new clients and approximately $1.5 million was due to acquisitions. Search and selection fees were $63.9 million compared with $49.4 million for the nine months ended September 30, 1997, an increase of $14.5 million, due to acquisitions, primarily in executive search. Internet commissions and fees increased 145.7% or $18.8 million to $31.7 million for the nine months ended September 30, 1998 from $12.9 million for the nine months ended September 30, 1997. This increase reflects an increasing acceptance of the Company's Internet products from existing and new clients, the benefits of "co-branding" marketing efforts with other Internet content providers and increased sales and marketing activities.

     Operating expenses for the nine months ended September 30, 1998 were $272.2 million, compared with $197.1 million for the same period in 1997. The increase of $75.1 million or 38.1% reflects acquisition activity, including $9.6 million for merger costs. The $9.6 million in merger costs is comprised of (1) $5.5 million of non-cash employee stay bonuses, which included (a) $2.1 million for the amortization of 50% of a $4.2 million charge being expensed over the twelve months from April 1, 1998 to March 31, 1999 for TMP shares set aside for key personnel of JSK who must remain employees of the Company for a full year in order to earn such shares, (the "JSK Stay Bonus") and (b) $3.4 million for TMP shares issued to key personnel of TASA as employee stay bonuses and (2) $4.1 million of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $6.2 million or $.21 per diluted share. Salary and related costs for the nine months ended September 30, 1998 were $164.0 million, a $41.6 million or 33.9% increase over the $122.4 million for the nine months ended September 30, 1997. This increase is due to the growth of the Company's businesses. The ratio of salary and related costs for the nine months ended September 30, 1998 to commissions and fees was 55.1% compared with 55.7% ratio for the nine months ended September 30, 1997. Office and general costs was $91.1 million, a $22.0 million or 31.8% increase over the $69.1 million for the nine months ended September 30, 1997. However, office and general expenses as a percentage of commissions and fees declined to 30.6% for the nine months ended September 30, 1998 from 31.4% in the prior year period.

     As a result of the above, operating income for the nine months ended September 30, 1998 increased $2.9 million or 12.6% to $25.7 million from $22.8 million for the comparable period last year.

     Net interest expense for the nine months ended September 30, 1998 was $7.5 million, an increase of $1.0 million or 15.4% over the $6.5 million for the comparable period in 1997, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

     Taxes on income for the nine months ended September 30, 1998 were $7.7 million on a pretax profit of $17.3 million, for an effective tax rate of 44.5%. This compares with taxes of $7.9 million for the same period last year on a pretax profit of $16.3 million, for an effective tax rate of 48.5%. The lower effective tax rate reflects a benefit in 1998 from operating loss carryovers of certain subsidiaries that were previously unable to benefit from losses and the effect in 1997 of higher state and foreign tax rates.

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

     As a result of all of the above, net income available to common and Class B common stockholders for the nine months ended September 30, 1998 was $9.3 million, an increase of $1.3 million or 16.3% over the $8.0 million for the nine months ended September 30, 1997. Per diluted share, earnings for the nine months ended September 30, 1998 was $.31, an increase of $.01 or 4.7% over the $.30 for the nine months ended September 30, 1997.

                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 1998 was $25.1 million compared with $20.7 million for the nine months ended September 30, 1997. The favorable variance of $4.4 million for the 1998 period compared with the 1997 period was primarily due to (1) $6.2 million of charges funded through stock issuances compared with $.6 million for the 1997, a $5.6 million improvement, (2) a $6.7 million increase in depreciation and amortization expenses, and (3) a $1.1 million benefit in 1998, from the increase in accounts payable over accounts receivable while the change in these items for the 1997 period reflected a $5.0 million net use of cash, reflecting increased payments to yellow page vendors, a $6.1 million improvement. The cash for these payments was provided by higher borrowing capacity after the Company repaid a portion of its bank debt with proceeds from its initial public offering in December 1996. EBITDA was $42.0 million for the nine months ended September 30, 1998, an increase of $8.7 million or 26.1% from $33.3 million for the nine months ended September 30, 1997. This improvement for 1998 as compared with 1997, reflects a $7.1 million increase in depreciation and amortization expense for 1998 as compared with 1997. However, as a percentage of commissions and fees, EBITDA decreased to 14.1% for the nine months ended September 30, 1998 from 15.1% for the nine months ended September 30, 1997. The decrease resulted primarily from the $7.5 million charge for cash related merger costs, which was 2.5% of commissions and fees for the nine months ended September 30, 1998.

     The Company's investing activities for the nine months ended September 30, 1998 used cash of $28.5 million compared with $63.3 million for the nine months ended September 30, 1997. The $34.8 million decrease was primarily due to $41.6 million less in payments for acquisitions, reflecting the use of shares to make acquisitions of businesses, and $1.5 million less in capital expenditures. In addition, in the 1997 period the Company received a net payment of $11.8 million from the Principal stockholder, as he used proceeds from the sale of some of his TMP stock sold in the secondary offering to repay the net outstanding debt owed the Company.




                               TMP WORLDWIDE INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment and the issuance of shares in connection with the exercise of employee stock options, for purchases of businesses and compensation. In addition, in 1997, the Company received $51.2 million in proceeds from the sale of common stock in a follow on public offering and used $5.2 million to redeem outstanding preferred stock and a minority interest position, a net receipt of $46.0 million. The Company's financing activities for the nine months ended September 30, 1998 provided net cash of $1.3 million, compared with $42.8 million provided in the nine months ended September 30, 1997. The decrease of $41.5 million primarily reflects the $45.9 million receipt and use of cash from the secondary offering in 1997, partially offset in 1998 by net borrowings of $4.6 million.

     At September 30, 1998, the Company had a $175 million committed line of credit from its primary lender pursuant to a revolving credit agreement. Of such line, at September 30, 1998, approximately $50.9 million was unused and $20.9 million could be borrowed based upon the eligible collateral base. In addition, the Company has secured lines of credit aggregating $6 million for its operations in Australia, France, Belgium and the Netherlands of which approximately $3 million was unused at September 30, 1998. On November 5, 1998, the Company renegotiated its existing credit facility with its primary lender. The new agreement provides for a five year $175 million revolving credit facility at lower borrowing costs than the previous agreement, putting the Company's current interest rate at LIBOR plus 87.5 basis points

Cash and cash equivalents at September 30, 1998 equaled $12.9 million, a $2.1 million decrease from the $14.9 million position at December 31, 1997.

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

                  10.3 Amendment No 1 to Employment Agreement, dated
                  November   , 1998, between the Company and Andrew J. McKelvey



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


                                                  TMP WORLDWIDE INC.
                                                   -----------------------------
                                                  (Registrant)



Date: January 4, 1999                              /s/  Thomas G. Collison
                                                   -----------------------------
                                                  Thomas G. Collison
                                                  Vice Chairman
                                                  (Principal Financial Officer)

Date: January 4, 1999                              /s/  Roxane Previty
                                                   -------------------
                                                   Roxane Previty
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)