Form 10-K
period 1998-12-31
TMP WORLDWIDE INC
filed 1999-03-31
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                ---------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM             TO

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

      --------------------------------------------------------------------

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,246,694,992 as of the close of business on March 22, 1999.

    The number of shares of Common Stock, $.001 par value, outstanding as of March 22, 1999 was 33,403,183.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 30, 1999, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications, executive search and technology company that provides comprehensive, individually tailored advertising services including development of creative content, media planning, production and placement of corporate advertising and market research, through traditional media, such as newspapers and yellow page directories, and new media, such as the Internet. We are also a growing provider of executive and mid-level search services. Our clients include more than 80 of the Fortune 100 and approximately 400 of the Fortune 500 companies. All amounts referred to below reflect the amounts disclosed in the Company's consolidated financial statements, which reflect the effect of business combinations accounted for as poolings-of-interests and completed prior to December 31, 1998. However, all historical amounts will be restated to reflect the acquisition of Morgan & Banks Limited ("M&B") on January 28, 1999, which was accounted for as a pooling-of-interests. For the year ended December 31, 1998, our gross billings were $1.4 billion, commissions and fees were $406.8 million, net income was $4.2 million ($20.0 million excluding the $15.8 million after tax effect of merger costs) and EBITDA was $48.9 million ($66.8 million excluding $17.9 million in merger costs).(1)

    We are one of the world's largest recruitment advertising agencies, with approximately $794.2 million in gross billings for the year ended December 31, 1998. We are the world's largest yellow page advertising agency, with approximately $485.2 million in gross billings for the same period. With approximately 30% of the national accounts segment of the U.S. yellow page advertising market, we are approximately three times larger than our nearest competitor, based on yellow page gross billings. Our search & selection commissions and fees for the year ended December 31, 1998 were $92.6 million. Our Internet revenue grew 160.3% to $48.5 million for the same period. A substantial part of our growth has been achieved through acquisitions. For example, from January 1, 1996 through December 31, 1998, we completed 45 acquisitions with estimated annual gross billings of approximately $700.0 million(2). In January 1999, we completed our largest acquisition to date by acquiring M&B for 5,114,924 shares of our Common Stock. M&B provides permanent recruitment for mid-level executives through clerks, human resource consulting and temporary contracting. We believe additional acquisition opportunities exist and we intend to continue our strategy of making acquisitions which relate to our core businesses.

    We have created innovative solutions to assist our clients in capitalizing on the growing awareness and acceptance of the Internet. For our recruitment advertising clients, we have developed interactive career hubs which can be accessed by individuals seeking employment via the Internet on a global basis. The Company has several career sites, including Monster.com-SM-, Be the Boss-SM-, and Job Hound, which collectively contain approximately 180,000 job listings and career opportunities. In 1996, we began marketing our Dealer Locator service to yellow page clients. Dealer Locator provides clients with the ability to create Web pages for their local offices, franchisees or dealers. Potential customers can then access these pages on the Internet by zip code or other key word searches.

------------------------

(1) As used in this Report, "gross billings" refers to billings for advertising placed in telephone directories, newspapers, new media and other media, search and selection fees and associated fees for related services. While gross billings are not included in our consolidated financial statements, the trends in gross billings directly impact the commissions and fees which we earn. We earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. In addition, we earn fees for the placement of advertisements on the Internet, including our career Web sites. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about our ability to meet future debt service, capital expenditures and working capital requirements and is one of the measures which determines our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity.

(2) Gross billings with respect to companies which we acquire refer to our estimate of the acquired companies' annual gross billings.

INDUSTRY OVERVIEW

    THE RECRUITMENT ADVERTISING MARKET. Recruitment advertising consists primarily of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1990 through 1997, the U.S. market grew at a compound annual growth rate of approximately 12%. Classified readership by job seekers has remained constant over the last ten years and approximately 85% of companies use newspapers to attract potential employees. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 1998, total spending on advertisements globally in the recruitment classified advertisement section of newspapers was approximately $12 billion. Agencies which place recruitment advertising are paid commissions generally equal to 15% of recruitment advertising gross billings.

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

    For the year ended December 31, 1998, total spending on yellow page advertisements in the U.S. was $12.0 billion. Of this amount, approximately $10.1 billion was spent by local accounts and approximately $1.9 billion was spent by national accounts. As those terms are used in the yellow page industry, "local" refers to an advertisement solicited by a yellow page publisher's own sales staff and "national" refers to an advertisement that is placed by an advertising agency and that meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories.

    The national account market consists of companies which sell products or services in multiple markets and is the market in which we compete. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national yellow page advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 1998, the market grew at a compound average rate of approximately 6.2%.

    THE EXECUTIVE SEARCH MARKET. The market for executive search firms is generally separated into two broad categories: retained executive search firms and contingency executive search firms. Retained executive search firms service their clients' senior management needs by acting in an ongoing client-consultant relationship to actively identify, evaluate, assess and recommend to the client suitable candidates for senior level positions. Retained search firms are generally engaged on an exclusive basis and paid a contractually agreed-to compensation. Contingency executive search firms typically do not focus on the senior executives and are generally paid a percentage of the hired candidate's salary only when a candidate is successfully placed with the client. Contingency firms are generally not hired on an exclusive basis and do not focus on the assessment, evaluation or recommendation of a candidate other than to determine if the candidate's resume qualifies him/her for the position. We provide executive search services on a retained basis. We also provide search services on a retained or a contingency basis to identify for our clients the mid-level executive, those who earn from $50,000 to $150,000, annually. We refer to this as selection.

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

    The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate Web sites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis, and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online/Internet services represents a faster rate of penetration than occurred with traditional media, such as radio, broadcast television and cable television. We provide internet-based solutions for our recruitment advertising, search & selection and yellow page advertising clients.

OUR RECRUITMENT ADVERTISING BUSINESS

    We entered the recruitment advertising business in 1993 and have grown both through acquisitions and internally. For the year ended December 31, 1998, we had recruitment advertising gross billings of $794.2 million. In addition to our worldwide offices, we maintain relationships with unaffiliated agencies throughout the world to further enhance our ability to reach qualified job candidates. As a full service agency, we offer our clients comprehensive recruitment advertising services including creation and placement of classified advertising, development of employer image campaigns, creation of collateral materials such as recruiting brochures and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. We specialize in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates. Further, we believe that as employers find it more difficult to attract qualified employees, they will increasingly seek out agencies that can implement national and, in some cases, global recruitment strategies.

    CREATING AND PLACING THE ADVERTISEMENT. Our task in formulating and implementing a global recruitment advertising program is to design the creative elements of the campaign and to select the appropriate media and/or other recruitment methods. This is done in the context of the client's staffing parameters which generally include skill requirements, job location and advertising budget. In addition, while executing a given campaign, we will often undertake basic research with respect to demographic profiles of selected geographic areas to assist the client in developing an appropriate overall strategy.

    We have historically found that the strongest recruitment advertising campaigns "brand" the client's image, demonstrate the client's unique selling points and stress the client's employee benefits and corporate culture. Effectively differentiating one employer from another has become particularly important in the technology and healthcare sectors where there is an acute shortage of qualified job candidates. The success of the campaign may depend on whether an organization is seen as sufficiently distinct from its competitors.

    After completing the design of an advertisement's creative elements, we develop an appropriate media plan. Typically, a variety of media is used, including newspapers, trade journals, the Internet, billboards, direct mail, radio and television. If we recommend use of newspapers, we may recommend certain newspapers or editions of a particular newspaper which are targeted to a specific demographic segment of the population. We may also recommend a variety of advertisement sizes and vary the frequency with which an advertisement appears.

    After an advertisement is placed, we conduct extensive customer analysis to assure satisfaction, including monitoring the effectiveness of the chosen media. As an example, for a transportation client, we analyzed cost-per-response, cost-per-application and cost-per-hire data for over a dozen media vehicles running in approximately 30 markets in an effort to determine the return on investment of each media vehicle. Our recruitment advertising division also maintains a quality assurance program for its larger clients which involves formal creative reviews by our clients as well as soliciting client feedback.

    In the U.S., we receive commissions generally equal to 15% of recruitment advertising gross billings. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. In the U.S., we also earn fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 21% of recruitment advertising gross billings for the year ended December 31, 1998.

    CLIENTS. We have more than 2,500 recruitment advertising clients. No account represents more than 5% of our recruitment advertising commissions and fees.

    INTERNET-BASED SOLUTIONS FOR RECRUITMENT ADVERTISING CLIENTS. To complement the broad reach and penetration of print recruitment advertising, we offer our clients Internet-based solutions to meet their recruitment needs. We have several career sites including Monster.com-SM-, Be the Boss-SM- and Job Hound. Each of these Web sites consists of a database of employment opportunities and a variety of other value added features. Collectively, our career hubs contain approximately 180,000 job and other career opportunities. We believe that we offer the most current career opportunities on the Web, with the majority of our listings less than 60 days old.

    Based on experience with our clients, we believe that only 20% to 30% of open job positions are advertised using traditional print media. Therefore, we further believe that on-line solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, on-line advertising is extremely cost effective when compared to other traditional recruitment methods since print media need not be purchased. Our Internet recruitment services have been actively marketed since May 1995.

    In January 1999, we combined Online Career Center-SM- and MedSearch-SM- with The Monster Board-Registered Trademark- to form Monster.com-SM-. The Monster Board-Registered Trademark- launched in April 1994, is one of PC Magazine's top 100 Web sites (February 1998) and receives more unique visitors than any other career Web site, as reported by Media Metrix in their January 1999 PC Meter survey. It was also one of the first 1,000 commercial Web sites out of the more than 158,000,000 which currently exist. As of March 19, 1999, Monster.com-SM-listed approximately 180,000 jobs. Clients of Monster.com-SM- include Blockbuster Entertainment Inc., McDonald's, Adecco, Procter & Gamble Co., and Dell Computer Corporation. According to Nielson Media Research Internet Profiles Corporation ("I/AUDIT"), Monster.com-SM- averaged approximately 153,000 visits daily (the gross number of occasions on which a user looked up a site) in January 1999 with the average length of each visit exceeding fifteen minutes. Job seekers can search Monster.com's-SM- database of employment opportunities by location, job category, industry and/or keyword. Keyword search allows a user to enter specific keywords to match skills, job titles or other requirements. Monster.com-SM- allows users to create their own personalized career start page--My Monster. Using My Monster, job seekers can store their resume and cover letters, plus create multiple job searches. They can even track how many times their resume has been viewed by employers. My Monster is at the center of the Monster.com-SM- job seeker experience, with over 2.3 million accounts as of March 22, 1999. Monster.com's-SM- Job Search Agent, continuously seeks to find the desired job for the job seeker. Job seekers can sign up for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Job Search Agent then continually scans the entire Monster.com-SM- job database for opportunities that match the requirements and delivers the leads to job seekers' desktops--even while they are off-line. As of March 22, 1999, Monster.com-SM- contained over 533,000 Job Search Agent profiles. In addition, job seekers can post their resume free of charge in a confidential searchable access-restricted database. This database can be searched, using key word searches, by employers, who pay for the service. Monster.com's-SM- resume database currently contains over 1.1 million resumes.

    We have developed private label applications of our interactive recruitment products. For example, we adapted Monster.com technology to create a database of jobs for Fidelity Investments which resides, through a hyper-link, on the Fidelity home page. The search features have the look and ease of use associated with Monster.com while appearing to the user as a seamless part of the Fidelity site. We intend to continue to market private label products as a way to increase the size of our databases.

    To attract the maximum amount of volume to our Web sites, we intend to continue to develop additional value-added content, while developing strategic alliances with other on-line content providers. As of March 1, 1999, the Company had 47 strategic alliances which, collectively, were responsible for more than 20% of site traffic. Monster.com-SM- utilizes 30 Dell 6300 Poweredge servers with quad processors in the Windows NT environment, load balanced with a pair of Hydra 5000 appliances and piped through a T3 connection. This creates 60m bit/sec of bandwidth. A Microsoft SQL Server 7.0 database is incorporated to store resumes and jobs. The SQL software also allows Monster.com to provide enhanced user interaction, personalization and passive independent data searches which the user can customize and view each time he/she logs on to the site.

OUR YELLOW PAGE BUSINESS

    We entered the yellow page business in 1967 and have grown to become the largest yellow page advertising agency in the world based on yellow page gross billings.

    CREATING AND PLACING YELLOW PAGE ADVERTISEMENTS. There are currently approximately 7,000 yellow page directories in the U.S. Each has a separate closing date for accepting advertisements and one or more of these closings occur on every working day of the year. The steps involved in placing an advertisement are numerous and can take as long as nine months.

    The first step in the process is the formulation of the advertising program's creative elements including illustrations, advertising copy, slogans and other elements which are designed to attract a potential customer's attention. To assess the effectiveness of a proposed campaign, we generally undertake extensive research to determine which alternatives best reach the client's target market. This research typically includes focus group testing and the running of split-run advertisements. Focus group testing involves forming groups of potential customers and gauging their reaction to a variety of potential advertisements. Split-run testing measures the results of specific campaigns by placing more than one version of an advertisement in various editions of the same yellow page directory. By using multiple phone numbers and various monitoring methods, we can then determine which advertisements generate the most effective response.

    After designing an advertising program, we create a media plan which cost-effectively reaches the client's customer base. We analyze targeted directories to determine circulation, rate of usage and demographic profile. We then recommend advertisements ranging from a full page to as little as a one line listing. For some of our larger yellow page clients, advertisements are placed in over 2,000 directories.

    To ensure client satisfaction, we maintain an extensive quality control program. Account teams have frequent in-person client contact as well as formal annual creative reviews. We also solicit feedback through client interviews, written surveys and other methods consisting of focus groups made up of yellow page users and yellow page user pollings. The principal aims of this program are client retention and sales growth. We believe our focus on customer service has enabled us to maintain our client retention rate, year to year, in excess of 90%.

    In addition to traditional advertising, we offer selected yellow page clients a variety of value-added services ranging from managing the maintenance and installation of telephone lines for branch locations to the staffing and operation of fulfillment centers which respond to toll-free calls requesting product brochures and other information. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate us into client processes for the mutual benefit of both parties.

    CLIENTS. We have over 2,100 yellow page clients, virtually all of whom determine the content of their advertising programs on a centralized basis. Placement of the advertising, however, requires an extensive local selling and quality control effort because many of our clients are franchisors or manufacturers who are dependent upon franchisees or independent dealers for distribution. The participation of franchisees and dealers in the yellow page program is discretionary and must be solicited at the local level. As an example of the scale of this task, we visited approximately 80% of the over 1,800 Midas shops owned by over 600 franchisees while executing the 1996 Midas yellow page program. No account represents more than 5% of the Company's yellow page commissions and fees.

    We have a yellow page sales, marketing and customer service staff of approximately 680 people to implement this local effort. We believe the size and breadth of this staff, its local client relationships and its databases of client branch locations, franchisors and dealers provide us with a strong competitive advantage in executing the yellow page programs of existing clients. We believe these resources are critical in marketing our services to potential new clients and in marketing and executing our Internet-based service offerings.

    INTERNET-BASED SOLUTIONS FOR YELLOW PAGE ADVERTISING CLIENTS. To complement the broad reach and penetration of yellow page advertising, we offer our clients an Internet-based solution called Dealer Locator. In creating a Dealer Locator program, we typically create a home page for each franchise or dealer location and link it to the client's corporate Web site. Internet users can then retrieve information on a specific location such as directions to, or a map of, such location, hours of operation and potentially other information such as sale items and other special offers. Dealer Locator is designed to provide an additional source of customer flow to our clients while, through linkage to the corporate Web sites, reinforcing the desired brand imagery. We charge clients who utilize the Dealer Locator product an up-front fee for the development of each individual home page as well as an annual maintenance fee thereafter. We have sold nine Dealer Locator products.

    We believe that the Dealer Locator concept could be appropriate for certain of our yellow page clients. For example, we have adapted Dealer Locator technology to create, for The American Board of Medical Specialities, the CertifiedDoctor Web Site (http://www.certifieddoctor.org). CertifiedDoctor allows consumers to search for board certified physicians by specialty and geographic area and also provides doctors' educational information.

OUR EXECUTIVE SEARCH BUSINESS

    Traditionally, recruitment advertising did not target the senior or mid-level executive. Therefore, in order to expand the range of services we offer to our recruitment advertising clients, we entered the executive search field. We currently have 34 executive search offices in 17 countries. We believe that our expansion into the executive search field will enable us to attract and service additional major clients because we can now market ourselves as a full service firm that can accommodate all of our clients' employment and recruitment advertising needs.

    Our retained executive search process typically includes the following steps: (a) a TMP executive search consultant interviews the client in order to analyze the senior executive position that needs to be filled, the general environment of the client's work place and the character and quality of candidates that have successfully performed as an executive of the client; (b) our consultant then prepares a written synopsis of the position to be filled in order to attract a suitable, qualified, successful candidate; (c) the synopsis is then forwarded to other recruiters in order to assist with the search for a candidate that fits the criteria set forth in the synopsis; (d) a pool of suitable candidates is gathered and the consultants begin to schedule interviews; (e) the candidates are then interviewed and analyzed by the consultants on our premises to determine if the candidate meets the requisite experience and potential cultural fit outlined by the consultant and the client;
(f) reports of the most suitable candidates are prepared by the consultant and presented to the client, who then chooses the candidates to be met; (g) the consultant then organizes a mutually convenient time and place for the client to personally meet and interview such candidates; (h) the consultant will follow up with the successful candidate to obtain any supplemental information needed or requested by the client, including references and other documentary materials; and (i) the consultant then assists the client in structuring and negotiating the final compensation package and other benefits for the hired executive based on all relevant factors researched by the consultant, including industry comparisons, the experience levels of the executive and future trends.

    Candidates for mid-level positions, the search of whom we term "selection," are normally attracted by classified advertising or chosen through a computerized database file search, as opposed to a detailed search assignment used for senior executives. We screen and interview applicants prior to providing the client with a short list. Upon acceptance of the short list of suitable candidates, the client then proceeds to interview the selected candidates. The next steps in the process include reference checking, negotiation of an offer, confirmation of acceptance, confirmation of start date and performance follow-up at the end of one and three months.

    For assignments involving mid-level executives, we have developed the Assessment Center process, which is designed to evaluate a person's capacity to perform in a current or future role. It can be used for internal and external candidates and is based on the premise that if the requirements for an individual job are understood, it is possible to develop testing protocols which assess an individual's ability to succeed in filling the position. Tools and exercises include aptitude testing, job simulations, behavioral and situational interviews, leadership and team exercises, group discussions, role plays and work sample tests. The goals of the Assessment Center process are to put the right people in the right job, boosting both individual job satisfaction and productivity, minimize bad hires and develop objective criteria for downsizing.

    In Australasia, we also aid our clients in attracting non-executive candidates through our Alectus Personnel and Labour LinQ Services. Alectus Personnel is a significant major player in both the permanent and temporary recruitment markets for clerical and support staff. With a current network of 12 offices in Australia and New Zealand, Alectus can deliver a high level of service to major corporations in this region. Alectus is the largest recruitment advertiser in The Sydney Morning Herald employment section. Labour LinQ offers recruitment and temporary contract services, predominantly at a "trades" and "blue collar" level to a range of industries including engineering, food processing, telecommunications, transport and manufacturing.

    In addition, in Australia, we provide fee based management consulting services which include: (i) information technology consulting; (ii) risk analysis and risk management; (iii) financial consulting; (iv) cost reduction reviews; and (v) assessment of competitive position.

TEMPORARY CONTRACTING SERVICES

    In Australasia, with the acquisition of M&B, we provide temporary contract employees ranging from executives to clerical workers. The demand for contract employee services was created by organizations' need for flexible work forces with the types of skills required to meet their particular circumstances in a changing market.

    We place qualified executives, professionals, clerical and trade labor in temporary positions, or for specific short term projects. Contractors can be used for emergency support or to complement the skills of a client's core, permanent staff. Contracting can be linked to the permanent placement, with the client employing a "try before you buy" strategy. The period of the contracting assignment can vary from as little as one day to over 12 months.

    In addition to the more general contracting assignments, we provide executives on a contract basis with our Australian clients, whereby a specific task is managed by us but staffed by contract executives.

SALES AND MARKETING

    At December 31, 1998, we had approximately 2,400 employees focused on our sales, marketing and customer service efforts world-wide. Our sales, marketing and customer service staff is divided into two groups: (i) new business generation (approximately 220 employees) and (ii) existing client relationship maintenance and improvement (approximately 2,100 employees). Within each group, we maintain separate sales and marketing staffs for our recruitment advertising business, yellow page advertising business and Internet business. In addition to specializing by product, each group undertakes a cross-selling effort of TMP's other products. Our Internet sales staff has targeted our recruitment advertising and yellow page clients to capitalize on the interactivity and additional services that our Internet products can cost effectively provide to such clients. In addition to pursuing cross-selling opportunities within our existing client base, each product sales force also designs targeted selling campaigns for non-TMP clients. We assign a marketing manager to our clients in order to work closely with the client to develop and design the appropriate marketing and advertising campaign. Our customer service representative works closely with the marketing manager and the client to implement the marketing and advertising campaign, evaluate the effectiveness of the campaign and monitor client satisfaction levels.

    At December 31, 1998, we had more than 17,000 clients, including more than 80 of the Fortune 100 companies and approximately 400 of the Fortune 500 companies. No one client accounts for more than 5% of the Company's annual commissions and fees. At December 31, 1998, we had 71 sales, marketing and customer service offices located in the United States and 46 offices in the rest of the world. We also maintained relationships with 16 international recruitment advertising agencies throughout the world, further enhancing our ability to reach qualified job candidates.

COMPETITION

    The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules.

    We face competition from a number of sources. These sources include national and regional advertising agencies, media companies, as well as specialized and integrated marketing communication firms. Many advertising agencies and media companies have started to either internally develop or acquire new media capabilities. New boutique businesses that provide integrated or specialized services (such as advertising services or Web site design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than do we. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and our reputation among our clients and potential clients.

    We believe that our three largest competitors in the recruitment advertising segment are Bernard Hodes Advertising, Inc., a subsidiary of Omnicom, Nationwide Advertising Service, Inc., controlled by the Gund Brothers, and JWT Specialized Communications, a subsidiary of the WPP Group USA, Inc. We also compete with hundreds of Internet content providers. We believe that our largest competitors in the executive search segment are Korn/Ferry International, Heidrick & Struggles International Inc., Spencer Stuart & Associates and Russell Reynolds Associates, Inc.

INTELLECTUAL PROPERTY

    Our success and ability to compete is dependent in part on the protection of our original content for the Internet and on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet. In addition, we rely on Federal trademark laws to provide additional protection for the appearance of our Internet sites. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

    We also assert common law protection on certain names and marks that we have used in connection with our business activities.

    We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have filed patent applications with respect to certain of our software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business, financial condition and operating results.

    Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with our Internet content. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

    As an advertising agency which creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act (the "FTC Act") which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising created by us was found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us.

    There can be no assurance that other current or new government laws and regulations, or the application of existing laws and regulations, will not subject us to significant liabilities, significantly dampen growth in Internet usage, prevent us from offering certain Internet content or services or otherwise cause a material adverse effect on our business, financial condition or operating results.

EMPLOYEES

    At February 28, 1999, we employed approximately 5,200 people (including approximately 1,100 employees at M&B), of whom approximately 3,100 were client services personnel, approximately 300 were sales and marketing personnel, approximately 200 were search and selection personnel and approximately 500 were creative and graphics personnel. The remainder of our personnel are information systems, financial and administrative personnel. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as excellent.

COMPANY HISTORY

    We are the successor to the businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI") and McKelvey Enterprises, Inc. and subsidiaries, the chief executive officer of which was Andrew J. McKelvey. On December 9, 1996, Old TMP merged into McKelvey Enterprises, Inc. Thereafter, WCI merged into McKelvey Enterprises, Inc. McKelvey Enterprises, Inc. then merged into Telephone Marketing Programs Incorporated. Such mergers are collectively referred to as the "1996 Mergers." In addition, Mr. McKelvey sold or contributed his interest in five other entities to the Company. Pursuant to the 1996 Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc. Furthermore, in poolings of interests transactions, the Company merged with Johnson Smith & Knisely Inc. ("JSK") on May 6, 1998, TASA Holding AG ("TASA") on August 31, 1998, Stackig, Inc. ("Stackig") on September 30, 1998, Recruitment Solutions, Inc. ("Recruitment Solutions") on October 2, 1998, SunQuest LLC, d.b.a. The SMART Group on November 2, 1998 and The Consulting Group (International) Limited ("TCG") on December 2, 1998, (the "Pooled Companies"). Accordingly, all historical financial data contained herein reflects the historical financial data of Old TMP, WCI, McKelvey Enterprises, Inc., the other entities and the Pooled Companies.

    In January 1999, we completed our largest acquisition to date by acquiring M&B. In March 1999, we announced that we had entered into an agreement with LAI Worldwide, Inc. ("LAI"), an executive search firm, to acquire all of the outstanding shares of LAI. Both transactions will be accounted for as poolings of interests and will result in restatements of the Company's historical financial statements in the periods that include the consummation of such business combinations.

RISK FACTORS

    WE MAY NOT BE ABLE TO MANAGE GROWTH. Our business has grown rapidly in recent periods. This growth has placed a significant strain on management and operations. As an example, we have completed the acquisition of seven executive and mid-level search companies during 1998 and, with the acquisition of M&B in January 1999 (the "Transaction"), we believe that we are one of the largest executive search firms in the world. Our expansion has resulted, and is expected in the future to result in, substantial growth in the number of our employees and in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, and financial and management information systems. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we cannot manage existing or anticipated growth, our business, financial condition and operating results would be materially adversely affected.

    OUR ACQUISITIONS HAVE RISKS. We expect that we will continue to grow, in part, by acquiring businesses. For example, on March 11, 1999, we announced our intention to acquire, in a stock for stock transaction, LAI Worldwide Inc., in a deal valued at approximately $63.6 million. The success of this strategy depends upon several factors, including the continued availability of financing and our ability to identify and acquire businesses on a cost-effective basis, as well as our continued ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel and to retain the clients of acquired firms. We cannot assure that financing for acquisitions will be available on terms acceptable to us, or that we will be able to identify or consummate new acquisitions, or manage and integrate our recent or future expansions successfully, and any inability to do so would have a material adverse effect on our business, financial condition and operating results. There also can be no assurance that we will be able to sustain the rates of growth that we have experienced in the past.

    TRADITIONAL MEDIA MAY NOT BE VIABLE IN THE FUTURE. We derive a substantial portion of our commissions and fees from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business, excluding search & selection which traditionally had been included therein, constituted approximately 41.1% of total commissions and fees for the year ended December 31, 1998 (40.5% of total revenue on a pro forma basis giving effect to the Transaction). We also derive a substantial portion of our commissions and fees from placing advertising in yellow page directories. This business constituted approximately 24.4% of total commissions and fees for the year ended December 31, 1998 (26.3% of total revenue on a pro forma basis giving effect to the Transaction). There can be no assurance that the commissions received by us in the future will be equal to the commissions which we have historically received. To the extent that new media, such as the Internet, cause yellow page directories and other forms of traditional media to be less desirable forms of advertising media without causing at least, an equivalent fee increase from advertising on the Internet, of which we cannot assure you, our business, financial condition and operating results will be materially adversely affected.

    UNCERTAIN ACCEPTANCE OF THE INTERNET. Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. Most of our clients have only limited experience with the Internet as an advertising medium and such clients have not devoted a significant portion of their advertising budgets to Internet-based advertising in the past. In addition, a significant portion of our potential clients have no experience with the Internet as an advertising medium and have not devoted any portion of their advertising budgets to Internet-based advertising in the past. There can be no assurance that advertisers will be persuaded to allocate or continue to allocate portions of their budgets to Internet-based advertising. If Internet-based advertising is not widely accepted by our advertisers and advertising agencies, our business, financial condition and operating results, including our expected rate of commissions and fees growth, would be materially adversely affected. Although we generated Internet revenue of $48.5 million for the year ended December 31, 1998, we cannot assure you that we will continue to generate substantial Internet-based revenue in the future.

    ACCEPTANCE OF OUR INTERNET CONTENT. Our future growth depends, in part, upon our ability to deliver original and compelling services in order to attract users valuable to our advertising clients. We cannot assure that our content will be attractive to a sufficient number of Internet users to generate material advertising revenues. We cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to our Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites, many of which offer original content, making it difficult for us to distinguish our content and attract users. In addition, many other Web sites offer very specific, highly targeted content that could have greater appeal than our sites to particular subsets of our target audience.

    STRONG COMPETITION AND LOW BARRIERS TO ENTRY TO OUR BUSINESS. The markets for our services are highly competitive and are characterized by pressures to reduce prices, incorporate new capabilities and technologies and accelerate job completion schedules.

    We face competition from a number of sources. These sources include national and regional advertising agencies, specialized and integrated marketing communication firms, traditional media companies and executive search firms. In addition, with respect to new media, such as the Internet, many advertising agencies and publications have started either to internally develop or acquire new media capabilities. Some established companies that provide integrated specialized services (such as advertising services or Web site design) and that are technologically proficient, especially in the new media, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some may have greater financial, management, technological development, sales, marketing and other resources than we have. In addition, our ability to maintain our existing clients and attract new clients depends to a significant degree on the quality of our services and our reputation.

    We have no significant proprietary technology that would preclude or inhibit competitors from entering the yellow page advertising, recruitment advertising, executive search or on-line advertising markets. We cannot assure you that existing or future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, financial condition and operating results.

    OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND OUR BUSINESS IS CYCLICAL AND SEASONAL. Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of factors including the timing of acquisitions. In addition, the timing of yellow page directory closings, the largest number of which currently occur in the third quarter, and the receipt of additional commissions, if earned, from yellow page publishers for achieving a specified volume of advertising, which commissions are typically reported in the fourth quarter, also affect the cyclicality of our quarterly results. Our quarterly commissions and fees earned from recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter. For the year ended December 31, 1998, our commissions and fees from recruitment advertising, excluding search and selection which traditionally had been included therein, were 41.1% of the Company's total commissions and fees (40.5% of total revenue on a pro forma basis, giving effect to the Transaction). Recruitment advertising commissions and fees tend to be more cyclical than yellow page commissions and fees, and therefore, to the extent that a large part of our commissions and fees are derived from recruitment advertising, our operating results may be subject to increased cyclicality.

    TECHNOLOGICAL RISKS. The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution require us to continually improve the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure you that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Web sites and services and could affect our financial condition or operating results. In addition, new Internet services or enhancements which are or may be offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of client confidence, either of which would have a material adverse effect on our business, financial condition or operating results. Any distruption in Internet access, or in the Internet generally, could affect our financial condition or operating results.

    WE ARE DEPENDENT ON ATTRACTING AND RETAINING QUALIFIED CONSULTANTS. The success of our executive search business depends upon our ability to attract and retain consultants who possess the skills, contacts and experience necessary to fulfill our clients' executive search needs. Competition for qualified consultants is intense. We believe that we have been able to attract and retain highly qualified, effective consultants as a result our reputation, and performance-based compensation system. Consultants have the potential to earn substantial bonuses based on the amount of revenue generated by obtaining executive search assignments, executing search assignments and by assisting other consultants to obtain or complete executive search assignments. Bonuses represent a significant proportion of our consultants' total compensation. Any diminution of our reputation could impair our ability to retain existing or attract additional qualified consultants. Any such inability to attract and retain qualified consultants could have a material adverse effect on our executive search business, results of operations and financial condition.

    RISK OF LOSING CLIENT RELATIONSHIPS. Our executive search business depends upon the ability of our consultants to develop and maintain strong, long-term relationships with clients. Usually, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant's new employer. The loss of one or more clients is more likely to occur if the departing consultant enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Although client portability historically has not caused significant problems for us, the failure to retain our most effective consultants or maintain the quality of service to which our clients are accustomed, and the ability of a departing consultant to move business to his or her new employer, could have a material adverse effect on our executive search business, results of operations and financial condition.

    MAINTENANCE OF PROFESSIONAL REPUTATION AND BRAND NAME. Our ability to secure new executive search engagements and hire qualified professionals is highly dependent upon our overall reputation and brand name recognition, as well as the individual reputations of our professionals. Because we obtain a majority of our new engagements from existing clients, or from referrals by those clients, the dissatisfaction of any such client could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation, including poor performance, could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants, and could have an adverse effect on our executive search business, results of operations and financial condition.

    INABILITY TO SOLICIT POTENTIAL RECRUITS. Either by agreement with clients or for marketing or client relationship purposes, executive search firms frequently refrain, for a specified period of time, from recruiting certain employees of a client, and possibly other entities affiliated with such client, when conducting executive searches on behalf of other clients (a "blocking" arrangement). Blocking arrangements generally remain in effect for one or two years following completion of an assignment. However, the duration and scope of the blocking arrangement or "off limits" period, including whether it covers all operations of a client and its affiliates or only certain divisions of a client, generally depends on such factors as the length of the client relationship, the frequency with which the executive search firm has been engaged to perform executive searches for the client and the number of assignments the executive search firm has generated or expects to generate from the client. Some of our executive search clients are recognized as industry leaders and/or employ a significant number of qualified executives who are potential candidates for other companies in that client's industry. Blocking arrangements with such a client or awareness by a client's competitors of such an arrangement may make it difficult for us to obtain executive search assignments from, or to fulfill executive search assignments for, competitors while employees of that client may not be solicited. As our client base grows, particularly in our targeted business sectors, blocking arrangements increasingly may impede our growth or our ability to attract and serve new clients, which could have an adverse effect on our executive search business, results of operations and financial condition.

    WE ARE DEPENDENT ON KEY PERSONNEL. Our continued success will depend to a significant extent upon our senior management, including Andrew J. McKelvey, our Chairman of the Board and CEO. The loss of the services of one or more key employees could have a material adverse effect on our business, financial condition or operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition or operating results. In the event of the loss of any such employee we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

    WE ARE CONTROLLED BY ONE STOCKHOLDER. Andrew J. McKelvey, as of March 22, 1999, beneficially owned all of the outstanding TMP Class B Common Stock and 10,945,004 shares of our Common Stock which together represent approximately 60.9% of the combined voting power of all classes of voting stock. Mr. McKelvey is, therefore, able to direct the election of all of the members of our Board of Directors and exercise a controlling influence over the business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional Common Stock or other equity securities and the payment of dividends with respect to the Common Stock. Similarly, Mr. McKelvey has the power to determine matters submitted to a vote of the Company's stockholders without the consent of our other stockholders and has the power to prevent a change of control of the Company.

    ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. Our Board of Directors has the authority to issue up to 800,000 shares of undesignated preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by our stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. We have no current plans to issue shares of preferred stock. Further, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay, prevent or make more difficult a merger, tender offer or proxy content involving us. Among other things, these provisions specify advance notice requirements for stockholder proposals and director nominations.

    FOREIGN OPERATIONS AND RELATED RISKS. We conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the year ended December 31, 1998, approximately 38% of our commissions and fees were earned outside of the U.S. and collected in local currency. Giving pro forma effect to the merger with M&B, approximately 60% of our revenue would have been earned outside the U.S. for the year ended December 31, 1998. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    We are also subject to taxation in foreign jurisdictions. In addition, transactions between us and our foreign subsidiaries may be subject to U.S. and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the U.S., and are subject to periodic change. The extent, if any, to which we will receive credit in the U.S. for taxes paid in foreign jurisdictions will depend upon the application of limitations set forth in the Code, as well as the provisions of any tax treaties which may exist between the U.S. and such foreign jurisdictions.

    POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as our announcements of variations in our quarterly financial results and fluctuations in advertising commissions and fees, including the percentage of our commissions and fees derived from Internet-based services and products could cause the market price of our Common Stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our Common Stock could fluctuate for reasons unrelated to our operating performance.

    GOVERNMENT REGULATION. As an advertising agency which creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the U.S. Federal Trade Commission Act (the "FTC Act") which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies such as TMP are subject to liability under the FTC Act if the agency actively participates in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising created by us was found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us.

    Further, we cannot assure you that other current or new government laws and regulations, or the application of existing laws and regulations will not subject us to significant liabilities, significantly dampen growth in Internet usage, prevent us from offering certain Internet content or services or otherwise cause a material adverse effect on our business, financial condition or operating results.

    NO DIVIDENDS. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying dividends on our stock in the foreseeable future. Payment of dividends on our stock is also restricted by our financing agreement.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Andrew J. McKelvey........................          64   Chairman of the Board, CEO and Director
Thomas G. Collison........................          59   Vice Chairman and Secretary
James J. Treacy...........................          41   Chief Operating Officer, Executive Vice President and Director
Paul M. Camara............................          51   Executive Vice President--Creative/Sales/Marketing
Jeffrey C. Taylor.........................          38   Executive Vice President--Interactive
George R. Eisele..........................          62   Executive Vice President of TMP Worldwide Direct and Director
Karen L. MacPherson.......................          44   Executive Vice President--Recruitment Division
Stuart J. McKelvey........................          32   Senior Vice President--Yellow Page Division
Roxane Previty............................          39   Chief Financial Officer
Myron F. Olesnyckyj.......................          37   Vice President--General Counsel

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

    James J. Treacy joined the Company in June 1994 as chief executive officer of the recruitment division. In April 1996, Mr. Treacy was named Executive Vice President--Finance and Strategy. In February 1998, Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. In September, 1998, Mr. Treacy was named a director. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of The Ogilvy Group Inc. Mr. Treacy received a B.B.A. from Siena College and an M.B.A. from St. John's University.

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

ITEM 2. PROPERTIES

    Substantially all of our offices are located in leased premises.

    Our principal office is located at 1633 Broadway, New York, New York, where we occupy approximately 44,000 square feet of space under a lease expiring in June 2004. Monthly payments under the lease currently are approximately $108,000 and escalate during the term of the lease.

    We also have leases covering local offices throughout the United States and in the foreign countries where we have operations.

    All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings that are incidental to the conduct of our business. We are not involved in any pending or threatened legal proceedings which we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

    On February 19, 1998, a class action complaint was filed against the Company by five former employees. The claims brought by the plaintiffs in the complaint are that the Company (a) misclassified the named plaintiffs and purported class members as exempt from the overtime requirements of California wage and hour law and failed to pay them overtime wages, (b) failed to pay accrued but unused vacation days at the time of termination, and (c) failed to pay accrued but unused personal days at the time of termination. Since the time of filing, one of the named plaintiffs and the second cause of action for failure to pay accrued but unused vacation and personal days have been dismissed with prejudice. In addition, although the plaintiffs purport to represent a class of 450 former and current employees who are similarly situated, discovery has indicated the purported class to include closer to 100 members. The Company intends to continue to vigorously defend the overtime claim and continues to deny all allegations as it did in its answer to the complaint filed on March 18, 1998. Management presently believes that the disposition of these claims will not have a material adverse effect on the Company's financial position, operations or liquidity.

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

YEAR ENDED DECEMBER 31, 1998                                                                       HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................................  $   32.62  $   21.62
Second Quarter.................................................................................  $   34.88  $   24.75
Third Quarter..................................................................................  $   39.19  $   27.88
Fourth Quarter.................................................................................  $   42.00  $   20.50

YEAR ENDED DECEMBER 31, 1997                                                                       HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................................  $   22.00  $   12.88
Second Quarter.................................................................................  $   24.25  $   17.00
Third Quarter..................................................................................  $   25.63  $   19.00
Fourth Quarter.................................................................................  $   28.75  $   15.00

YEAR ENDED DECEMBER 31, 1996                                                                       HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (Commencing December 12, 1996)..................................................  $   14.25  $   12.50

    The number of stockholders of record of Common Stock on March 22, 1999 was
498. On March 22, 1999, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $63.50.

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

ISSUANCE OF UNREGISTERED SECURITIES

    On April 28, 1998, the Company issued to each of Herbert Fossler and Rosita Fossler, 26,994 shares of the Company's Common Stock pursuant to Regulation S promulgated under the Securities Act of 1933 ("Regulation S"). Such issuance constitutes a portion of the total purchase price which the Company paid for all the outstanding securities of Fossler & Partner, M-Page and ConServe.

    On November 2, 1998, the Company issued 309,702 unregistered shares of the Company's Common Stock to the stockholders of SunQuest, LLC d/b/a The SMART Group as consideration for the Company's acquisition of The SMART Group.

    On December 2, 1998, the Company issued an aggregate of 246,606 shares of the Company's Common Stock to Peter W. Evans and Suzanne Evans pursuant to Regulation S. Such issuance constituted the total purchase price which the Company paid for all of the outstanding securities of TCG.

    On December 17, 1998, the Company issued 53,728 shares of the Company's Common Stock to Klaus Schmah pursuant to Regulation S. Such issuance constituted a portion of the total purchase price which the Company paid for all of the outstanding securities of Bonde & Schmah Media GmbH, a/k/a Bonde & Schmah Human Resources Services GmbH.

    On December 18, 1998, the Company issued 84,612 shares of the Company's Common Stock to Joachim Staude pursuant to Regulation S. Such issuance constituted a portion of the total purchase price which the Company paid for all of the outstanding securities of PMM Management Consultants GmbH.

ITEM 6. SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                               1998        1997        1996        1995        1994
                                                            ----------  ----------  ----------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Commissions and fees......................................  $  406,769  $  319,535  $  227,695  $  186,745  $  143,152
Operating expenses:
  Salaries and related costs..............................     223,773     179,370     126,464     102,078      86,727
  Office and general......................................     126,835     102,547      75,078      57,976      41,680
  Merger costs............................................      21,526          --          --          --          --
  Amortization of intangibles.............................       8,922       6,284       4,440       3,237       3,264
  Special compensation and CEO bonus(1)...................       1,250       1,500      52,019          --          --
Total operating expenses..................................     382,306     289,701     258,001     163,291     131,671
Operating income (loss)...................................      24,463      29,834     (30,306)     23,454      11,481
Other income (expense):
  Interest expense, net(2):...............................     (10,415)     (8,687)    (14,132)    (10,615)     (8,824)
  Other, net..............................................        (926)       (202)       (683)     (1,054)     (1,674)
Income (loss) before provision for income taxes, minority
  interests and equity in earnings (losses) of
  affiliates..............................................      13,122      20,945     (45,121)     11,785         983
Provision for income taxes................................       8,476       9,969       4,183       5,240         716
Net income (loss) applicable to common and Class B common
  stockholders............................................       4,250      10,677     (49,834)      5,621        (245)
Net income (loss) per common and Class B common share:
  Basic...................................................  $      .14  $      .38  $    (2.17) $      .25  $     (.01)
  Diluted.................................................  $      .14  $      .38  $    (2.17) $      .24  $     (.01)
Weighted average shares outstanding:
  Basic...................................................      29,834      27,884      22,940      22,706      22,706
  Diluted.................................................      30,673      28,376      22,940      23,157      22,706

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                            1998          1997         1996        1995        1994
                                                        ------------  ------------  ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES AND OFFICES)
OTHER DATA:
Gross Billings:
  Recruitment advertising.............................  $    794,234  $    604,420  $  342,379  $  195,178  $   78,142
  Yellow page advertising.............................       485,205       469,342     443,594     435,283     367,599
  Search & selection..................................        92,604        76,533      53,353      53,953      49,258
  Internet(3).........................................        54,269        19,640       6,659         392          --
                                                        ------------  ------------  ----------  ----------  ----------
Total Gross Billings..................................  $  1,426,312  $  1,169,935  $  845,985  $  684,806  $  494,999
                                                        ------------  ------------  ----------  ----------  ----------
                                                        ------------  ------------  ----------  ----------  ----------
Total operating expenses as a percentage of
  commissions and fees................................          94.0%         90.7%      113.3%       87.4%       92.0%
Number of employees...................................         4,108         3,813       2,389       1,759       1,483
Number of offices.....................................           178           152         107          78          56

                                                                                 DECEMBER 31,
                                                        --------------------------------------------------------------
                                                            1998          1997         1996        1995        1994
                                                        ------------  ------------  ----------  ----------  ----------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets........................................  $    343,356  $    325,784  $  248,580  $  212,776  $  163,235
Current liabilities...................................       359,517       318,918     255,868     213,523     170,355
Total assets..........................................       608,059       542,675     373,642     295,926     230,915
Long-term liabilities.................................       125,214       118,513      71,916      89,309      72,836
Minority interests....................................            --            --       3,082       3,105       3,153
Redeemable preferred stock............................            --            --       2,000       2,000       2,000
Total stockholders' equity (deficit)..................       123,328       105,244      40,776     (12,011)    (17,429)

------------------------

(1) Special compensation consists of a non-cash, non-recurring charge of approximately $52.0 million for special management compensation in 1996 resulting from the issuance of approximately 3.6 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the Company and, accordingly, were not considered to have made substantive investments for their minority shares. The CEO bonus for the year ended December 31, 1997 and the Year Ended December 31, 1998 consist of a mandatory bonus of $375 thousand per quarter payable to Andrew J. McKelvey, the Company's CEO and Principal Stockholder, as provided for in the Principal Stockholder's then existing employment agreement. Receipt of these bonus amounts was permanently waived by the Principal Stockholder, and accordingly, since they were not paid, are also accounted for as a contribution to Additional Paid-in Capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996" and Note 14(B) to the Company's Consolidated Financial Statements included elsewhere herein.

(2) Interest expense for 1996 includes a $2.6 million non-cash, non-recurring charge to reflect the exercise of a warrant issued in connection with the Company's financing agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The year ended December 31, 1997 compared to the year ended December 31, 1996" and Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

(3) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. (Please see "Business Risk Factors" for more information).

OVERVIEW

    A substantial part of our growth has been achieved through acquisitions. For the period January 1, 1998 through December 31, 1998, the Company completed 19 acquisitions of which six, Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group, and The Consulting Group (International) Limited ("TCG"), (the "Pooled Companies") are being accounted for as poolings of interests. Approximately 3.6 million shares of our common stock were issued in exchange for all of the outstanding common stock of the Pooled Companies (the "1998 Mergers") and our consolidated financial statements have been retroactively restated to reflect the consummation of the 1998 Mergers and, as a result, the financial position, results of operations and cash flows are presented as if the Pooled Companies had been consolidated for all periods presented. In addition, for the period January 1, 1996 through December 31, 1998, we completed 39 acquisitions, which were accounted for using the purchase method, with estimated annual gross billings of approximately $582 million. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

    Gross billings refer to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services and fees earned for search and selection and related services and revenue from temporary contracting services. While gross billings are not included in our consolidated financial statements, the trends in gross billings directly impact the total revenue earned. For recruitment and yellow page advertising, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. Publishers typically bill us for the advertising purchased by clients and we in turn bill our clients for this amount. Generally, the payment terms with yellow page clients require payment to us prior to the date payment is due to publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    We design and execute yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1998, 1997 and 1996 were $0.9 million, $2.0 million and $3.5 million, respectively. For recruitment advertising placements in the U.S., publisher commissions average 15% of recruitment advertising gross billings. We also earn fees from value-added services such as design, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. Based on our consolidated results for the years ended December 31, 1998, 1997 and 1996, 60%, 59%, and 52%, respectively, of our recruitment commission fees were attributable to clients outside the U.S. We also earn fees for recruitment advertisements and related services on our career oriented Web sites on the Internet.

    Through our search & selection services, we identify and screen candidates for hiring by clients based on criteria established by such clients. We entered this business by acquiring in 1998, JSK, the 12th largest executive search firm in the U.S. according to Kennedy Publications, an official ranking service for the search industry, TASA, an international executive search firm, both of which were recorded as poolings of interest, and five regional European firms, including, TCG, which acquisition was recorded as a pooling of interests.

    Primarily as a result of acquisitions which are included in the financial statements using the purchase method of accounting from their respective dates of acquisitions made from January 1, 1996 through December 31, 1998, our total revenue increased from $227.7 million in 1996 to $406.8 million in 1998. We are continuously monitoring the marketplace for opportunities to expand our presence in both yellow page and recruitment advertising, which include Internet-related opportunities, and intend to continue our acquisition strategy to supplement our internal growth and the expansion of our Internet business.

    Our operating expenses have increased significantly since 1996 primarily as a result of acquisitions and hiring to support gross billings growth and expansion of our Internet business.

    Salaries and related costs increased $97.3 million to $223.8 million for the year ended December 31, 1998 from $126.5 million for the year ended December 31, 1996, a 76.9% increase, supporting a $580.3 million or a 68.6% increase in gross billings over the same period. When measured as a percent of billings, salaries and related costs for the year ended December 31, 1998 were 15.7%, up slightly from 14.9% for the comparable 1996 period. Salaries and related costs include total payroll and associated benefits as well as payroll taxes, sales commissions, recruitment fees and training costs.

    Office and general expenses increased $51.7 million to $126.8 million for the year ended December 31, 1998 from $75.1 million for the year ended December 31, 1996, a 68.9% increase, primarily due to increased costs needed to support the increased gross billings and the expansion of recruitment offices through acquisitions in the U.S. and foreign markets and marketing costs to promote the growth of our Internet business. When measured as a percent of gross billings, office and general costs for the year ended December 31, 1998 were 8.9%, flat from 8.9% for the comparable 1996 period. This cost category includes expenses for office operations, business promotion, market research, advertising, professional fees and fees paid to our primary lending institution for its services in the processing and collection of payments for accounts receivable.

    Amortization of intangibles includes amortization of acquisition related charges, including the costs in excess of fair market value of net assets of businesses acquired and capitalized costs for non-compete arrangements with the principals of acquired companies. This acquisition related amortization was $8.9 million, $6.3 million and $4.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    The CEO bonus for the years ended December 31, 1998 and 1997 of $1.3 and $1.5 million reflects a non-cash charge, recorded in compliance with Staff Accounting Bulletin No. 79 ("SAB 79"), for a bonus mandated by the Principal Stockholder's employment contract, even though such bonus was irrevocably waived. The contractual obligation to pay such bonus was eliminated as of November 1998. Special compensation for the year ended December 31, 1996, reflects a non-cash, non-recurring charge of approximately $52.0 million resulting from the issuance of approximately 3.6 million shares of our common stock to stockholders of our predecessor companies in exchange for their shares in those companies. This charge was incurred because these stockholders had received such shares for nominal or no consideration as employees or as management of such companies and, accordingly, were not considered to have made substantive investments for their shares.

    Net interest expense includes interest: (i) on loans made by our primary lender under our financing agreement with such lender, (ii) to certain vendors,
(iii) on capitalized lease obligations, (iv) on net amounts payable to the holders of seller financed notes and (v) on a term loan related to the purchase of certain transportation equipment. In addition, 1996 net interest expense includes a non-recurring charge of approximately $2.6 million to reflect, upon exercise of the warrant issued in connection with our financing agreement, the difference between the value of the stock issued at the initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings and our EBITDA.

                                                                                YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                             1998          1997         1996
                                                                         ------------  ------------  ----------
                                                                                     (IN THOUSANDS)
GROSS BILLINGS:
Recruitment advertising................................................  $    794,234  $    604,420  $  342,379
Yellow page advertising................................................       485,205       469,342     443,594
Search & selection.....................................................        92,604        76,533      53,353
Internet(1)............................................................        54,269        19,640       6,659
                                                                         ------------  ------------  ----------
Total..................................................................  $  1,426,312  $  1,169,935  $  845,985
                                                                         ------------  ------------  ----------
                                                                         ------------  ------------  ----------

COMMISSIONS AND FEES:
Recruitment advertising................................................  $    167,234  $    127,211  $   71,741
Yellow page advertising................................................        99,384        98,007      95,942
Search & selection.....................................................        91,635        75,716      53,353
Internet(1)............................................................        48,516        18,601       6,659
                                                                         ------------  ------------  ----------
Total..................................................................  $    406,769  $    319,535  $  227,695
                                                                         ------------  ------------  ----------
                                                                         ------------  ------------  ----------

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Recruitment advertising................................................         21.1%         21.0%       21.0%
Yellow page advertising................................................         20.5%         20.9%       21.6%
Search & selection.....................................................         99.0%         98.9%      100.0%
Internet(1)............................................................         89.4%         94.7%      100.0%
Total..................................................................         28.5%         27.3%       26.9%

EBITDA(2)..............................................................  $     48,936  $     44,667  $  (21,328)
Cash provided by operating activities..................................  $     59,040  $     20,651  $   11,689
Cash used in investing activities......................................  $    (45,850) $    (76,060) $  (31,071)
Cash provided by (used in) financing activities........................  $     (1,682) $     58,478  $   18,772

------------------------

(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet.

(2) Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures which determines our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA for the indicated periods is calculated as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
EBITDA CALCULATION                                                             1998       1997        1996
---------------------------------------------------------------------------  ---------  ---------  ----------
                                                                                      (IN THOUSANDS)
Net income (loss)..........................................................  $   4,250  $  10,800  $  (49,624)
  Interest, net............................................................     10,415      8,687      14,132
  Income tax expense.......................................................      8,476      9,969       4,183
  Depreciation and amortization............................................     25,795     15,211       9,981
                                                                             ---------  ---------  ----------
EBITDA.....................................................................  $  48,936  $  44,667  $  (21,328)
                                                                             ---------  ---------  ----------
                                                                             ---------  ---------  ----------

THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Gross billings for the year ended December 31, 1998 were $1,426.3 million, a net increase of $256.4 million or 21.9% from $1,169.9 million for the year ended December 31, 1997. This increase in gross billings resulted primarily from acquisitions in recruitment advertising. Commissions and fees for the year ended December 31, 1998 were $406.8 million, an increase of $87.3 million or 27.3% from $319.5 million for the year ended December 31, 1997. Recruitment commissions and fees were $167.2 million for the year ended December 31, 1998 compared with $127.2 million for the year ended December 31, 1997, an increase of $40.0 million or 31.5%. This increase was primarily due to acquisitions which contributed approximately $38.6 million and approximately $4.1 million from increased client spending and new clients, partially offset by client losses and a decrease from foreign currency exchange fluctuations with a negative effect of approximately $2.9 million. Yellow page commissions and fees were $99.4 million for the year ended December 31, 1998 compared with $98.0 million for the year ended December 31, 1997, an increase of 1.4% or $1.4 million. All of the increase was due to acquisitions. Search & selection fees were $91.6 million compared with $75.7 million for the year ended December 31, 1997, an increase of $15.9 million or 21.0%, due primarily to increased business from existing clients and new clients in executive search. Internet commissions and fees increased 160.8% or $29.9 million to $48.5 million for the year ended December 31, 1998 from $18.6 million for the year ended December 31, 1997 due to an increasing acceptance of our Internet products from existing and new clients, the benefits of "co-branding" marketing efforts with other Internet content providers and increased sales and marketing activities.

    Operating expenses for the year ended December 31, 1998 were $382.3 million, compared with $289.7 million for the same period in 1997. The increase of $92.6 million or 32.0% reflects acquisition activity, including $21.5 million for merger costs, and costs related to the internal growth of our businesses.

    Six of the acquisitions completed by us in the year ended December 31, 1998, are being accounted for as poolings-of-interests. (See Notes 1 and 5 to the Company's Consolidated Financial Statements included elsewhere herein.) In connection with these six acquisitions, we expensed merger related costs of $21.5 million for the year ended December 31, 1998, consisting of (1) $11.9 million of non-cash employee stay bonuses, which included (a) $3.6 million for the amortization of a $6.0 million charge being expensed over the eighteen months from April 1, 1998 to September 30, 1999 for TMP shares set aside for key personnel of JSK and TCG who must remain employees for a full year in order to earn such shares and (b) $8.3 million for TMP shares to key personnel of TASA and Stackig as employee stay bonuses, (2) $1.5 million of stay bonuses paid as cash to key personnel of the Pooled Companies and (3) $8.1 million of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $15.8 million or $.51 per diluted share.

    Salaries and related costs for the year ended December 31, 1998 were $223.8 million, a $44.4 million or 24.8% increase over the $179.4 million for the year ended December 31, 1997, due primarily to acquisitions and growth in search & selection fees. The ratio of salaries and related costs for the year ended December 31, 1998 to commissions and fees was 55.0% compared with 56.1% ratio for the year ended December 31, 1997, due primarily to higher Internet commissions and fees.

    Office and general costs were $126.8 million for the year ended December 31, 1998, a $24.3 million or 23.7% increase over the $102.5 million for the year ended December 31, 1997, due primarily to acquisitions and expenditures to grow our Internet business. However, office and general expenses as a percentage of commissions and fees declined to 31.2% for the year ended December 31, 1998 from 32.1% in the prior year period, due primarily to higher Internet commissions and fees.

    Amortization of intangibles was $8.9 million for the year ended December 31, 1998 compared to $6.3 million for the year ended December 31, 1997. The increase is due to our continued growth through acquisitions. As a percentage of commissions and fees, amortization of intangibles was 2.2% and 2.0% for the years ended December 31, 1998 and 1997, respectively.

    As a result of the above, operating income for the year ended December 31, 1998 decreased $5.4 million or 18.0% to $24.5 million from $29.8 million for the comparable period last year.

    Net interest expense for the year ended December 31, 1998 was $10.4 million, an increase of $1.7 million or 19.9% over the $8.7 million for the comparable period in 1997, reflecting a net increase in debt resulting from acquisitions and capital expenditures.

    Taxes on income for the year ended December 31, 1998 were $8.5 million on a pretax profit of $13.1 million, for an effective tax rate of 64.6%. This compares with taxes of $10.0 million for the same period last year on a pretax profit of $20.9 million, for an effective tax rate of 47.6%. The higher effective tax rate primarily reflects the non-deductibility of certain costs associated with the acquisitions of the Pooled Companies.

    For the year ended December 31, 1998, equity in losses of affiliates was $396,000, reflecting losses at our minority owned real estate advertising affiliate, as compared with a $33,000 loss for the same period in 1997. Minority interests in consolidated earnings for the year ended December 31, 1997 were $143,000 and preferred dividends for the year ended December 31, 1997 were $123,000. There were no such items in 1998 because the underlying instruments were redeemed in 1997.

    As a result of all of the above, net income available to common and Class B common stockholders for the year ended December 31, 1998 was $4.3 million, a decrease of $6.4 million or 60.2% over the $10.7 million for the year ended December 31, 1997. Per diluted share, earnings for the year ended December 31, 1998 was $.14, a decrease of $.24 or 63.2% over $.38 for the year ended December 31, 1997.

THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    Gross billings for the year ended December 31, 1997 were $1.2 billion, a $324.0 million or 38.3% increase when compared to gross billings for the year ended December 31, 1996. The growth is primarily due to acquisitions in recruitment advertising, rate increases in yellow page advertising and increased clients and higher client spending for search & selection and Internet. Commissions and fees increased to $319.5 million for the year ended December 31, 1997 from $227.7 million for the year ended December 31, 1996, an increase of 40.3%. This reflects increases, as compared to the prior year period, in commissions and fees for (a) recruitment advertising of $55.5 million or 77.3%,
(b) search & selection of $22.4 million or 41.9%, (c) yellow page advertising of $2.1 million or 2.2% and (d) Internet of $11.9 million or 179.3%. A substantial portion of the increase in commissions and fees derived from recruitment advertising was due to acquisitions, including $9.2 million from Austin Knight, acquired August 1997, and the remainder was due to higher client spending and new clients. The increase in commissions and fees for search & selection was due primarily to increased client spending in the United States. The increase in commissions and fees derived from yellow page advertising was due primarily to increased rates by the yellow page publishers and an acquisition offset by lower publisher incentives and the full year effect of accounts lost and resigned in 1996. Fees derived from Internet were generated from placements of Internet advertising. The Internet revenue increase reflects the continued customer acceptance of our Internet products both from our existing clients as well as new clients and price increases on certain products.

    Salaries and related costs increased $52.9 million or 41.8% to $179.4 million for the year ended December 31, 1997. As a percent of commissions and fees, salaries and related costs increased to 56.1% for the year ended December 31, 1997 from 55.5% for the year ended December 31, 1996. This increase was primarily due to additional staff required to service increased recruitment advertising billings, increased sales staffing for Internet, and generally higher salary and related costs as a percentage of commissions and fees for search & selection operations, which increased 41.9% as stated above.

    Office and general expenses increased $27.5 million to $102.5 million for the year ended December 31, 1997. As a percent of commissions and fees, office and general expenses decreased to 32.1% for the year ended December 31, 1997 from 33.0% for the year ended December 31, 1996. This decrease was primarily due to consolidation of offices, which slowed the growth of office related expenses, increased growth in recruitment advertising commissions and fees combined with the relatively fixed nature of some of these expenses and generally lower office and general expenses as a percentage of commissions and fees for search & selection operations.

    Amortization of intangibles was $6.3 million for the year ended December 31, 1997 compared to $4.4 million for the year ended December 31, 1996. The increase is due to our continued growth through acquisitions. As a percentage of commissions and fees, amortization of intangibles was 2.0% for both the years ended December 31, 1997 and 1996.

    For 1996, special compensation of $52.0 million consists of a non-cash, non-recurring charge that reflects the value of shares issued in connection with the acquisition of the minority interests in our predecessors because the stockholders had received such shares for nominal or no consideration and, accordingly, were not considered to have made a substantive investment for their shares. The value of such shares was based on the per share initial public offering price of $14.00 for the our Common Stock.

    Operating income increased $60.1 million to $29.8 million for the year ended December 31, 1997 as compared with an operating loss of $(30.3) million for the year ended December 31, 1996. The increase was primarily due to the 1996 non-recurring special compensation charge and increased recruitment advertising commissions and fees and Internet billings. As a percent of commissions and fees, operating income was 9.3% for the year ended December 31, 1997 as compared to a loss of 13.3% for the year ended December 31, 1996. The lower percent for 1996 was primarily due to the 1996 non-recurring special compensation charge, expenses related to the introduction of its Internet business, and costs in connection with the consolidation of the recruitment advertising acquisitions.

    Net interest expense decreased $5.4 million to $8.7 million for the year ended December 31, 1997 as compared to $14.1 million for the year ended December 31, 1996. This decrease in interest expense is due primarily to the repayment of a portion of the debt with the net cash proceeds of our initial public and secondary offerings. In addition, in 1996 there was a $2.6 million non-cash, non-recurring charge to reflect, upon exercise of a warrant issued in connection with our financing agreement, the value of the stock issued at our initial public offering price of $14.00 per share and the value recorded for the warrant when it was originally issued. Our effective interest rate was 10.4% for the year ended December 31, 1997 compared with 13.9% for the year ended December 31, 1996.

    Taxes on income increased $5.8 million to $10.0 million for the year ended December 31, 1997 from $4.2 million for the year ended December 31, 1996 primarily due to higher pre-tax income. The effective tax rate for the year ended December 31, 1997 was 47.6% compared with (9.3)% for the year ended December 31, 1996. The effective tax rate for 1997 is higher than the U.S. Federal statutory rate of 34.0% primarily due to nondeductible expenses of approximately $2.9 million and state taxes of $1.1 million. The effective tax rate for 1996 reflects nondeductible special compensation of $52.0 million and interest expense of $2.6 million, as described above, nondeductible expenses of approximately $1.7 million and state taxes of $.4 million as well as our inability to offset profits at certain subsidiaries with losses incurred by others.

    The net income applicable to common and Class B common stockholders was $10.7 million for the year ended December 31, 1997, or $.38 per diluted share, compared with a net loss of $49.8 million, or $(2.17) per diluted share, for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions, (ii) working capital, (iii) capital expenditures and (iv) advertising and development of our Internet business. Our working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through funds provided by operating activities, equity offerings in 1997 and 1996, long-term borrowings in 1997 and 1996, capital leases and vendor financing in 1996. In December 1996, the Company completed the initial public offering of an aggregate of 4,147,408 shares of Common Stock at a purchase price of $14.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In the initial public offering, certain stockholders sold an additional aggregate of 652,592 shares of Common Stock. Our net proceeds from the initial public offering of $50.8 million were used to repay debt and, in early 1997, to repay accounts payable and to redeem preferred stock. In September 1997, we completed the second public offering of an aggregate of 2,400,000 shares of Common Stock at a purchase price of $23.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., BT Alex. Brown Incorporated, Montgomery Securities and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 1,600,000 shares of Common Stock in such offering. Our net proceeds from this offering of $63.4 million, including net repayment of borrowings of $12.2 million to us by certain stockholders, were used to repay debt.

    Net cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 was $59.0 million, $20.7 million and $11.7 million, respectively. The increase in cash from operating activities for 1998 over 1997 was primarily due to an increase in accounts payable, a $10.5 million increase in depreciation and amortization costs and utilization of our common stock to pay bonuses partially offset by decreases in net income and deferred income taxes and increases in accounts receivable and work-in-process. In addition, in 1998 we paid approximately $10.6 million for restructuring. Such amount was applied against a reserve set up during 1997 in connection with acquisitions accounted for using the purchase method. This restructuring reserve totaled $16.8 million as of December 31, 1997, was increased by $10.0 million during 1998, with a corresponding increase to intangible assets, and reduced by the payments of $10.6 million leaving a restructuring reserve at December 31, 1998 of $16.2 million. (See Note 5 to the Company's Consolidated Financial Statements included elsewhere herein.)

    Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 was $45.9 million, $76.1 million and $31.1 million, respectively. During 1997, with funds received from their sale of shares included with our second public offering, our principal stockholder and certain shareholders repaid, net of amounts borrowed, $12.2 million to us. Payments for purchases of business acquisitions decreased by $42.7 million from 1997 to 1998 as we acquired more businesses through poolings. Capital expenditures, primarily for computer equipment and furniture and fixtures were $21.7 million, $20.6 million and $8.9 million for the years ended December 31, 1998, 1997 and 1996. In addition, in 1997, we acquired certain transportation equipment and made capital improvements for a total of $6.8 million, replacing the transportation equipment sold during 1996 for $6.1 million and simultaneously entered into a $7.8 million financing agreement to fund the purchase and provide additional operating funds. In December 1996, we sold certain transportation equipment for $6.1 million receiving a note for $2.7 million and retained $1.2 million in cash, after payment of related debt. We estimate that expenditures for computer equipment and software, furniture and fixtures and leasehold improvement will be approximately $25.0 million for 1999.

    EBITDA increased $4.2 million to $48.9 million for the year ended December 31, 1998 from $44.7 million for the year ended December 31, 1997. As a percent of commissions and fees EBITDA decreased to 12.0% for the year ended December 31, 1998 as compared to 14.0% for the year ended December 31, 1997. The decrease resulted primarily from the $17.9 million charge for merger costs ($21.5 million less $3.6 million in amortization of deferred compensation), which was 4.4% of total revenue for the year ended December 31, 1998. For the year ended December 31, 1997 EBITDA increased $66.0 million to $44.7 million from $(21.3) million for the year ended December 31, 1996, and as a percent of total revenue increased to 14.0% for the year ended December 31, 1997 as compared to (9.4)% for the year ended December 31, 1996 due to a higher operating profit.

    Our financing activities include equity offerings, borrowings and repayments under our financing agreement and payments on (i) installment notes, principally to finance acquisitions, and (ii) capital leases. In the fourth quarter of 1996, we completed our initial public offering of 4,147,408 shares of Common Stock for net proceeds of $50.8 million and in the third quarter of 1997, we completed our second public offering of 2,400,000 shares of Common Stock for net proceeds of $51.2 million. With a portion of the proceeds received from our initial public offering in January 1997, we redeemed all of the shares of the cumulative preferred stock issued by a subsidiary, reported as a minority interest, and our previously issued preferred stock for approximately $3.1 million and $2.1 million, respectively. Such redemptions included approximately $100,000 each of premiums. Our financing activities used net cash of $(1.7) million and provided net cash of $58.5 million and $18.8 million in 1998, 1997 and 1996, respectively. In November, 1998 and 1997 we amended our financing agreement with our primary lender to provide for borrowings up to $175 million under a revolving credit facility. Such facility has been used to finance our acquisitions and for working capital requirements. As of December 31, 1998, there was $97.7 million outstanding under such facility. As of December 31, 1998 there was approximately $77.3 million available under such facility. Our current interest rate under the agreement is LIBOR plus 87.5 basis points. In addition, we have secured lines of credit aggregating $12.7 million for our operations in Australia, France, Belgium and the Netherlands of which approximately $7.7 million was unused at December 31, 1998. We believe we will be able to fund our short-term cash needs through funds from operations, our credit facilities in the United States, the United Kingdom, Canada and Australia and, to a lesser extent, equipment leases. The borrowings are secured by a lien on substantially all of our assets. In addition, the financing agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long term debt, are generally payable over five years and totaled $8.0 million at December 31, 1998.

    We intend to continue our acquisition strategy and promotion of our Internet activities through the use of operating profits, borrowings against our long-term debt facility and seller financed notes. We believe that our anticipated cash flow from operations, as well as the availability of funds under its existing financing agreements and the net proceeds of our recent secondary public offering and access to public equity and debt markets, will provide us with liquidity to meet our current forseeable cash needs for at least the next year. However, if we determine that conditions are favorable, we would consider additional corporate finance transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for

Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We do not expect the adoption of this standard to have a material effect on our capitalization policy.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

YEAR 2000 ISSUE

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

STATE OF READINESS

    We have developed a comprehensive plan to deal with the Year 2000 issue. The plan is an evolving document as we continue to acquire and integrate companies throughout 1999. The plan is intended to achieve three basic objectives: to ensure that core systems will operate reliably through the year 2000 and beyond; to ensure that each business unit follows a consistent approach and adheres to project deadlines; and to track the status of all Year 2000 efforts.

    Our Year 2000 task force is currently conducting an inventory of and developing testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems used, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. Our plan is to confirm this compliance by obtaining representations by these third parties that their products' are year 2000 compliant and through specific testing of these systems. Our plan is to complete this process prior to the end of the third quarter of 1999. Until such testing is completed and such vendors and providers are contacted, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

COSTS

    We expect to incur approximately $3.0 million, globally, during 1999 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of these costs relate to time spent by employees and consultants in making our systems Year 2000 compliant. Such costs, are not expected to have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS

    We are not currently aware of any Year 2000 compliance problems relating to our systems that would have a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix such problems. There can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

    We are heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to us could cause our members and visitors to consider seeking alternate providers or cause an unmanageable burden on our technical support, which in turn could materially and adversely affect our business, financial condition and results of operations.

    In addition, we cannot assure you that governmental agencies, utility companies, internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the internet or prevent users from accessing our Web sites which could have a material adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLAN

    As discussed above, we are engaged in an ongoing Year 2000 assessment and have not yet developed any contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

FLUCTUATIONS OF QUARTERLY RESULTS

    Our quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on our quarterly results. Our yellow page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. Our quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and our clients' employment needs have an overriding impact on our quarterly results in recruitment advertising. Moreover, our recruitment advertising acquisition activity has had more of an impact on our recently reported quarterly results than any other factor. (See Note 2 to the Company's Consolidated Financial Statements included elsewhere herein.)

    The following table sets forth summary quarterly unaudited financial information for the years ended December 31, 1998 and 1997. Amounts have been restated to reflect the effect of the retroactive restatement for business combinations completed in 1998, accounted for as poolings-of-interests, and the change in accounting for a waived bonus to the CEO/Principal Stockholder:

                                                                                    1998 QUARTERS
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  -------------

                                                                  (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Commissions and fees:
  Recruitment advertising.....................................   $    43.5    $    43.2     $    40.3      $    40.2
  Yellow page advertising.....................................        22.0         25.4          30.1           21.9
  Search & selection..........................................        22.0         23.8          22.7           23.1
  Internet....................................................         7.7         10.7          13.3           16.8
                                                                -----------  -----------       ------         ------
Total commissions and fees....................................   $    95.2    $   103.1     $   106.4      $   102.0
                                                                -----------  -----------       ------         ------
                                                                -----------  -----------       ------         ------
Operating income (loss).......................................   $     7.9    $     9.8     $     8.0      $    (1.2)
Net income (loss) applicable to common and Class B common
  stockholders................................................   $     3.1    $     3.5     $     3.0      $    (5.3)
Net income (loss) per common and Class B common share:
  Basic.......................................................   $    0.10    $    0.12     $    0.10      $   (0.18)
  Diluted.....................................................   $    0.10    $    0.11     $    0.10      $   (0.18)
Weighted average shares outstanding (in thousands):
  Basic.......................................................      29,747       29,798        29,820         29,862
  Diluted.....................................................      30,769       30,564        30,688         29,862

                                                                                    1997 QUARTERS
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  -------------

                                                                  (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Commissions and fees:
  Recruitment advertising.....................................   $    24.6    $    28.7     $    33.4      $    40.5
  Yellow page advertising.....................................        20.3         23.5          29.2           25.0
  Search & selection..........................................        15.1         18.4          20.2           22.0
  Internet....................................................         3.8          4.4           4.7            5.7
                                                                -----------  -----------       ------         ------
Total commissions and fees....................................   $    63.8    $    75.0     $    87.5      $    93.2
                                                                -----------  -----------       ------         ------
                                                                -----------  -----------       ------         ------
Operating income..............................................   $     6.5    $     7.1     $    10.6      $     5.6
Net income applicable to common and Class B common
  stockholders................................................   $     2.2    $     2.6     $     4.0      $     1.9
Net income per common and Class B common share:
  Basic.......................................................   $    0.08    $    0.10     $    0.14      $    0.06
  Diluted.....................................................   $    0.08    $    0.10     $    0.14      $    0.06
Weighted average shares outstanding (in thousands):
  Basic.......................................................      27,108       27,131        27,619         29,702
  Diluted.....................................................      27,403       27,636        28,174         30,212

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $97.7 million as of December 31, 1998. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the year ended December 31, 1998, approximately 38% of our commmissions and fees were earned outside of the U.S. and collected in local currency. Giving pro forma effect to the merger with M&B, approximately 60% of our revenue would have been earned outside the U.S. for the year ended December 31, 1998. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of TMP Worldwide Inc. and Subsidiaries are filed as part of this report.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                                                                           PAGE NO.
                                                                                                          -----------
Report of Independent Certified Public Accountants......................................................          33
Consolidated Financial Statements:
  Balance sheets as of December 31, 1998 and 1997.......................................................          34
  Statements of operations for the years ended December 31, 1998, 1997 and 1996.........................          35
  Statements of stockholders' equity (deficit) for the years ended December 31, 1998, 1997 and 1996.....          36
  Statements of comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996........          37
  Statements of cash flows for the years ended December 31, 1998, 1997 and 1996.........................          38
  Notes to consolidated financial statements............................................................       39-66
Report of Independent Certified Public Accountants......................................................          71

Schedule II--Valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996.....          72

    All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As described in Note 17, on January 28, 1999, the Company acquired all of the outstanding capital stock of Morgan & Banks Limited in a business combination to be accounted for as a pooling of interests. This transaction will require the retroactive restatement of the Company's financial statements to reflect the business combination as if the companies had always been together once the financial statements for the period in which the business combination occurred are issued. Accordingly, the accompanying consolidated financial statements will be restated to reflect the effect of this material business combination.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ BDO SEIDMAN, LLP

                                          BDO SEIDMAN, LLP

New York, New York
March 26, 1999

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   28,912  $   17,404
  Accounts receivable, net................................................................     274,557     278,496
  Work-in-process.........................................................................      18,309      15,623
  Prepaid and other.......................................................................      21,578      14,261
                                                                                            ----------  ----------
    Total current assets..................................................................     343,356     325,784
Property and equipment, net...............................................................      53,525      42,735
Deferred income taxes.....................................................................       6,701       5,195
Intangibles, net..........................................................................     194,612     161,302
Other assets..............................................................................       9,865       7,659
                                                                                            ----------  ----------
                                                                                            $  608,059  $  542,675
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $  249,434  $  218,374
  Accrued expenses and other current liabilities..........................................      62,801      53,192
  Accrued restructuring costs.............................................................      16,170      16,801
  Deferred revenue........................................................................      13,348       7,992
  Deferred income taxes...................................................................       7,959      10,809
  Current portion of long-term debt.......................................................       9,805      11,750
                                                                                            ----------  ----------
    Total current liabilities.............................................................     359,517     318,918
Long-term debt, less current portion......................................................     118,018     117,841
Other long-term liabilities...............................................................       7,196         672
                                                                                            ----------  ----------
    Total liabilities.....................................................................     484,731     437,431
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000 shares; issued and
    outstanding--none.....................................................................      --          --
  Common stock, $.001 par value, authorized 200,000,000 shares; issued and
    outstanding--27,632,246 and 16,136,790, shares, respectively..........................          28          16
  Class B common stock, $.001 par value, authorized 39,000,000 shares; issued and
    outstanding--2,381,000 and 13,587,541 shares, respectively............................           2          14
  Additional paid-in capital..............................................................     180,803     163,797
  Other comprehensive loss................................................................      (1,272)       (301)
  Deficit.................................................................................     (56,233)    (58,282)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     123,328     105,244
                                                                                            ----------  ----------
                                                                                            $  608,059  $  542,675
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
Commissions and fees............................................................  $ 406,769  $ 319,535  $ 227,695
                                                                                  ---------  ---------  ---------
Operating expenses:
  Salaries and related costs....................................................    223,773    179,370    126,464
  Office and general............................................................    126,835    102,547     75,078
  Merger costs..................................................................     21,526     --         --
  Amortization of intangibles...................................................      8,922      6,284      4,440
  Special compensation and CEO bonus............................................      1,250      1,500     52,019
                                                                                  ---------  ---------  ---------
      Total operating expenses..................................................    382,306    289,701    258,001
                                                                                  ---------  ---------  ---------
      Operating income (loss)...................................................     24,463     29,834    (30,306)
                                                                                  ---------  ---------  ---------
Other income (expense):
  Interest expense..............................................................    (13,669)   (11,362)   (14,805)
  Interest income...............................................................      3,254      2,675        673
  Other, net....................................................................       (926)      (202)      (683)
                                                                                  ---------  ---------  ---------
                                                                                    (11,341)    (8,889)   (14,815)
                                                                                  ---------  ---------  ---------
Income (loss) before provision for income taxes, minority interests and equity
  in earnings (losses) of affiliates............................................     13,122     20,945    (45,121)
Provision for income taxes......................................................      8,476      9,969      4,183
                                                                                  ---------  ---------  ---------
Income (loss) before minority interests and equity in earnings (losses) of
  affiliates....................................................................      4,646     10,976    (49,304)
Minority interests..............................................................     --            143        434
Equity in earnings (losses) of affiliates.......................................       (396)       (33)       114
                                                                                  ---------  ---------  ---------
Net income (loss)...............................................................      4,250     10,800    (49,624)
Preferred stock dividends.......................................................     --           (123)      (210)
                                                                                  ---------  ---------  ---------
Net income (loss) applicable to common and Class B common stockholders..........  $   4,250  $  10,677  $ (49,834)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Net income (loss) per common and Class B common share:
  Basic.........................................................................  $     .14  $     .38  $   (2.17)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
  Diluted.......................................................................  $     .14  $     .38  $   (2.17)
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.........................................................................     29,834     27,884     22,940
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
  Diluted.......................................................................     30,673     28,376     22,940
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                               CLASS B
                                                                                                                COMMON
                                                                                                                STOCK,
                                                                                          COMMON STOCK,       $.001 PAR
                                                                                         $.001 PAR VALUE        VALUE
                                                                                      ----------------------  ----------
                                                                                       SHARES      AMOUNT       SHARES
                                                                                      ---------  -----------  ----------
Balance, January 1, 1996............................................................  7,918,033   $       8   14,787,541
  Stock repurchase agreements.......................................................     --          --           --
  Issuance of common stock for purchase of minority interest in subsidiary..........    205,581      --           --
  Issuance of common stock as compensation..........................................    142,740      --           --
  Repurchase and cancellation of common stock.......................................   (481,284)     --           --
  Issuance of common stock..........................................................  4,147,408           4       --
  Issuance of common stock in connection with the exercise of options...............     85,354      --           --
  Issuance of common stock in connection with exercise of warrant...................    228,768      --           --
  Foreign currency translation adjustment...........................................     --          --           --
  Dividends on preferred stock......................................................     --          --           --
  Dividends declared by pooled companies............................................     --          --           --
  Special compensation..............................................................     --          --           --
  Net loss..........................................................................     --          --           --
                                                                                      ---------  -----------  ----------
Balance, December 31, 1996..........................................................  12,246,600         12   14,787,541
  Issuance of common stock in connection with the exercise of options...............     49,766      --           --
  Tax benefit of stock options exercised............................................     --          --           --
  Capital contribution from Principal Stockholder re: CEO bonus and other...........     --          --           --
  Issuance of common stock in connection with acquisitions..........................    135,028      --           --
  Issuance of common stock for purchase of an equity interest in a subsidiary.......     61,848      --           --
  Conversion of shares..............................................................  1,200,000           1   (1,200,000)
  Issuance of common stock..........................................................  2,400,000           3       --
  Issuance of common stock for matching contribution to 401(k) plan.................     43,548      --           --
  Foreign currency translation adjustment...........................................     --          --           --
  Dividend and redemption premium on preferred stock................................     --          --           --
  Dividends declared by pooled companies............................................     --          --           --
  Net income........................................................................     --          --           --
                                                                                      ---------  -----------  ----------
Balance, December 31, 1997..........................................................  16,136,790         16   13,587,541
  Issuance of common stock in connection with the exercise of options...............    126,462      --           --
  Tax benefit of stock options exercised............................................     --          --           --
  Issuance of common stock for purchases of interests in subsidiaries...............    200,753      --           --
  Issuance of options to outside sales persons for commissions......................     --          --           --
  Redemption of common stock........................................................   (287,352)     --           --
  Issuance of common stock for matching contribution to 401(k) plan.................     27,273      --           --
  Conversion of Class B common shares to common shares..............................  11,206,541         12   (11,206,541)
  Issuance of common stock for employee stay bonuses................................    221,779      --           --
  Foreign currency translation adjustment...........................................     --          --           --
  Capital contribution by Principal Stockholder re: CEO bonus.......................     --          --           --
  Dividends declared by pooled companies............................................     --          --           --
  Net income........................................................................     --          --           --
                                                                                      ---------  -----------  ----------
Balance, December 31, 1998..........................................................  27,632,246  $      28    2,381,000
                                                                                      ---------  -----------  ----------
                                                                                      ---------  -----------  ----------


                                                                                                   ADDITIONAL        OTHER
                                                                                                     PAID-IN     COMPREHENSIVE
                                                                                        AMOUNT       CAPITAL     INCOME (LOSS)
                                                                                      -----------  -----------  ---------------
Balance, January 1, 1996............................................................   $      15    $     685      $   1,717
  Stock repurchase agreements.......................................................      --            1,172         --
  Issuance of common stock for purchase of minority interest in subsidiary..........      --            1,727         --
  Issuance of common stock as compensation..........................................      --               20         --
  Repurchase and cancellation of common stock.......................................      --           (2,160)        --
  Issuance of common stock..........................................................      --           50,779         --
  Issuance of common stock in connection with the exercise of options...............      --              347         --
  Issuance of common stock in connection with exercise of warrant...................      --            2,603         --
  Foreign currency translation adjustment...........................................      --           --               (374)
  Dividends on preferred stock......................................................      --           --             --
  Dividends declared by pooled companies............................................      --           --             --
  Special compensation..............................................................      --           50,175         --
  Net loss..........................................................................      --           --             --
                                                                                      -----------  -----------       -------
Balance, December 31, 1996..........................................................          15      105,348          1,343
  Issuance of common stock in connection with the exercise of options...............      --              643         --
  Tax benefit of stock options exercised............................................      --              175         --
  Capital contribution from Principal Stockholder re: CEO bonus and other...........      --            1,775         --
  Issuance of common stock in connection with acquisitions..........................      --            3,136         --
  Issuance of common stock for purchase of an equity interest in a subsidiary.......      --            1,000         --
  Conversion of shares..............................................................          (1)      --             --
  Issuance of common stock..........................................................      --           51,165         --
  Issuance of common stock for matching contribution to 401(k) plan.................      --              555         --
  Foreign currency translation adjustment...........................................      --           --             (1,644)
  Dividend and redemption premium on preferred stock................................      --           --             --
  Dividends declared by pooled companies............................................      --           --             --
  Net income........................................................................      --           --             --
                                                                                      -----------  -----------       -------
Balance, December 31, 1997..........................................................          14      163,797           (301)
  Issuance of common stock in connection with the exercise of options...............      --            1,252         --
  Tax benefit of stock options exercised............................................      --              407         --
  Issuance of common stock for purchases of interests in subsidiaries...............      --            5,546         --
  Issuance of options to outside sales persons for commissions......................      --              280         --
  Redemption of common stock........................................................      --             (668)        --
  Issuance of common stock for matching contribution to 401(k) plan.................      --              627         --
  Conversion of Class B common shares to common shares..............................         (12)      --             --
  Issuance of common stock for employee stay bonuses................................      --            8,312         --
  Foreign currency translation adjustment...........................................      --           --               (971)
  Capital contribution by Principal Stockholder re: CEO bonus.......................      --            1,250         --
  Dividends declared by pooled companies............................................      --           --             --
  Net income........................................................................      --           --             --
                                                                                      -----------  -----------       -------
Balance, December 31, 1998..........................................................   $       2    $ 180,803      $  (1,272)
                                                                                      -----------  -----------       -------
                                                                                      -----------  -----------       -------


                                                                                                      TOTAL
                                                                                                  STOCKHOLDERS'
                                                                                                     EQUITY
                                                                                       DEFICIT      (DEFICIT)
                                                                                      ---------  ---------------
Balance, January 1, 1996............................................................  $ (14,436)    $ (12,011)
  Stock repurchase agreements.......................................................     --             1,172
  Issuance of common stock for purchase of minority interest in subsidiary..........     --             1,727
  Issuance of common stock as compensation..........................................     --                20
  Repurchase and cancellation of common stock.......................................     --            (2,160)
  Issuance of common stock..........................................................     --            50,783
  Issuance of common stock in connection with the exercise of options...............     --               347
  Issuance of common stock in connection with exercise of warrant...................     --             2,603
  Foreign currency translation adjustment...........................................     --              (374)
  Dividends on preferred stock......................................................       (210)         (210)
  Dividends declared by pooled companies............................................     (1,672)       (1,672)
  Special compensation..............................................................     --            50,175
  Net loss..........................................................................    (49,624)      (49,624)
                                                                                      ---------  ---------------
Balance, December 31, 1996..........................................................    (65,942)       40,776
  Issuance of common stock in connection with the exercise of options...............     --               643
  Tax benefit of stock options exercised............................................     --               175
  Capital contribution from Principal Stockholder re: CEO bonus and other...........     --             1,775
  Issuance of common stock in connection with acquisitions..........................     --             3,136
  Issuance of common stock for purchase of an equity interest in a subsidiary.......     --             1,000
  Conversion of shares..............................................................     --            --
  Issuance of common stock..........................................................     --            51,168
  Issuance of common stock for matching contribution to 401(k) plan.................     --               555
  Foreign currency translation adjustment...........................................     --            (1,644)
  Dividend and redemption premium on preferred stock................................       (123)         (123)
  Dividends declared by pooled companies............................................     (3,017)       (3,017)
  Net income........................................................................     10,800        10,800
                                                                                      ---------  ---------------
Balance, December 31, 1997..........................................................    (58,282)      105,244
  Issuance of common stock in connection with the exercise of options...............     --             1,252
  Tax benefit of stock options exercised............................................     --               407
  Issuance of common stock for purchases of interests in subsidiaries...............     --             5,546
  Issuance of options to outside sales persons for commissions......................     --               280
  Redemption of common stock........................................................     --              (668)
  Issuance of common stock for matching contribution to 401(k) plan.................     --               627
  Conversion of Class B common shares to common shares..............................     --            --
  Issuance of common stock for employee stay bonuses................................     --             8,312
  Foreign currency translation adjustment...........................................     --              (971)
  Capital contribution by Principal Stockholder re: CEO bonus.......................     --             1,250
  Dividends declared by pooled companies............................................     (2,201)       (2,201)
  Net income........................................................................      4,250         4,250
                                                                                      ---------  ---------------
Balance, December 31, 1998..........................................................  $ (56,233)    $ 123,328
                                                                                      ---------  ---------------
                                                                                      ---------  ---------------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1998       1997        1996
                                                                                   ---------  ---------  ----------
Net income (loss)................................................................  $   4,250  $  10,800  $  (49,624)
Foreign currency translation adjustment..........................................       (971)    (1,644)       (374)
                                                                                   ---------  ---------  ----------
Comprehensive income (loss)......................................................  $   3,279  $   9,156  $  (49,998)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1998       1997       1996
                                                                                   ----------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)..............................................................  $    4,250  $  10,800  $ (49,624)
                                                                                   ----------  ---------  ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment......................      13,251      8,927      5,541
    Amortization of intangibles..................................................       8,922      6,284      4,440
    Amortization of deferred compensation in connection with employee stay
      bonuses....................................................................       3,622     --         --
    Provision for doubtful accounts..............................................       4,895      3,588      3,131
    Common stock issued for matching contribution to 401(k) plan.................         627        555     --
    Special compensation, CEO bonus and indemnity payment........................       1,250      1,775     52,019
    Interest expense for shares issued upon exercise of warrant..................      --         --          2,603
    Common stock issued for employee stay bonuses................................       8,312     --         --
    Provision for deferred income taxes..........................................         606      5,029      1,620
    Minority interests...........................................................      --            143        434
    Other........................................................................         841          3        451
  Changes in assets and liabilities, net of effects from purchases of businesses:
    Increase in accounts receivable, net.........................................     (10,337)    (5,747)    (7,562)
    (Increase) decrease in work-in-process.......................................      (2,583)        42         68
    Increase in prepaid and other................................................      (5,510)    (1,616)      (853)
    (Increase) decrease in other assets..........................................        (975)       (62)       235
    Increase (decrease) in accounts payable, accrued expenses and other current
      liabilities................................................................      31,869     (9,070)      (814)
                                                                                   ----------  ---------  ---------
      Total adjustments..........................................................      54,790      9,851     61,313
                                                                                   ----------  ---------  ---------
      Net cash provided by operating activities..................................      59,040     20,651     11,689
                                                                                   ----------  ---------  ---------
Cash flows from investing activities:
  Payments pursuant to notes and advances to Principal Stockholder...............      --         (3,064)   (12,878)
  Repayments from Principal Stockholder..........................................      --         14,477      7,994
  Capital expenditures...........................................................     (21,698)   (20,641)    (8,940)
  Payments for purchases of businesses, net of cash acquired.....................     (24,152)   (66,832)   (23,755)
  Proceeds from sale of assets...................................................      --         --          6,115
  Repayments from affiliates.....................................................      --         --            393
                                                                                   ----------  ---------  ---------
      Net cash used in investing activities......................................     (45,850)   (76,060)   (31,071)
                                                                                   ----------  ---------  ---------
Cash flows from financing activities:
  Payments on capitalized leases.................................................      (3,257)    (2,862)    (2,386)
  Borrowings under line of credit and proceeds from issuance of long-term debt...   1,049,120    721,074    486,457
  Repayments under line of credit and principal payments on long-term debt.......  (1,046,596)  (703,164)  (511,583)
  Distribution to minority interests.............................................      --         --           (457)
  Net proceeds from stock issuance...............................................      --         51,165     50,783
  Cash received from the exercise of employee stock options......................       1,252        643     --
  Repurchase of common stock.....................................................      --         --         (2,160)
  Redemption of minority interest (including premium)............................      --         (3,133)    --
  Redemption of preferred stock (including premium)..............................      --         (2,105)    --
  Dividends on preferred stock...................................................      --           (123)      (210)
  Dividends paid by pooled companies.............................................      (2,201)    (3,017)    (1,672)
                                                                                   ----------  ---------  ---------
      Net cash provided by (used in) financing activities........................      (1,682)    58,478     18,772
                                                                                   ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................      11,508      3,069       (610)
Cash and cash equivalents, beginning of year.....................................      17,404     14,335     14,945
                                                                                   ----------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $   28,912  $  17,404  $  14,335
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    TMP Worldwide Inc. ("TMP" or the "Company") is the successor to businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI"), McKelvey Enterprises, Inc. and subsidiaries ("MEI") and certain other entities under the control of Andrew J. McKelvey (the "Principal Stockholder"). Immediately prior to the reorganization, the Principal Stockholder owned 100% of the common stock of MEI (which owned approximately 86% of the common stock of Old TMP) and approximately 33% of the common stock of WCI. In addition to his approximately 33% ownership of WCI, the Principal Stockholder had voting proxy on the remaining outstanding shares of WCI.

    WCI was organized in 1993 to sell recruitment advertising. On December 9, 1996, Old TMP, which sells yellow page advertising, merged into MEI. Thereafter, WCI merged into MEI, MEI then merged into Telephone Marketing Programs Incorporated and MEI acquired the outstanding minority interest of a subsidiary (the "1996 Mergers"). Concurrent with the 1996 Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc.

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

    The consolidated financial statements of the Company reflect the shares of the Company that were outstanding after the 1996 Mergers and have been prepared to give retroactive effect to the mergers with Johnson Smith & Knisely Inc. ("JSK") on May 6, 1998, TASA Holding AG ("TASA") on August 31, 1998, Stackig, Inc. ("Stackig") on September 30, 1998, Recruitment Solutions, Inc. on October 2, 1998, SunQuest, LLC., d.b.a. The SMART Group on November 2, 1998 and The Consulting Group (International) Limited ("TCG") on December 2, 1998 (the "Pooled Companies") which have been accounted for as poolings of interests (the "1998 Mergers"). The consolidated financial statements give retroactive effect

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) to the 1998 Mergers, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with the 1998 Mergers had been issued for all periods presented.

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

LONG-LIVED ASSETS

    Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been incurred through December 31, 1998.

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

REVENUE RECOGNITION AND WORK-IN-PROCESS

    A significant portion of our revenues are derived from commissions for advertisements placed in telephone directories, newspapers and other media, plus associated fees for related services. In addition, the Company earns fees for the placement of advertisements on the Internet, including its career Web sites. Commissions and fees are generally recognized upon placement date for newspapers and other media and on publication close date for yellow page advertisements. The Company also earns fees for executive and mid-level search and selection services. Revenue is recognized as clients are billed. Billings begin with the client's acceptance of a contract. For search, a retainer equal to 33 1/3% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (at which time, in general, the retainer has been substantially earned). A final invoice is issued in the event that the candidate's actual compensation package exceeds the original estimate. For selection, a fee equal to between 20% and 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete a search).

    The Company's quarterly commissions and fees are affected by the timing of yellow page directory closings which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's yellow page advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. Amounts reported in the three months ended December 31, 1998, 1997 and 1996 for commissions on volume placements were $0.9 million, $2.0 million and $3.5 million, respectively. The Company's quarterly commissions and fees for recruitment advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising.

    Direct operating costs incurred that relate to future revenue, principally for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

INCOME TAXES

    The provision for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in three business segments, advertising, Internet and search and selection. The Company primarily earns commission income for selling and placing yellow page and recruitment advertising to a large number of customers in many different industries, fees for executive and mid-level search & selection services, and fees for advertisements placed on its Internet websites. The Company operates principally throughout North America, Europe and the Pacific Rim. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 131 became effective for financial statements for periods beginning after December 15, 1997. As required by SFAS 131, all periods presented have been restated to comply with the provision of SFAS 131.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

EARNINGS PER SHARE

    During 1997, the FASB issued SFAS No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by the Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

December 31, 1998:
  Basic.............................................................     29,834
  Effect of assumed conversion of stock options.....................        839
                                                                      ---------
  Diluted...........................................................     30,673
                                                                      ---------
                                                                      ---------
December 31, 1997:
  Basic.............................................................     27,884
  Effect of assumed conversion of stock options.....................        492
                                                                      ---------
  Diluted...........................................................     28,376
                                                                      ---------
                                                                      ---------
December 31, 1996:
  Basic.............................................................     22,940
                                                                      ---------
                                                                      ---------
  Diluted...........................................................     22,940
                                                                      ---------
                                                                      ---------

STATEMENTS OF CASH FLOWS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash is not material.

COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item of comprehensive income (loss) is foreign currency translation adjustments. The Company adopted SFAS No. 130 in the first quarter of 1998.

POST RETIREMENT BENEFITS

    In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 did not have a material impact on the Company's disclosures.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1. "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98.1"). SOP 98-1 is effective for financial statements for years beginning after

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We do not expect the adoption of this standard to have a material effect on our capitalization policy.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Trade.................................................................  $  273,929  $  274,215
Earned commissions(a).................................................      12,811      14,491
                                                                        ----------  ----------
                                                                           286,740     288,706
Less: Allowance for doubtful accounts.................................      12,183      10,210
                                                                        ----------  ----------
    Accounts receivable, net..........................................  $  274,557  $  278,496
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 1998 and 1997 are recorded as accounts receivable of $67,955 and $75,058, respectively, and the related advertising costs are recorded as accounts payable of $55,144 and $60,567, respectively.

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Buildings and improvements.............................................  $      860  $     916
Furniture and equipment................................................      82,462     66,729
Leasehold improvements.................................................       8,610      6,092
Transportation equipment...............................................       9,111      9,179
                                                                         ----------  ---------
                                                                            101,043     82,916
Less: Accumulated depreciation and amortization........................      47,518     40,181
                                                                         ----------  ---------
    Property and equipment, net........................................  $   53,525  $  42,735
                                                                         ----------  ---------
                                                                         ----------  ---------

    Furniture and equipment includes equipment under capital leases at December 31, 1998 and 1997 with a cost of $13,663 and $12,514, respectively, and accumulated amortization of $7,026 and $5,128, respectively.

    During 1997, the Company acquired certain transportation equipment and made capital improvements thereto for a total of $6,800 and simultaneously entered into a $7,800 financing agreement (see Note 9) to fund the purchase and provide additional funds.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTEREST METHOD

    During the period of January 1, 1998 through December 31, 1998, the Company completed the following acquisitions which provided for the exchange of all of the outstanding stock of each entity for shares of TMP stock and are accounted for as poolings of interests (See Note 1):

                                         NATURE OF
            ENTITY                       OPERATIONS             ACQUISITION DATE     NUMBER OF TMP SHARES ISSUED
-------------------------------  --------------------------  ----------------------  ----------------------------
Johnson Smith & Knisely........  Search & selection                     May 6, 1998               771,353
TASA Holding AG................  Search & selection                 August 31, 1998             1,703,894
Stackig Inc....................  Advertising                     September 30, 1998               507,082
Recruitment Solutions, Inc. ...  Search & selection                 October 2, 1998               104,042
SunQuest, L.L.C. d.b.a. The
 SMART Group...................  Advertising                       November 2, 1998               309,702
The Consulting Group
 (International) Limited.......  Search & selection                December 2, 1998               246,606

    Revenue, net income (loss) and net income (loss) applicable to common and Class B common stockholders of the combining entities for the two years ending December 31, are as follows:

REVENUE                                                                                      1997         1996
----------------------------------------------------------------------------------------  -----------  -----------
TMP, as previously reported.............................................................  $   237,417  $   162,631
TASA Holding AG.........................................................................       39,518       37,763
Johnson Smith & Knisely Inc.............................................................       21,868       12,850
Stackig Inc.............................................................................       11,816       10,075
SunQuest, L.L.C. d.b.a. the SMART Group.................................................        2,239        1,397
Recruitment Solutions, Inc..............................................................          920          239
The Consulting Group (International) Limited............................................        5,757        2,740
                                                                                          -----------  -----------
TMP, as restated........................................................................  $   319,535  $   227,695
                                                                                          -----------  -----------
                                                                                          -----------  -----------


NET INCOME (LOSS) APPLICABLE TO COMMON AND CLASS B COMMON STOCKHOLDERS                       1997         1996
----------------------------------------------------------------------------------------  -----------  -----------
TMP, as previously reported.............................................................  $     8,000  $   (52,449)
TASA Holding AG.........................................................................          422          366
Johnson Smith & Knisely Inc.............................................................          289          364
Stackig Inc.............................................................................        1,571        1,736
SunQuest, L.L.C. d.b.a. the SMART Group.................................................          (64)         170
Recruitment Solutions...................................................................          119           --
The Consulting Group (International) Limited............................................          340          (21)
                                                                                          -----------  -----------
TMP, as restated........................................................................  $    10,677  $   (49,834)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

NET INCOME (LOSS) PER COMMON AND CLASS B COMMON SHARE                                        1997         1996
----------------------------------------------------------------------------------------  -----------  -----------
As previously reported:
  Basic.................................................................................  $       .33       $(2.72)
  Diluted...............................................................................  $       .32       $(2.72)
Restated:
  Basic.................................................................................  $       .38       $(2.17)
  Diluted...............................................................................  $       .38       $(2.17)

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS (CONTINUED)
MERGER COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with these poolings-of-interests, the Company expensed merger related costs of $21,526. The $21,526 of merger costs for the year ended December 31, 1998 consists of (1) $11,934 of non-cash employee stay bonuses, which included (a) $3,622 for the amortization of $5,986, recorded as prepaid compensation and a corresponding long-term liability, being expensed over the eighteen months from April 1, 1998 to September 30, 1999 for TMP shares set aside for key personnel of JSK and TCG who must remain employees of the Company for a full year in order to earn such shares and (b) $8,312 for TMP shares to key personnel of TASA and Stackig as employee stay bonuses and (2) $1,461 of stay bonuses paid as cash to key personnel of the Pooled Companies and (3) $8,131 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the poolings of interest transactions discussed above, the Company has acquired 39 businesses (primarily recruitment advertising businesses) between January 1, 1996 and December 31, 1998 including, on August 26, 1997, all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47,200 net of approximately $11,500 of cash acquired relating to the sale, in July 1997, of real property by Austin Knight and on July 2, 1996, all of the outstanding shares of Neville Jeffress Australia Pty Limited ("Neville Jeffress"). Austin Knight had commissions and fees of approximately $47,600 for the year ended September 30, 1996, and Neville Jeffress had commissions and fees of approximately $24,000 for the year ended June 30, 1996. The total amount of cash paid and promissory notes and Common Stock of the Company issued for these acquisitions was approximately $30,668, $74,500 and $25,400 for 1998, 1997 and 1996, respectively. The shares of Common Stock issued by the Company in connection with certain of the above mentioned acquisitions were 200,753 and 135,028 for 1998 and 1997, respectively. These acquisitions have been accounted for under the purchase method of accounting and accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1998 and 1997 assume the acquisitions in 1998 and 1997 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Commissions and fees......................................................................  $  423,043  $  383,003
Net income applicable to common and Class B common stockholders...........................  $    4,851  $   11,424
Net income per common and Class B common share:
  Basic...................................................................................        $.16        $.41
  Diluted.................................................................................        $.16        $.40

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS ACQUISITIONS (CONTINUED)
ACCRUED RESTRUCTURING COSTS

    In connection with the acquisitions made in 1997 and accounted for using the purchase method, the Company began to assess and formulate preliminary plans to restructure the operations of the acquired companies. Such plans involved the closure of certain offices of the acquired companies and the termination of certain management and employees. The objective of the plans was to create a single brand in the related markets in which the Company operates. The preliminary plans were finalized in July 1998. These costs and liabilities include:

                                                          BALANCE                                     BALANCE
                                                     DECEMBER 31, 1997   ADDITIONS    PAYMENTS   DECEMBER 31, 1998
                                                     -----------------  -----------  ----------  ------------------
Assumed obligations on leased facilities to be
  closed...........................................      $   7,830       $   2,846   $   (1,448)     $    9,228
Consolidation of acquired facilities...............          2,521           3,630       (3,406)          2,745
Contracted lease payments exceeding current market
  costs............................................            783              73         (149)            707
Severance, relocation and other employee costs.....          4,017           3,368       (5,648)          1,737
Pension obligation.................................          1,650             103       --               1,753
                                                           -------      -----------  ----------         -------
Total..............................................      $  16,801       $  10,020   $  (10,651)     $   16,170
                                                           -------      -----------  ----------         -------
                                                           -------      -----------  ----------         -------

    Accrued liabilities for surplus property in the amount of $9,228 as of December 31, 1998 relates to 18 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or will be closed by March 31, 1999 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of sublease revenue on existing subleases.

    Other costs associated with the closure of existing offices of acquired companies in the amount of $2,745 as of December 31, 1998 relates to the write-off of leasehold improvements and other fixed assets as well as termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

    Above market lease costs in the amount of $707 as of December 31, 1998 relates to the present value of contractual lease payments in excess of current market lease rates.

    Estimated severance payments, employee relocation expenses and other employee costs in the amount of $1,737 as of December 31, 1998 relates to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters management and administrative personnel. As of December 31, 1998 the accrual related to approximately 45 employees including senior management, sales, service and administrative personnel.

    Pension obligations in the amount of $1,753 were assumed in connection with the acquisition of Austin Knight.

    During the year ended December 31, 1998, payments of $2,127 were made to 25 members of senior management and employees for severance and charged against the reserve.

    In connection with the finalization of the restructuring plans, the Company recorded additional charges of $10,020 as additional costs of the acquired companies during the year ended December 31, 1998. The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Additional future costs incurred, resulting from revised plan actions occurring after December 31, 1998, in excess of the amounts previously recorded as goodwill will be charged to operations in the period in which they occur.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                             DECEMBER 31,       AMORTIZATION
                                                        ----------------------     PERIOD
                                                           1998        1997        (YEARS)
                                                        ----------  ----------  -------------
Client lists, net of accumulated amortization of
  $5,360 and $4,370, respectively.....................  $    9,693  $   10,083       5 to 30
Covenants not to compete, net of accumulated
  amortization of $2,511 and $2,036, respectively.....       2,047       2,188       3 to 10
Excess of cost of investments over fair value of net
  assets acquired, net of accumulated amortization of
  $18,093 and $10,904, respectively...................     182,531     148,234      10 to 30
Other, net of accumulated amortization of $1,931 and
  $2,103, respectively................................         341         797       4 to 10
                                                        ----------  ----------
                                                        $  194,612  $  161,302
                                                        ----------  ----------
                                                        ----------  ----------

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Interest.....................................................  $  10,704  $  12,966  $  11,389
Income taxes.................................................      5,148      1,860        936

    In conjunction with business acquisitions, the Company used cash as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1998        1997       1996
                                                             ----------  ----------  ---------
  Fair value of assets acquired, excluding cash............  $   34,586  $  129,000  $  52,731
  Less: Liabilities assumed and created upon acquisition...      10,434      62,168     28,976
                                                             ----------  ----------  ---------
  Net cash paid............................................  $   24,152  $   66,832  $  23,755
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Capital lease obligations incurred.........................  $      217  $    5,781  $   4,873
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

NOTE 8--FINANCING AGREEMENT

    The Company obtains its primary financing from a financial institution under a five-year financing agreement (the "Agreement"), as amended and restated on June 27, 1996, further amended on November 14, 1997 and amended and restated again on November 5, 1998. Subsequent to the five year term which expires November 4, 2003, the Agreement provides for one-year extensions subject to bank approval unless terminated by either party at least 90 days prior to expiration of the initial term or any renewal term. The Agreement, as amended, provides for borrowings of up to $175,000 at the higher of (a) prime rate or

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8--FINANCING AGREEMENT (CONTINUED)
(b) Federal Funds rate less 1/2 of 1% or, (c) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. At December 31, 1998 the margin equaled .875%. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed as defined in the Agreement. Substantially all the assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. The Agreement also provides for a fee on any unused portion of the commitment based upon a rate determined by the ratio of the Company's debt to EBITDA. At December 31, 1998 this rate equaled .25%. In addition the Agreement provides for a declining termination fee of $1,000, $500 and $0 for the annual periods ended November 5, 1999, 2000 and 2001.

    At December 31, 1998 the prime rate, Federal Funds rate and one month LIBOR were 7.75%, 5.75% and 5.06%, respectively. Borrowings outstanding were at a weighted average interest rate of 6.56%.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Borrowings under financing agreement (see Note 8).....................  $   97,720  $   95,800
Borrowings under financing agreements, interest payable at rates varying from 5% to 9.2%, and collateralized by assets in certain
  foreign countries...................................................       4,944       5,957
Other acquisition notes payable, noninterest bearing, interest imputed
  at 6.7% to 8.0%, in varying installments through 2001...............       8,031      12,133
Capitalized lease obligations, payable with interest from 9% to 15%,
  in varying installments through 2001 (see Note 14)..................       9,115       7,245
Term note payable in sixty consecutive monthly installments from July
  1997 through June 2002, collateralized by transportation equipment and with interest at 8.43% for the first 36 months. Thereafter the
  interest rate will be based on two year U.S. Treasury Notes.........       7,556       7,760
Notes payable, in varying monthly installments maturing through 2001,
  with interest at rates ranging from 7.5% to 8.5%....................         457         696
                                                                        ----------  ----------
                                                                           127,823     129,591
Less: Current portion.................................................       9,805      11,750
                                                                        ----------  ----------
                                                                        $  118,018  $  117,841
                                                                        ----------  ----------
                                                                        ----------  ----------

    The noncurrent portion of long-term debt matures as follows:

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
2000................................................................................................   $    7,543
2001................................................................................................        3,690
2002................................................................................................        8,888
2003................................................................................................       97,847*
Thereafter..........................................................................................           50
                                                                                                      ------------
                                                                                                       $  118,018
                                                                                                      ------------
                                                                                                      ------------

------------------------

* Of this amount, $97,720 is subject to one year extensions subsequent to 2003. See Note 8.

NOTE 10--MINORITY INTERESTS

    In connection with an acquisition in 1990, a subsidiary of the Company issued 88,425 shares of nonvoting convertible 10% cumulative preferred stock in exchange for 88,425 shares (58%) of the outstanding common stock of the acquired company held by the acquired company's employee stock

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10--MINORITY INTERESTS (CONTINUED)
ownership trust. These shares were redeemed in January 1997 for a total of $3,133, which included a redemption premium of $133.

NOTE 11--REDEEMABLE PREFERRED STOCK

    During 1991, the Company sold 200,000 shares of 10.5% nonvoting cumulative preferred stock ($10.00 par value) to the Company's profit sharing plan for $2,000. These shares were redeemed in January 1997 for a total of $2,105, which included a redemption premium of $105.

NOTE 12--STOCKHOLDERS' EQUITY

(A) COMMON AND CLASS B COMMON STOCK

    Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

(B) STOCK OPTIONS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 900,000 shares (amended to 3,000,000 on April 27, 1998) of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

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

    In December 1998, the Company also adopted, subject to stockholder approval, a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options which may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company which may be granted under the 1999 Plan is the sum of 3 million and the number of shares available for new awards under the Stock Option Plan.

    On January 3, 1996, options to purchase, at an exercise price equal to $6.65 per share, the fair market value of the common stock on the date of grant, an aggregate of 296,640 shares of common stock were granted to officers, employees and consultants of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant. As of December 31, 1998, 25,879 options were

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) cancelled, 71,343 options were exercised and, of the outstanding options, 64,038 options were exercisable and will expire ten years from the date of grant.

    On January 6, 1997 options to purchase, at an exercise price of $12.88 per share, the market price on the date of grant, an aggregate of approximately 1,203,782 shares of common stock were granted to officers and employees of the Company and options for 7,091 shares were subsequently cancelled. Of such options, options for approximately 29,000 shares of common stock vest at the rate at 25% per year beginning one year from the date of grant and the balance of these options were vested at December 31, 1997 and are exercisable after January 5, 1999. At December 31, 1998, 31,355 options were exercised and 7,157 were exercisable. Such options will expire ten years from date of grant.

    On April 3, 1997, options to purchase, at an exercise price of $17.25 per share, the market price on the date of grant, 8,400 shares of common stock were granted to an officer of the Company. Such options vested as of December 31, 1998, and 8,400 options were exercised.

    On June 18, 1997, options to purchase, at an exercise price of $19.00 per share, the market price on the date of grant, 28,256 shares of common stock were granted to officers and employees of the Company. Options for 5,815 shares were subsequently cancelled. Generally, such options were vested as of December 31, 1997, are exercisable after January 5, 1999, and will expire ten years from the date of grant.

    On June 24, 1997, options to purchase 50,000 shares of common stock, at an exercise price of $21.50 per share, the market price on the date of grant, were granted to MLE Consultants Inc, with 25,000 options exercisable one year from the date of grant and 25,000 options exercisable eighteen months from the date of grant. Such options will expire ten years from the date of grant. At December 31, 1998, 5,000 options were exercised and 45,000 were exercisable.

    On August 28, 1997, options to purchase, at an exercise price of $15.00 per share, the market price on the date of grant, 35,000 shares of common stock were granted to various Austin Knight officers and individuals. Such options generally vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, 8,750 options were exercisable.

    On December 12, 1997, options to purchase, at an exercise price of $15.00 per share, the market price on the date of grant, an aggregate of 700,000 shares of common stock were granted to officers and employees of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, 175,491 options were cancelled, 6,000 options were exercised and 129,628 were exercisable at December 31, 1998.

    On May 4, 1998, options to purchase at an exercise price of $25.50 per share, the market price on the date of grant, 5,346 shares of common stock were granted to two employees. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, 3,846 options were cancelled and none of the options were exercisable.

    On May 19, 1998, options to purchase at an exercise price of $26.25 per share, the market price on the date of grant, 5,370 shares of common stock were granted to an employee of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998 none of the options were exercisable.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    On May 20, 1998, options to purchase at an exercise price of $25.625 per share, the market price on the date of grant, 104,755 shares of common stock were granted to certain officers and employees of JSK. Such options vest at a rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998 none of these options were exercisable.

    On June 15, 1998, options to purchase at an exercise price of $26.13 per share, the market price on the date of grant, an aggregate of approximately 2,100 shares of common stock were granted to an employee of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998 none of these options were exercisable.

    On October 30, 1998, options to purchase at an exercise price of $30.00 per share, the market price on the date of grant, an aggregate of approximately 184,000 shares of common stock to the officers and employees of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    On November 5, 1998, options to purchase at an exercise price of $25.125 per share, the market price on the date of grant, 100,000 shares of common stock to the officers and employees of Stackig. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    On November 13, 1998, options to purchase at an exercise price of $23.75 per share, the market price on the date of grant, 24,450 shares of common stock to the officers and employees of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    On December 9, 1998, options to purchase at an exercise price of $26.875 per share, the market price on the date of grant, an aggregate of approximately 800,000 options of common stock to the officers and employees of the Company. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    On December 11, 1998, options to purchase at an exercise price of $29.50 per share, the closing market price on the date of grant, 50,000 shares of common stock to the officers and employees of TASA Holding AG. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    On December 28, 1998, options to purchase at an exercise price of $38.00 per share, the market price on the date of grant, an aggregate of approximately 400,000 shares of common stock to the officers and employees of TASA. Such options vest at the rate of 25% per year commencing one year after the date of grant and will expire ten years from the date of grant. At December 31, 1998, none of these options were exercisable.

    In January 1996, the Company also adopted a stock option plan for nonemployee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 180,000 shares of common stock may be granted to nonemployee directors. Options granted under the Directors' Plan do

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's nonemployee directors of an option to purchase 11,250 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors.

    Options to purchase 11,250 shares of common stock at a purchase price per share equal to $6.65 per share, the fair market value of the common stock on the date of grant were granted on January 24, 1996 to one nonemployee director. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. As of December 31, 1998 11,250 options were exercised.

    In September 1996, options to purchase an aggregate of 33,750 shares of common stock were granted to three directors under this plan at an exercise price per share equal to the initial public offering price per share, the fair value on the date of grant. Vesting is on terms similar to that of the previous director's grant. In December 1996, 11,250 of these options were cancelled and options to purchase 125,000 shares of common stock were granted at an exercise price of $14.00 (the initial public offering price). Of the total, 50,000 of such options vested on the closing of the initial public offering. In April 1997, in connection with a former director's resignation, the Company agreed that an additional 12,500 of such stock options would vest on June 1, 1997 and the unvested options totalling, 62,500 were cancelled. As of December 31, 1998, 42,880 options were exercised, 42,120 options are exercisable and will expire ten years from the date of grant.

    On October 7, 1997, a newly appointed director of the Company was granted options to purchase 11,250 shares of common stock at $23.625 per share, the market price on the date of grant. Half of these options vested on the date of the grant and the balance vests in two equal annual installments commencing one year after the date of grant. Such options will expire ten years from the date of grant. At December 31, 1998, 8,438 options were exercisable.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair values of options granted during 1998, 1997 and 1996 were $11.59, $7.10 and $5.93, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of approximately 4.6%, 6.5% and 6.1% in 1998, 1997 and 1996, respectively; volatility factor of the expected market price of the Company's common stock of 24%, 27% and 25% in 1998, 1997 and 1996, respectively; a weighted average expected life of the options of 9 years in 1998 and 8 years in both 1997 and 1996; and no dividend yield in 1998, 1997 and 1996.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    Under the accounting provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                    1998        1997        1996
                                                                                  ---------  ----------  ----------
Net income (loss) applicable to common and Class B common stockholders..........  $    (376) $    8,635  $  (50,447)
Net income (loss) per common and Class B common share
  Basic.........................................................................  $    (.01)       $.31  $    (2.20)
  Diluted.......................................................................  $    (.01)       $.30  $    (2.20)

    A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented.

                            DECEMBER 31, 1998              DECEMBER 31, 1997              DECEMBER 31, 1996
                      -----------------------------  -----------------------------  -----------------------------
                                  WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                        SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                      ----------  -----------------  ----------  -----------------  ----------  -----------------
Outstanding at
  beginning of
  year..............   2,239,758      $   13.01         448,334      $    9.07              --             --
Granted.............   1,726,021          27.73       1,986,643          13.91         466,640      $    9.15
Exercised...........    (126,462)          9.65         (49,766)         12.92              --             --
Forfeited/
  cancelled.........    (128,068)         14.55        (145,453)         13.20         (18,306)         11.17
                      ----------                     ----------                     ----------
Outstanding at end
  of year...........   3,711,249          20.79       2,239,758          13.01         448,334           9.07
                      ----------                     ----------                     ----------
                      ----------                     ----------                     ----------
Options exercisable
  at year-end.......     305,131      $   14.26         114,579      $    9.85          66,875      $   13.38
Weighted average
  fair value of
  options granted
  during the year...                  $   11.59                      $    7.10                      $    5.93

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1998.

                     OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
             -----------------------------------                     ----------------------------------
                  NUMBER        WEIGHTED AVERAGE                          NUMBER           WEIGHTED
 EXERCISE     OUTSTANDING AT       REMAINING      WEIGHTED AVERAGE    EXERCISABLE AT        AVERAGE
   PRICE     DECEMBER 31, 1998  CONTRACTUAL LIFE   EXERCISE PRICE    DECEMBER 31, 1998  EXERCISE PRICES
-----------  -----------------  ----------------  -----------------  -----------------  ---------------
6$.65......         199,418               7.0(year)     $    6.65            64,038        $    6.65
14.00.....           42,120               7.9             14.00              42,120            14.00
12.88.....        1,165,336               8.0             12.88               7,157            12.88
19.00.....           22,441               8.6             19.00             --                --
17.25.....          --                    8.3             17.25             --                --
15.00.....           35,000               8.8             15.00               8,750            15.00
15.00.....          518,509               8.9             15.00             129,628            15.00
23.63.....           11,250               8.8             23.63               8,438            23.63
21.50.....           45,000               7.0             21.50              45,000            21.50
25.63.....          104,755               8.5             25.63             --                --
25.50.....            1,500               8.3             25.50             --                --
26.25.....            5,370               8.5             26.25             --                --
     26.13            2,100               8.6             26.13             --                --
     29.50           50,000               9.9             29.50             --                --
     30.00          184,000               9.8             30.00             --                --
     25.13          100,000               9.8             25.13             --                --
     23.75           24,450               9.9             23.75             --                --
     26.88          800,000               9.9             26.88             --                --
     38.00          400,000              10.0             38.00             --                --
             -----------------                                       -----------------
                  3,711,249                                                 305,131        $   14.26
             -----------------                                       -----------------
             -----------------                                       -----------------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in earnings (losses) of affiliates are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1998       1997        1996
                                                                   ---------  ---------  ----------
Domestic.........................................................  $   3,595  $   9,686  $  (47,968)
Foreign..........................................................      9,527     11,259       2,847
                                                                   ---------  ---------  ----------
  Total income (loss) before provision (benefit) for income
    taxes, minority interests and equity in earnings (losses) of affiliates...................................................  $  13,122  $  20,945  $  (45,121)
                                                                   ---------  ---------  ----------
                                                                   ---------  ---------  ----------

    The provision (benefit) for income taxes is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Current tax provision:
  U.S. Federal..................................................  $     240  $     220  $     145
  State and local...............................................        858      1,311        984
  Foreign.......................................................      6,772      3,409      1,434
                                                                  ---------  ---------  ---------
    Total current...............................................      7,870      4,940      2,563
                                                                  ---------  ---------  ---------
Deferred tax provision (benefit):
  U.S. Federal..................................................      3,756      2,689      1,787
  State and local...............................................        145        739       (321)
  Foreign.......................................................     (3,295)     1,601        154
                                                                  ---------  ---------  ---------
    Total deferred..............................................        606      5,029      1,620
                                                                  ---------  ---------  ---------
    Total provision.............................................  $   8,476  $   9,969  $   4,183
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1998        1997
                                                                          ---------  ----------
Current deferred tax assets (liabilities):
  Earned commissions....................................................  $  (5,124) $   (5,796)
  Allowance for doubtful accounts.......................................      4,873       3,901
  Work-in-process.......................................................     (5,224)     (6,222)
  Accrued expenses and other liabilities................................     (2,484)     (2,692)
                                                                          ---------  ----------
    Total current deferred tax liability................................     (7,959)    (10,809)
                                                                          ---------  ----------
Noncurrent deferred tax assets (liabilities):
  Property and equipment................................................     (1,104)       (980)
  Intangibles...........................................................       (541)       (654)
  Accrued expenses and other liabilities................................      3,534      (2,235)
  Tax loss carryforwards................................................      6,733      11,283
  Valuation allowance...................................................     (1,921)     (2,219)
                                                                          ---------  ----------
    Total noncurrent deferred tax asset.................................      6,701       5,195
                                                                          ---------  ----------
Net deferred tax liability..............................................  $  (1,258) $   (5,614)
                                                                          ---------  ----------
                                                                          ---------  ----------

    At December 31, 1998, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $12,000 which expire through 2011. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be realized. In addition, certain subsidiaries have operating loss carryforwards which are only useable by such subsidiary. Consequently, there is no reasonable assurance that the benefit of such loss carryforward can be used. Accordingly, a valuation allowance has been established.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998       1997        1996
                                                                ---------  ---------  ----------
Provision (benefit) at Federal statutory rate.................  $   4,492  $   7,122  $  (15,341)
State income taxes, net of Federal income tax effect..........        662        844         278
Nondeductible expenses(1).....................................      4,569      1,029         685
Nondeductible special charge and bonus........................        425        510      18,571
Interest imputed on receivable from principal stockholder.....     --         --             216
Losses for which no tax benefits are available................     --         --              45
Foreign income taxes at other than the Federal statutory
  rate........................................................     (1,144)       405        (370)
Other.........................................................       (528)        59          99
                                                                ---------  ---------  ----------
Income tax provision..........................................  $   8,476  $   9,969  $    4,183
                                                                ---------  ---------  ----------
                                                                ---------  ---------  ----------

    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 31, 1998, the cumulative amount of reinvested earnings was approximately $14,000.

------------------------

(1) Primarily composed of amortization of intangible assets and meals and entertainment expense and, for 1998, nondeductible merger costs.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES

(A) LEASES

    The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 1998 are as follows:

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
1999....................................................................  $   4,869   $  12,608
2000....................................................................      3,650      12,277
2001....................................................................      1,633      12,117
2002....................................................................        592       6,402
2003....................................................................        127       3,910
Thereafter..............................................................     --          35,262
                                                                          ---------  -----------
                                                                             10,871   $  82,576
                                                                                     -----------
                                                                                     -----------
Less: Amount representing interest......................................      1,756
                                                                          ---------
Present value of minimum lease payments.................................      9,115
Less: Current portion...................................................      4,258
                                                                          ---------
                                                                          $   4,857
                                                                          ---------
                                                                          ---------

    Rent and related expenses under operating leases amounted to $14,872, $11,948, and $10,856 for the years ended December 31, 1998, 1997 and 1996, respectively.

(B) CONSULTING, EMPLOYMENT AND NONCOMPETE AGREEMENTS

    The Company has entered into various consulting, employment and noncompete agreements with certain management personnel and former owners of acquired businesses. These agreements are generally two to five years in length, with one for a term of fifteen years and two providing aggregate annual lifetime payments of approximately $135.

    Effective November 15, 1996, the Company entered into an employment agreement with its Principal Stockholder for a term ending on November 14, 2001. The agreement provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to its expiration. Under the agreement, the Principal Stockholder is entitled to a base salary of $1,500 per year and mandatory bonuses of $375 per quarter through November 1998 when the bonus provision of the agreement was eliminated. Such bonuses were waived by the Principal Stockholder. However, in compliance with the SEC's interpretation of the application of Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities paid by Principal Stockholder," the Company recorded in 1998 and 1997, $1,250 and $1,500, respectively, in bonus expense and increased the Additional Paid-in Capital account to complete the concept that the amount of the waived bonus was contributed to the Company by the Principal Stockholder. Because the amount was not and will never be paid, no tax benefit was accrued for this charge. The agreement also provides that the Company will pay the Principal Stockholder his base salary for the remaining term of the agreement in the event he is terminated for reasons other than cause.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The above agreements provide for the following aggregate annual payments:

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
1999............................................................................   $    6,397
2000............................................................................        6,235
2001............................................................................        5,205
2002............................................................................          819
2003............................................................................          754
Thereafter......................................................................        1,704
                                                                                  ------------
                                                                                   $   21,114
                                                                                  ------------
                                                                                  ------------

(C) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are a maximum of 2% of payroll of participating employees, amounted to $738, $626 and $600 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Outside of the United States, the Company has employee benefit plans in the countries in which it operates. The cost of these plans amounted to $1,741, $1,264 and $1,007 for the years ended December 31, 1998, 1997 and 1996, respectively.

    In addition, the Company had a defined contribution profit sharing plan covering all eligible employees. Contributions, which are at the discretion of the Board of Directors, were not made in the years ended December 31, 1997 and 1996. The plan was terminated during 1997.

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

    In June 1997, a settlement of $275, which was paid by the Principal Stockholder under an indemnity agreement with the Company, was made relating to a November 1996 action of a former employee against

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Old TMP, WCI and the Principal Stockholder. The complaint alleged, among other things, that the defendants breached purported contractual obligations pursuant to which the former employee was entitled to an ownership interest in the Company's recruitment advertising business.

(E) OTHER

    (i) The Company is contingently liable on a note of the Principal Stockholder in the amount of approximately $1,600.

    (ii) The majority stockholder of an unconsolidated equity investee has an agreement which requires the Company to purchase his interest, based on a formula value, upon death. The value of his shares at December 31, 1998 is approximately $5,741 based on the formula.

NOTE 15--RELATED PARTY TRANSACTIONS

    (A) In August 1996, the Company entered into an agreement whereby it acquired the minority interest of a subsidiary for 46,350 shares of common stock. Such shares, valued at $672, were recorded as special compensation because the stockholder had received his shares in the subsidiary for no consideration and, accordingly, was not considered to have made a substantive investment for his shares.

    (B) The Company charged management and other fees to affiliates for services provided of approximately $651, $788 and $602 for the years ended December 31, 1998, 1997, and 1996, respectively. Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

    (C) In January 1994, the Company acquired a 50% interest in an agency selling real estate advertising. In connection with this acquisition, the Company agreed to provide the agency with certain office and administrative services which amounted to $321 for the nine months ended September 31, 1997 at which time the arrangement was terminated. A payment of $875 was made in the year ended December 31, 1996, in exchange for 50% of the agency's profits, as defined in the agreement. The Company also entered into three-year employment and consulting agreements with the two other stockholders of the agency and granted them the right to convert their agency shares into Company shares after an initial public offering. That conversion right, as amended, provided that those two stockholders may convert 25% of the agency's stock into unregistered common stock of the Company with a total value of $1,000 as of the effective date of conversion. The conversion was exercised in February 1997 and 61,848 shares of common stock were issued to these stockholders pursuant to the above agreement. Simultaneously, the Company transferred to such stockholders 50% of its interest in the agency, thus retaining a 25% interest and terminated its obligation to provide office and administrative services effective October 1, 1997.

    (D) The Company leases three offices from entities in which the Principal Stockholder and other stockholders have between a 49% and 90% ownership interest. Annual rent expense under these leases, which expire on various dates through the year 2013, amounts to approximately $863. In addition, an investee of the Company leases an office, at an annual rental of approximately $119, from a partnership in which the Principal Stockholder holds a 49% interest.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged in three lines of business, advertising (recruitment and yellow pages), Internet and executive search and selection. Operations are conducted in several geographic regions: North America, the Pacific Rim (primarily in Australia, New Zealand, and Japan) and Europe. The following is a summary of the Company's operations by business segment and by geographic segment, as of and for the years ended December 31, 1998, 1997, and 1996.

                                                                                             SEARCH &
Information by business segment                                     ADVERTISING  INTERNET   SELECTION     TOTAL
------------------------------------------------------------------  -----------  ---------  ----------  ----------
December 31, 1998
------------------------------------------------------------------
Commissions and fees..............................................   $ 266,618   $  48,516  $   91,635  $  406,769
                                                                    -----------  ---------  ----------  ----------
Operating expenses:
  Salaries and related costs, office & general and CEO bonus......     221,235      47,051      83,572     351,858
  Merger costs....................................................       2,600          --      18,926      21,526
  Amortization of intangibles.....................................       8,522         234         166       8,922
                                                                    -----------  ---------  ----------  ----------
Total expenses....................................................     232,357      47,285     102,664     382,306
                                                                    -----------  ---------  ----------  ----------
Operating income (loss)...........................................   $  34,261   $   1,231  $  (11,029)     24,463
                                                                    -----------  ---------  ----------
                                                                    -----------  ---------  ----------

Other expense:
  Interest expense, net...........................................           *           *           *     (10,415)
  Other, net......................................................           *           *           *        (926)
                                                                                                        ----------
Income before provision for income taxes, minority interests and
  equity in losses of affiliates..................................           *           *           *  $   13,122
                                                                                                        ----------
                                                                                                        ----------

Total assets......................................................   $ 535,713   $  33,751  $   38,595  $  608,059
                                                                    -----------  ---------  ----------  ----------
                                                                    -----------  ---------  ----------  ----------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                                            SEARCH &
Information by business segment (Continued)                        ADVERTISING  INTERNET   SELECTION      TOTAL
-----------------------------------------------------------------  -----------  ---------  ----------  -----------

December 31, 1997
-----------------------------------------------------------------
Commissions and fees.............................................   $ 225,218   $  18,601  $   75,716  $   319,535
                                                                   -----------  ---------  ----------  -----------
Operating expenses:
  Salaries and related costs, office & general and CEO bonus.....     188,300      21,978      73,139      283,417
  Amortization of intangibles....................................       5,993         167         124        6,284
                                                                   -----------  ---------  ----------  -----------
Total expenses...................................................     194,293      22,145      73,263      289,701
                                                                   -----------  ---------  ----------  -----------
Operating income (loss)..........................................   $  30,925   $  (3,544) $    2,453       29,834
                                                                   -----------  ---------  ----------
                                                                   -----------  ---------  ----------
Other expense:
  Interest expense, net..........................................           *           *           *       (8,687)
  Other, net.....................................................           *           *           *         (202)
                                                                                                       -----------
Income before provision for income taxes, minority interests and
  equity in losses of affiliates.................................           *           *           *  $    20,945
                                                                                                       -----------
                                                                                                       -----------
Total assets.....................................................   $ 491,374   $  13,844  $   37,457  $   542,675
                                                                   -----------  ---------  ----------  -----------
                                                                   -----------  ---------  ----------  -----------

December 31, 1996
-----------------------------------------------------------------
Commissions and fees.............................................   $ 167,683   $   6,659  $   53,353  $   227,695
                                                                   -----------  ---------  ----------  -----------
Operating expenses:
  Salaries and related costs, office & general and CEO bonus.....     142,009       8,266      51,267      201,542
  Amortization of intangibles....................................       4,216         224          --        4,440
  Special compensation...........................................      52,019          --          --       52,019
                                                                   -----------  ---------  ----------  -----------
Total expenses...................................................     198,244       8,490      51,267      258,001
                                                                   -----------  ---------  ----------  -----------
Operating income (loss)..........................................   $ (30,561)  $  (1,831) $    2,086      (30,306)
                                                                   -----------  ---------  ----------
                                                                   -----------  ---------  ----------
Other expense:
  Interest expense, net..........................................           *           *           *      (14,132)
  Other, net.....................................................           *           *           *         (683)
                                                                                                       -----------
Loss before provision for income taxes, minority interests and
  equity in earnings of affiliates...............................           *           *           *  $   (45,121)
                                                                                                       -----------
                                                                                                       -----------

Total assets.....................................................   $ 337,467   $   5,431  $   30,744  $   373,642
                                                                   -----------  ---------  ----------  -----------
                                                                   -----------  ---------  ----------  -----------

------------------------

*   Not allocated

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                                UNITED    CONTINENTAL
Information by geographic region:                NORTH AMERICA   PACIFIC RIM   KINGDOM      EUROPE       TOTAL
-----------------------------------------------  --------------  -----------  ----------  -----------  ----------
December 31, 1998
  Commissions and fees.........................   $    253,575    $  21,043   $   80,897   $  51,254   $  406,769
  Income (loss) before taxes, minority
    interests and equity in earnings of
    affiliates.................................          5,989        1,064        6,249        (180)      13,122
  Long-lived assets............................         93,437       19,935       87,126      47,639      248,137

December 31, 1997
  Commissions and fees.........................   $    224,089    $  27,066   $   52,160   $  16,220   $  319,535
  Income before taxes, minority interests and
    equity in earnings of affiliates...........         12,210        1,891        4,287       2,557       20,945
  Long-lived assets............................         84,232       17,033       81,123      21,649      204,037

December 31, 1996
  Commissions and fees.........................   $    175,824    $  18,932   $   12,982   $  19,957   $  227,695
  Income (loss) before taxes, minority
    interests and equity in earnings of
    affiliates*................................        (46,603)         258        1,803        (579)     (45,121)
  Long-lived assets............................         74,274       15,914        6,864       1,501       98,553

------------------------

* Includes non-cash, non-recurring special compensation and interest expense of $52,019 and $2,603, respectively for North America.

NOTE 17--SUBSEQUENT EVENTS

M&B ACQUISITION

    On January 28, 1999, the Company acquired all of the outstanding capital stock, and options to purchase such stock, of Morgan & Banks Limited ("M&B") for an aggregate of 5,114,924 shares of the Company's common stock and approximately 300,000 shares of the Company's common stock which have been reserved for issuance upon exercise of stock options by the M&B shareholders. This acquisition has been accounted for as a pooling-of-interests.

    M&B provides human resource services to both the public and private sectors in Australasia. Employment-related services provided by M&B include permanent recruitment, temporary contracting and consulting. M&B permanent recruitment services cover traditional search assignments, which involve the placement of highly specialized and senior executive level employees, and selection assignments, which involve the placement of mid-level executives through semi-skilled employees. M&B has also developed a proprietary Assessment Center process which is used by M&B to recruit numerous employees to fill a set of similar positions required by the client. The Assessment Center is designed to simultaneously evaluate the abilities of a group of candidates to perform in a current or future role through job simulations, behavioral and situational interviews, leadership and team exercises, group discussions and role plays. M&B's temporary contracting services place qualified personnel in temporary positions or on discrete short-term projects, thereby enabling M&B's clients to gain the full benefit of a flexible workforce in times

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17--SUBSEQUENT EVENTS (CONTINUED)
of rapidly changing commercial environments. M&B's consulting services assist clients in formulating and implementing effective human resource strategies through workplace training, outplacement and career transition management, psychological services and general human resource consulting.

LAI WORLDWIDE ACQUISITION

    On March 11, 1999 the Company and LAI Worldwide ("LAI") announced that they had entered into an agreement by which the Company will acquire all of the outstanding shares of LAI and that the transaction is expected to be accounted for as a pooling of interests.

    The acquisition is anticipated to close in the third quarter of 1999. It is estimated that costs associated with the merger, including a non-cash charge of $2.7 million to reflect the accelerated vesting of equity incentives due LAI employees, will be approximately $6.0 million.

    Under the terms of the agreement, each share of LAI stock will be exchanged for 0.1321 shares of the Company's common stock, assuming that the average share price of the Company's common stock for the 20 days ending on the 2nd day prior to closing is between $42.00 and $64.00 per share. Should such 20-day average share price fall below $42.00 per share, unless the Company elects to terminate the acquisition, the exchange ratio will be adjusted to that obtained by dividing $5.55 by the Company's 20-day average stock price measured prior to closing. Should such 20-day average share price exceed $64.00 per share, the exchange ratio will be adjusted to that obtained by dividing $8.45 by the Company's 20-day average stock price measured prior to closing, but not below that which would provide LAI shareholders with a fraction of a share of the Company's common stock equal to $5.55. Based on the exchange ratio of 0.1321, the Company expects to issue approximately 1.2 million shares, including the effect of options. The agreement is subject to customary closing conditions, including approval by the shareholders of LAI Worldwide.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information set forth under the caption "Proposal No. 1--Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Part I--Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.4, 10.5, 10.6, 10.25, 10.26 and 10.27 are management contracts, compensatory plans or arrangements):

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
       2.1   --         Agreement relating to the Entire Issued Share Capital of Austin Knight Limited, dated July 1997, between AK Warranty and Indemnity Limited and TMP Worldwide Inc.*

       2.2   --         Scheme Implementation Agreement, dated August 17, 1998, between Morgan & Banks Limited and TMP
                        Worldwide Inc.***

       2.3   --         Agreement and Plan of Merger, dated as of March 11, 1999, by and among TMP Worldwide Inc., TMP
                        Florida Acquisition Corp. and LAI Worldwide, Inc.

       3.1   --         Certificate of Incorporation.**

       3.2   --         Bylaws.**

       4.1   --         Form of Common Stock Certificate.**

      10.1   --         Form of Employee Confidentiality and Non-Solicitation Agreement.**

      10.2   --         Form of Indemnification Agreement.**

      10.3   --         1996 Stock Option Plan.**

      10.4   --         Form of Stock Option Agreement under 1996 Stock Option Plan.**

      10.5   --         1996 Stock Option Plan for Non-Employee Directors.**

      10.6   --         Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**

      10.7   --         Lease, dated as of October 31, 1978, between Telephone Marketing Programs Inc. and PDC Realty Inc.
                        as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June
                        20, 1991.**

      10.8   --         Share Sale and Purchase Agreement, dated July 2, 1996, relating to the entire issued share capital of Neville Jeffress Australia Pty Limited, between Neville Jeffress Holding Pty Limited, Petzow
                        Holdings Pty Ltd., TMP Australia Pty Limited and Neville Jeffress Australia Pty Ltd.**

      10.9   --         Asset Purchase Agreement, dated as of January 3, 1995, by and among Rogers Acquisition Corp.,
                        Rogers & Associates Advertising, Inc., Curtis Rogers, Steven Schmidt and Ronni Rogers.**

      10.10  --         Amended and Restated Accounts Receivable Management and Security Agreement, dated as of June 27,
                        1996, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by Amendment No. 1 to
                        Amended and Restated Accounts Receivable Management and Security Agreement, dated as of August 29,
                        1996.**

      10.11  --         Agreement and Plan of Merger of TMP Worldwide Inc., Worldwide Classified Inc., McKelvey
                        Enterprises, Inc. and Telephone Marketing Programs Incorporated.**

      10.12  --         Stock Purchase Agreement, dated May 26, 1977, among Telephone Marketing Programs, Inc., Andrew J.
                        McKelvey, Timothy P. Hanley and Bard Publishing Company, as amended on June 15, 1977.**

      10.13  --         Agreement, dated as of January 3, 1995, among Andrew J. McKelvey, Aeronautic Media, Inc. and
                        McKelvey Enterprises, Inc. relating to a yacht.**

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
      10.14  --         Stock Purchase Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of Volando, Inc.**

      10.15  --         Contribution Agreement, dated as of January 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of EPI Aviation, Inc.**

      10.16  --         Lease Agreement, dated as of June 1, 1996, by and between TPH and AJM, a partnership, and Telephone
                        Directory Advertising, Inc.**

      10.17  --         Contribution Agreement, dated as of July 16, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc. relating to the common stock of General Directory Advertising Services, Inc.**

      10.18  --         Stock Purchase Agreement, dated as of August 15, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of National Media Holding Company, Inc.**

      10.19  --         Stock Purchase Agreement, dated as of September 1, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of Telephone Directory Advertising, Inc.**

      10.20  --         Stock Purchase Agreement, dated as of September 4, 1996, between Andrew J. McKelvey and McKelvey
                        Enterprises, Inc., relating to the common stock of S.M.E.T. Servizio Marketing Elenchi Telefonici
                        s.r.l.**

      10.21  --         Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by
                        Amendment 1 to Agreement, dated as of September 5, 1996.**

      10.22  --         Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C.
                        Ltd.**

      10.23  --         Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide
                        Inc., as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**

      10.24  --         Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing
                        Programs, Inc.**

      10.25  --         Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive
                        Inc. and Jeffrey C. Taylor.**

      10.26  --         Amendment No. 1 to Employment Agreement, dated October 21, 1996, between TMP Worldwide Inc. and
                        James J. Treacy.+

      10.27  --         Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and
                        Andrew J. McKelvey.+

      10.28  --         Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial
                        Corporation, as amended by an amendment dated December 31, 1995.**

      10.29  --         Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.**

      10.30  --         Amendment No. 3 to Amended and Restated Accounts Receivable Management and Security Agreement,
                        dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.*

      10.32  --         Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and
                        TMP Worldwide Ltd.*

  EXHIBIT
  NUMBER                DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
      10.33  --         Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of
                        November 5, 1998, between BNY Financial Corporation and TMP Worldwide Inc.+

      21     --         Subsidiaries of the Company.*

      23.1   --         Consent of BDO Seidman, LLP.

      27     --         Financial Data Schedule--Year ended December 31, 1998

      27.1   --         Restated Financial Data Schedule--Year ended December 31, 1997

      27.2   --         Restated Financial Data Schedule--Nine Months ended September 30, 1997+++

      27.3   --         Restated Financial Data Schedule--Six months ended June 30, 1997++

      27.4   --         Restated Financial Data Schedule--Three months ended March 31, 1997++

      27.5   --         Restated Financial Data Schedule--Year ended December 31, 1996

      27.6   --         Restated Financial Data Schedule--Nine months ended September 30, 1996++

      27.7   --         Restated Financial Data Schedule--Six months ended June 30, 1996++

      27.8   --         Restated Financial Data Schedule--Three months ended March 31, 1996++

      27.9   --         Restated Financial Data Schedule--Year ended December 31, 1995+++

    (b) Reports on Form 8-K.

    (i) A Form 8-K, dated December 7, 1998, was filed with respect to the issuance of 246,606 shares of Common Stock to Peter Evans and his affiliates in connection with an acquisition. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

    (ii) A Form 8-K, dated December 22, 1998, was filed with respect to the issuance of 53,728 shares of Common Stock to Klaus Schmah in connection with an acquisition and 84,612 shares of Common Stock were issued to Joachim Staude in connection with an acquisition. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

    (c) Exhibits.

    See (3)(a)above.

  * Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).

 ** Incorporated by reference to Exhibits to the Registration Statement on Form
    S-1 (Registration No. 333-12471).

*** Incorporated by reference to Exhibits to the Registration Statement on Form
    S-3 (Registration No. 333-63499)

  + Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (Registration No. 000-21571)

 ++ Incorporated by reference to Exhibits to the Company's Annual Report on Form
    10-K/A for the year ended December 31, 1997 (Registration No. 000-21571)

+++ Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 17, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    The audits referred to in our report dated March 26, 1999 relating to the consolidated financial statements of TMP Worldwide Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

    In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                    /s/ BDO SEIDMAN, LLP

                                    BDO SEIDMAN, LLP

New York, New York
March 26, 1999

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             COLUMN C--
                                                   COLUMN B                  ADDITIONS                                 COLUMN E
                                               -----------------  --------------------------------                   -------------
                  COLUMN A                        BALANCE AT        CHARGED TO       CHARGED TO        COLUMN D       BALANCE AT
---------------------------------------------    BEGINNING OF        COSTS AND          OTHER       ---------------     END OF
                DESCRIPTIONS                        PERIOD           EXPENSES         ACCOUNTS        DEDUCTIONS        PERIOD
---------------------------------------------  -----------------  ---------------  ---------------  ---------------  -------------
Allowance for doubtful accounts

  Year ended December 31, 1996...............      $   3,865         $   3,131        $ 2,111(1)       $   1,800       $   7,307

  Year ended December 31, 1997...............      $   7,307         $   3,588        $ 1,923(1)       $   2,608       $  10,210

  Year ended December 31, 1998...............      $  10,210         $   4,895        $   286(1)       $   3,208       $  12,183

Restructuring Reserves

  Year ended December 31, 1997...............      $       0         $       0        $  17,663        $     862       $  16,801

  Year ended December 31, 1998...............      $  16,801         $       0        $  10,020        $  10,651       $  16,170

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

March 29, 1999

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

                      SIGNATURE                                        TITLE                         DATE
------------------------------------------------------  ------------------------------------  -------------------

                /s/ ANDREW J. MCKELVEY                  Chairman of the Board, President and    March 29, 1999
     -------------------------------------------          Director (principal executive
                  Andrew J. McKelvey                      officer)

                /s/ THOMAS G. COLLISON                  Vice Chairman (principal financial      March 29, 1999
     -------------------------------------------          officer)
                  Thomas G. Collison

                 /s/ JAMES J. TREACY                    Executive Vice President, Chief         March 29, 1999
     -------------------------------------------          Operating Officer and Director
                   James J. Treacy

                  /s/ ROXANE PREVITY                    Chief Financial Officer (principal      March 29, 1999
     -------------------------------------------          accounting officer)
                    Roxane Previty

                 /s/ GEORGE R. EISELE                   Director                                March 29, 1999
     -------------------------------------------
                   George R. Eisele

                 /s/ JOHN R. GAULDING                   Director                                March 29, 1999
     -------------------------------------------
                   John R. Gaulding

                 /s/ MICHAEL KAUFMAN                    Director                                March 29, 1999
     -------------------------------------------
                   Michael Kaufman

                    /s/ JOHN SWANN                      Director                                March 29, 1999
     -------------------------------------------
                      John Swann