Form 10-Q
period 1999-03-31
TMP WORLDWIDE INC
filed 1999-05-17
CIK 1020416

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           CLASS                           OUTSTANDING ON MAY  10, 1999
           Common Stock................................       33,811,942
           Class B Common Stock........................        2,381,000

                       TMP WORLDWIDE INC. AND SUBSIDIARIES


                                      INDEX


                                                                     PAGE NO.
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets--
                    March 31, 1999 and December 31, 1998......................2

              Consolidated Condensed Statements of Income--
                    Three Months Ended March 31, 1999 and 1998................3

              Consolidated Condensed Statements of Comprehensive Income--
                    Three Months Ended March 31, 1999  and 1998...............4

              Consolidated Condensed Statement of Stockholders' Equity--
                    Three Months Ended March 31, 1999.........................5

              Consolidated Condensed Statements of Cash Flows--
                    Three Months Ended March 31, 1999 and 1998................6

              Notes to Consolidated Condensed Financial Statements............7-13

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................14-20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk .....20

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings...............................................21
Item 2.       Changes in Securities and Use of Proceeds.......................21
Item 4.       Submission of Matters to a Vote of Security Holders.............21
Item 6.       Exhibits and Reports on Form 8-K................................21-22

                  Signatures..................................................23



                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                    March 31,       December 31,
                                                                                      1999              1998
                                                                                     --------         --------
                                                                                   (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents...................................................     $ 26,450        $  37,399
    Accounts receivable, net....................................................      327,793          299,921
    Work-in-process.............................................................       21,264           18,309
    Prepaid and other...........................................................       24,247           25,208
                                                                                     --------         --------
        Total current assets....................................................      399,754          380,837
Property and equipment, net.....................................................       62,054           60,564
Deferred income taxes...........................................................        6,495            6,599
Intangibles, net................................................................      217,222          200,053
Other assets....................................................................        6,939            9,893
                                                                                     --------         --------

                                                                                     $692,464         $657,946
                                                                                     --------         --------
                                                                                     --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................     $256,210         $254,309
     Accrued expenses and other liabilities.....................................       87,429           87,765
     Accrued restructuring costs................................................       14,312           16,170
     Deferred revenue...........................................................       15,756           13,348
     Deferred income taxes......................................................        4,407            5,904
     Current portion of long term debt..........................................       10,651           11,672
                                                                                     --------         --------
        Total current liabilities...............................................      388,765          389,168
Long term debt, less current portion............................................      130,696          119,551
Other liabilities...............................................................        8,818            7,871
                                                                                     --------         --------
        Total liabilities.......................................................      528,279          516,590
                                                                                     --------         --------

Minority interests..............................................................          601              509
                                                                                     --------         --------

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................        ---              ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--33,417,216, and 32,780,537
         shares, respectively...................................................           33               33
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding--2,381,000.......................................           2                2
     Additional paid-in capital.................................................      201,492          184,109
     Other comprehensive loss...................................................         (790)          (2,930)
     Deficit....................................................................      (37,153)         (40,367)
                                                                                     --------         --------

Total stockholders' equity......................................................      163,584          140,847
                                                                                     --------         --------

                                                                                     $692,464         $657,946
                                                                                     --------         --------
                                                                                     --------         --------

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1999              1998
                                                                                     --------          -------
Revenue:
Commissions and fees.....................................................           $ 125,230        $ 111,244
Temporary contracting....................................................              54,690           41,242
                                                                                     --------          -------
       Total revenue.....................................................             179,920          152,486
                                                                                     --------          -------

Operating expenses:
    Salaries and related costs...........................................              77,675           63,708
    Temporary contracting costs..........................................              45,416           38,886
    Office and general expenses..........................................              40,308           36,866
    Merger costs.........................................................               4,687             ---
    Amortization of intangibles..........................................               2,634            2,243
    CEO special bonus....................................................                 ---              375
                                                                                     --------          -------
       Total operating expenses .........................................             170,720          142,078
                                                                                     --------          -------

    Operating income.....................................................               9,200           10,408
                                                                                     --------          -------

Other income (expense):
    Interest expense net.................................................              (2,631)          (2,469)
    Other, net...........................................................                  72             (108)
                                                                                     --------          -------
       Total other income (expense), net.................................              (2,559)          (2,577)
                                                                                     --------          -------

Income before provision for income taxes, minority interests and
    equity in losses of affiliates.......................................               6,641            7,831
Provision for income taxes...............................................               3,228            3,253
                                                                                     --------          -------
Income before minority interests and equity in losses of affiliates......               3,413            4,578
Minority interests........................................................                 99               16
Equity in losses of affiliates...........................................                (100)             (87)
                                                                                     --------          -------
Net income...............................................................             $ 3,214          $ 4,475
                                                                                     --------          -------
                                                                                     --------          -------

Net income per common and Class B common share:
       Basic.............................................................            $   0.09          $  0.13
       Diluted...........................................................            $   0.09          $  0.12
Weighted average shares outstanding:
       Basic.............................................................              35,477           34,898
       Diluted...........................................................              37,093           36,204


     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,

                                                                                      1999              1998

Net income...............................................................            $  3,214         $  4,475
Foreign currency translation adjustment..................................               2,140            1,163
                                                                                     --------         --------
Comprehensive income.....................................................            $  5,354         $  5,638
                                                                                     --------         --------
                                                                                     --------         --------

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                              Class B
                                    Common Stock,          Common Stock,                   Other
                                   $.001 Par Value        $.001 Par Value     Additional   Compre-                      Total
                                   ---------------        ---------------      Paid-in     hensive                  Stockholders'
                                   Shares     Amount     Shares      Amount    Capital      Loss        Deficit        Equity
                                   ------     ------     ------      ------    -------      ----        -------        ------
Balance, December 31, 1998       32,780,537    $33       2,381,000     $2      $184,109     $(2,930)     $(40,367)       $140,847
Issuance of options to outside           --     --              --      --           45          --            --              45
  salespersons as commission
Issuance of common stock in
  connection with the               465,986     --              --      --        5,855          --            --           5,855
  exercise of options. . . .
Tax benefit from the exercise            --     --              --      --        2,637          --            --           2,637
  of stock options. . . .
Issuance of common stock in
  connection with acquisitions      149,216     --              --      --        7,944          --            --          7,944
Issuance of common stock
  for matching contribution to
  401(k) plan. . . . .               21,477     --              --      --          902          --            --            902
Foreign currency translation
  adjustment. . . . . . .                --     --              --      --           --        2,140           --          2,140

Net income. . . . . . . .                --     --              --      --           --          --         3,214          3,214
                                 ----------    ---       ---------     --      --------       -----      --------        --------
Balance, March 31, 1999          33,417,216    $33       2,381,000     $2      $201,492       $(790)     $(37,153)       $163,584
                                 ----------    ---       ---------     --      --------       -----      --------        --------
                                 ----------    ---       ---------     --      --------       -----      --------        --------




     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------
                                                                                      1999                1998
                                                                                     --------         --------
Cash flows from operating activities:
    Net income..................................................................      $ 3,214          $ 4,475
                                                                                     --------         --------
       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment..................        4,254            3,745
       Amortization of intangibles and deferred costs...........................        2,634            2,243
       Amortization of deferred compensation in connection
          with employee stay bonuses............................................        1,497               --
       Provision for doubtful accounts..........................................          889            1,285
       Common stock issued for matching contribution to 401(k) plan ............          902              641
       CEO special bonus........................................................           --              375
       Minority interests.......................................................           99               16
       Provision for deferred income taxes......................................       (1,393)             676
       Other....................................................................           --              108
       Tax benefit from the exercise of employee stock options..................        2,637               --
       Effect of M&B included in both March 31, 1998 and December 31, 1997......           --           (2,651)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        (Increase) in accounts receivable, net..................................      (24,143)          (8,395)
        (Increase) in work-in-process...........................................       (2,955)          (2,799)
        Decrease in prepaid and other...........................................        1,483            1,255
        Decrease in other assets................................................        1,485            1,017
        Increase (decrease) in accounts payable and accrued liabilities.........         (807)          (5,573)
                                                                                     --------         --------
          Total adjustments.....................................................      (13,418)          (8,057)
                                                                                     --------         --------
          Net cash used in operating activities.................................      (10,204)          (3,582)
                                                                                     --------         --------

Cash flows from investing activities:
       Capital expenditures.....................................................       (5,499)          (4,777)
       Payments for purchases of businesses, net of cash acquired...............      (12,022)          (1,283)
                                                                                     --------         --------
         Net cash used in investing activities..................................      (17,521)          (6,060)
                                                                                     --------         --------

Cash flows from financing activities:
       Payments on capitalized leases...........................................         (815)            (749)
       Borrowings under lines of credit and proceeds from issuance of debt......      305,290          234,482
       Repayments under lines of credit and principal payments on debt..........     (294,313)        (224,452)
       Cash received from the exercise of employee stock options................        5,855              215
       Dividends paid by pooled entities........................................           --              (63)
                                                                                     --------         --------
         Net cash provided by financing activities..............................       16,017            9,433
                                                                                     --------         --------

Effect of exchange rate changes on cash.........................................          759               48
                                                                                     --------         --------

Net decrease in cash and cash equivalents.......................................      (10,949)            (161)
Cash and cash equivalents, beginning of period..................................       37,399           26,985
                                                                                     --------         --------
Cash and cash equivalents, end of period........................................     $ 26,450         $ 26,824
                                                                                     --------         --------


     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION

    The consolidated condensed interim financial statements include the accounts of TMP Worldwide Inc. and all of its wholly-owned and majority-owned subsidiaries (collectively, "TMP" or the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

    The consolidated financial statements of the Company for the three months ended March 31, 1998 have been restated to give retroactive effect to the mergers with Johnson Smith & Knisely Inc. on May 6, 1998, TASA Holdings AG on August 31, 1998, Stackig, Inc. on September 30, 1998, Recruitment Solutions, Inc. on October 2, 1998, SunQuest L.L.C., d.b.a. the SMART Group on November 2, 1998, The Consulting Group (International) Limited on December 2, 1998 and Morgan & Banks Limited on January 28, 1999, which have been accounted for using the pooling of interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with the mergers had been issued for all periods presented. It is further suggested that these consolidated condensed financial statements be read in conjunction with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 1999.

    Results of operations for the interim periods are not necessarily indicative of annual results.

    Basic earnings per share assumes no dilution, and is computed by dividing income available to common and Class B common shareholders by the weighted average number of common and Class B common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants, and contingent shares.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

    March 31, 1999:
    Basic............................................       35,477
    Effect of assumed conversion of stock options....        1,616
                                                           -------
    Diluted..........................................       37,093
                                                           -------
                                                           -------

    March 31, 1998:
    Basic............................................       34,898
    Effect of assumed conversion of stock options....        1,306
                                                           -------
    Diluted..........................................       36,204
                                                           -------
                                                           -------

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 2-NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in four business segments: advertising (recruitment and yellow pages), Internet, search & selection and temporary contracting. The Company earns commission income for selling and placing yellow page and recruitment advertising to a large number of customers in many different industries, fees for executive and mid-level search & selection services, fees for advertisements placed on its Internet websites and revenue in connection with the providing of temporary contracting services. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Pacific Rim.


NOTE 3-BUSINESS ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period January 1, 1998 through March 31, 1999, the Company completed the following acquisitions which provided for the exchange of all the outstanding stock of each entity for shares of TMP common stock and are accounted for as poolings of interests:

                                        Nature of                                      Number of
               Entity                  Operations            Acquisition Date      TMP Shares Issued
-------------------------------        ----------            ----------------      -----------------
Johnson Smith & Knisely              Search & selection            May 6, 1998               771,353
TASA Holding AG                      Search & selection        August 31, 1998             1,703,894
Stackig, Inc.                        Advertising            September 30, 1998               507,082
Recruitment Solutions, Inc.          Search & selection        October 2, 1998               104,042
Sunquest, L.L.C. d.b.a. the
  SMART Group                        Advertising              November 2, 1998               309,702
The Consulting Group
  (International) Limited            Search & selection       December 2, 1998               246,606
Morgan & Banks Limited               Search & selection and   January 28, 1999             5,148,291
                                     Temporary Contracting

    Revenue, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the combining companies are as follows:

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                       March 31, 1998
                                                                                       --------------
REVENUE

TMP, as previously reported on Form 10-Q/A......................................         $ 72,997
Johnson, Smith & Knisely........................................................            7,396
TASA Holding AG.................................................................            9,629
Stackig, Inc....................................................................            2,969
SunQuest, L.L.C. d.b.a The SMART Group..........................................              438
Recruitment Solutions, Inc......................................................                4
The Consulting Group (International) Ltd........................................            1,764
Morgan & Banks Limited..........................................................           57,289
                                                                                         --------
TMP, as restated................................................................         $152,486
                                                                                         --------
                                                                                         --------


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3-BUSINESS ACQUISITIONS (CONT'D)


NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON STOCKHOLDERS
TMP, as previously reported on Form 10-Q/A......................................           $1,985
Johnson, Smith & Knisely........................................................              488
TASA Holding AG.................................................................               87
Stackig, Inc....................................................................              191
SunQuest, L.L.C. d.b.a The SMART Group..........................................               32
Recruitment Solutions, Inc......................................................             (116)
The Consulting Group (International) Ltd........................................              423
Morgan & Banks Limited..........................................................            1,385
                                                                                           ------
TMP, as restated................................................................           $4,475
                                                                                           ------
                                                                                           ------

NET INCOME PER COMMON AND CLASS B COMMON SHARE
TMP, as previously reported on Form 10-Q/A:
   Basic........................................................................           $ 0.08
   Diluted......................................................................           $ 0.07
Restated:
   Basic........................................................................           $ 0.13
   Diluted......................................................................           $ 0.12

MERGER COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

In connection with the poolings of interests transactions, the Company expensed merger related costs of $4,687. The $4,687 of merger costs for the period ended March 31, 1999 consists of (1) $1,497 of non-cash employee stay bonuses which is the amortization of $5,986 recorded as prepaid compensation and a corresponding long-term liability, being expensed over the eighteen months from April 1, 1998 to September 30, 1999 for TMP shares set aside for key personnel of Johnson Smith & Knisely and The Consulting Group Limited who must remain employees of the Company for a full year in order to earn such shares and (2) $3,190 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

In addition to the poolings of interests transactions discussed above, in the three month period ended March 31, 1999, the Company completed five acquisitions using the purchase method of accounting, two search and selection firms (one with operations in eastern Europe and one in Belgium), two recruitment advertising firms (one in Spain and one in France) and a yellow page advertising firm in Long Island, New York. The purchase price paid for these acquisitions was approximately $22,117, including 172,616 shares. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

The summarized unaudited pro forma results of operations set forth below for the three month periods ended March 31, 1999 and 1998 and the year ended December 31, 1998 assume that the acquisitions in 1999 and 1998 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                Three Months Ended March 31,            Year Ended December 31,
                                                ----------------------------            -----------------------
                                                  1999              1998                        1998
                                                  ----              ----                        ----
Total revenue...............................   $180,916         $ 158,895                   $ 684,290

Net income applicable to common and
Class B common stockholders  ...............   $  3,282         $   4,380                   $  11,102


Net income per common and Class B common share:
    Basic...................................   $   0.09         $    0.12                   $    0.31
    Diluted.................................   $   0.09         $    0.12                   $    0.31


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)


NOTE 3-BUSINESS ACQUISITIONS (CONT'D)

    The pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED RESTRUCTURING COSTS
        In connection with the acquisitions made in 1997 and accounted for using the purchase method, the Company developed plans to restructure the operations of the acquired companies. Such plans involve the closure of certain offices of the acquired companies and the termination of certain management and employees. The objective of the plans is to create a single brand in the related markets in which the Company operates. The preliminary plans were finalized in July 1998. These costs and liabilities include:


                                                           Balance                                          Balance
                                                          12/31/98     Additions         Payments           3/31/99
                                                          --------     ---------         --------           -------
Assumed obligations on leased facilities to be closed      $ 9,228            --            $(284)          $ 8,944
Consolidation of acquired facilities                         2,745            --           (1,356)            1,389
Contracted lease payments exceeding current
  market costs                                                 707            --              (35)              672
Severance, relocation and other employee costs               1,737            --             (181)            1,556
Pension obligations                                          1,753            --               (2)            1,751
                                                           -------     ---------            -----           -------
Total                                                      $16,170            --          $(1,858)          $14,312
                                                           -------     ---------            -----           -------
                                                           -------     ---------            -----           -------



    Accrued liabilities for surplus property in the amount of $9,054 as of March 31, 1999 relate to 18 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or became surplus as a result of the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of sublease revenue on existing subleases.

    Other costs associated with the closure of existing offices of acquired companies in the amount of $2,619 as of March 31, 1999, relate to the termination costs of contracts relating to billing systems, external reporting systems and other contractual agreements with third parties.

Above market lease costs in the amount of $672 as of March 31, 1999 relate to the present value of contractual lease payments in excess of current market lease rates.

    Estimated severance payments, employee relocation expenses and other employee costs in the amount of $1,576 as of March 31, 1999 relates to estimated severance for terminated employees at locations to be closed, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters management and administrative personnel. As of March 31, 1999 the accrual related to approximately 40 employees including senior management, sales, service and administrative personnel.

    Pension obligations in the amount of $1,751 were assumed in connection with the acquisition of Austin Knight; alternative funding methods are being reviewed.

    The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Additional future costs incurred, resulting from revised plan actions occurring after March 31, 1999, in excess of the amounts previously recorded as goodwill will be charged to operations in the period in which they occur.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA

The Company is engaged in four lines of business: advertising (recruitment and yellow pages), Internet, search & selection and temporary contracting. Operations are conducted in several geographic regions: North America, the Pacific Rim (primarily in Australia, New Zealand and Japan) the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic segment, for the three months ended March 31, 1999 and 1998.


                                                                            SEARCH &         TEMPORARY
INFORMATION BY BUSINESS SEGMENT         ADVERTISING         INTERNET          SELECTION       CONTRACTING     TOTAL
-------------------------------         -----------         --------          ---------       -----------     -----

MARCH 31, 1999
--------------
Revenue
    Traditional sources.............      $64,991          $  ----           $40,132          $54,690        $159,813
    Internet........................        2,109           17,061               445              492          20,107
                                          -------          -------             -----          -------           -----
Total revenue.......................       67,100           17,061            40,577           55,182         179,920
                                          -------          -------             -----          -------           -----

Operating expenses:
    Salaries and related costs, office
         & general and CEO special
         bonus......................       55,025           18,709            36,580(a)         7,669(a)      117,983
    Temporary contracting costs.....         ----             ----              ----           45,416          45,416
    Merger costs....................           79             ----             4,608             ----           4,687
    Amortization of intangibles.....        2,329               58               221               26           2,634
                                          -------          -------             -----          -------           -----
Total expenses......................       57,433           18,767            41,409           53,111         170,720
                                          -------          -------             -----          -------           -----
Operating income....................      $ 9,667          $(1,706)            $(832)         $ 2,071           9,200
                                          -------          -------             -----          -------           -----

Other income (expense):
    Interest expense, net...........            *                *                 *                *          (2,631)
    Other, net......................            *                *                 *                *              72
                                                                                                              -------
Income before provision for income
    taxes, minority interests and
    equity in losses of affiliates..            *                *                 *                *         $ 6,641
                                                                                                              -------
                                                                                                              -------

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONT'D)

                                                                            SEARCH &         TEMPORARY
INFORMATION BY BUSINESS SEGMENT       ADVERTISING         INTERNET          SELECTION       CONTRACTING        TOTAL
-------------------------------       -----------         --------          ---------       -----------        ------
MARCH 31, 1998
Revenue
    Traditional sources.............      $65,485          $    --           $38,057          $41,242        $144,784
    Internet........................          663            7,039                --               --           7,702
                                      -----------         --------          ---------       -----------        ------
Total revenue.......................       66,148            7,039            38,057           41,242         152,486
                                      -----------         --------          ---------       -----------        ------

Operating expenses:
    Salaries and related costs, office
      & general and CEO special
      bonus.........................       56,704(a)         8,196            34,518(a)         1,531         100,949
    Temporary contracting costs.....           --               --                --           38,886          38,886
    Merger costs....................           --               --                --               --              --
    Amortization of intangibles.....        2,054               58               106               25           2,243
                                      -----------         --------          ---------       -----------        ------

Total expenses......................       58,758            8,254            34,624           40,442         142,078
                                      -----------         --------          ---------       -----------        ------


Operating income....................       $7,390          $(1,215)          $ 3,433            $ 800          10,408
                                      -----------         --------          ---------       -----------
Other income (expense):
    Other, net......................                                                                           (2,469)
    Interest expense, net...........            *                *                 *                *            (108)
                                                                                                               ------


Income before provision for income
    taxes, minority interests and
    equity in losses of affiliates..            *                *                 *                *          $7,831
                                                                                                              -------
                                                                                                              -------


    (a) includes Internet expense of $955 for 1999 and $464 for 1998.
     *  = not allocated


                                                                             UNITED         CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION     NORTH AMERICA      PACIFIC RIM          KINGDOM          EUROPE             TOTAL
--------------------------------     --------------     -----------          -------          ------             -----
MARCH 31, 1999
    Total revenue...................      $63,505          $73,458           $24,580          $18,377        $179,920
    Income (loss) before income taxes,
        minority interests and equity
        in losses of affiliates.....      $(1,934)          $2,629            $1,668           $4,278          $6,641


MARCH 31, 1998
    Total revenue...................      $58,849          $54,197           $29,116          $10,324        $152,486
    Income (loss) before income taxes,
        minority interests and equity
        in losses of affiliates.....      $(1,075)          $2,745            $3,611           $2,550          $7,831


NOTE  5-LAI WORLDWIDE ACQUISITION

    On March 11, 1999 the Company and LAI Worldwide ("LAI") announced that they had entered into an agreement by which the Company will acquire all of the outstanding shares of LAI in exchange for TMP common stock in accordance with the terms of the agreement. The transaction is expected to be accounted for as a pooling of interests.

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

NOTE  5-LAI WORLDWIDE ACQUISITION (CONT'D)

    Under the terms of the agreement, each share of LAI stock will be exchanged for 0.1321 shares of the Company common stock, assuming that the average share price of the Company's common stock for the 20 days ending on the 2nd day prior to closing is between $42.00 and $64.00 per share. Should such 20-day average share price fall below $42.00 per share, unless the Company elects to terminate the acquisition, the exchange ratio will be adjusted to that obtained by dividing $5.55 by the Company's 20-day average stock price measured prior to closing. Should such 20-day average share price exceed $64.00 per share, the exchange ratio will be adjusted to that obtained by dividing $8.45 by the Company's 20-day average stock price measured prior to closing, but not below that which would provide LAI shareholders with a fraction of a share of the Company's common stock equal to $5.55. Based on the exchange ratio of 0.1321, the Company expects to issue approximately 1.2 million shares, including the effect of options. The agreement is subject to customary closing conditions, including approval by the shareholders of LAI.

                               TMP WORLDWIDE INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING OUR OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. IN ADDITION, WHEN USED HEREIN, THE WORDS "ESTIMATE", "PROJECT", "BELIEVE", "ANTICIPATE", AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS WHICH REFLECT OUR CURRENT VIEWS AS TO FUTURE EVENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND OUR INTERNET CONTENT, (II) THAT WE HAVE GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT WE WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE OUR GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) BUSINESS SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY (IX) CERTAIN TRANSACTIONS WITH AFFILIATED PARTIES AND THE OTHER RISKS DETAILED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

OVERVIEW

    A substantial part of our growth has been achieved through acquisitions. For the period January 1, 1996 through December 31, 1998, we completed 45 acquisitions. Of the acquisitions completed during 1998, six, Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group, and The Consulting Group (International) Limited ("TCG"), (the "Pooled Companies") are being accounted for as poolings of interests. Approximately 3.6 million shares of our common stock were issued in exchange for all of the outstanding common stock of the Pooled Companies (the "1998 Mergers"). Furthermore on January 28, 1999, we completed the acquisition of Morgan & Banks Limited ("M&B"), which provided for the exchange of all of the outstanding stock of M&B for 5,148,291 shares of TMP common stock and which has been accounted for as a pooling of interests (the "M&B Merger"). Accordingly, the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which reflect the consummation of the 1998 Mergers, have been retroactively restated in our Current Report on Form 8-K filed on April 21, 1999, to reflect the M&B Merger and, as a result, the financial position, results of operations and cash flows are presented as if the Pooled Companies and M&B had been consolidated for all periods presented. In addition, for the period January 1, through March 31, 1999, we completed five acquisitions, which were accounted for using the purchase method, with estimated annual gross billings of approximately $8.0 million. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

    Gross billings refer to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services, fees earned for search & selection and related services, and revenue from temporary contracting services. While gross billings are not included in our consolidated financial statements because they include a substantial amount of funds which are collected from our clients but passed through to publishers for advertisements, the trends in gross billings directly impact the total revenue earned. For recruitment and yellow page advertising, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. Publishers typically bill us for the advertising purchased by our clients and we in turn bill our clients for this amount. Generally, the payment terms with yellow page clients require payment to us prior to the date payment is due to the publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    We design and execute yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1998, 1997 and 1996 were $0.9 million, $2.0 million and $3.5 million, respectively. For recruitment advertising placements in the U.S., publisher commissions average 15% of recruitment advertising gross billings. We also earn fees from value-added services such as recruitment & retention programs, design, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. We also earn fees for recruitment advertisements and related services on our career oriented Web sites on the Internet.

    Through our search & selection services, we identify and screen candidates for hiring by clients based on criteria established by such clients. We entered this business by acquiring in 1998, JSK, the 12th largest executive search firm in the U.S. according to Kennedy Publications, an official ranking service for the search industry, TASA, an international executive search firm, both of which were recorded as poolings of interests, and five regional European firms, including, TCG, which acquisition was recorded as a pooling of interests and in January 1999, M&B, the largest search and selection firm in Australia.

    Primarily as a result of acquisitions which are included in the financial statements using the purchase method of accounting from their respective dates of acquisitions made from January 1, 1996 through March 31, 1999, our total revenue increased from $152.5 million in 1998 to $179.9 million in 1999. We are continuously monitoring the marketplace for opportunities to expand our presence in both yellow page and recruitment advertising, which include Internet-related opportunities, and intend to continue our acquisition strategy to supplement our internal growth and the expansion of our Internet business.

    Based on our consolidated results for the periods ended March 31, 1999 and 1998, 64.7%, and 61.4%, respectively, of our consolidated revenue were attributable to clients outside the U.S.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, revenue, revenue as a percentage of gross billings, EBITDA and cash flows.


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       1999             1998
                                                                                     --------         --------
                                                                                          (in thousands)
GROSS BILLINGS:
Recruitment advertising..................................................            $195,297         $206,618
Yellow page advertising..................................................             113,147          108,012
Search & selection.......................................................              40,813           38,057
Internet(1)  ............................................................              22,435            8,536
Temporary contracting....................................................              54,690           41,242
                                                                                     --------         --------
Total  ..................................................................            $426,382         $402,465
                                                                                     --------         --------
REVENUES:
Recruitment advertising..................................................            $ 42,543         $ 43,478
Yellow page advertising..................................................              22,448           22,007
Search & selection.......................................................              40,132           38,057
Internet(1)  ............................................................              20,107            7,702
                                                                                     --------         --------
Total commissions and fees...............................................             125,230          111,244

Temporary contracting....................................................              54,690           41,242
                                                                                     --------         --------
Total revenue............................................................            $179,920         $152,486
                                                                                     --------         --------


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                  Three Months Ended March 31,
                                                                                  ---------------------------
                                                                                      1999            1998
                                                                                      ----            ----

                                                                                          (in thousands)
REVENUE AS A PERCENTAGE OF GROSS BILLINGS
Recruitment advertising..................................................             21.8%            21.0%
Yellow page advertising..................................................             19.8%            20.4%
Search & selection.......................................................             98.3%           100.0%
Internet(1)  ............................................................             89.6%            90.2%
Total commissions and fees...............................................             33.7%            30.8%
Temporary contracting....................................................            100.0%           100.0%

Total revenue............................................................             42.2%            37.9%

EBITDA(2) ...............................................................          $ 17,458          $16,185

Cash used in operating activities........................................          $(10,204)         $(3,582)
Cash used in investing activities........................................          $(17,521)         $(6,060)
Cash provided by financing activities....................................          $ 16,017          $ 9,433
Effect of exchange rates on cash.........................................          $    759          $    48


(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, primarily on our own Web sites.

(2) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about our ability to meet our future debt service, capital expenditure and working capital requirements and is one of the measures which determines our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA for the indicated periods is calculated as follows:


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       1999             1998
                                                                                       ----             ----
                                                                                          (in thousands)
Net income...............................................................             $ 3,214          $ 4,475
Interest expense, net....................................................               2,631            2,469
Income tax expense.......................................................               3,228            3,253
Depreciation & amortization..............................................               8,385            5,988
                                                                                      -------          -------
EBITDA ..................................................................             $17,458          $16,185
                                                                                      -------          -------


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Gross billings for the three months ended March 31, 1999 were $426.4 million, a net increase of $23.9 million or 5.9% from $402.5 million for the three months ended March 31, 1998. Revenue for the three months ended March 31, 1999 were $179.9 million, an increase of $27.4 million or 18.0% from $152.5 million in the comparable three months of 1998. Recruitment commissions & fees were $42.5 million for the three months ended March 31, 1999 compared with $43.5 million for the three months ended March 31, 1998, a decrease of $1.0 million or 2.2%. This decrease was primarily due to a decline in print media advertising in the U.S. and the U.K., offset substantially by an increase in creative and collateral business (such as: campaign development, referral & retention programs, multi-media presentations, brochures and posters) for existing clients, growth from new and existing clients in Continental Europe and acquisitions. Yellow page commissions and fees were $22.4 million for the three months ended March 31, 1999, an increase of $.4 million or 2.0% from $22.0 million for the comparable three months of 1998. This increase was due to increases in client spending, net of new clients and acquisitions. Search & selection commissions and fees were $40.1 million up $2.0 million or 5.5% from $38.1 million for the comparable three months of 1998, due primarily to acquisitions in Europe. Internet commissions and fees for the three months ended March 31, 1999 were $20.1 million, an increase of 161.1% or $12.4 million as compared with $7.7 million for the three months ended March 31, 1998. The increase in Internet revenue from the March 1998 period to the March 1999 period, is due to: (i) an increasing acceptance of our Internet services and products from existing clients, new clients and Internet users, (ii) price increases on certain products, (iii) increases in the services and content available on our Websites, (iv) expansion into certain European markets and (v) the benefits of strategic alliances with other Internet service and content providers. Temporary contracting revenue was $54.7 million, up $13.5 million or 32.6% from $41.2 million for the period ended March 31, 1998. The increase reflects an increase in the number of contractors placed due to increased marketing efforts, a greater need for information technology personnel and an increase in the executive temporary contracting business, which has a mark-up higher than for general and support staff.

          Operating expenses for the three months ended March 31, 1999 were $170.7 million, compared with $142.1 million for the same period in 1998. The increase of $28.6 million or 20.2 % is primarily due to (a) $12.7 million in expenses for temporary contracting operations, (b) $10.9 million in higher operating costs to support expanding Internet operations and (c) $4.7 million in merger costs related to acquisitions accounted for as poolings of interest. Salaries and related costs for the three months ended March 31, 1999 were $77.7 million or 43.2% of revenue, compared with $63.7 million or 41.8% of revenue for the same period in 1998. The increase of $14.0 million or 21.9% is primarily due to increased Internet operations and acquisitions. Temporary contracting costs were $45.4 million an increase of $6.5 million or 16.8% over the $38.9 million for the comparable period in 1998. This increase is due to the increase in business, as discussed above. Office and general expenses for the three months ended March 31, 1999 were $40.3 million or 22.4 % of revenue, compared with $36.9 million or 24.2% of revenue for the same period in 1998. The increase of $3.4 million or 9.3% is primarily due to higher marketing costs for our Internet operations, including Monster.comsm, partially offset by reductions in recruitment advertising reflecting increased economies of scale. Additionally, the decrease as a percentage of revenue was affected by the higher temporary contracting revenue which did not result in a similar increase in office and general expenses. Merger costs for the three months ended March 31, 1999 were $4.7 million, the majority of which were related to the M&B acquisition but also included $1.5 million for the amortization of employee stay bonuses payable in stock in connection with certain of the acquisitions consummated in 1998 accounted for as poolings of interests.

         As a result of the above, operating income for the three months ended March 31, 1999 was $9.2 million a decrease of $1.2 million or 11.6 % from $10.4 million for the comparable period last year.

         Net interest expense for the three months ended March 31, 1999 was $2.6 million, an increase of $0.1 million or 6.6%, from $2.5 million for the comparable 1998 period. This increase reflects additional borrowings for acquisitions and equipment financing.

         Taxes on income for the three months ended March 31, 1999 were $3.2 million on a $6.6 million pre-tax profit compared with a tax expense of $3.3 million on a $7.8 million pre-tax profit for the same period last year. The effective tax rate for the three month period ended March 31, 1999 was 48.6%, up from the 41.5% effective rate for the comparable period in 1998. The higher 1999 rate reflects the effects of a portion of the merger costs, which are not deductible for tax purposes.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Minority interests in consolidated earnings for the three months ended March 31, 1999 was $99,000 compared with $16,000 for the three months ended March 31, 1998. Equity in losses of unconsolidated subsidiaries, which reflects losses associated with the real estate advertising company in which the Company holds a minority interest, was a loss of $100,000 for the three months ended March 31, 1999 compared with a loss of $87,000 for the comparable period in 1998.

        As a result of all of the above, net income available to common and Class B common stockholders for the three months ended March 31, 1999 was $3.2 million, a decrease of $1.3 million from $4.5 million for the three months ended March 31, 1998. On a diluted per share basis, net income available to common and Class B common stockholders for the three months ended March 31, 1999 was $0.09, a decrease of $0.03 or 25.0% from $0.12 for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the three months ended March 31, 1999 was $10.2 million compared with a use of $3.6 million for the three months ended March 31, 1998. This increase of $6.6 million was primarily due to $8.3 million from the net effect of increases in accounts receivable over the increases in accounts payable & accrued liabilities, as adjusted for the tax benefit from the exercise of employee stock options, for the three months ended March 31, 1999 over the net effect of the changes for these accounts for the three months ended March 31, 1998, offset in part by
(a) $1.2 million more from funds provided by net income and non-cash charges to earnings for the period ended March 31, 1999 than for the period ended March 31, 1998 and (b) a $0.5 million net decline in work in process, and prepaid and other assets. In addition, EBITDA was $17.5 million for the three months ended March 31, 1999 an increase of $1.3 million or 7.9% from $16.2 million for the three months ended March 31, 1998. The increase in EBITDA resulted from higher depreciation and amortization in 1999 offset in part by lower operating results, as discussed above.

         Our investing activities for the three months ended March 31, 1999 used cash of $17.5 million compared with $6.1 million for the three months ended March 31, 1998. The $11.4 million increase reflects a $10.7 million increase in payments for purchases of businesses, net of cash acquired, and by an increase of $0.7 million in capital expenditures over the same period in 1998.

          Our financing activities for the three month period ended March 31, 1999 provided net cash of $16.0 million, compared with $9.4 million for the three month period ended March 31, 1998. This increase of $6.6 million primarily reflects a $5.7 million increase in cash received from the exercise of employee stock options and a $0.9 million increase in net borrowings for debt under our line of credit and other borrowings for the three months ended March 31, 1999 compared to March 31, 1998.

         At March 31, 1999, we had a $175 million committed line of credit from our primary lender pursuant to a revolving credit agreement. Of such line, at March 31, 1999, approximately $53.5 million was unused and accounts receivable as defined in the agreement is sufficient to allow draw down of the entire amount. In addition, we have secured lines of credit aggregating $22.9 million for its operations in Australia, France, Belgium and the Netherlands of which approximately $12.8 million was unused at March 31, 1999.

         Cash and cash equivalents at March 31, 1999 equaled $26.5 million, a decrease of $0.3 million from $26.8 million at March 31, 1998.

         Management believes that the aggregate lines of credit available to us, plus funds provided by operations will be adequate to support our short-term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. We anticipate that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support our long term cash requirements as presently contemplated. However, if we determine that conditions are favorable, we would consider additional corporate financing or capital transactions.

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

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

    In addition, we cannot assure you that governmental agencies, utility companies, internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the internet or prevent users from accessing our Websites which could have a material adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLAN

    As discussed above, we are engaged in an ongoing Year 2000 assessment and have not yet developed any contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $105.0 million as of March 31, 1999. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

         The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended March 31, 1999 approximately 64.7% of our revenue was earned outside the United States and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.


On April 27, 1999, Monster Cable Products, Inc. of Brisbane, California ("Monster Cable") filed a civil action against TMP in United States District Court for the Northern District of California. Monster Cable manufactures and sells audio equipment, primarily cables and cable accessories, under the trademarks MONSTER and MONSTER CABLE. The lawsuit claims that TMP's use and registration of THE MONSTER BOARD, MONSTER.COM and other "MONSTER" trademarks, and TMP's ownership of the Internet domain name monster.com, infringes and dilutes Monster Cable's trademarks. Monster Cable seeks, inter alia, an injunction against any use of any MONSTER trademark by TMP, transfer of the monster.com domain name and 1-800-MONSTER telephone number to Monster Cable, an award of all of TMP's profits arising from the alleged infringement, costs and attorneys' fees.

In the opinion of TMP's outside trademark counsel, based upon the facts as they are now known, the Monster Cable lawsuit is without merit. TMP intends to defend the lawsuit aggressively.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) During the first quarter of 1999, we issued and sold unregistered securities in the amounts, at the times, and for the aggregate amounts of consideration listed as follows:

         i On January 19, 1999, we issued an aggregate of 18,186 shares of our common stock in connection with our purchase of all of the outstanding shares of common stock of Milnat Associates, Inc. and all of the outstanding membership interests in Directory Express LLC pursuant to Section 4(2) of the Securities Act of 1933.

         ii On January 28, 1999, we issued 5,148,921 shares of our common stock in connection with our purchase of all of the outstanding capital stock of Morgan & Banks Limited ("M&B") pursuant to the exemption provided by Section 3(a)(10) of the Securities Act of 1933.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                  In January 1999, Andrew J. McKelvey, as majority stockholder, acted by written consent and approved the issuance of shares of common stock required to acquire M&B. Reference is made to our Information Statement on
Schedule 14C dated January 6, 1999.

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

                  10.1 Amendment No. 2 to Employment  Agreement  dated
                       May 1, 1999, between TMP Worldwide Inc. and Andrew J. Mckelvey.
                  27.1 Financial Data Schedule
                  27.2 Financial Data Schedule


(b) The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1999:

              i The Company's Current Report on Form 8-K dated February 1, 1999, relating to the announcement of the M&B acquisition and the release of the results of the Company's operations for the one month and ten months ended October 31, 1998.

              ii The Company's Current Report on Form 8-K dated February 12, 1999, relating to the financial statements of M&B as of September 30, 1998 and March 31, 1998 and 1997, for the six months ended September 30, 1998 and 1997 and for each of the three years in the period ended March 31, 1998 and the unaudited proforma condensed combined financial information relating to the acquisition of M&B.

              iii The Company's Current Report on Form 8-K dated March 5, 1999, relating to a press release announcing the results of operations of the Company for the year ended December 31, 1998, issued by the Company on March 2, 1999.

              iv The Company's Current Report on Form 8-K dated March 17, 1999, relating to the restatement of the Company's consolidated financial statements as of September 30, 1998 and December 31, 1997 and 1996, for the nine months ended September 30, 1998 and 1997 and for each of the three years in the period ended December 31, 1997 to reflect the acquisitions, which are being accounted for as poolings of interests, consummated by the Company from the October 1, 1998 through January 31, 1999.

                  Items 3 and 5 of this report are not applicable.

                               TMP WORLDWIDE INC.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TMP WORLDWIDE INC.
                                         (Registrant)


Date:  May 13, 1999                      /S/  THOMAS G. COLLISON
                                         -----------------------
                                         THOMAS G. COLLISON
                                         VICE CHAIRMAN
                                         (PRINCIPAL FINANCIAL OFFICER)

Date:  May 13, 1999                      /S/  ROXANE PREVITY
                                         -------------------
                                         ROXANE PREVITY
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)