Form 10-Q
period 1999-06-30
TMP WORLDWIDE INC
filed 1999-08-16
CIK 1020416

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

                 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.



          Class                           Outstanding On August 9, 1999
          -----                           -----------------------------

          Common Stock                               35,291,190
          Class B Common Stock                        2,381,000


                       TMP WORLDWIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                 Page No.
PART I            FINANCIAL INFORMATION

Item 1.            Financial Statements

           Consolidated Condensed Balance Sheets--
                    June 30, 1999 and December 31, 1998......................................        2

           Consolidated Condensed Statements of Income--
                    Three Months and Six Months Ended June 30, 1999 and 1998.................        3

           Consolidated Condensed Statements of Comprehensive Income --
                    Three and Six Months Ended June 30, 1999 and 1998........................        4

           Consolidated Condensed Statement of Stockholders' Equity--
                    Six Months Ended June 30, 1999...........................................        5

           Consolidated Condensed Statements of Cash Flows--
                    Six Months Ended June 30, 1999 and 1998..................................        6

           Notes to Consolidated Condensed Financial Statements..............................        7-17

Item 2.            Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................        18-26

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................    26

PART II           OTHER INFORMATION

Item 2. (c)       Changes In Securities and Use of Proceeds..................................        27
Item 4.           Submission of Matters to a Vote of Security-Holders........................        28
Item 6.           Exhibits and Reports on Form 8-K...........................................        28

                  Signatures.................................................................        29


                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                    June 30,        December 31,
                                                                                      1999              1998
                                                                                    --------        ------------
                                                                                   (unaudited)

ASSETS

Current assets:
   Cash and cash equivalents....................................................    $  38,390       $   38,826
   Accounts receivable, net.....................................................      352,285          310,699
   Work-in-process..............................................................       19,833           18,309
   Prepaid and other............................................................       26,806           26,427
                                                                                     --------         --------
         Total current assets...................................................      437,314          394,261
Property and equipment, net.....................................................       65,871           61,584
Deferred income taxes...........................................................        8,173            6,599
Intangibles, net................................................................      226,418          200,374
Other assets....................................................................       10,265           10,882
                                                                                     --------       ----------
                                                                                     $748,041         $673,700
                                                                                     --------       ----------
                                                                                     --------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................      $288,077        $259,841
   Accrued expenses and other liabilities.......................................       81,652           92,545
   Accrued restructuring costs..................................................       12,657           16,170
   Deferred revenue.............................................................       25,020           13,933
   Deferred income taxes........................................................        6,802            6,438
   Current portion of long term debt............................................       10,384           13,067
                                                                                     ---------       ---------
         Total current liabilities..............................................      424,592          401,994
Long term debt, less current portion ...........................................      133,026          119,593
Other liabilities...............................................................        6,611            7,871
                                                                                     --------        ---------
         Total liabilities......................................................      564,229          529,458
                                                                                      -------         --------

Minority interests..............................................................          ---             509

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................          ---            ---
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--34,627,686 and  33,680,777
         shares, respectively...................................................           35               34
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding--2,381,000 and 2,381,000 shares,
             respectively.......................................................            2                2
      Additional paid-in capital................................................      211,290          183,148
      Other comprehensive loss..................................................       (2,774)          (3,016)
Accumulated deficit.............................................................      (24,741)         (36,435)
                                                                                     --------        ---------

            Total stockholders' equity..........................................      183,812          143,733
                                                                                     --------        ---------

                                                                                     $748,041         $673,700
                                                                                     --------        ---------
                                                                                     --------        ---------



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)
                                   (unaudited)


                                                Three Months Ended June 30,         Six Months Ended June 30,
                                               ----------------------------         --------------------------
                                                 1999              1998               1999              1998
                                               --------          --------           --------          --------

Net commissions and fees ...................   $157,045          $134,566            $295,321         $252,003
                                               --------          --------           --------          --------

Operating expenses:
   Salaries and related costs...............     88,751            76,945             168,555          142,719
   Office and general expenses..............     44,252            37,324              85,485           75,251
   Merger and integration costs.............      3,346             2,487               8,033            2,487
   Amortization of intangibles..............      2,622             2,738               5,256            4,981
   CEO special bonus........................       ----               375                ----              750
                                               --------          --------            --------         --------
       Total operating expenses ............    138,971           119,869             267,329          226,188
                                               --------          --------            --------         --------

Operating income............................     18,074            14,697              27,992           25,815
                                               --------          --------            --------         --------

Other income (expense):
   Interest expense, net....................     (1,834)           (2,425)             (4,564)          (4,891)
   Other, net...............................        (16)             (238)                (59)            (335)
                                               --------          --------            --------         --------
       Total other expense, net.............     (1,850)           (2,663)             (4,623)          (5,226)
                                               --------          --------            --------         --------

Income before provision for income taxes,
       minority interests and equity in
       losses of affiliates.................     16,224            12,034              23,369           20,589
Provision for income taxes..................      7,419             5,255              10,475            8,671
                                               --------          --------            --------         --------
Income before minority interests
       and equity in losses of affiliates...      8,805             6,779              12,894           11,918
Minority interests..........................          8               (17)                107               (1)
Equity in losses of affiliates..............       (100)              (87)               (200)            (174)
                                               --------          --------            --------         --------

Net income applicable to common and

       Class B common stockholders..........    $ 8,697           $ 6,709            $ 12,587         $ 11,745
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------

Net income per common and Class B common share:

       Basic................................   $   0.24          $   0.19            $   0.34         $   0.33
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------
       Diluted..............................   $   0.23          $   0.18            $   0.33         $   0.32
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------


Weighted average shares outstanding:

       Basic................................     36,644            35,846              36,540           35,821
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------
       Diluted..............................     38,352            36,923              38,217           36,815
                                               --------          --------            --------         --------
                                               --------          --------            --------         --------



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)
                                   (unaudited)


                                                                                     Six Months Ended June 30,
                                                                                   ---------------------------
                                                                                      1999              1998
                                                                                   ----------        ---------

   Net income...............................................................          $12,587          $11,745
   Foreign currency translation adjustment..................................              242              829
                                                                                   ----------        ---------
   Comprehensive income.....................................................          $12,829          $12,574
                                                                                   ----------        ---------
                                                                                   ----------        ---------



                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
                                                                                      1999              1998
                                                                                   ----------        ---------
   Net income...............................................................          $8,697           $6,709
   Foreign currency translation adjustment..................................         (1,854)            1,121
                                                                                   ----------        ---------
   Comprehensive income.....................................................          $6,843           $7,830
                                                                                   ----------        ---------
                                                                                   ----------        ---------


     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                         Class B
                                       Common Stock,                   Common Stock,
                                      $.001 Par Value                 $.001 Par Value           Additional         Other
                                --------------------------      --------------------------       Paid-in       Comprehensive
                                  Shares          Amount           Shares         Amount         Capital           Loss
                                ----------      ----------      ----------      ----------      ----------     -------------

Balance, January 1, 1999 .      33,680,777      $       34       2,381,000      $        2      $  183,148      $   (3,016)
Issuance of common stock
  in connection with the
  exercise of options ....         572,317               1            --              --             7,163            --
Issuance of common stock
  in connection with
  acquisitions ...........         173,761            --              --              --             9,380            --
Issuance of  common
  stock  for matching
  contribution to 401(k)
  plan ...................          21,477            --              --              --               902            --
Issuance of common stock
  for employee stay
  bonuses ................         159,923            --              --              --             5,133            --
Issuance of common stock
  for purchase of minority
  interest ...............          19,431            --              --              --             1,210            --
Issuance of compensatory
  stock options ..........            --              --              --              --                89            --
Tax benefit from the
  exercise of stock
  options ................            --              --              --              --             4,265            --
Foreign currency
  translation adjustment .            --              --              --              --              --               242
Net income ...............            --              --              --              --              --              --
Dividends declared by
  pooled companies .......            --              --              --              --              --              --
                                ----------      ----------      ----------      ----------      ----------     -------------
Balance, June 30, 1999 ...      34,627,686      $       35       2,381,000      $        2      $  211,290      $   (2,774)
                                ----------      ----------      ----------      ----------      ----------     -------------
                                ----------      ----------      ----------      ----------      ----------     -------------


                                                                Total
                                           Accumulated       Stockholders'
                                             Deficit            Equity
                                           -----------       -------------
Balance, January 1, 1999 ..........         $ (36,435)         $ 143,733
Issuance of common stock
  in connection with the
  exercise of options .............              --                7,164
Issuance of common stock
  in connection with
  acquisitions ....................              --                9,380
Issuance of  common
  stock  for matching
  contribution to 401(k)
  plan ............................              --                  902
Issuance of common stock
  for employee stay
  bonuses .........................              --                5,133
Issuance of common stock
  for purchase of minority
  interest ........................              --                1,210
Issuance of compensatory
  stock options ...................              --                   89
Tax benefit from the
  exercise of stock
  options .........................              --                4,265
Foreign currency
  translation adjustment ..........              --                  242
Net income ........................            12,587             12,587
Dividends declared by
  pooled companies ................              (893)              (893)
                                            ---------          ---------
Balance, June 30, 1999 ............         $ (24,741)         $ 183,812
                                            ---------          ---------
                                            ---------          ---------



     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Six Months Ended June 30,
                                                                                          --------------------------
                                                                                             1999            1998
                                                                                          ---------       ---------
Cash flows from operating activities:
    Net income .....................................................................      $  12,587       $  11,745
                                                                                          ---------       ---------

       Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
       Depreciation and amortization of property and equipment .....................          9,143           8,318
       Amortization of intangibles and deferred costs ..............................          5,256           4,981
       Amortization of deferred compensation in connection with employee
          stay bonuses .............................................................          1,929           1,063
       Provision for doubtful accounts .............................................          2,470           2,378
       Common stock issued for matching contribution to 401k plan ..................            902             627
       CEO special bonus ...........................................................           --               750
       Minority interests ..........................................................            107               1
       Provision for deferred income taxes .........................................         (1,210)            280
       Other .......................................................................             59             335
       Tax benefit from the exercise of employee stock options .....................          4,265             181
       Effect of companies accounted for as poolings of interests included in
          both the current period and the previous year ............................           --            (2,651)
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net .......................................        (39,195)        (26,159)
        Increase in work-in-process ................................................         (1,524)         (4,712)
        Decrease (increase) in prepaid and other ...................................            223          (6,736)
        Increase in other assets ...................................................           (645)         (6,404)
        Increase in accounts payable, accrued expenses and other
          liabilities ..............................................................         17,587          31,952
                                                                                          ---------       ---------
          Total adjustments ........................................................           (633)          4,204
                                                                                          ---------       ---------
          Net cash provided by operating activities ................................         11,954          15,949
                                                                                          ---------       ---------

Cash flows from investing activities:
       Capital expenditures ........................................................        (12,224)        (12,425)
       Payments for purchases of businesses, net of cash acquired ..................        (17,522)         (9,787)
                                                                                          ---------       ---------
         Net cash used in investing activities .....................................        (29,746)        (22,212)
                                                                                          ---------       ---------

Cash flows from financing activities:
       Payments on capitalized leases ..............................................         (1,950)         (1,817)
       Borrowings under line of credit and proceeds from issuance of debt ..........        585,887         472,522
       Repayments under line of credit and principal payments on debt ..............       (573,187)       (463,422)
       Cash received from the exercise of employee stock options ...................          7,163             453
       Dividends paid by pooled entities ...........................................           (893)         (4,354)
                                                                                          ---------       ---------
         Net cash provided by financing activities .................................         17,020           3,382
                                                                                          ---------       ---------

Effect of exchange rate changes on cash ............................................            336          (1,068)
                                                                                          ---------       ---------


Net decrease in cash and cash equivalents ..........................................           (436)         (3,949)
Cash and cash equivalents, beginning of period .....................................         38,826          28,613
                                                                                          ---------       ---------
Cash and cash equivalents, end of period ...........................................      $  38,390       $  24,664
                                                                                          ---------       ---------
                                                                                          ---------       ---------




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

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its supplemental consolidated financial statements included in the Company's Current Report on Form 8-K dated June 10, 1999. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods may not be indicative of annual results.

      During the period April 1, 1999 through June 30, 1999, the Company consummated mergers with the following companies (the "Second Quarter 1999 Pooled Companies"), in transactions which provided for the exchange of all of the outstanding stock of each entity for a total of 900,240 shares of TMP common stock and these transactions have been accounted for as poolings of interests (the "Second Quarter 1999 Mergers").



                                           Nature                    Region           Acquisition     Number of Tmp
            Entity                     of Operations             of Operations           Date         Shares Issued
----------------------------    -------------------------     ------------------    --------------    -------------

Interquest Pty. Limited         Temporary contracting and
("Interquest")                  Search & selection            Pacific Rim           April 30, 1999           176,695
LIDA Advertising, Inc.
("LIDA")                        Yellow page advertising       North America         May 19, 1999             112,606
Maes & Lunau ("M&L")            Search & selection            Continental Europe    May 20, 1999             110,000
IN2, Inc. ("IN2")               Internet                      North America         May 28, 1999             289,031
Lemming & LeVan, Inc.
("L&L")                         Search & selection            North America         May 28, 1999             122,908
Yellow Pages Unlimited, Inc.
("YPU")                         Yellow page advertising       North America         May 28, 1999              89,000



      The Company's consolidated financial statements have been retroactively restated as of June 30, 1998 and for the three and six months ended June 30, 1998 to reflect the consummation of the Second Quarter 1999 Mergers as well as the mergers with TASA Holdings AG ("TASA") on August 31, 1998, Stackig, Inc.("Stackig") on September 30, 1998, Recruitment Solutions, Inc. ("Recruitment Solutions") on October 2, 1998, SunQuest L.L.C., d.b.a. the SMART Group ("The SMART Group") on November 2, 1998, The Consulting Group (International) Limited ("TCG") on December 2, 1998 and Morgan & Banks Limited ("M&B") on January 28, 1999, which have been accounted for using the pooling of interests method and, as a result, the balance sheets, income statements and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with the mergers had been issued for all periods presented.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION (CONTINUED)

      Amounts charged to clients for Temporary Contracting services include the amounts payable to the temporary contractor. The details for such amounts are (in thousands):


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       1999            1998
                                                                                     --------         -------
   Temporary Contracting Revenue............................................         $130,490         $98,169
   Temporary Contracting Costs..............................................          107,006          84,194
                                                                                     --------         -------
   Temporary Contracting - net..............................................         $ 23,484         $13,975
                                                                                     --------         -------
                                                                                     --------         -------



                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                     ---------------------------
                                                                                       1999            1998
                                                                                     --------         --------
   Temporary Contracting Revenue............................................          $69,842          $51,655
   Temporary Contracting Costs..............................................           56,397           40,857
                                                                                     --------         --------
   Temporary Contracting - net..............................................          $13,445          $10,798
                                                                                     --------         --------
                                                                                     --------         --------


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


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       1999            1998
                                                                                     --------         -------
   Basic  ..................................................................           36,540          35,821
   Effect of assumed conversion of stock options............................            1,677             994
                                                                                     --------         -------
   Diluted..................................................................           38,217          36,815
                                                                                     --------         -------
                                                                                     --------         -------



                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                     ---------------------------
                                                                                       1999            1998
                                                                                     --------         --------
   Basic  ..................................................................           36,644           35,846
   Effect of assumed conversion of options..................................            1,708            1,077
                                                                                     --------         --------
   Diluted..................................................................           38,352           36,923
                                                                                     --------         --------
                                                                                     --------         --------


NOTE 2-NATURE OF BUSINESS AND CREDIT RISK

      The Company operates in five business segments: recruitment advertising, yellow page advertising, Internet, search & selection and temporary contracting. The Company earns commission income for selling and placing recruitment and yellow page advertising to a large number of customers in many different industries, fees for executive and mid-level search & selection services, fees for advertisements placed on its Internet Websites and other Internet related recruitment and advertising services and fees in connection with providing temporary contracting services. The Company operates principally throughout North America, the Pacific Rim, the United Kingdom and Continental Europe.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

      During the period April 1, 1999 through June 30, 1999, the Company completed the following acquisitions which provided for the exchange of all the outstanding stock of each entity for shares of TMP common stock and are being accounted for as poolings of interests:


                                     NATURE OF               REGION OF                           NUMBER OF TMP
                ENTITY               OPERATIONS             OPERATIONS       ACQUISITION DATE    SHARES ISSUED
                ------               ----------             ----------       ----------------    --------------

           Interquest....... Temporary contracting
                             and search & selection     Pacific Rim         April 30, 1999               176,695
           LIDA............. Yellow page advertising    North America       May 19, 1999                 112,606
           M&L.............. Search & selection         Continental Europe  May 20, 1999                 110,000
           IN2.............. Internet                   North America       May 28, 1999                 289,031
           L&L.............. Search & selection         North America       May 28, 1999                 122,908
           YPU.............. Yellow page advertising    North America       May 28, 1999                  89,000



      Net commissions & fees, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the combining companies, after giving retroactive effect to the pooling of interests transactions, are as follows:


                                                                                    THREE MONTHS     SIX MONTHS
                                                                                       ENDED            ENDED
                                                                                   JUNE 30, 1998   JUNE 30, 1998
                                                                                   -------------   -------------

NET COMMISSIONS & FEES

TMP, as previously reported on Form 10-Q/A........................................      $ 86,278         $166,671
TASA..............................................................................        11,879           21,503
Stackig...........................................................................         2,969            5,938
Recruitment Solutions.............................................................            21               23
The SMART Group...................................................................           484              927
TCG...............................................................................         1,434            3,198
M & B.............................................................................        27,295           45,698
Interquest........................................................................         1,082            2,210
LIDA..............................................................................           876            1,279
M & L.............................................................................           846            1,692
IN2...............................................................................           281              622
L & L.............................................................................           789            1,578
YPU...............................................................................           332              664
                                                                                        --------         --------
TMP, as restated..................................................................      $134,566         $252,003
                                                                                        --------         --------
                                                                                        --------         --------


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)


                                                                                   THREE MONTHS       SIX MONTHS
                                                                                       ENDED             ENDED
                                                                                   JUNE 30, 1998     JUNE 30, 1998
                                                                                   -------------     -------------

NET INCOME (LOSS) APPLICABLE TO COMMON AND CLASS B COMMON STOCKHOLDERS

TMP, as previously reported on Form 10-Q/A.......................................         $3,062           $5,535
TASA.............................................................................            157              243
Stackig..........................................................................            190              376
Recruitment Solutions............................................................           (84)            (200)
The SMART Group..................................................................             94              128
TCG..............................................................................             79              505
M & B............................................................................          2,296            3,681
Interquest.......................................................................            187              445
LIDA.............................................................................            136            (216)
M & L............................................................................            446              891
IN2..............................................................................            117              299
L & L............................................................................          (117)            (234)
YPU..............................................................................            146              292
                                                                                          ------          -------
TMP, as restated.................................................................         $6,709          $11,745
                                                                                          ------          -------
                                                                                          ------          -------

NET INCOME PER COMMON AND CLASS B COMMON SHARE

As previously reported on Form 10-Q/A:
  Basic..........................................................................          $0.13            $0.22
  Diluted........................................................................          $0.12            $0.21
Restated:
  Basic..........................................................................          $0.19            $0.33
  Diluted........................................................................          $0.18            $0.32



MERGER COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

      In connection with pooling of interests transactions completed during 1998 and the first six months of 1999, the Company expensed merger and integration costs of $3,346 and $8,033 for the three and six months ended June 30, 1999, respectively. The merger and integration costs for the six months ended June 30, 1999, consist of (1) $2,280 of non-cash employee stay bonuses, which included
(a) $1,929 for the amortization of prepaid compensation of $5,986 which is being expensed over the eighteen months from April 1, 1998 to September 30, 1999, and will be paid with TMP shares set aside for certain JSK and TCG key personnel, who must remain employees of the Company for a full year in order to earn such shares and (b) $351 which is related to an option grant to employees of a pooled company and which represents the difference between the option exercise price and the stock price on the day the options were granted, (2) $4,628 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (3) $1,125 of office and staff integration costs.

      During both the three and six months ended June 30, 1998, the Company expensed merger and integration costs of $2,487 which were related to the pooling of interests transaction with JSK.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

      In addition to the pooling of interests transactions discussed above, in the six month period ended June 30, 1999, the Company completed twelve acquisitions using the purchase method of accounting: four search & selection companies, six recruitment advertising companies, one Internet company and one yellow page advertising company.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

The purchase price of these acquisitions was approximately $35.3 million, including 173,761 shares of TMP common stock. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

      The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 1999 and 1998 and the year ended December 31, 1998 assume that the acquisitions in 1999 and 1998 occurred as of the beginning of the period.


                                                                   SIX MONTHS ENDED              YEAR ENDED
                                                                       JUNE 30,                 DECEMBER 31,
                                                                ----------------------         -------------
                                                                  1999           1998              1998
                                                                --------      --------           --------

Net commissions and fees.........................               $301,402      $267,117           $732,012

Net  income  applicable  to common and Class B common
stockholders.....................................                $13,194      $ 11,785            $13,597
Net income per common and Class B
common share:
   Basic.........................................                  $0.36         $0.33              $0.37
   Diluted.......................................                  $0.34         $0.32              $0.36


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


                                                                        BALANCE                              BALANCE
                                                                       12/31/98    ADDITIONS    PAYMENTS     6/30/99
                                                                       --------    ---------    --------     -------

Assumed obligations on closed leased facilities...................       $9,228         $---      $(979)      $8,249
Consolidation of acquired facilities..............................        2,745          ---     (1,446)       1,299
Contracted lease payments exceeding current market costs..........          707          ---        (69)         638
Severance, relocation and other employee costs....................        1,737          ---       (995)         742
Pension obligations...............................................        1,753          ---        (24)       1,729
                                                                       --------    ---------    --------     -------
Total.............................................................      $16,170         $---    $(3,513)     $12,657
                                                                       --------    ---------    --------     -------
                                                                       --------    ---------    --------     -------



      Accrued liabilities for surplus property in the amount of $8,249 as of June 30, 1999 relate to 18 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or were closed by June 30, 1999 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of sublease revenue on existing subleases.

      Other costs associated with the closure of existing offices of acquired companies in the amount of $1,299 as of June 30, 1999, relate to the termination costs of contracts relating to billing systems, external reporting systems and other contractual agreements with third parties.

      Above market lease costs in the amount of $638 as of June 30, 1999 relate to the present value of contractual lease payments in excess of current market lease rates.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

      Estimated severance payments, employee relocation expenses and other employee costs in the amount of $742 as of June 30, 1999 relate to estimated severance for terminated employees at closed locations, costs associated with employees to be transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters' management and administrative personnel. As of June 30, 1999 the accrual related to approximately 38 employees including senior management, sales, service and administrative personnel.

      Pension obligations in the amount of $1,729 were assumed in connection with the acquisition of Austin Knight.

      The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Additional future costs incurred, resulting from revised plan actions occurring after June 30, 1999, in excess of the amounts previously recorded as goodwill will be charged to operations in the period in which they occur.

NOTE 4-SEGMENT AND GEOGRAPHIC DATA

The Company is engaged in five lines of business: recruitment advertising, yellow page advertising, Internet, search and selection and temporary contracting. Operations are conducted in several geographic regions: North America, the Pacific Rim (primarily in Australia, New Zealand and Japan) the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic segment, for the six months ended June 30, 1999 and 1998.



                                               RECRUITMENT   YELLOW PAGE                SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT                ADVERTISING   ADVERTISING   INTERNET     SELECTION   CONTRACTING     TOTAL
-------------------------------                -----------   -----------   --------     ---------   -----------     -----
FOR THE SIX MONTHS ENDED
JUNE 30, 1999
-------------

Net commissions and fees
      Traditional sources ..................    $  85,804    $  49,731    $    --      $  89,739     $  23,484    $ 248,758
      Internet .............................        5,647        1,652       36,229        2,418           617       46,563
                                                ---------    ---------    ---------    ---------     ---------    ---------
Net  commissions and fees ..................       91,451       51,383       36,229       92,157        24,101      295,321
                                                ---------    ---------    ---------    ---------     ---------    ---------

Operating expenses:
      Salaries & related costs and
      office & general expenses ............       75,869       32,229         --         82,989        18,172      209,259
      Internet expenses ....................        4,943        1,489       35,844        2,061           444       44,781
      Merger and integration costs .........          198           30         --          7,202           603        8,033
      Amortization of intangibles ..........        3,235        1,306          121          526            68        5,256
                                                ---------    ---------    ---------    ---------     ---------    ---------
Total expenses .............................       84,245       35,054       35,965       92,778        19,287      267,329
                                                ---------    ---------    ---------    ---------     ---------    ---------

Operating income (loss):
      Traditional sources ..................        6,502       16,166         --           (978)        4,641       26,331
      Internet .............................          704          163          264          357           173        1,661
                                                ---------    ---------    ---------    ---------     ---------    ---------

Operating income (loss) ....................    $   7,206    $  16,329    $     264    $    (621)    $   4,814       27,992
                                                ---------    ---------    ---------    ---------     ---------
                                                ---------    ---------    ---------    ---------     ---------

Other expense:
      Interest expense, net ................            *            *            *            *             *       (4,564)
      Other, net ...........................            *            *            *            *             *          (59)
                                                                                                                  ---------

Income  before  provision  for income
taxes,  minority interests and equity
in losses of affiliates ....................            *            *            *            *             *    $  23,369
                                                                                                                  ---------
                                                                                                                  ---------


* Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)


NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                               RECRUITMENT   YELLOW PAGE                SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT                ADVERTISING   ADVERTISING   INTERNET     SELECTION   CONTRACTING     TOTAL
-------------------------------                -----------   -----------   --------     ---------   -----------     -----
FOR THE SIX MONTHS ENDED
JUNE 30, 1998
-------------

Net commissions and fees:
    Traditional sources ....................    $  86,672     $  49,302    $    --       $  83,020    $  13,975    $ 232,969
    Internet ...............................        3,162         1,263       14,609          --           --        19,034
                                                ---------     ---------    ---------     ---------    ---------    ---------
Net  commissions and fees ..................       89,834        50,565       14,609        83,020       13,975      252,003
                                                ---------     ---------    ---------     ---------    ---------    ---------

Operating expenses:
    Salaries & related costs, office
    & general expenses and CEO
    special bonus ..........................       75,052        36,057         --          76,354       12,108      199,571
    Internet expenses ......................        3,768           755       14,626          --           --         19,149
    Merger costs ...........................         --            --           --           2,487         --          2,487
    Amortization of intangibles ............        2,956         1,284          110           566           65        4,981
                                                ---------     ---------    ---------     ---------    ---------    ---------
Total expenses .............................       81,776        38,096       14,736        79,407       12,173      226,188
                                                ---------     ---------    ---------     ---------    ---------    ---------

Operating income (loss):
    Traditional sources ....................        8,664        11,961         --           3,613        1,802       26,040
    Internet ...............................         (606)          508         (127)         --           --           (225)
                                                ---------     ---------    ---------     ---------    ---------    ---------

Operating income (loss) ....................    $   8,058     $  12,469    $    (127)    $   3,613    $   1,802       25,815
                                                ---------     ---------    ---------     ---------    ---------
                                                ---------     ---------    ---------     ---------    ---------

Other expense:
      Interest expense, net.........                 *             *            *             *             *         (4,891)
      Other, net....................                 *             *            *             *             *           (335)
                                                                                                                   ---------

Income before provision for income
taxes, minority interests and equity

in losses of affiliates.............                 *             *            *             *             *      $ 20,589
                                                                                                                   ---------
                                                                                                                   ---------

* Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                               RECRUITMENT   YELLOW PAGE                SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT                ADVERTISING   ADVERTISING   INTERNET     SELECTION   CONTRACTING     TOTAL
-------------------------------                -----------   -----------   --------     ---------   -----------     -----
FOR THE THREE MONTHS ENDED
JUNE 30, 1999
-------------

Net commissions and fees:
    Traditional sources ....................    $  43,261     $  26,561    $    --       $  47,753    $  13,445     $ 131,020

    Internet ...............................        4,219           971       18,737         1,973          125        26,025
                                                ---------     ---------    ---------     ---------    ---------     ---------
Net commissions and fees ...................       47,480        27,532       18,737        49,726       13,570       157,045
                                                ---------     ---------    ---------     ---------    ---------     ---------
Operating expenses:
    Salaries & related costs and
    office & general  expenses .............       37,534        15,410         --          45,330       10,007       108,281
    Internet expenses ......................        4,162         1,359       17,090         1,822          289        24,722
    Merger and integration costs ...........          119            30         --           2,594          603         3,346
    Amortization of intangibles ............        1,542           670           63           305           42         2,622
                                                ---------     ---------    ---------     ---------    ---------     ---------
Total expenses .............................       43,357        17,469       17,153        50,051       10,941       138,971
                                                ---------     ---------    ---------     ---------    ---------     ---------

Operating income (loss):
    Traditional sources ....................        4,066        10,451         --            (476)       2,793        16,834
    Internet ...............................           57          (388)       1,584           151         (164)        1,240
                                                ---------     ---------    ---------     ---------    ---------     ---------
Operating income (loss) ....................    $   4,123     $  10,063    $   1,584     $    (325)   $   2,629        18,074
                                                ---------     ---------    ---------     ---------    ---------
                                                ---------     ---------    ---------     ---------    ---------

Other expense:
    Interest expense, net ..................         *             *            *             *            *           (1,834)
    Other, net .............................         *             *            *             *            *              (16)
                                                                                                                    ---------
Income before provision for income
taxes, minority interests and equity

in losses of affiliates ....................         *             *            *             *            *        $  16,224
                                                                                                                    ---------
                                                                                                                    ---------


*Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                               RECRUITMENT   YELLOW PAGE                SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT                ADVERTISING   ADVERTISING   INTERNET     SELECTION   CONTRACTING     TOTAL
-------------------------------                -----------   -----------   --------     ---------   -----------     -----
FOR THE THREE MONTHS ENDED
JUNE 30, 1998
-------------

Net commissions and fees
      Traditional sources ..................    $  43,194     $  26,560    $    --      $  43,022     $  10,798    $ 123,574
      Internet .............................        2,815           948        7,229         --            --         10,992
                                                ---------     ---------    ---------    ---------     ---------    ---------

Net commissions and fees ...................       46,009        27,508        7,229       43,022        10,798      134,566
                                                ---------     ---------    ---------    ---------     ---------    ---------

Operating expenses:
      Salaries & related costs,
      office & general expenses and
      CEO special bonus ....................       36,414        17,495         --         40,521         9,867      104,297
      Internet expenses ....................        3,438           622        6,287         --            --         10,347
      Merger costs .........................         --            --           --          2,487          --          2,487
      Amortization of intangibles ..........        1,431           755           52          460            40        2,738
                                                ---------     ---------    ---------    ---------     ---------    ---------
Total expenses .............................       41,283        18,872        6,339       43,468         9,907      119,869
                                                ---------     ---------    ---------    ---------     ---------    ---------

Operating income (loss):
      Traditional sources ..................        5,349         8,310         --           (446)          891       14,104
      Internet .............................         (623)          326          890         --            --            593
                                                ---------     ---------    ---------    ---------     ---------    ---------

Operating income (loss) ....................    $   4,726     $   8,636    $     890    $    (446)    $     891       14,697
                                                ---------     ---------    ---------    ---------     ---------
                                                ---------     ---------    ---------    ---------     ---------


Other expense:
      Interest expense, net ................            *             *            *            *             *       (2,425)
      Other, net ...........................            *             *            *            *             *         (238)
                                                                                                                   ---------

Income before provision for income
taxes, minority interests and equity

in losses of affiliates ....................            *             *            *            *             *    $  12,034
                                                                                                                   ---------
                                                                                                                   ---------


* Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                                                                  UNITED         CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION            NORTH AMERICA      PACIFIC RIM        KINGDOM          EUROPE          TOTAL
--------------------------------            --------------     -----------        -------        -----------       -----
FOR THE SIX MONTHS ENDED:
JUNE 30, 1999
-------------

June 30, 1999
-------------
    Net commissions and fees ...........         $142,245         $ 72,576         $ 40,281         $ 40,219     $295,321
    Income before income taxes,
      minority interests and equity
      in losses of affiliates ..........         $  4,302         $  9,215         $  2,690         $  7,162     $ 23,369

June 30, 1998
-------------
    Net commissions and fees ...........         $127,019         $ 55,089         $ 43,699         $ 26,196     $252,003
    Income before income taxes,
      minority interests and equity
      in losses of affiliates ..........         $  3,538         $  7,312         $  5,472         $  4,267     $ 20,589



For the Three Months Ended:
--------------------------

June 30, 1999
-------------
    Net commissions and fees ...........         $ 76,968         $ 38,950         $ 20,299         $ 20,828     $157,045
    Income before income taxes,
      minority interests and equity
      in losses of affiliates ..........         $  7,385         $  5,159         $    967         $  2,713     $ 16,224

June 30, 1998
-------------
    Net commissions and fees ...........         $ 66,306         $ 29,622         $ 23,612         $ 15,026     $134,566
    Income before income taxes,
      minority interests and equity
      in losses of affiliates ..........         $  4,738         $  4,163         $  1,861         $  1,272     $ 12,034


                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE  5 - LAI WORLDWIDE ACQUISITION

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

                               TMP WORLDWIDE INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, NET COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. IN ADDITION, WHEN USED HEREIN, THE WORDS "ESTIMATE", "PROJECT", "BELIEVE", "ANTICIPATE", AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WHICH REFLECT OUR CURRENT VIEWS AS TO FUTURE EVENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, AND UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND THE COMPANY'S INTERNET CONTENT, (II) THAT THE COMPANY HAS GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE ITS GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) THE COMPANY'S QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) THE COMPANY'S BUSINESS EXPERIENCES SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY, (IX) CERTAIN TRANSACTIONS WITH AFFILIATED PARTIES AND (X) THE OTHER RISKS DETAILED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.


OVERVIEW

TMP Worldwide Inc. ("TMP" or the "Company") is a marketing services, communications, search and selection, and technology company. TMP provides comprehensive, individually tailored advertising services, including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products, search and selection services and temporary contracting services. The Company is one of the world's largest recruitment advertising agencies, the world's largest yellow page advertising agency and a leader in the use of the Internet for recruiting.

A substantial part of our growth has been achieved through acquisitions. For the period January 1, 1996 through June 30, 1999, we completed 38 acquisitions, which were accounted for under the purchase method, and 13 mergers, which were accounted for as poolings of interests. Of such mergers, the seven completed prior to April 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group, and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"), and Morgan & Banks Limited ("M&B") in January 1999 (the "M&B Merger"). In connection with these transactions we issued approximately 8.7 million shares of our common stock in exchange for all of the outstanding common stock of the seven merged companies. In addition, from April 1, 1999 through June 30, 1999, we completed mergers with the six companies listed below (the "Second Quarter 1999 Pooled Companies"), which have been accounted for as poolings of interests (the "Second Quarter 1999 Mergers"). In connection with these transactions we issued a total of 900,240 shares of TMP common stock in exchange for all of the outstanding stock of the Second Quarter 1999 Pooled Companies.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


                                      NATURE OF               REGION OF         ACQUISITION      NUMBER OF TMP
            ENTITY                    OPERATIONS              OPERATIONS            DATE         SHARES ISSUED
            ------                    ----------              ----------        -----------      -------------
Interquest, Pty. Limited        Temporary contracting
  ("Interquest")                and Search & selection     Pacific Rim          April 30, 1999       176,695
LIDA Advertising, Inc.          Yellow page advertising
  ("LIDA")                                                 North America        May 19, 1999         112,606
Maes & Lunau ("M&L")            Search & selection         Continental Europe   May 20, 1999         110,000
IN2, Inc. ("IN2")               Internet                   North America        May 28, 1999         289,031
Lemming & LeVan, Inc. ("L&L")   Search & selection         North America        May 28, 1999         122,908
Yellow Pages Unlimited, Inc.    Yellow page advertising    North America        May 28, 1999          89,000
  ("YPU")


     Accordingly, the consolidated condensed financial statements included herein for the 1998 periods have been retroactively restated to reflect the Second Quarter 1999 Mergers, the mergers in 1998 completed after July 1, 1998 (the results of JSK were included in the Company's consolidated condensed financial statements filed in its Quarterly Report on Form 10-Q/A for the period ended June 30, 1998) and the M&B merger, and as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, for the period of January 1, 1999 through June 30, 1999, we completed 12 acquisitions, which were accounted for using the purchase method, with estimated annual gross billings of approximately $42.3 million. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

     Gross billings refer to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services, fees earned for search & selection and related services, and net commissions and fees from temporary contracting services. While gross billings are not included in our consolidated financial statements because they include a substantial amount of funds which are collected from our clients but passed through to publishers for advertisements, the trends in gross billings directly impact the total net commissions and fees earned. For recruitment and yellow page advertising, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. Publishers typically bill us for the advertising purchased by clients and we in turn bill our clients for this amount. Generally, the payment terms with yellow page clients require payment to us prior to the date payment is due to publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

     For recruitment advertising placements in the U.S., publisher commissions average approximately 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising net commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. During the six months ended June 30, 1999, we acquired six recruitment advertising firms, five with operations in Continental Europe and one with operations in Canada.

     We design and execute yellow page advertising programs, receiving an effective commission rate from directory publishers of approximately 20% of yellow page gross billings. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow page publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1998, 1997 and 1996 were $0.9 million, $2.0 million and $3.5 million, respectively.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Through our search & selection services, we identify and screen candidates for hiring by clients based on criteria established by such clients. We entered this business in 1998 by acquiring, JSK, the 12th largest executive search firm in the U.S. according to Kennedy Publications, an official ranking service for the search industry, and TASA, an international executive search firm, both of which were accounted for as poolings of interests, and five regional European firms, including TCG, whose acquisition was accounted for as a pooling of interests. During the first six months of 1999 we merged with M&B, the largest search & selection firm in Australia, Lemming & LeVan, in Atlanta, Georgia and Maes & Lunua in the Netherlands in pooling of interests transactions and acquired four search & selection firms, two with operations in Continental Europe, one with operations in the United Kingdom and one with operations in eastern Europe.

     In addition, we expanded our temporary contracting business in Australia by merging with, in a pooling of interests transaction, Interquest in April 1999.

     Fees related to our Internet business are derived from recruitment advertisement and related services placed on the Internet, primarily TMP's own Website, Monster.com, employment searches sourced through the Internet, Internet related advertising services provided to our yellow page advertising clients and providing interactive advertising services as well as technologies that allow advertisers to measure sales, repeat traffic and other key brand and e-commerce metrics back to client marketing departments, giving the advertisers the ability to greatly reduce costs, while driving the most qualified users to their Websites.

     Based on our consolidated results for the six months ended June 30, 1999 and 1998, 51.8%, and 49.6%, respectively, of our consolidated net commissions and fees were attributable to clients outside North America.


Results of Operations
                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               -----------------------------        ---------------------------
                                                 1999              1998               1999              1998
                                               --------          --------           --------          --------
                                                                     (dollars in thousands)
Gross Billings:
---------------
Recruitment advertising.....................   $192,227          $202,586            $387,524          $409,204
Yellow page advertising.....................    134,143           131,722             251,197           243,771
Search & selection..........................     48,159            43,433              90,826            83,431
Temporary contracting, net..................     13,445            10,798              23,484            13,975
Internet(1).................................     29,454            12,223              52,545            21,154
                                               --------          --------            --------          --------
Total  .....................................   $417,428          $400,762            $805,576          $771,535
                                               --------          --------            --------          --------
                                               --------          --------            --------          --------

Net Commissions and Fees:
-------------------------
Recruitment advertising.....................   $ 43,261          $ 43,194            $ 85,804          $ 86,672
Yellow page advertising.....................     26,561            26,560              49,731            49,302
Search & selection..........................     47,753            43,022              89,739            83,020
Temporary contracting, net..................     13,445            10,798              23,484            13,975
Internet(1).................................     26,025            10,992              46,563            19,034
                                               --------          --------            --------          --------
Total ......................................  $ 157,045         $ 134,566            $295,321          $252,003
                                               --------          --------            --------          --------
                                               --------          --------            --------          --------

Commissions and Fees as a Percentage of Gross Billings:
-------------------------------------------------------
Recruitment advertising.....................      22.5%             21.3%               22.1%            21.2%
Yellow page advertising.....................      19.8%             20.2%               19.8%            20.2%
Search & selection..........................      99.2%             99.1%               98.8%            99.5%
Temporary contracting, net..................     100.0%            100.0%              100.0%           100.0%
Internet(1).................................      88.4%             89.9%               88.6%            90.0%
Total  .....................................      37.6%             33.6%               36.7%            32.7%


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------        ---------------------------
                                                   1999              1998               1999              1998
                                                 --------          --------           --------          --------
                                                                       (dollars in thousands)
EBITDA(2)...................................     $ 25,795         $  22,713            $ 43,954         $ 39,669
Cash provided by operating activities ......     $ 22,929         $  18,904            $ 11,954         $ 15,949
Cash used in investing activities...........     $(12,168)        $ (16,043)           $(29,746)        $(22,212)
Cash provided by (used in) financing activities  $    869         $  (5,188)           $ 17,020         $  3,382
Effect of exchange rate changes on cash.....     $   (389)        $  (1,099)           $    336         $ (1,068)


--------------

(1) Represents fees earned in connection with yellow page, recruitment and other advertisements placed on the Internet and employment searches sourced through the Internet.

(2) Earnings before interest, income taxes, depreciation and amortization. "EBITDA" is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows:


                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------        ---------------------------
                                                   1999              1998               1999              1998
                                                 --------          --------           --------          --------
                                                                       (dollars in thousands)
Net income..................................     $ 8,697           $ 6,709            $ 12,587           $ 11,745
Interest expense, net.......................       1,834             2,425               4,564              4,891
Income tax expense..........................       7,419             5,255              10,475              8,671
Depreciation and amortization...............       7,845             8,324              16,328             14,362
                                                 -------           -------            --------           --------
EBITDA                                           $25,795           $22,713            $ 43,954           $ 39,669
                                                 -------           -------            --------           --------
                                                 -------           -------            --------           --------



SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------

     Gross billings for the six months ended June 30, 1999 were $805.6 million, a net increase of $34.1 million or 4.4% from $771.5 million for the six months ended June 30, 1998. Net commissions and fees for the six months ended June 30, 1999 were $295.3 million, an increase of $43.3 million or 17.2% from $252.0 million in the first six months of 1998. Recruitment net commissions and fees were $85.8 million for the six months ended June 30, 1999 compared with $86.7 million for the six months ended June 30, 1998, a decrease of $0.9 million or 1.0% due primarily to decreased client spending on newspaper advertising in the United States and the United Kingdom and a loss of business in Australia substantially offset in Continental Europe by growth and acquisitions. Yellow page net commissions and fees were $49.7 million for the six months ended June 30, 1999, an increase of $0.4 million or 0.9% from $49.3 million in the first six months of 1998 primarily due to increased billings and acquisitions substantially offset by lower commission rates paid by the publishers. Search & selection net commissions and fees were $89.7 million up $6.7 million or 8.1% from $83.0 million for the comparable six months of 1998, due primarily to acquisitions in Continental Europe. Internet net commissions and fees for the six months ended June 30, 1999 were $46.6 million, an increase of 144.6% or $27.6 million as compared with $19.0 million for the six months ended June 30, 1998. This increase in Internet net commissions and fees is due to: (i) an increasing acceptance of our Internet services and products from existing clients, new clients and Internet users, (ii) the benefits of TMP's marketing campaign (iii) increases in the services and content available on our Websites,
(iv) expansion into certain European markets and (v) price increases on certain products. Temporary contracting net commissions and fees were $23.5 million, up $9.5 million or 68.0% from $14.0 million for the period ended June 30, 1998. TMP's temporary contracting operations are primarily conducted in Australia and the increase reflects an increase in the number of contractors placed due to a greater need for information technology personnel and executives, which have marks-ups

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

higher than for general and support staff.

     Operating expenses for the six months ended June 30, 1999 were $267.3 million compared with $226.2 million for the same period in 1998. The increase of $41.1 million or 18.2% is primarily due to acquisitions, higher operating and marketing costs to support our expanding Internet operations and $5.5 million more in merger and integration costs related to mergers accounted for as poolings of interests. Salaries and related costs for the six months ended June 30, 1999 were $168.6 million or 57.1% of net commissions and fees, compared with $142.7 million or 56.6% of net commissions and fees for the same period in 1998. The increase of $25.9 million or 18.1% is primarily due to increased Internet operations and acquisitions in search & selection. Office and general expenses for the six months ended June 30, 1999 were $85.5 million or 28.9% of net commissions and fees, compared with $75.3 million or 29.9% of net commissions and fees for the same period in 1998. The increase of $10.2 million or 13.6% is primarily due to acquisitions and higher marketing costs for our Internet operations, partially offset by reductions in expenses for the yellow page advertising and recruitment advertising businesses, due to improved efficiencies. Included in the increase for Internet was $6.4 million more in marketing costs for Monster.com. Merger and integration costs for the six months ended June 30, 1999 were $8.0 million compared with $2.5 million for the same period in 1998, an increase of $5.5 million or 223.0%, due to (1) $1.2 million more for non-cash employee stay bonuses paid with TMP shares and options to certain merged company key personnel, (2) $3.2 million more of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the transactions and (3) $1.1 million of office and staff integration costs.

     As a result of the above, operating income for the six months ended June 30, 1999 increased $2.2 million or 8.4% to $28.0 million from $25.8 million for the comparable period last year.

     Net interest expense for the six months ended June 30, 1999 was $4.6 million, a decrease of $.3 million or 6.7% from $4.9 million for the same period in 1998, reflecting lower interest rates and borrowing costs resulting from the amended and restated financing agreement entered into by the Company on November 5, 1998, partially offset by increased borrowings.

     Taxes on income for the six months ended June 30, 1999 were $10.5 million on a $23.4 million pretax profit for an effective tax rate of 44.8% compared with $8.7 million on a $20.6 million profit for an effective tax rate of 42.1% for the same period last year. The higher effective tax rate is due to merger costs from pooling of interests transactions which include non-recurring legal, accounting and investment banking fees and other transaction fees that are not tax deductible.

     As a result of all of the above, net income available to common and Class B common stockholders for the six months ended June 30, 1999 increased $0.9 million to $12.6 million from $11.7 million for the six months ended June 30, 1998. On a diluted per share basis, net income available to common and Class B common stockholders for the six months ended June 30, 1999 was $.33, an increase of $.01 or 3% over the $.32 for the comparable 1998 period.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
-------------------------------------------------------------------
JUNE 30, 1998
-------------

     Gross billings for the three months ended June 30, 1999 were $417.4 million, a net increase of $16.6 million or 4.2% from $400.8 million for the three months ended June 30, 1998. Net commissions and fees for the three months ended June 30, 1999 were $157.0 million, an increase of $22.4 million or 16.7% from $134.6 million in the first three months of 1998. Recruitment advertising net commissions and fees were $43.3 million for the three months ended June 30, 1999 compared with $43.2 million for the three months ended June 30, 1998, an increase of $0.1 million or 0.2%. This increase was primarily due to acquisitions and lower discounts to clients substantially offset by net decreases in client spending. Yellow page advertising net commissions and fees were $26.6 million for both the three months ended June 30, 1999 and 1998 reflecting the effect of acquisitions and increased billings offset by reduced commission rates paid by the publishers. Search & selection net commissions and fees increased $4.8 million or 11.0% to $47.8 million for the three months ended June 30, 1999 from $43.0 million for the three months ended June 30, 1998 due to acquisitions. Internet net commissions and fees increased 136.8% or $15.0 million to $26.0 million for the three months ended June 30, 1999 from $11.0 million for the three months ended June 30, 1998. This increase reflects (i) an increasing acceptance of the Company's Internet products from existing and new clients and Internet users, (ii) the benefits of media advertising, (iii) increases in services and content available on our Websites, (iv) expansion in European markets and (v) price increases on certain products. Temporary contracting net commissions and fees was $13.4 million, up $2.6 million or 24.5% from $10.8 million for the three months ended June 30, 1998. Temporary contracting operations for TMP are primarily conducted in Australia and the increase reflects an increase in the number of contractors placed due to a greater need for information technology personnel and an increase in the executive temporary contracting business, which has a mark-up higher than for general and support staff.

     Operating expenses for the three months ended June 30, 1999 were $139.0 million, compared with $119.9 million for the same period in 1998. The increase of $19.1 million or 15.9% is primarily due to search & selection mergers and acquisitions, higher merger and integration costs and higher operating and marketing costs to support our expanding Internet operations partially offset by lower expenses in yellow pages. Salaries and related costs for the three months ended June 30, 1999 were $88.8 million or 56.5% of net commissions and fees, compared with $76.9 million or 57.2% of net commissions and fees for the same period in 1998. The increase of $11.9 million or 15.3% is primarily due to increased Internet operations and acquisitions. Office and general expenses for the three months ended June 30, 1999 were $44.3 million or 28.2% of net commissions and fees, compared with $37.3 million or 27.7% of net commissions and fees for the same period in 1998. The increase of $7.0 million or 18.6% is primarily due to higher marketing costs for our Internet operations partially offset by reductions in yellow page and recruitment advertising expenses due to improved efficiencies. Included in the increase for Internet was $5.0 million more in marketing costs for Monster.com. Merger and integration costs for the three months ended June 30, 1999 were $3.3 million compared with $2.5 million for the same period in 1998, an increase of $0.8 million or 34.5%, due to $1.1 million of office and staff integration costs for combining offices and severance for redundant employees, partially offset by $0.3 million less for transaction related costs, including legal, accounting, printing and advisory fees.

     As a result of the above, operating income for the three months ended June 30, 1999 increased $3.4 million or 23.0% to $18.1 million from $14.7 million for the comparable period last year.

     Net interest expense for the three months ended June 30, 1999 was $1.8 million, a decrease of $0.6 million or 24.4% from $2.4 million for the same period in 1998, reflecting lower interest rates and borrowing costs resulting from the amended and restated financing agreement entered into by the Company on November 5, 1998.

     Taxes on income for the three months ended June 30, 1999 were $7.4 million on a pretax profit of $16.2 million, for an effective tax rate of 45.7%. This compares with a provision for income taxes of $5.3 million for the same period last year on a pretax profit of $12.0 million, for an effective tax rate of 43.7%. The increase of $2.1 million is the result of higher pretax profits. The higher effective tax rate reflects the effect of merger costs from pooling of interests transactions, for non-recurring legal, accounting and investment banking fees, which are not tax deductible.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         As a result of all of the above, net income available to common and Class B common stockholders for the three months ended June 30, 1999 was $8.7 million, an increase of $2.0 million or 29.6% over the $6.7 million for the three months ended June 30, 1998. Per diluted share, earnings for the three months ended June 30, 1999 was $.23 an increase of $.05 or 27.8% over the $.18 for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities for the six months ended June 30, 1999 was $12.0 million compared with $15.9 million provided by operating activities for the six months ended June 30, 1998, a decline of $3.9 million primarily due to the use of funds of $27.4 million from the effects of increases in accounts receivable and decreases in accounts payable and accrued expenses for the 1999 period over the 1998 period, offset primarily by $4.1 million in tax benefits from the exercise of employee stock options, a $15.9 million decline in the use of cash for work in process, prepaid and other assets for the 1999 period. EBITDA was $44.0 million for the six months ended June 30, 1999, an increase of $4.3 million or 10.8% from $39.7 million for the six months ended June 30, 1998. The increase reflects, for the 1999 period, a $2.2 million increase in operating profits and $2.0 million more in depreciation and amortization costs. As a percentage of net commissions and fees, EBITDA decreased to 14.9% for the six months ended June 30, 1999 as compared with 15.7% for the six months ended June 30, 1998. The lower percent reflects the increase in merger and integration costs, which were 2.7% and 1.0% of net commissions and fees for the 1999 and 1998 periods, respectively.

     The Company's investing activities for the six months ended June 30, 1999 used cash of $29.7 million compared with $22.2 million for the six months ended June 30, 1998. The $7.5 million increase was primarily due to payments for acquisitions of businesses. We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $25.0 million for 1999.

     The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used principally to finance acquisitions and equipment. The Company's financing activities for the six months ended June 30, 1999 provided net cash of $17.0 million compared with $3.4 million for the six months ended June 30, 1998. The increase of $13.6 million resulted primarily from a $3.6 million increase in net borrowings against credit facilities, $6.7 million increase in cash received from the exercise of employee stock options and a $3.5 million decline in dividends paid by pooled companies, partially offset by a $0.1 million increase in payments for capitalized leases.

     At June 30, 1999, the Company had a $185.0 million committed line of credit from its primary lender pursuant to a revolving credit agreement expiring June 30, 2001. Of such line, at June 30, 1999, approximately $29.9 million was unused and accounts receivable as defined in the agreement is sufficient to allow draw down of the entire amount. In addition, we have lines of credit aggregating $20.7 million for its operations in Australia, New Zealand, France, Belgium, Germany and the Netherlands of which approximately $9.6 million was unused at June 30, 1999.

     Cash and cash equivalents at June 30, 1999 equaled $38.4 million an increase of $13.7 million from $24.7 million at June 30, 1998.

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

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on our capitalization policy.

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

     Our Year 2000 task force has conducted an inventory of and has developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems used, a significant part of this effort will be to ensure that these third-party systems are Year 2000 ready. Our plan is to confirm this readiness by obtaining representations by these third parties that their products' are year 2000 ready and through specific testing of these systems. Our plan is to substantially complete this process prior to the end of the third quarter of 1999. Until such testing is completed and such vendors and providers are contacted, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

COSTS

     We expect to incur approximately $3.0 million, globally, during 1999 in connection with identifying, evaluating and addressing Year 2000 readiness issues. Most of these costs relate to time spent by employees and consultants in making our systems Year 2000 ready. Such costs, are not expected to have a material adverse effect on the Company's business, results of operations and financial condition.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RISKS

     We are not currently aware of any Year 2000 readiness problems relating to our systems that would have a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix such problems. There can be no assurance that we will not discover Year 2000 readiness problems in our systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 readiness issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

     In addition, we cannot assure you that governmental agencies, utility companies, internet access companies, third-party service providers and others outside of our control will be Year 2000 ready. The failure by such entities to be Year 2000 ready could result in a systemic failure beyond our control, such as a prolonged internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the internet or prevent users from accessing our Websites which could have a material adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLAN

     We are currently developing contingency plans for those systems which we consider at risk of not being Year 2000 ready at least three months before year-end. The results of our Year 2000 simulation testing and the responses received from third -party vendors and service providers will be taken into account in determining the nature and extent to which our contingency plans will be implemented.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's primary Market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $155.1 million as of June 30, 1999. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

         The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended June 30, 1999 approximately 64.7% of our net commissions and fees were earned outside the United States and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

                               TMP WORLDWIDE INC.


                            PART II OTHER INFORMATION


ITEM  2(C).    CHANGES IN SECURITIES AND USE OF PROCEEDS


(i) On April 9, 1999, we issued 17,711 shares of our common stock in a private placement transaction in exchange for all the outstanding stock of Ross Advertising, an Ontario, Canada corporation.

(ii) On April 30, 1999, we issued 176,695 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of InterQuest Pty. Limited, an Australian corporation.

(iii) On May 19, 1999, we issued 112,606 shares of our commons stock in a private placement transaction in exchange for all the outstanding stock of LIDA Advertising, Inc., a Missouri corporation.

(iv) On May 20, 1999, we issued 110,000 shares of our common stock in a private placement transaction in exchange for all of the assets of Maes & Lunau, a Netherlands corporation.

(v) On May 26, 1999, we acquired substantially all of the assets of Theaker Monro Newman, a corporation organized under the laws of the United Kingdom. In connection with this acquisition, we issued 6,834 shares of our common stock in a private placement transaction.

(vi) On May 28, 1999, we issued 289,031 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of In2, Inc., a New York corporation.

(vii) On May 28, 1999, we issued an aggregate 122,908 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Lemming/LeVan, Inc., a Georgia corporation, and Lemming/LeVan,Inc., a New York corporation.

(viii) On May 28, 1999, we issued 89,000 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Yellow Pages Unlimited, Inc., an Indiana corporation.

(ix)    On May 4, 1999 we acquired the minority interest in Morgan & Banks (Hong
        Kong) Limited and M&B Search Pty. Ltd. in exchange for 19,431 shares of our common stock in a private placement transaction.

(x) On May 6, 1999 we issued 140,600 shares of our common stock pursuant to stock bonus agreements entered into in connections with the merger with of Johnson, Smith and Knisely, Inc.

(xi) On May 26, 1999 we issued 8,700 shares of our common stock pursuant to stock bonus agreements entered into in connection with the merger with Lemming & LeVan, Inc.

The shares issued in the transactions described in (i) through (xi) above were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Section 4(2) of the Act.

                               TMP WORLDWIDE INC.

                            PART II OTHER INFORMATION


ITEM  4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Annual Meeting of Stockholders was held on June 28,1999.

(b) The following directors were reelected at the Annual Meeting of Stockholders and received the vote indicated:

                                             FOR          WITHHELD
                                             ---          --------

          Andrew J. McKelvey              48,180,882      300,031
          George Eisele                   48,180,375      300,598
          John Gaulding                   48,180,566      300,347
          Michael Kaufman                 48,233,436      247,477
          John Swann                      48,179,159      301,754
          James J. Treacy                 48,180,389      300,524


(c) The adoption of the Company's 1999 Long Term Incentive Plan was approved by the vote indicated:

          For:                               40,993,975
          Against:                            7,464,367
          Broker non-votes:                           0
          Abstain:                               22,571


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this report:

27        Financial Data Schedule

         (b)(i) The Company's Current Report on Form 8-K, dated June 10, 1999, which includes the supplemental consolidated financial statements relating to the restatement of the Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the supplemental consolidated condensed financial statements as of March 31, 1999 and for the three months in the periods ended March 31, 1999 and 1998 to reflect the mergers with InterQuest Pty. Limited on April 30, 1999, LIDA Advertising, Inc. on May 19, 1999, Maes & Lunua on May 20, 1999, Lemming/LeVan, Inc. on May 28, 1999, IN2, Inc. on May 28, 1999 and Yellow Pages Unlimited, Inc. on May 28, 1999 which have been accounted of as poolings-of-interests. In addition, the Company's historical consolidated financial statements included therein reflect the merger with Morgan & Banks Limited as of January 28, 1999, which was accounted for as a pooling of interests.

            (ii) The Company's Current Report on Form 8-K, dated April 21, 1999, relating to the restatement of the Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 to reflect the acquisition of Morgan & Banks Limited on January 28, 1999, which was accounted for as a pooling of interests.

                  All other items of this report are inapplicable.

                               TMP WORLDWIDE INC.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TMP WORLDWIDE INC.
                                    ------------------------------------
                                    (Registrant)




Date:  August 13, 1999              /s/ BART CATALANE
                                    ------------------------------------
                                    BART CATALANE
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)