Form 10-Q
period 1999-09-30
TMP WORLDWIDE INC
filed 1999-11-15
CIK 1020416

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

            Class                      Outstanding on November 9, 1999
            -----                      -------------------------------
            Common Stock                         37,844,448
            Class B Common Stock                  2,381,000

================================================================================

                       TMP WORLDWIDE INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                 PAGE NO.
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

           Consolidated Condensed Balance Sheets--
                    September 30, 1999 and December 31, 1998.................................        2

           Consolidated Condensed Statements of Operations--
                    Three Months and Nine Months Ended September 30, 1999 and 1998...........        3

           Consolidated Condensed Statements of Comprehensive Income (Loss)--
                    Three Months and Nine Months Ended September 30, 1999 and 1998...........        4

           Consolidated Condensed Statement of Stockholders' Equity--
                    Nine Months Ended September 30, 1999.....................................        5

           Consolidated Condensed Statements of Cash Flows--
                    Nine Months Ended September 30, 1999 and 1998............................        6

           Notes to Consolidated Condensed Financial Statements..............................        7-18

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................................        19-30

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.................        31

PART II           OTHER INFORMATION

Item 2.(c)        Changes In Securities and Use of Proceeds..................................        32

Item 6.           Exhibits and Reports on Form 8-K...........................................        33

                  Signatures.................................................................        34

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  September 30,     December 31,
                                                                                      1999              1998
                                                                                      ----              ----
                                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents....................................................     $ 59,565         $ 72,605
   Accounts receivable, net.....................................................      414,182          346,501
   Work-in-process..............................................................       19,593           18,569
   Prepaid and other............................................................       24,940           30,932
                                                                                     --------         --------
         Total current assets...................................................      518,280          468,607
Property and equipment, net.....................................................       61,876           72,729
Deferred income taxes...........................................................       15,817           11,618
Intangibles, net................................................................      257,807          222,866
Other assets....................................................................       17,139           18,896
                                                                                     --------         --------
                                                                                     $870,919         $794,716
                                                                                     --------         --------
                                                                                     --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................     $302,005         $271,358
   Accrued expenses and other liabilities.......................................      112,544          105,918
   Accrued restructuring and integration costs..................................       25,041           16,747
   Deferred revenue.............................................................       47,016           13,945
   Deferred income taxes........................................................           --            4,000
   Current portion of long term debt............................................        8,805           16,148
                                                                                     --------         --------
         Total current liabilities..............................................      495,411          428,116
Long term debt, less current portion ...........................................      100,900          122,710
Other liabilities...............................................................       16,328           18,471
                                                                                     --------         --------
         Total liabilities......................................................      612,639          569,297
                                                                                     --------         --------

Minority interests..............................................................           --             509

Stockholders' equity:
     Preferred stock, $.001 par value, authorized 800,000 shares;
         issued and outstanding - none    ......................................           --             --
     Common stock, $.001 par value, authorized 200,000,000 shares;
         issued and outstanding--37,030,148 and 35,834,234
         shares, respectively...................................................           37               36
     Class B common stock, $.001 par value, authorized 39,000,000 shares;
         issued and outstanding--2,381,000 and 2,381,000 shares,
             respectively.......................................................            2                2
      Additional paid-in capital................................................      300,400          262,386
      Other comprehensive loss..................................................       (4,339)          (3,067)
      Unamortized stock-based compensation......................................          --            (2,732)

      Deficit...................................................................      (37,820)         (31,715)
                                                                                     --------         --------

            Total stockholders' equity..........................................      258,280          224,910
                                                                                     --------         --------

                                                                                     $870,919         $794,716
                                                                                     ========         ========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                            -----------------------------       -----------------------------
                                                               1999              1998              1999              1998
                                                            -----------       -----------       -----------       -----------
Commissions and fees .................................      $   196,461       $   167,876       $   539,546       $   479,903
                                                            -----------       -----------       -----------       -----------

Operating expenses:
   Salaries and related costs ........................          109,649            99,527           318,471           281,884
   Office and general expenses .......................           51,164            44,915           163,012           132,888
   Merger and integration costs ......................           34,808             7,090            46,262             9,577
   Restructuring charges .............................               --                --             2,789                --
   Amortization of intangibles .......................            2,921             2,013             8,564             7,394
   CEO special bonus .................................               --               375                --             1,125
                                                            -----------       -----------       -----------       -----------
       Total operating expenses ......................          198,542           153,920           539,098           432,868
                                                            -----------       -----------       -----------       -----------

Operating income (loss) ..............................           (2,081)           13,956               448            47,035
                                                            -----------       -----------       -----------       -----------

Other income (expense):
   Interest expense, net .............................           (2,041)           (2,416)           (6,308)           (7,110)
   Other, net ........................................             (745)             (580)             (785)             (932)
                                                            -----------       -----------       -----------       -----------
       Total other expense, net ......................           (2,786)           (2,996)           (7,093)           (8,042)
                                                            -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes,
       minority interests and equity in
       losses of affiliates ..........................           (4,867)           10,960            (6,645)           38,993
Provision for income taxes ...........................              432             4,694               751            16,313
                                                            -----------       -----------       -----------       -----------
Income (loss) before minority interests
       and equity in losses of affiliates ............           (5,299)            6,266            (7,396)           22,680
Minority interests ...................................               --               (17)              107               (18)
Equity in losses of affiliates .......................             (100)             (123)             (300)             (297)
                                                            -----------       -----------       -----------       -----------


Net income (loss) applicable to common and
       Class B common stockholders ...................      $    (5,399)      $     6,160       $    (7,803)      $    22,401
                                                            ===========       ===========       ===========       ===========

Net income (loss) per common and Class B common share:
       Basic .........................................      $     (0.14)      $      0.16       $     (0.20)      $      0.59
                                                            ===========       ===========       ===========       ===========
       Diluted .......................................      $     (0.14)      $      0.16       $     (0.20)      $      0.57
                                                            ===========       ===========       ===========       ===========

Weighted average shares outstanding:
       Basic .........................................           39,233            38,053            38,852            37,938
                                                            ===========       ===========       ===========       ===========
       Diluted .......................................           39,233            39,211            38,852            39,043
                                                            ===========       ===========       ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (in thousands)
                                   (unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      1999             1998
                                                                                    --------         --------
     Net income (loss)........................................................        $(7,803)         $22,401
     Foreign currency translation adjustment..................................         (1,272)            (580)
                                                                                    ---------        ---------
     Comprehensive income (loss)..............................................        $(9,075)         $21,821
                                                                                    =========        =========


                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                      1999             1998
                                                                                    --------         --------
     Net income (loss)........................................................        $(5,399)          $6,160
     Foreign currency translation adjustment..................................         (1,291)          (1,343)
                                                                                    ---------        ---------
    Comprehensive income (loss)..............................................         $(6,690)          $4,817
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

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                             Class B
                                                   Common Stock,           Common Stock,
                                                  $.001 par value         $.001 par value     Additional       Other
                                                 ------------------      -----------------     Paid-in     Comprehensive
                                                 Shares      Amount      Shares      Amount     Capital         Loss
                                                 ------      ------      ------      ------     -------         ----
Balance, January 1, 1999 ................      35,834,234      $36      2,381,000      $2      $ 262,386       $(3,067)
Issuance of common stock in
  connection with the exercise of options         649,781        1             --       -          8,158            --
Issuance of common stock in
  connection with business combinations .         337,466       --             --       -         17,113            --
Issuance of common stock for matching
  contribution to 401(k) plan ...........          21,477       --             --       -            902            --
Issuance of common stock for employee
  stay bonuses ..........................         167,759       --             --       -          5,316            --
Issuance of common stock for purchase
  of minority interest ..................          19,431       --             --       -          1,210            --
Issuance of compensatory stock options ..              --       --             --       -            134            --
Tax benefit from the exercise of
  stock options .........................              --       --             --       -          6,214            --
Forfeiture of stock based compensation
  due to departure of employees
  of pooled company .....................              --       --             --       -         (1,033)           --
Accelerated vesting of stock based
  compensation of pooled company ........              --       --             --       -             --            --
Foreign currency translation adjustment .              --       --             --       -             --        (1,272)
Net income (loss) .......................              --       --             --       -             --            --
Pooled company losses included in
  current and previous years ............              --       --             --       -             --            --
Dividends declared by pooled companies ..              --       --             --       -             --            --
                                               ----------      ---      ---------      --      ---------       -------
Balance, Sept. 30, 1999 .................      37,030,148      $37      2,381,000      $2      $ 300,400       $(4,339)
                                               ==========      ===      =========      ==      =========       =======




                                               Unamortized                      Total
                                               Stock-based                   Stockholders'
                                               Compensation     Deficit         Equity
                                               ------------     -------         ------
Balance, January 1, 1999 ................         $(2,732)      $(31,715)      $ 224,910
Issuance of common stock in
  connection with the exercise of options              --             --           8,159
Issuance of common stock in
  connection with business combinations .              --             --          17,113
Issuance of common stock for matching
  contribution to 401(k) plan ...........              --             --             902
Issuance of common stock for employee
  stay bonuses ..........................              --             --           5,316
Issuance of common stock for purchase
  of minority interest ..................              --             --           1,210
Issuance of compensatory stock options ..              --             --             134
Tax benefit from the exercise of
  stock options .........................              --             --           6,214
Forfeiture of stock based compensation
  due to departure of employees
  of pooled company .....................           1,033             --              --
Accelerated vesting of stock based
  compensation of pooled company ........           1,699             --           1,699
Foreign currency translation adjustment .              --             --          (1,272)
Net income (loss) .......................              --         (7,803)         (7,803)
Pooled company losses included in
  current and previous years ............              --          3,784           3,784
Dividends declared by pooled companies ..              --         (2,086)         (2,086)
                                                  -------       --------       ---------
Balance, Sept. 30, 1999 .................         $     0       $(37,820)      $ 258,280
                                                  =======       ========       =========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                      1999                1998
                                                                                      ----                ----
Cash flows from operating activities:
    Net income (loss)...........................................................    $  (7,803)       $  22,401
                                                                                    ---------        ---------

       Adjustments to reconcile net income (loss) to net cash provided by (used
          in) operating activities:
       Depreciation and amortization ...........................................       29,797           24,409
       Provision for doubtful accounts..........................................        7,896            3,336
       Common stock issued for bonuses and contribution to 401k plan............        2,031            4,040
       CEO bonus and indemnity payment..........................................         ----            1,125
       Minority interests.......................................................          107              (18)
       Net loss on disposal of fixed assets.....................................        7,297               13
       Provision for deferred income taxes......................................       (8,202)             778
       Tax benefit from the exercise of employee stock options..................        6,214             ----
       Effect of companies accounted for as poolings of interests included in
          both the current period and the previous year.........................        3,784             ----
       Other....................................................................         ----              497
       Changes in assets and liabilities, net of effects of purchases of businesses:
        Increase in accounts receivable, net....................................      (68,674)         (56,192)
        Increase in accounts payable, accrued expenses and other
          liabilities...........................................................       30,270           25,845
        Decrease (increase) in work-in-process, prepaid and other...............        7,437           (8,275)
        Increase in deferred revenue............................................       33,066            7,899
                                                                                    ---------        ---------
          Total adjustments.....................................................       51,023            3,457
                                                                                    ---------        ---------
          Net cash provided by operating activities.............................       43,220           25,858
                                                                                    ---------        ---------

Cash flows from investing activities:
       Capital expenditures.....................................................      (19,617)         (20,032)
       Proceeds from sale of assets.............................................        9,761             ----
       Advances and loan repayments to shareholders & officers of pooled entities        ----             (602)
       Investment in life insurance.............................................         ----           (1,416)
       Purchases of investments by pooled company...............................         ----          (33,363)
       Payments for purchases of businesses, net of cash acquired...............      (22,029)         (24,058)
                                                                                    ---------        ---------

         Net cash used in investing activities..................................      (31,885)         (79,471)
                                                                                    ---------        ---------

Cash flows from financing activities:
       Payments on capitalized leases...........................................       (3,988)          (2,250)
       Borrowings under lines of credit and proceeds from issuance of debt......      926,951          756,338
       Repayments under lines of credit and principal payments on debt..........     (952,768)        (753,014)
       Cash received from the exercise of employee stock options................        8,158            1,405
       Dividends paid by pooled entities........................................       (2,086)          (6,334)
       Proceeds from common stock offering of pooled company....................         ----           41,392

       Other....................................................................         ----             (307)
                                                                                    ---------        ---------



         Net cash (used in) provided by financing activities....................      (23,733)          37,230
                                                                                    ---------        ---------

Effect of exchange rate changes on cash.........................................         (642)             (59)
                                                                                    ---------        ---------

Net decrease in cash and cash equivalents.......................................      (13,040)         (16,442)
Cash and cash equivalents, beginning of period..................................       72,605           54,591
                                                                                    ---------        ---------
Cash and cash equivalents, end of period........................................      $59,565        $  38,149
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

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its supplemental consolidated financial statements included in the Company's Current Report on Form 8-K dated September 30, 1999. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods may not be indicative of annual results.

      For the period January 1, 1996 through September 30, 1999, the Company completed 58 acquisitions, which were accounted for under the purchase method, and 18 mergers, which were accounted for as poolings of interests. The 58 purchases, in the aggregate, had annual estimated gross billings of approximately $662.7 million. Of the eighteen mergers, the thirteen completed prior to July 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group, and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"), and Morgan & Banks Limited ("M&B"), Interquest, Pty. Limited ("Interquest"), LIDA Advertising, Inc. ("LIDA"), Maes & Lunau ("M&L"), IN2, Inc. ("IN2"), Lemming & LeVan, Inc. ("L&L"), and Yellow Pages Unlimited, Inc. ("YPU") in 1999. In connection with these transactions the Company issued 9,691,210 shares of its common stock in exchange for all of the outstanding common stock of the thirteen merged companies. In addition, during the period July 1, 1999 through September 30, 1999, the Company consummated mergers with the following companies (the "Third Quarter 1999 Pooled Companies"), in transactions which provided for the exchange of all of the outstanding stock of each entity for a total of 2,153,457 shares of TMP common stock and these transactions have been accounted for as poolings of interests (the "Third Quarter 1999 Mergers").

                                       NATURE                    REGION                               NUMBER OF TMP
          ENTITY                   OF OPERATIONS              OF OPERATIONS        ACQUISITION DATE   SHARES ISSUED
---------------------------- --------------------------- ------------------------ ------------------ ---------------
Cameron-Newell
Advertising, Inc. ("CNA")    Recruitment advertising     North America            August 2, 1999            420,000
Brook Street Bureau (QLD)
Pty Ltd                      Temporary contracting
("Brook St.")                and search & selection      Asia\Pacific Region      August 3, 1999            130,900
LAI Worldwide, Inc. ("LAI")  Search & selection          North America            August 26, 1999         1,059,821
Fox Advertising Inc.
("Fox")                      Yellow page advertising     North America            August 30, 1999           129,640
Lampen Group Limited         Temporary contracting       Asia\Pacific Region &
("Lampen")                   and search & selection      United Kingdom           August 31, 1999           413,096

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION (CONTINUED)

Accordingly, the consolidated condensed financial statements included herein for the 1998 periods have been retroactively restated to reflect the mergers in 1998 completed after October 1, 1998 (the results of JSK and TASA were included in the Company's consolidated condensed financial statements filed in its Quarterly Report on Form 10-Q for the period ended September 30, 1998, because they were completed prior to that date), the M&B merger, the Second Quarter 1999 Mergers and the Third Quarter 1999 Mergers, and as a result, the financial position, results of operations and statements of cash flows are presented as if the combining companies had been consolidated for all periods presented. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

TEMPORARY CONTRACTING COMMISSIONS AND FEES

      The presentation of Temporary Contracting Revenue and Costs has changed from that in the Form 8-K filed June 10, 1999. The amounts charged to clients for Temporary Contracting services are now reported after deducting the costs of the temporary contractor. The details for such amounts are (in thousands):

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                       1999            1998
                                                                                       ----            ----
     Temporary Contracting Revenue............................................       $245,015        $184,942
     Temporary Contracting Costs..............................................        200,149         151,915
                                                                                     --------        --------
     Temporary Contracting  commissions & fees................................       $ 44,866        $ 33,027
                                                                                     ========        ========

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                       1999            1998
                                                                                       ----            ----
     Temporary Contracting Revenue............................................        $88,089         $64,913
     Temporary Contracting Costs..............................................         72,666          51,093
                                                                                     --------        --------
     Temporary Contracting  commissions & fees................................        $15,423         $13,820
                                                                                     ========        ========

EARNINGS (LOSS) PER SHARE

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

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                       1999            1998
                                                                                       ----            ----
     Basic  ..................................................................         38,852          37,938
     Effect of assumed conversion of stock options and other..................              *           1,105
                                                                                     --------        --------
     Diluted..................................................................         38,852          39,043
                                                                                     ========        ========

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                                       1999            1998
                                                                                       ----            ----
     Basic  ..................................................................         39,233          38,053
     Effect of assumed conversion of options and other........................              *           1,158
                                                                                     --------        --------
     Diluted..................................................................         39,233           39,211
                                                                                     ========        ========

*Effect of diluted shares is anti-dilutive.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       (in thousands, except share and per
                                 share amounts)
                                   (unaudited)

NOTE 2-NATURE OF BUSINESS AND CREDIT RISK

      The Company operates in five business segments: recruitment advertising, yellow page advertising, Internet, search & selection and temporary contracting. The Company earns commission income for selling and placing recruitment and yellow page advertising to a large number of customers in many different industries, fees for executive and mid-level search & selection services, fees for advertisements placed on its Internet Websites and other Internet related recruitment and advertising services and fees in connection with providing temporary contracting services. The Company operates principally throughout North America, the Asia\Pacific Region, the United Kingdom and Continental Europe.


NOTE 3 - BUSINESS ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

      During the period July 1, 1999 through September 30, 1999, the Company completed the following acquisitions which provided for the exchange of all the outstanding stock of each entity for shares of TMP common stock and are being accounted for as poolings of interests:

                          NATURE OF                  REGION OF                                        NUMBER OF TMP
         ENTITY           OPERATIONS                 OPERATIONS             ACQUISITION DATE          SHARES ISSUED
         ------           ----------                 ----------             ----------------          -------------

    CNA............     Recruitment advertising      North America          August 2, 1999                420,000
    Brook St.......     Temporary contracting and    Asia\Pacific Region    August 3, 1999                130,900
                        search & selection
    LAI............     Search & selection           North America          August 26, 1999             1,059,821
    Fox............     Yellow page advertising      North America          August 30, 1999               129,640
    Lampen.........     Temporary contracting and    Asia\Pacific           August 31, 1999               413,096
                        search & selection           Region & United
                                                     Kingdom

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

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

      Commissions & fees, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the combining companies, after giving retroactive effect to the pooling of interests transactions, are as follows:

                                                                                   THREE MONTHS     NINE MONTHS
                                                                                      ENDED            ENDED
                                                                                   SEPTEMBER         SEPTEMBER
                                                                                   ---------         ---------
                                                                                    30, 1998          30, 1998
                                                                                    --------          --------
COMMISSIONS & FEES:
TMP revenue, as previously reported on Form 10-Q\A...............................   $103,737     $        ----
TMP revenue, as previously reported on Form 8-K filed on March 16, 1999..........       ----           488,908

Less: Temporary contracting costs................................................       ----         (111,227)
                                                                                    --------         ---------
Commissions & fees...............................................................    103,737           377,681

Morgan & Banks...................................................................     29,986              ----
Interquest.......................................................................      1,074             3,284
LIDA.............................................................................        890             2,169
M & L............................................................................        846             2,538
IN2..............................................................................        342               964
L & L............................................................................        789             2,367
YPU..............................................................................        332               996
CNA..............................................................................      2,566             7,433
Brook St. .......................................................................        619             1,812
LAI..............................................................................     23,311            70,984
Fox..............................................................................        789             1,897
Lampen...........................................................................      2,595             7,778
                                                                                    --------         ---------
TMP, as restated.................................................................   $167,876          $479,903
                                                                                    ========         =========

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (CONTINUED) (in thousands, except share and per
                                 share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

                                                                                                  THREE MONTHS        NINE MONTHS
                                                                                                      ENDED              ENDED
                                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                                 -------------      -------------
                                                                                                      1998               1998
                                                                                                      ----               ----
NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON STOCKHOLDERS:

TMP, as previously reported on Form 10-Q\A......................................                    $3,139            $  ----
TMP, as previously reported on Form 8-K filed on March 16, 1999.................                      ----             15,575
Morgan & Banks..................................................................                     2,158               ----
Interquest......................................................................                       225                670
LIDA............................................................................                       (64)              (280)
M & L...........................................................................                       445              1,336
IN2.............................................................................                        83                382
L & L...........................................................................                      (117)              (351)
YPU.............................................................................                       146                438
CNA.............................................................................                      (475)                142
Brook St........................................................................                       145                436
LAI.............................................................................                        12              2,381
Fox.............................................................................                       203                352
Lampen..........................................................................                       260              1,320
                                                                                                    ------            -------
TMP, as restated................................................................                    $6,160            $22,401
                                                                                                    ======            =======

NET INCOME PER COMMON AND CLASS B COMMON SHARE:

As previously reported on Form 10-Q\A:
  Basic.........................................................................                     $0.11               ----
  Diluted.......................................................................                     $0.11               ----
As previously reported on Form 8-K filed on March 16, 1999:
  Basic.........................................................................                      ----              $0.45
  Diluted.......................................................................                      ----              $0.43
Restated:
  Basic.........................................................................                     $0.16              $0.59
  Diluted.......................................................................                     $0.16              $0.57

MERGER AND INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

In connection with pooling of interests transactions completed during 1999, the Company expensed merger & integration costs of $46,262 for the nine months ended September 30, 1999. Of this amount $21,018 is for merger costs and $25,244 is for integration. The merger costs for the nine months ended September 30, 1999, consist of (1) $3,251 of non-cash employee stay bonuses, which include (a) $2,133 for the amortization of prepaid compensation paid with TMP common stock, (b) $351 which is related to an option grant to employees of a pooled company and which represents the difference between the option exercise price and the stock price on the day the options were granted and (c) $767 for TMP shares given to key personnel of a pooled company as employee stay bonuses, (2) $1,132 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $11,850 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $4,785 in severance costs for managers of LAI, who, in accordance with the terms of their employment agreements, chose to resign

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

      from LAI after the merger with TMP seemed likely. The $25,244 of integration costs consist of: (a) $8,703 for assumed obligations of closed facilities, (b) $12,110 for consolidation of acquired facilities, (c) $575 for severance, relocation and other employee costs and (d) a $3,856 provision for uncollectible accounts receivable. See schedule in ACCRUED RESTRUCTURING AND INTEGRATION COSTS in the section below.

      During the nine months ended September 30, 1998, the Company expensed merger and integration costs of $9,577 which were related to the pooling of interests transaction with JSK, TASA and Stackig, and are comprised of transaction costs and the amortization of employee stay bonuses.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

      In addition to the pooling of interests transactions discussed above, in the nine month period ended September 30, 1999, the Company completed seventeen acquisitions using the purchase method of accounting: eight search & selection companies, seven recruitment advertising companies, one Internet company and one yellow page advertising company.

The purchase price of these acquisitions was approximately $45.8 million, including 337,466 shares of TMP common stock. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

      The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 1999 and 1998 and the year ended December 31, 1998 assume that the acquisitions in 1999 and 1998 occurred as of the beginning of each of the periods presented.

                                                              NINE MONTHS ENDED              YEAR ENDED
                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                 -------------              ------------
                                                               1999          1998                 1998
                                                               ----          ----                 ----
Commissions and fees.............................            $551,990      $503,289             $677,918

Net income  (loss)  applicable to common and Class B
common stockholders..............................            $ (7,573)     $ 20,779             $ 12,986
Net income (loss) per common and Class B
common share:
   Basic.........................................              $(0.19)        $0.54                $0.34
   Diluted.......................................              $(0.19)        $0.52                $0.33

      The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED RESTRUCTURING AND INTEGRATION COSTS

      In connection with the acquisitions made in 1997 and accounted for using the purchase method, the Company developed plans to restructure the operations of the acquired companies. Such plans involve the closure of certain offices of the acquired companies and the termination of certain management and employees. The objective of the plans is to create a single brand in the related markets in which the

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

      Company operates. The preliminary plans were finalized in July 1998. In addition, in 1999 LAI completed plans to close its London, England and Hong Kong offices and, in connection with these office closings, charged earnings for the nine months ended September 30, 1999 for $2,789. Including the effects of integration plans related to business combinations accounted for as poolings of interest discussed above, the costs and liabilities of these plans include:

                                                                 BALANCE                 APPLIED AGAINST                  BALANCE
                                                                 12/31/98    EXPENSED     RELATED ASSET     PAYMENTS      9/30/99
                                                                 --------    --------     -------------     --------      -------

     Assumed obligations on closed leased facilities..........    $9,590      $9,219         $     --       $(1,333)      $17,476
     Consolidation of acquired facilities.....................     2,745      13,145           (9,255)       (2,321)        4,314
     Contracted lease payments exceeding current market costs.       707          --                --         (108)          599
     Severance, relocation and other employee costs...........     1,952       1,813                --       (2,844)          921
     Provision for uncollectable receivables..................        --       3,856           (3,856)            --           --
     Pension obligations......................................     1,753          --               --           (22)        1,731
                                                                 -------     -------         ---------      --------      -------
     Total....................................................   $16,747     $28,033         $(13,111)      $(6,628)      $25,041
                                                                 =======     =======         =========      ========      =======

      Accrued liabilities for surplus properties in the amount of $17,476 as of September 30, 1999 relate to 20 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or were closed by September 30, 1999 in connection with the restructuring and integration plans. The amount is based on the present value of minimum future lease obligations, net of sublease revenue on existing leases.

      Other costs associated with the closure of existing offices of acquired companies in the amount of $4,314 as of September 30, 1999, relate to the termination costs of contracts relating to billing systems, external reporting systems and other contractual agreements with third parties.

      Above market lease costs in the amount of $599 as of September 30, 1999 relate to the present value of contractual lease payments in excess of current market lease rates.

      Estimated severance payments, employee relocation expenses and other employee costs in the amount of $921 as of September 30, 1999 relate to estimated severance for terminated employees at closed locations, costs associated with employees to be transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters' management and administrative personnel. As of September 30, 1999, the accrual related to approximately 40 employees including senior management, sales, service and administrative personnel.

      Pension obligations in the amount of $1,731 were assumed in connection with the acquisition of Austin Knight.

      The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Additional future costs incurred, resulting from revised plan actions will be charged to operations in the period in which they occur.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA

The Company is engaged in five lines of business: recruitment advertising, yellow page advertising, Internet, search and selection and temporary contracting. Operations are conducted in several geographic regions: North America, the Asia\Pacific Region (primarily in Australia, New Zealand and Japan) the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic segment, for the nine months ended September 30, 1999 and 1998.


                                      RECRUITMENT   YELLOW PAGE              SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT       ADVERTISING   ADVERTISING   INTERNET   SELECTION   CONTRACTING     TOTAL
-------------------------------       -----------   -----------   --------   ---------   -----------     -----
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999
Commissions and fees
      Traditional sources............. $134,928       $79,522     $   ---    $197,278       $44,866   $456,594
      Internet........................    8,526         3,223      66,243       4,026           934     82,952
                                       --------       -------     -------    --------       -------   --------
Commissions and fees..................  143,454        82,745      66,243     201,304        45,800    539,546
                                       --------       -------     -------    --------       -------   --------

Operating expenses:
      Salaries & related costs and
      office & general expenses.......  117,690        51,609        ----     195,039        31,418    395,756
      Internet expenses (a)...........    7,694         3,127      62,071      12,287(b)        548     85,727
      Merger and integration costs....      401           376        ----      44,575           910     46,262
      Restructuring charges...........     ----          ----        ----       2,789          ----      2,789
      Amortization of intangibles.....    4,833         1,550         175       1,923            83      8,564
                                       --------       -------     -------    --------       -------   --------
Total expenses........................  130,618        56,662      62,246     256,613        32,959    539,098
                                       --------       -------     -------    --------       -------   --------

Operating income (loss):
      Traditional sources.............   12,004        25,987        ----     (47,048)       12,455      3,398
      Internet........................      832            96       3,997      (8,261)          386     (2,950)
                                       --------       -------     -------    --------       -------   --------
Operating income (loss)...............  $12,836       $26,083      $3,997   $ (55,309)      $12,841        448
                                       ========       =======      ======   =========       =======

Other expense:
      Interest expense, net...........        *             *           *           *             *     (6,308)

      Other, net......................        *             *           *           *             *       (785)
                                                                                                      --------
Loss  before  provision  for  income
taxes,    minority   interests   and
equity in losses of affiliates........        *             *           *           *             *  $  (6,645)
                                                                                                      ========

------------
(a) Is comprised of salaries & related costs and office & general expenses.
(b) Includes $8,823 for the marketing of search & selection related Internet services offered by LAIcompass.
*   Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                        RECRUITMENT    YELLOW PAGE                SEARCH &      TEMPORARY
INFORMATION BY BUSINESS SEGMENT         ADVERTISING    ADVERTISING    INTERNET    SELECTION     CONTRACTING      TOTAL
-------------------------------         -----------    -----------    --------    ---------     -----------      -----
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998

Commissions and fees:
    Traditional sources ............      $ 133,858       $82,534      $    --      $197,796      $33,027      $ 447,215
    Internet .......................          4,560         1,751       26,377            --           --         32,688
                                          ---------       -------      -------      --------      -------      ---------
Commissions and fees ...............        138,418        84,285       26,377       197,796       33,027        479,903
                                          ---------       -------      -------      --------      -------      ---------
Operating expenses:
    Salaries & related costs, office
    & general expenses and CEO
    special bonus ..................        126,263        49,409           --       179,984       28,367        384,023
    Internet expenses(a) ...........          4,747         1,210       25,917            --           --         31,874
    Merger and integration costs ...             36            --           --         9,541           --          9,577
    Amortization of intangibles ....          4,088         1,788          173         1,257           88          7,394
                                          ---------       -------      -------      --------      -------      ---------
Total expenses .....................        135,134        52,407       26,090       190,782       28,455        432,868
                                          ---------       -------      -------      --------      -------      ---------

Operating income (loss):
    Traditional sources ............          3,471        31,337           --         7,014        4,572         46,394
    Internet .......................           (187)          541          287            --           --            641
                                          ---------       -------      -------      --------      -------      ---------
Operating income (loss) ............      $   3,284       $31,878      $   287      $  7,014      $ 4,572         47,035
                                          =========       =======      =======      ========      =======

Other expense:
      Interest expense, net ........              *             *            *             *            *         (7,110)
      Other, net ...................              *             *            *             *            *           (932)
                                                                                                               ---------
Income before provision for income
taxes, minority interests and equity
in losses of affiliates ............              *             *            *             *            *      $  38,993
                                                                                                               =========

(a) Is comprised of salaries & related costs and office & general expenses.

*   Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                        RECRUITMENT  YELLOW PAGE                   SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT         ADVERTISING  ADVERTISING     INTERNET      SELECTION    CONTRACTING      TOTAL
-------------------------------         -----------  -----------     --------      ---------    -----------      -----

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999
Commissions and fees:
    Traditional sources ............      $43,024      $ 28,540       $    --      $  72,835       $15,423      $ 159,822
    Internet .......................        2,879         1,571        30,264          1,608           317         36,639
                                          -------      --------       -------      ---------       -------      ---------
Commissions and fees ...............       45,903        30,111        30,264         74,443        15,740        196,461
                                          -------      --------       -------      ---------       -------      ---------

Operating expenses:
    Salaries & related costs and
    office & general  expenses .....       36,539        18,299            --         65,500         8,852        129,190
    Internet expenses(a) ...........        2,751         1,638        25,727          1,403           104         31,623
    Merger and integration costs ...          203           346            --         33,952           307         34,808
    Amortization of intangibles ....        1,598           244            54          1,010            15          2,921
                                          -------      --------       -------      ---------       -------      ---------
Total expenses .....................       41,091        20,527        25,781        101,865         9,278        198,542
                                          -------      --------       -------      ---------       -------      ---------

Operating income (loss):
    Traditional sources ............        4,684         9,651            --        (27,627)        6,249         (7,043)
    Internet .......................          128           (67)        4,483            205           213          4,962
                                          -------      --------       -------      ---------       -------      ---------
Operating income (loss) ............      $ 4,812      $  9,584       $ 4,483      $ (27,422)      $ 6,462         (2,081)
                                          =======      ========       =======      =========       =======

Other expense:
    Interest expense, net ..........            *             *             *              *             *         (2,041)
    Other, net .....................            *             *             *              *             *           (745)
                                                                                                                ---------
Income (loss) before provision for
income taxes, minority interests and
equity in losses of affiliates .....            *             *             *              *             *      $  (4,867)
                                                                                                                =========

(a) Is comprised of salaries & related costs and office & general expenses.

*   Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)



                                        RECRUITMENT  YELLOW PAGE                   SEARCH &     TEMPORARY
INFORMATION BY BUSINESS SEGMENT         ADVERTISING  ADVERTISING     INTERNET      SELECTION    CONTRACTING      TOTAL
-------------------------------         -----------  -----------     --------      ---------    -----------      -----

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998
Commissions and fees
      Traditional sources ..........      $ 42,306       $32,124      $    --      $ 65,972       $13,820      $ 154,222

      Internet .....................         1,398           488       11,768            --            --         13,654
                                          --------       -------      -------      --------       -------      ---------
Commissions and fees ...............        43,704        32,612       11,768        65,972        13,820        167,876
                                          --------       -------      -------      --------       -------      ---------

Operating expenses:
      Salaries & related costs,
      office & general expenses and
      CEO special bonus ............        46,970        12,403           --        59,976        12,743        132,092
      Internet expenses(a) .........           979           455       11,291            --            --         12,725
      Merger and integration costs .            36            --           --         7,054            --          7,090
      Amortization of intangibles ..         1,132           504           63           291            23          2,013
                                          --------       -------      -------      --------       -------      ---------
Total expenses .....................        49,117        13,362       11,354        67,321        12,766        153,920
                                          --------       -------      -------      --------       -------      ---------

Operating income (loss):
      Traditional sources ..........        (5,832)       19,217           --        (1,349)        1,054         13,090
      Internet .....................           419            33          414            --            --            866
                                          --------       -------      -------      --------       -------      ---------
Operating income (loss) ............      $ (5,413)      $19,250      $   414      $ (1,349)      $ 1,054         13,956
                                          ========       =======      =======      ========       =======


Other expense:
      Interest expense, net ........             *             *            *             *             *         (2,416)
      Other, net ...................             *             *            *             *             *           (580)
                                                                                                               ---------

Income before provision for income
taxes, minority interests and equity
in losses of affiliates ............             *             *            *             *             *      $  10,960
                                                                                                               =========

(a) Is comprised of salaries & related costs and office & general expenses.

*   Not allocated

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (CONTINUED)


                                                                                   UNITED         CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION            NORTH AMERICA   ASIA\PACIFIC REGION    KINGDOM          EUROPE              TOTAL
--------------------------------            -------------   -------------------    -------          ------              -----
FOR THE NINE MONTHS ENDED:

SEPTEMBER 30, 1999
    Commissions and fees .............         $ 290,102          $121,244         $ 66,864          $ 61,336          $ 539,546
    Income (loss) before income taxes,
      minority interests and equity
      in losses of affiliates ........         $ (27,925)         $ 17,909         $   (710)         $  4,081          $  (6,645)


SEPTEMBER 30, 1998
    Commissions and fees .............         $ 280,727          $ 95,310         $ 65,188          $ 38,678          $ 479,903
    Income (loss) before income taxes,
      minority interests and equity
      in losses of affiliates ........         $  11,332          $ 11,668         $  9,221          $  6,772          $  38,993



FOR THE THREE MONTHS ENDED:

SEPTEMBER 30, 1999
    Commissions and fees .............         $ 107,424          $ 43,415         $ 24,505          $ 21,117          $ 196,461
    Income (loss) before income taxes,
      minority interests and equity
      in losses of affiliates ........         $ (11,382)         $  8,661         $    935          $ (3,081)         $  (4,867)


SEPTEMBER 30, 1998
    Commissions and fees .............         $ 101,741          $ 36,150         $ 17,503          $ 12,482          $ 167,876
    Income (loss) before income taxes,
      minority interests and equity
      in losses of affiliates ........         $  (4,207)         $  3,788         $  8,874          $  2,505          $  10,960


NOTE  5-SUBSEQENT EVENT-HIGHLAND SEARCH GROUP L.L.C.  ACQUISITION

      On October 21, 1999 the Company and Highland Search Group L.L.C. ("Highland") entered into a merger agreement by which the Company acquired all of the outstanding shares of Highland in exchange for 699,333 shares of TMP common stock. The transaction is being accounted for as a pooling of interests. Highland is engaged in the executive search business. In addition, the Company has entered into a Co-op Advertising Agreement with Highland.

                               TMP WORLDWIDE INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. IN ADDITION, WHEN USED HEREIN, THE WORDS "ESTIMATE", "PROJECT", "BELIEVE", "ANTICIPATE", AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WHICH REFLECT OUR CURRENT VIEWS AS TO FUTURE EVENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, AND UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN ACCEPTANCE OF THE INTERNET AND THE COMPANY'S INTERNET CONTENT, (II) THAT THE COMPANY HAS GROWN RAPIDLY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO BE ABLE TO GROW PROFITABLY OR MANAGE ITS GROWTH, (III) RISKS ASSOCIATED WITH ACQUISITIONS, (IV) COMPETITION, (V) THE COMPANY'S QUARTERLY OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE, (VI) THE COMPANY'S BUSINESS EXPERIENCES SEASONALITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) THE CONTROL OF THE COMPANY BY ANDREW J. MCKELVEY, (IX) CERTAIN TRANSACTIONS WITH AFFILIATED PARTIES AND (X) THE OTHER RISKS DETAILED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

Overview

We are a marketing services, communications, search and selection, and technology company. We provide comprehensive, individually tailored advertising services, including development of creative content, media planning, production and placement of corporate advertising, market research, direct marketing and other ancillary services and products, search and selection services and temporary contracting services. We are one of the world's largest recruitment advertising agencies, the world's largest yellow page advertising agency and a leader in the use of the Internet for recruiting.

A substantial part of our growth has been achieved through acquisitions. For the period January 1, 1996 through September 30, 1999, we completed 58 acquisitions, which were accounted for under the purchase method, and 18 mergers, which were accounted for as poolings of interests. The 58 purchases, in the aggregate, had annual estimated gross billings of approximately $662.7 million. Of the eighteen mergers, the thirteen completed prior to July 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group, and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"), and Morgan & Banks Limited ("M&B"), Interquest, Pty. Limited ("Interquest"), LIDA Advertising, Inc. ("LIDA"), Maes & Lunau ("M&L"), IN2, Inc. ("IN2"), Lemming & LeVan, Inc. ("L&L"), and Yellow Pages Unlimited, Inc. ("YPU") in 1999. In connection with these transactions we issued approximately 9.7 million shares of our common stock in exchange for all of the outstanding common stock of the thirteen merged companies. In addition, from July 1, 1999 through September 30, 1999, we completed mergers with the five companies listed below (the "Third Quarter 1999 Pooled

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Companies"), which have been accounted for as poolings of interests (the "Third Quarter 1999 Mergers"). In connection with these transactions we issued a total of approximately 2.2 million shares of TMP common stock in exchange for all of the outstanding stock of the Third Quarter 1999 Pooled Companies.

THE THIRD QUARTER 1999 POOLED COMPANIES ARE:
--------------------------------------------


                                            NATURE OF                  REGION OF                                  NUMBER OF TMP
             ENTITY                        OPERATIONS                 OPERATIONS          ACQUISITION DATE        SHARES ISSUED
             ------                        ----------                 ----------          ----------------        -------------
Cameron-Newell Advertising,       Recruitment advertising           North America          August 2, 1999             420,000
   Inc.("CNA")

Brook Street Bureau (QLD) Pty     Temporary contracting and search
   Ltd ("Brook St.")              & selection                       Asia\Pacific Region    August 3, 1999             130,900

LAI Worldwide, Inc. ("LAI")       Search & selection                North America          August 26, 1999          1,059,821

Fox Advertising Inc. ("Fox")      Yellow page advertising           North America          August 30, 1999            129,640


Lampen Group Limited ("Lampen")   Temporary contracting and search  Asia\Pacific           August 31, 1999            413,096
                                  & selection                       Region & United
                                                                    Kingdom

      Accordingly, the consolidated condensed financial statements included herein for the 1998 periods have been retroactively restated to reflect the mergers in 1998 completed after October 1, 1998 (the results of JSK and TASA were included in the Company's consolidated condensed financial statements filed in its Quarterly Report on Form 10-Q for the period ended September 30, 1998, because they were completed prior to that date), the M&B merger, the Second Quarter 1999 Mergers and the Third Quarter 1999 Mergers, and as a result, the financial position, results of operations and statements of cash flows are presented as if the combining companies had been consolidated for all periods presented. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

      Gross billings refer to billings for advertising placed in telephone directories, newspapers, new media and other media, and associated fees for related services, fees earned for search & selection and related services, and commissions and fees from temporary contracting services. Gross billings are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings directly impact our total commissions and fees earned. For recruitment and yellow page advertising, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher, and associated fees for related services. Publishers typically bill us for the advertising purchased by clients and we in turn bill our clients for this amount. Generally, the payment terms with yellow page clients require payment to us prior to the date payment is due to publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


For recruitment advertising placements in the U.S., publisher commissions average approximately 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. During the nine months ended September 30, 1999, we acquired seven recruitment advertising firms, five with operations in Continental Europe and two with operations in North America and merged in a pooling of interests transaction in August, 1999, with Cameron-Newell, the ninth largest recruitment advertising agency in the U.S.

      We design and execute yellow page advertising programs, receiving an effective commission rate from directory publishers which historically approximated 20% of yellow page gross billings. However, due to reductions in commission rates by the publishers and higher discounts granted by us to clients, the rate has declined and effective for the current year is approximately 19% and is expected to decline to approximately 18%. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow page publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1998, 1997 and 1996 were $0.9 million, $2.2 million and $3.5 million, respectively. During the nine months ended September 30, 1999, we merged, in pooling of interests transactions with three yellow page advertising firms and purchased one yellow page advertising firm.

      Through our search & selection services, we identify and screen candidates for hiring by clients based on criteria established by such clients. We entered this business in 1998 by acquiring, JSK, the 12th largest executive search firm in the U.S. according to Kennedy Publications, an official ranking service for the search industry, and TASA, an international executive search firm, both of which were accounted for as poolings of interests and five regional European firms, including TCG, whose acquisition was accounted for as a pooling of interests. During the first nine months of 1999 we merged with M&B, the largest search & selection firm in Australia, LAI, one of the largest providers of executive search services in the United States, L & L, in Atlanta, Georgia and M & L in the Netherlands in pooling of interests transactions and acquired eight search & selection firms, four with operations in Continental Europe, one with operations in the United Kingdom, two with operations in the Asia\Pacific region and one with operations in Eastern Europe. In addition, this division acquired an Australian based provider of on-line training, in September of 1999.

      In addition, we expanded our temporary contracting business in the Asia\Pacific region by merging with, in pooling of interests transactions, Interquest in April 1999, and Brook St. and Lampen, both in August 1999. In addition, Lampen's UK temporary contracting business has been combined with that of M&B's.

      Commissions & fees related to our Internet business are derived from (1) recruitment advertisement and related services placed on the Internet, primarily TMP's own Website, Monster.com, (2) employment searches and temporary contracting assignments sourced through the Internet, (3) Internet related advertising services provided to our yellow page advertising clients and (4) the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key brand and e-commerce metrics, enabling such advertisers to greatly reduce costs as they attract the most qualified users to their Websites.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


      Based on our consolidated results for the nine months ended September 30, 1999 and 1998, 46.2% and 41.5%, respectively, of our consolidated commissions and fees were attributable to clients outside North America.


Results of Operations

                                   THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------       -------------------------------
                                        1999              1998               1999                1998
                                      --------          --------          ----------          ----------
                                                          (dollars in thousands)
GROSS BILLINGS:
Recruitment advertising               $198,647          $210,695          $  615,488          $  646,141
Yellow page advertising                156,580           156,737             413,692             406,349
Search & selection                      74,017            66,302             199,764             198,661
Internet(1)                             41,439            14,923              93,734              36,077
Temporary contracting(2)                15,423            13,820              44,866              33,027
                                      --------          --------          ----------          ----------
Total                                 $486,106          $462,477          $1,367,544          $1,320,255
                                      ========          ========          ==========          ==========


COMMISSIONS AND FEES:
Recruitment advertising               $ 43,024          $ 42,306          $  134,928          $  133,858
Yellow page advertising                 28,540            32,124              79,522              82,534
Search & selection                      72,835            65,972             197,278             197,796
Internet(1)                             36,639            13,654              82,952              32,688
Temporary contracting(2)                15,423            13,820              44,866              33,027
                                      --------          --------          ----------          ----------
Total                                 $196,461          $167,876          $  539,546          $  479,903
                                      ========          ========          ==========          ==========

COMMISSIONS AND FEES AS A
PERCENTAGE OF GROSS BILLINGS:
Recruitment advertising                   21.7%             20.1%               21.9%               20.7%
Yellow page advertising                   18.2%             20.5%               19.2%               20.3%
Search & selection                        98.4%             99.5%               98.8%               99.6%
Internet(1)                               88.4%             91.5%               88.5%               90.6%
Temporary contracting(2)                 100.0%            100.0%              100.0%              100.0%
Total                                     40.4%             36.3%               39.5%               36.3%


                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          1999              1998              1999              1998
                                                        --------          --------          --------          --------
                                                                            (dollars in thousands)
EBITDA(3)                                               $  8,255          $ 21,760          $ 29,053          $ 70,233
Cash provided by operating activities                   $ 34,001          $ 16,846          $ 43,220          $ 25,858
Cash used in investing activities                       $  1,544          $ (6,324)         $(31,885)         $(79,471)
Cash provided by (used in) financing activities         $(35,288)         $ (7,271)         $(23,733)         $ 37,230
Effect of exchange rate changes on cash                 $ (1,050)         $  1,105          $   (642)         $    (59)

--------------
(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet and employment searches and temporary contracting services sourced through the Internet.

(2) Amounts for temporary contracting are reported after the costs paid to the temporary contractor.

(3) Earnings before interest, income taxes, depreciation and amortization. "EBITDA" is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements and is one of the measures which determines the Company's ability to borrow under its credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. EBITDA for the indicated periods is calculated as follows:

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                           -------------------------         -------------------------
                                             1999             1998             1999              1998
                                           --------          -------         --------          -------
                                                                     (in thousands)
     Net income (loss)                     $ (5,399)         $ 6,160         $ (7,803)         $22,401
     Interest expense, net                    2,041            2,416            6,308            7,110
     Income tax expense                         432            4,694              751           16,313
     Depreciation and amortization           11,181            8,490           29,797           24,409
                                           --------          -------         --------          -------
     EBITDA                                $  8,255          $21,760         $ 29,053          $70,233
                                           ========          =======         ========          =======

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      Gross billings for the nine months ended September 30, 1999 were $1,367.5 million, a net increase of $47.2 million or 3.6% from $1,320.3 million for the nine months ended September 30, 1998. Commissions and fees for the nine months ended September 30, 1999 were $539.5 million, an increase of $59.6 million or 12.4% from $479.9 million in the first nine months of 1998. Recruitment commissions and fees were $134.9 million for the nine months ended September 30, 1999 compared with $133.9 million for the nine months ended September 30, 1998, an increase of $1.0 million or 0.8% due primarily to lower discounts to clients and increased ancillary services in North America offset, in part, by a loss of business in the Asia\Pacific Region which was ameliorated by an increase in business in Europe. Yellow page commissions and fees were $79.5 million for the nine months ended September 30, 1999, a decrease of $3.0 million or 3.6% from $82.5 million in the first nine months of

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

1998 primarily due to increased discounts to clients and lower commissions paid by publishers offset, in part by higher gross billings from internal growth and acquisitions. Search & selection commissions and fees were $197.3 million, virtually flat compared to $197.8 million for the comparable nine months of 1998, due primarily to acquisitions and growth in Continental Europe offset by a decline in executive search due to a loss of consultants, as anticipated, at LAI and TASA, which resulted from the merger and integration of these companies. Internet commissions and fees for the nine months ended September 30, 1999 were $83.0 million, an increase of 153.8% or $50.3 million as compared with $32.7 million for the nine months ended September 30, 1998. This increase in Internet commissions and fees is due to: (i) an increasing acceptance of our Internet services and products from existing clients, new clients and Internet users,
(ii) the benefits of TMP's marketing campaign, (iii) increases in the services and content available on our Websites, (iv) expansion into certain European markets and (v) price increases on certain products. Temporary contracting commissions and fees were $44.9 million, up $11.9 million or 35.8% from $33.0 million for the period ended September 30, 1998. TMP's temporary contracting operations are primarily conducted in Australia and New Zealand. The 35.8% increase reflects an increase in the number of contractors placed, especially information technology personnel and executives, which have higher margins than general and support staff.

      Operating expenses for the nine months ended September 30, 1999 were $539.1 million compared with $432.9 million for the same period in 1998. The increase of $106.2 million or 24.5% is due to an increase of $36.7 million in merger and integration costs related to mergers accounted for as poolings of interests, acquisitions accounted for as purchases, higher operating and marketing costs to support our expanding Internet operations and $2.8 million in restructuring expenses resulting from the closings of LAI's Hong Kong and London offices.

      Salaries and related costs for the nine months ended September 30, 1999 were $318.5 million or 59.0% of commissions and fees, compared with $281.9 million or 58.7% of commissions and fees for the same period in 1998. The increase of $36.6 million or 13.0% is primarily due to increased staff for Internet operations additions and acquisitions in search & selection.

      Office and general expenses for the nine months ended September 30, 1999 were $163.0 million or 30.2% of commissions and fees, compared with $132.9 million or 27.7% of commissions and fees for the same period in 1998. The increase of $30.1 million or 22.7% is primarily due to acquisitions and higher costs for our Internet operations, partially offset by reductions in expenses for the yellow page advertising and recruitment advertising businesses, due to improved efficiencies. Included in the increase for Internet was $15.9 million more in marketing costs for Monster.com and $ 8.8 million for LAIcompass' search related internet services. The higher ratio of 30.2% compared to 27.7% is due primarily to a slight increase in costs at LAI combined with a decline in commissions & fees. (Please see discussion above.)

Merger and integration costs for the nine months ended September 30, 1999 were $46.3 million compared with $9.6 million for the same period in 1998 an increase of $36.7 million or 383.1%. This increase primarily resulted from the pooling of interests transactions that occurred in the quarter ended September 30, 1999 and the planned integration of such companies and is due to: (1) $4.8 million for separation pay and accelerated vesting of employee stock and stock option grants, both in accordance with pre-existing contractual change in control provisions, (2) $7.8 million more of transaction related costs, which include legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

issued in the transactions and (3) $25.2 million of office integration costs, which include the closing of excess leased facilities, the write-off of fixed assets which will not be used in the future and a reserve for the effect, after reduction for related compensation, of uncollectible search fees recorded as a result of a loss of executive search consultants, partially offset by $1.1 million less for employee stay bonuses paid with TMP shares and options to certain key personnel of the merged companies. Approximately $18.5 million of the $46.3 million are non-cash charges. The after tax effect of these charges on diluted earnings per share is $(0.73) and $(0.16) for the nine months ended September 30, 1999 and 1998, respectively.

      Restructuring charges for the nine months ended September 30, 1999 were $2.8 million or, on an after tax basis, $(0.05) per diluted share. These charges relate to LAI's closing of its London and Hong Kong offices, and include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees and $1.0 million for consolidation of facilities related to the restructuring.

      As a result of the above, operating income for the nine months ended September 30, 1999 decreased $46.6 million or 99.0% to $0.4 million from $47.0 million for the comparable period last year.

      Net interest expense for the nine months ended September 30, 1999 was $6.3 million, a decrease of $0.8 million or 11.3% from $7.1 million for the same period in 1998, reflecting lower interest rates and borrowing costs resulting from the amended and restated financing agreement entered into by the Company on November 5, 1998, partially offset by increased borrowings.

      Taxes on income for the nine months ended September 30, 1999 were $0.8 million on a $6.6 million pretax loss, resulting in an effective tax rate of (11.3)% compared with a tax expense of $16.3 million on a $39.0 million pretax profit, resulting in an effective tax rate of 41.8% for the same period last year. The negative effective tax rate for the 1999 period is caused by expenses that are not tax deductible. Such expenses are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets.

       As a result of all of the above, the net loss available to common and Class B common stockholders for the nine months ended September 30, 1999 was $7.8 million, a decrease of $30.2 million from a profit of $22.4 million for the nine months ended September 30, 1998. On a diluted per share basis, the net income (loss) available to common and Class B common stockholders for the nine months ended September 30, 1999 was $(0.20), a decrease of $0.77 or 135.1% from the $0.57 for the comparable 1998 period.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      Gross billings for the three months ended September 30, 1999 were $486.1 million, a net increase of $23.6 million or 5.1% from $462.5 million for the three months ended September 30, 1998. Commissions and fees for the three months ended September 30, 1999 were $196.5 million, an increase of $28.6 million or 17.0% from $167.9 million in the comparable three months of 1998. Recruitment advertising commissions and fees were $43.0 million for the three months ended September 30, 1999 compared with $42.3 million for the three months ended September 30, 1998, an increase of $0.7 million or 1.7%. This increase was primarily due to acquisitions and lower discounts to clients in the U.S. substantially offset by net decreases in Continental Europe and Australia. Yellow page advertising commissions and fees were $28.5 million for the three months ended September 30, 1999 compared to $32.1 million for the three months ended September 30, 1998, reflecting the effect of reduced commission rates paid by the publishers and higher discounts to clients. Search & selection commissions and fees increased

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


$6.8 million or 10.4% to $72.8 million for the three months ended September 30, 1999 from $66.0 million for the three months ended September 30, 1998. This increase is due primarily to organic growth and acquisitions in selection, partially offset by a decline in executive search due to consultant turnover, as anticipated, at LAI and TASA, which resulted from the merger and integration of these companies. Internet commissions and fees for the three months ended September 30, 1999 were $36.6 million an increase of 168.3% or $22.9 million over the $13.7 million for the three months ended September 30, 1998. This increase reflects (i) an increasing acceptance of the Company's Internet products from existing and new clients and Internet users, (ii) the benefits of media advertising, (iii) increases in services and content available on our Websites, (iv) expansion in European markets and (v) price increases on certain products. Temporary contracting commissions and fees were $15.4 million, up $1.6 million or 11.6% from $13.8 million for the three months ended September 30, 1998. Temporary contracting operations for TMP are primarily conducted in Australia and New Zealand and the increase reflects an increase in the number of contractors placed due to a greater need for information technology personnel and an increase in the executive temporary contracting business, which has a mark-up higher than for general and support staff.

      Operating expenses for the three months ended September 30, 1999 were $198.5 million, compared with $153.9 million for the same period in 1998. The increase of $44.6 million or 29.0% is primarily due to higher merger and integration costs, higher salaries and related costs due to search & selection acquisitions, and higher operating and marketing costs to support our expanding Internet operations partially offset by lower expenses in yellow pages due to improved efficiencies.

      Salaries and related costs for the three months ended September 30, 1999 were $109.6 million or 55.8% of commissions and fees, compared with $99.5 million or 59.3% of commissions and fees for the same period in 1998. The increase of $10.1 million or 10.2% is primarily due to increased acquisitions in selection and Internet growth. The decline for 1999 as compared to 1998 in these expenses as a per cent of related commissions & fees is primarily due to higher Internet revenue.

      Office and general expenses for the three months ended September 30, 1999 were $51.2 million or 26.0% of commissions and fees, compared with $44.9 million or 26.8% of commissions and fees for the same period in 1998. The increase of $6.2 million or 13.9% is primarily due to higher costs for our Internet operations partially offset by reductions in yellow page and recruitment advertising expenses due to improved efficiencies. Included in the increase for Internet was $5.5 million more in marketing costs for Monster.com.

      Merger and integration costs for the three months ended September 30, 1999 were $34.8 million compared with $7.1 million for the same period in 1998, an increase of $27.7 million or 390.9%. The increase consists of (1) $2.7 million for separation pay and accelerated vesting of employee stock and stock option grants, both in accordance with pre-existing contractual change in control provisions, (2) $3.8 million more of transaction related costs, which include legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the transactions and (3) $23.6 million of office integration costs, which include the closing of excess leased facilities, the write-off of fixed assets which will not be used in the future and a reserve for the effect, after reduction for related compensation, of uncollectible search fees recorded as a result of a loss of executive search consultants, partially offset by $2.4 million less for employee stay bonuses paid with TMP shares and options to certain key personnel of the merged companies. Approximately $26.5 million of the $34.8 million are non-cash charges.

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The after tax effect of these charges on diluted earnings per share is $(0.53) and $(0.11) for the three months ended September 30, 1999 and 1998, respectively.

      As a result of the above, the operating loss for the three months ended September 30, 1999 was $2.1 million, compared to an operating profit of $14.0 million for the comparable period last year.

      Net interest expense for the three months ended September 30, 1999 was $2.0 million, a decrease of $0.4 million or 15.5% from $2.4 million for the same period in 1998, reflecting lower interest rates and borrowing costs resulting from the amended and restated financing agreement entered into by the Company on November 5, 1998.

      Taxes on income for the three months ended September 30, 1999 were $0.4 million on a pretax loss of $4.9 million, for an effective tax rate of (8.9%). This compares with a provision for income taxes of $4.7 million for the same period last year on a pretax profit of $11.0 million, for an effective tax rate of 42.8%. The decrease of $4.3 million is primarily the result of the $15.9 million decline in pretax results. The negative effective tax rate for the three months ended September 30, 1999 period is caused by expenses that are not tax deductible. Such expenses are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets.

      As a result of all of the above, the net loss available to common and Class B common stockholders for the three months ended September 30, 1999 was $5.4 million, a decrease of $11.6 million or 187.6% from a profit of $6.2 million for the three months ended September 30, 1998. Per diluted share, the net income (loss) for the three months ended September 30, 1999 was $(0.14), a decrease of $.30 or 187.5% from the $.16 for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 1999 was $43.2 million compared with $25.9 million provided by operating activities for the nine months ended September 30, 1998, an increase of $17.3 million. This increase was primarily due to (a) the net increase in funds from a $25.2 million greater increase in deferred revenue for the 1999 period over the 1998 period, related mostly to Internet operations (b) a $15.7 million increase in cash from work-in-process and prepaid and other assets, (c) $6.2 million more from tax benefits from the exercise of employee stock options and (d) a $3.8 million effect from inclusion, in both the current period and the previous year, losses of companies accounted for as poolings of interest, because of overlapping reporting periods, reduced by a $25.5 million decline in earnings after adjusting for non-cash items and a $8.1 million net increase in the use of funds from increases in accounts receivable over increases in accounts payable and accrued expenses for the 1999 period over the 1998 period. EBITDA was $29.1 million for the nine months ended September 30, 1999, a decrease of $41.1 million or 58.6 % from $70.2 million for the nine months ended September 30, 1998. The decrease reflects, for the 1999 period, a $46.6 million decrease in operating profits partially offset by $5.4 million more in depreciation and amortization costs. As a percentage of commissions and fees, EBITDA decreased to 5.4% for the nine months ended September 30, 1999 as compared with 14.6% for the nine months ended September 30, 1998. The lower percent reflects the increase in merger & integration and restructuring costs, which were 9.1% and 2% of commissions and fees for the 1999 and 1998 periods, respectively

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Our investing activities for the nine months ended September 30, 1999 used cash of $31.9 million, which is $47.6 million less than the $79.5 million for the nine months ended September 30, 1998. This decrease was primarily due to $35.5 million more used for business acquisitions in the 1998 period and $9.8 million received from the sale of fixed assets, primarily our plane, in the 1999 period. We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $30 million for the year ended 1999.

      Our financing activities include borrowings and repayments under its bank financing agreements and issuance of and payments against installment notes used principally to finance acquisitions and equipment. Our financing activities for the nine months ended September 30, 1999 used net cash of $23.7 million but provided $37.2 million for the nine months ended September 30, 1998. The change of $60.9 million resulted primarily from $41.4 million in proceeds from a common stock offering by LAI in the 1998 period and net repayments in the 1999 period of $29.8 million against credit facilities and capitalized lease obligations compared with a net borrowing of $1.1 million in the prior year period, offset in part by a $6.8 million increase in cash received from the exercise of employee stock options and a $4.2 million decline in dividends paid by pooled companies in the 1999 period from the 1998 period.

      At September 30, 1999, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring June 30, 2001. Of such line, at September 30, 1999, approximately $58.2 million was unused and accounts receivable as defined in the agreement is sufficient to allow draw down of the entire amount. In addition, we have lines of credit aggregating $20.6 million for our operations in Australia, New Zealand, France, Belgium and the Netherlands of which approximately $12.0 million was unused at September 30, 1999.

      Cash and cash equivalents at September 30, 1999 equaled $59.6 million; this was an increase of $21.5 million from $38.1 million at September 30, 1998.

      Management believes that the aggregate lines of credit available to us, plus funds provided by operations will be adequate to support our short-term cash requirements for acquisitions, capital expenditures, repayment of debt and maintenance of working capital. We anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support our long term cash requirements as presently contemplated. However, if we determine that conditions are favorable, we would consider additional corporate finance or capital transactions.


RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

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

STATE OF READINESS

      Since early in 1999, we have been working to position TMP as Year 2000 ready before December 31, 1999. We have developed a comprehensive plan to deal with the Year 2000 issue and have engaged internal and external resources to focus on this effort. The plan is an evolving document as we continue to acquire and integrate companies throughout 1999. The plan is intended to achieve three basic objectives: to ensure that computer systems and other equipment function in the same manner after December 31, 1999 as it did before the century date change, to ensure that each business unit follows a consistent approach for assessment renovation, and validation of all IT and non-IT assets, and to track the status of all Year 2000 efforts. In addition to our internal assets, we are assessing and monitoring the Year 2000 readiness of our key vendors and service providers. We are also monitoring the readiness of public infrastructure service providers such as power, communications, and transportation providers.

      Our Year 2000 task force has conducted an inventory of and has developed testing procedures for all software and other systems that we believe might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems used, a significant part of this effort will be to ensure that these third-party systems are Year 2000 ready. Our plan is to confirm this readiness by obtaining representations by these third parties that their products' are year 2000 ready and through specific testing of these systems. We have substantially completed this process as of the end of the third quarter of 1999 and plan to complete this process by the end of the fourth quarter. Until such testing is completed and such vendors and providers are contacted, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

COSTS

      We expect to incur approximately $3.0 million, globally, during 1999 in connection with identifying, evaluating and addressing Year 2000 readiness issues. Most of these costs relate to time spent by employees and consultants in making our systems Year 2000 ready. Such costs are not expected to have a material adverse effect on the Company's business, results of operations and financial condition.


RISKS

While we are making every effort to address the Year 2000 issue, there are inherent risks. We are not currently aware of any Year 2000 readiness problems relating to our systems that would have a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix such problems. There can be no assurance that we will not discover Year 2000 readiness problems in our efforts to avoid or fix such problems. There can be no assurance that we will not discover Year 2000 readiness problems in our systems and equipment that will require substantial

                               TMP WORLDWIDE INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost commissions and fees, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 readiness issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      We are heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000 related disruption of the network, services or equipment that third-party vendors provide to us could cause our members and visitors to consider seeking alternate providers or cause an unmanageable burden on our technical support, which in turn could materially and adversely affect our business, financial condition and results of operations.

      In addition, we cannot assure you that governmental agencies, utility companies, internet access companies, third party service providers and others outside of our control will be Year 2000 ready. The failure by such entities to be Year 2000 ready could result in a systemic failure beyond our control, such as a prolonged internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the internet or prevent users from accessing our websites which could have a material adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLAN

      We are currently developing contingency plans for those systems and equipment which we consider at risk of not being Year 2000 ready at least four weeks before year-end. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent to which our contingency plans will be implemented. In addition, we are developing an event planning procedure to monitor the function of our global operations before, during and after the century date change.

                             TMP WORLDWIDE INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $110.6 million as of September 30, 1999. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

      The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended September 30, 1999 approximately 47.6% of our commissions and fees were earned outside the United States and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

                               TMP WORLDWIDE INC.

                            PART II OTHER INFORMATION

Item  2(c).     Changes in Securities and Use of Proceeds

      (i) On July 9, 1999, we issued to the former stockholders of The Consulting Group (International) Limited an aggregate of 31,034 shares of our common stock in a private placement transaction. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Securities Act of 1933, as amended (the "Act").

      (ii) On July 15, 1999, we issued 41,496 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Help Ad, Inc., a Kentucky corporation. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

      (iii) On July 15, 1999, we issued 19,220 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Pereire Conseil, a French corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (iv) On August 2, 1999, we issued 420,000 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Cameron-Newell Advertising Inc., a Texas corporation. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

      (v) On August 3, 1999, we issued 130,900 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Brook Street Bureau (Qld) Pty Ltd., an Australian corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (vi) On August 30, 1999, we issued 129,640 shares of our common stock in a private placement transaction in exchange for all the outstanding stock of Fox Advertising inc., a Texas corporation. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

      (vii) On August 31,1999, we issued 413,096 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Lampen Group Limited, a New Zealand corporation, with operations in New Zealand, the United Kingdom and Australia. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (viii) On September 9, 1999, we issued 19,681 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Techworks Learning Pty Limited, an Australian corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (ix) On September 21, 1999, we issued 22,293 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Andale Limited at Auckland, a New Zealand Corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (x) On September 24, 1999, we issued 29,981 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Skippers, S.r.l., an Italian corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

                               TMP WORLDWIDE INC.

                            PART II OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as a part of this report:


10.1 Second Amended and Restated Employment Agreement, dated as of November 2, 1999, by and among TMP worldwide, Inc., TMP Interactive Inc. and
      Jeffrey C. Taylor


27.1  Financial Data Schedule

27.2  Financial Data Schedule

(b) (i) The Company's Current Report on Form 8-K, dated September 30, 1999, which includes the supplemental consolidated financial statements relating to the restatement of the Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the supplemental consolidated condensed financial statements as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998 to reflect the mergers with, Cameron-Newell Advertising, Inc. on August 2, 1999, Brook Street Bureau (QLD) Pty Ltd on August 3, 1999, LAI Worldwide, Inc. on August 26, 1999, Fox Advertising Inc. on August 30, 1999 and Lampen Group Limited on August 31, 1999 which have been accounted of as pooling of interests transactions. In addition, the Company's historical consolidated financial statements included therein reflect the mergers with Morgan & Banks Limited as of January 28, 1999, InterQuest Pty. Limited on April 30, 1999, LIDA Advertising, Inc. on May 19, 1999, Maes & Lunua on May 20, 1999, Lemming/LeVan, Inc. on May 28, 1999, IN2, Inc. on May 28, 1999 and Yellow Pages Unlimited, Inc. on May 28, 1999. which were accounted for as a pooling of interests transactions.




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


                                    TMP WORLDWIDE INC.
                                    ---------------------------------
                                    (Registrant)




Date:  November 12, 1999            /s/ Bart Catalane
                                    -------------------------------------
                                    BART CATALANE
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)