Form 10-K405
period 1999-12-31
TMP WORLDWIDE INC
filed 2000-03-30
CIK 1020416

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 000-21571

                            ------------------------

                               TMP WORLDWIDE INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                  13-3906555
 (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
              OF                               IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

         1633 BROADWAY, 33RD FLOOR, NEW YORK, NEW YORK 10019
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212)977-4200

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         ------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,554,200,144 as of the close of business on March 24, 2000.

    The number of shares of Common Stock, $.001 par value, outstanding as of March 24, 2000 was approximately 92,124,392.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 14, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

    We have built Monster.com(sm) (http://www.monster.com) into the Internet's leading career destination portal. We are the world's largest recruitment advertising agency and one of the world's largest executive search and selection firms. In addition to offering these career solutions, we are the world's largest yellow page advertising agency. We have more than 31,000 clients, including over 90 of the Fortune 100 and over 480 of the Fortune 500 companies.

    Job seekers look to manage their careers through us by posting their resumes on Monster.com(sm), by searching Monster.com(sm)'s database of over 383,000 paid job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career resources. In addition, employers, who are our clients, look to us to help them find the right employee, whether they are searching for an entry level candidate or a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for us to grow our revenue. We believe our growth will primarily come from strengthening our leadership position in the online recruitment market, which is estimated by Forrester Research to grow from $411 million in 1999 to $3.2 billion in 2004, with additional revenue growth opportunities from the $8 billion executive search and selection market, the $13 billion global recruitment advertising market, the $130 billion temporary contracting market and the more than $100 billion which third parties estimate corporations spend on unassisted recruiting activities. Our strategies to address this opportunity are to:

    - continue to promote the Monster.com(sm) brand through online and traditional advertising and select alliances or affiliations

    - leverage our more than 5,100 client service, marketing and creative personnel to expand Monster.com(sm)

    - continue to pursue strategic acquisitions

OUR SERVICES

    MONSTER.COM(SM). Monster.com(sm) (http://www.monster.com), the flagship of our Interactive properties, is the nucleus of our "Intern to CEO" strategy. In January 2000:

    - Nielson I/Pro reported that Monster.com(sm) attracted more than 14 million visits with an average of over 15 minutes spent per visit

    - Media Metrix reported that 5.3% of the U.S. Internet population visited Monster.com(sm), reaching more than two and a half times as many unique visitors as its closest competitor, and that an average of 29.8 unique pages were viewed by each visitor

    - Based on Media Metrix statistics, of all the time spent at online career sites by online career site users, 54% of that time was spent at Monster.com(sm) compared to 13% for its closest competitor. (These percentages were based on the number of unique visitors multiplied by the minutes spent per month on all career websites).

    - Based on Media Metrix statistics, Monster.com(sm) reported a power ranking of 157.9 (reach of 5.3 multiplied by average page views of 29.8), compared to 36.0 for its closest competitor and 107.8 for its seven closest competitors combined

    We believe that the power ranking is significant because, by taking into account reach and page views, it indicates the products' recognition by and usefulness to job seekers. Through Monster.com(sm), our clients have access to over 3.2 million unique resumes of which over 2.2 million are active, and our resume database is growing by an average of more than 10,000 resumes daily. To attract job seekers to Monster.com(sm), we continue to refine and refresh the site by introducing value-added features. For example, we have 2.5 million job search agents, which allow our job seekers to express their specific job preferences and receive e-mail notification of job matches, and 6.6 million My Monster job seeker accounts, which allow our job seekers to manage their careers online. We have also introduced Monster Talent Market, which allows independent professionals to offer their services to the highest bidder. We believe our clients have recognized the value of online recruitment, as evidenced by the more than 383,000 paid job postings currently on Monster.com(sm).

    Although Monster.com(sm) had 2.0 million more unique visitors than its nearest competitor in January 2000, as reported by Media Metrix, we continually look for ways to drive and retain site traffic. In December 1999, we entered into a content and marketing agreement with America Online, Inc. whereby, for the payment of $100 million over four years, Monster.com(sm) would be the exclusive provider for four years in the United States and Canada of career search services to over 21 million AOL users across seven AOL brands: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City. (Please see "--Risk Factors--Potential impact of third-party litigation on our agreement with AOL.") We also customize Monster.com(sm), in both language and content, for other countries. Currently, local versions of Monster.com(sm)operate in Canada, the United Kingdom, the Netherlands, Australia, Belgium, France, Singapore and New Zealand. For the year ended December 31, 1999, Monster.com(sm) generated approximately $108.1 million in gross billings and $107.9 million in commissions and fees. Our total Interactive gross billings and Interactive commissions and fees for this period were $151.6 million and $133.5 million, respectively, and includes amounts from Interactive related services from our traditional recruitment advertising and yellow page advertising clients, as well as from searches for permanent employees and temporary contracting services identified and screened through the Internet, which were $13.3 million, $5.9 million, $5.0 million and $1.5 million, respectively.

    RECRUITMENT ADVERTISING. We prospect talent for our clients through recruiting programs that sell, market and brand employers to job seekers searching for entry level positions to positions paying up to $100,000, annually. As a full service agency we provide a broad range of recruitment advertising services including:

    - planning and producing advertising campaigns

    - media research, planning and buying in both traditional media and on the Internet

    - designing and implementing interactive recruitment solutions

    - internal employee communications and special events

    - planning and executing on-campus recruitment programs

    EXECUTIVE SEARCH AND SELECTION. We offer an advanced and comprehensive range of search and selection services aimed at identifying the appropriate professional or executive from mid-level to CEO for our clients. Executive search identifies senior executives, those who typically earn in excess of $250,000 annually and selection identifies mid-level professionals or executives, who typically earn between $70,000 and $150,000, annually. We entered the executive search field in 1998 because recruitment and online advertising traditionally did not target the senior executive candidate. Our specialized executive search and selection services include:

    - identification of candidates

    - competence measurement

    - assessment of candidate/company cultural fit

    - transaction negotiation and closure

    With the expansion of our executive search services, we believe that we can now accommodate all of our clients' employee recruitment needs. We also believe that by providing this wide range of services to our clients we will once again add content and traffic to Monster.com(sm) and broaden the universe of both job seekers and employers who use Monster.com(sm).

    YELLOW PAGE ADVERTISING. We develop marketing programs for national accounts, which are clients who sell products or services in multiple markets. The national segment of the U.S. yellow page market was approximately
$2.0 billion in 1999. During the period of 1990 through 1999, the market grew at a compound annual rate of approximately 6.4%. Directory advertising is a complex process involving the creation of effective imagery and message, and the development of media plans which evaluate approximately 7,000 yellow page directories, of which our larger accounts utilize over 2,000. Coordinating the placement of advertisements in this number of directories along with alternative media programs, requires an extensive effort at the local level, and our yellow pages sales, marketing and customer service staff of approximately 850 people provides an important competitive advantage in marketing and executing directory-based marketing programs.

    We take a proactive approach to directory-based marketing by undertaking original research on the efficacy of the medium, and by working to quantify the effectiveness of individual advertising campaigns. We also have a rigorous quality assurance program designed to ensure client satisfaction. We believe that this program has enabled us to maintain a yellow page client retention rate, year to year, in excess of 90%. In addition, during 1999, we acquired IN2, Inc. ("IN2") in a pooling of interests transaction. IN2 is a state of the art, online marketing agency and technology company based in New York City. As our clients, including our yellow page clients, migrate their key business to the Web, IN2 will provide them with complete online marketing solutions and it will continue to expand its own interactive client base and develop technology solutions. This acquisition also marked the establishment of two new business units within our Yellow Page Advertising Division--Interactive Direct Marketing and Interactive Technologies.

    FINANCIAL SUMMARY. For the year ended December 31, 1999, our consolidated gross billings were $1.9 billion, commissions and fees were $765.8 million, net loss was $7.4 million (net income of $39.0 million excluding the $46.4 million after tax effect of merger and integration costs and restructuring charges) and EBITDA was $49.2 million ($107.6 million after excluding the effect of merger and integration costs and restructuring charges).

INDUSTRY OVERVIEW

    INTERACTIVE. The Internet is an increasingly significant global medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including the availability of a growing number of useful products and services, the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

    The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate websites that feature information about their product offerings and advertise employment opportunities. Through the web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis, and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online/Internet services represents a faster rate of penetration than occurred with traditional media, such as radio, broadcast television and cable television.

    For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers. Online recruiting can also help to reduce the time of a job search by permitting job seekers to define their specific job needs and be contacted automatically when desired jobs become available. Online recruiting is also proving to be attractive to employers because online job advertisements can be accessed by job seekers anywhere in the world at anytime and more cost effectively than print media. Forrester Research estimates that online spending by employers for recruitment will grow from $411 million in 1999 to $3.2 billion in 2004.

    THE RECRUITMENT ADVERTISING MARKET. Recruitment advertising traditionally consists of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1990 through 1998, the U.S. market grew at a compound annual rate of approximately 13%. Classified readership by job seekers has remained constant over the last ten years and approximately 85% of companies use newspapers to attract potential employees. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended
December 31, 1998, global spending (billings) in the recruitment classified advertisement section of newspapers was approximately $13 billion. Agencies which place recruitment classified advertising are paid commissions generally equal to 15% of recruitment advertising placed in newspapers and earn fees for providing additional recruitment services.

    THE EXECUTIVE SEARCH AND SELECTION MARKET. The market for executive search firms is generally separated into two broad categories: retained executive search firms and contingency executive search firms. Retained executive search firms service their clients' senior management needs by acting in an ongoing client-consultant relationship to actively identify, evaluate, assess and recommend to the client suitable candidates for senior level positions. Retained search firms are generally engaged on an exclusive basis and paid a contractually agreed-to fee. Contingency executive search firms typically do not focus on the senior executives and are generally paid a percentage of the hired candidate's salary only when a candidate is successfully placed with the client. Contingency firms are generally not hired on an exclusive basis and do not focus on the assessment, evaluation or recommendation of a candidate other than to determine if the candidate's resume qualifies him/her for the position. We provide executive search services on a retained basis. We also provide search services on a retained or a contingency basis to identify for our clients the mid-level professional, those who earn from $70,000 to $150,000, annually. We refer to this as "selection".

    THE TEMPORARY CONTRACTING MARKET. According to the Staffing Industry Report, the United States temporary staffing industry grew from approximately $29 billion in revenue in 1993 to approximately $62 billion in revenue in 1998. In addition, third party sources estimate the worldwide temporary staffing market at more than $130 billion. Our gross revenue for temporary contracting was $319.9 million for the year ended December 31, 1999. However, temporary contracting commissions and fees reflect the net of (i) gross revenue reduced by
(ii) the cost of the temporary contractors. The temporary staffing industry has experienced significant growth in response to the changing work environment. These changes are a result of increasing automation that has resulted and we believe will continue to result in shorter technological cycles, and global competitive pressures. Many employers responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effect of layoffs. We believe fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring.

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

    For the year ended December 31, 1999, total spending on yellow page advertisements in the U.S. was $12.7 billion. Of this amount, approximately $10.7 billion was spent by local accounts and approximately $2.0 billion was spent by national accounts. As those terms are used in the yellow page industry, "local" refers to an advertisement solicited by a yellow page publisher's own sales staff and "national" refers to an advertisement that is placed by an advertising agency and that meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories.

    The national account market, which is the client base that we service, consists of companies that sell products or services in multiple markets. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 1999, the market has grown at a compound average rate of approximately 6.4%.

OUR CAREER SOLUTIONS

    "INTERN TO CEO" MIGRATION TO INTERACTIVE. We believe that our growth in the career solutions area will continue to come from our Interactive properties, through our leadership position at Monster.com(sm), combined with additional online growth opportunities from the recruitment advertising and executive search and selection markets and by capturing increasing shares of budgets previously spent by corporations on unassisted recruiting activities.

    MONSTER.COM(sm) Monster.com(sm) (http://www.monster.com), the flagship of our Interactive properties, is the nucleus of our "Intern to CEO" strategy. For the year ended December 31, 1999, Monster.com(sm)'s gross billings and commissions and fees were $108.1 million and $107.9 million, respectively, and our total Interactive gross billings and commissions and fees were $151.6 million and $133.5 million, respectively.

    Based on experience with our clients, we believe that only 20% to 30% of open job positions are advertised using traditional print media. We also believe that online solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, online advertising is extremely cost effective when compared to other traditional recruitment methods such as print media. Our Interactive recruitment services have been actively marketed since May 1995 and Monster.com(sm) was one of the first 1,000 commercial web sites out of more than 158 million which currently exist.

    According to Nielson I/PRO, Monster.com(sm) had approximately 14 million visits (the gross number of occasions on which a user looked up a site) in January 2000 with the average length of each visit exceeding fifteen minutes. Media Metrix reported that for January 2000, 5.3% of the U.S. Internet population visited Monster.com(sm). In addition, for this month, an average of
29.8 unique pages were viewed by each visitor, resulting in a power ranking of
157.9 (reach of 5.3 multiplied by average page views of 29.8) compared to 36.0 for its nearest competitor and 107.8 for its seven closest competitors combined. We believe that the power ranking is significant because, by taking into account reach and page views, it indicates Monster.com(sm)'s usefulness and recognition.

    Monster.com(sm) allows users to create their own personalized career page, My Monster. Using My Monster, job seekers can store their resumes, cover letters and job applications and create multiple Job Search Agents. They can also track how many times their resume has been viewed by employers. My Monster is at the center of the Monster.com(sm) job seeker experience, with over 6.6 million job seeker accounts as of March 24, 2000. Monster.com(sm)'s Job Search Agent continuously seeks to find the desired job for the job seeker. Job seekers can sign up for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Job Search Agent then continually scans the entire Monster.com(sm) job database for opportunities that match the requirements and delivers the leads to job seekers' desktops, even while they are off-line. As of March 24, 2000, Monster.com(sm) contained over 2.5 million Job Search Agent profiles and its resume database contained over 3.2 million resumes of which 2.2 million are active, and is growing by an average of more than 10,000 resumes daily. Job seekers post their resumes free of charge in a confidential searchable access-restricted database. This database can be searched, using keyword searches, by employers who pay for the service. Job seekers can search Monster.com(sm)'s database of employment opportunities by location, job category, industry and/or keyword. Keyword searches allow a user to enter specific keywords to match skills, job titles or other requirements. We have also introduced Monster Talent Market which allows independent contractor professionals to offer their services to the highest bidder.

    As of March 24, 2000, Monster.com(sm) listed approximately 383,000 jobs from clients such as Adecco, Blockbuster Entertainment Inc., Dell Computer Corporation, McDonald's and Procter & Gamble Co.

    We also have developed private label applications of our Interactive products. For example, we adapted Monster.com(sm) technology to create for Fidelity Investments a database of jobs which resides, through a hyper-link, on the Fidelity home page. The search features have the look, feel and ease of use associated with Monster.com(sm) while appearing to the user as a seamless part of the Fidelity site. We intend to continue to market private label products as a way to increase the size of our databases.

    To attract the maximum amount of traffic to our websites, we intend to continue to develop additional value-added content, while developing strategic alliances with other on-line content providers. For example, we recently entered into a content and marketing arrangement with America Online, Inc., pursuant to which Monster.com(sm) for the payment of $100 million would be the exclusive provider of career search services in the United States and Canada for four years to over 21 million AOL members across seven AOL properties: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City. We believe that this agreement has the potential to drive a substantial amount of increased traffic and new users to Monster.com(sm.) See "--Risk Factors--Potential impact of third-party litigation on our agreement with AOL."

    In addition to the U.S., Monster.com(sm) has been customized, in language and content, for Canada, the U.K., the Netherlands, Australia, Belgium, France, Singapore and New Zealand.

    RECRUITMENT ADVERTISING. We entered the recruitment advertising business in 1993 and have expanded this business through acquisitions and internal growth. For the year ended December 31, 1999, we had recruitment advertising gross billings of $811.8 million and recruitment advertising commissions and fees of $178.1 million. In addition to our worldwide offices, we maintain relationships with unaffiliated agencies throughout the world to further enhance our ability to reach qualified job candidates. As a full service agency, we offer our clients comprehensive recruitment advertising services including creation and placement of classified advertising, development of employer image campaigns, creation of collateral materials such as recruiting brochures and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. We specialize in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates. Further, we believe that as employers find it more difficult to attract qualified employees, they will increasingly seek out agencies that can implement national and, in some cases, global recruitment strategies.

    Our task in formulating and implementing a global recruitment advertising program is to design the creative elements of the campaign and to select the appropriate media and/or other recruitment methods. This is done in the context of the client's staffing parameters, which generally include skill requirements, job location and advertising budget. In addition, while executing a given campaign, we will often undertake basic research with respect to demographic profiles of selected geographic areas to assist the client in developing an appropriate overall strategy.

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

    After completing the design of an advertisement's creative elements, we develop an appropriate media plan. Typically, a variety of media is used, including newspapers, trade journals, the Internet, outdoor/transit media, direct mail, radio and television. If we recommend use of newspapers, we may recommend certain newspapers or editions of a particular newspaper which are targeted to a specific demographic segment of the population. We may also recommend a variety of advertisement sizes and vary the frequency with which an advertisement appears.

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

    In the U.S., we receive commissions generally equal to 15% of recruitment advertising gross billings. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. We also earn fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 4% of recruitment advertising gross billings for the year ended December 31, 1999. In addition, interactive commissions and fees earned by this division were $13.4 million for the year ended December 31, 1999.

    EXECUTIVE SEARCH AND SELECTION. Traditionally, recruitment and online advertising does not target the senior or mid-level executive. Therefore, in order to expand the range of services we offer to our recruitment advertising clients, we entered the executive search field. We currently have 55 executive search offices in 25 countries. We believe that our expansion into the executive search field will enable us to attract and service new major clients because we can now market ourselves as a full service firm that can accommodate all of our clients' employment and recruitment advertising needs. For the year ended December 31, 1999, Executive Search and Selection gross billings and commissions and fees were $298.9 million and $295.7 million, respectively. In addition, Interactive commissions and fees earned by this division were $5.0 million for the year ended December 31, 1999.

    Our retained executive search process typically targets senior level executives (those earning over $250,000, annually) and includes the following steps:

    - a TMP Executive Search consultant interviews the client in order to analyze the senior executive position that needs to be filled, the general environment of the client's work place and the character and quality of candidates that have successfully performed as an executive of the client;

    - our consultant then prepares a written synopsis of the position to be filled in order to attract a suitable, qualified, successful candidate;

    - the synopsis is then forwarded to other recruiters in order to assist with the search for a candidate that fits the criteria set forth in the synopsis;

    - a pool of suitable candidates is gathered and the consultants begin to schedule interviews;

    - the candidates are then interviewed and analyzed by the consultants on our premises to determine if the candidate meets the requisite experience and potential cultural fit outlined by the consultant and the client;

    - reports of the most suitable candidates are prepared by the consultant and presented to the client, who then chooses the candidates to be met;

    - the consultant then organizes a mutually convenient time and place for the client to personally meet and interview such candidates;

    - the consultant will follow up with the successful candidate to obtain any supplemental information needed or requested by the client, including references and other documentary materials; and

    - the consultant then assists the client in structuring and negotiating the final compensation package and other benefits for the hired executive based on all relevant factors researched by the consultant, including industry comparisons, the experience levels of the executive and future trends.

    Candidates for mid-level positions, the search for whom we term "selection," are normally attracted by classified advertising or chosen through a computerized database file search, as opposed to the detailed search process used for senior executives. We screen and interview applicants prior to providing the client with a short list. Upon acceptance of the short list of suitable candidates, the client then proceeds to interview the selected candidates. The next steps in the process include reference checking, negotiation of an offer, confirmation of acceptances and start date, and performance follow-up at the end of one and three months.

    For assignments involving mid-level executives we have developed and are introducing a process which is designed to evaluate a person's capacity to perform in a current or future role. It can be used for internal and external candidates and is based on the premise that if the requirements for an individual job are thoroughly understood, it is possible to develop testing protocols which assess and predict a candidate's ability to succeed in a specific position. Tools and exercises include aptitude testing, job simulations, behavioral and situational interviews, leadership and team exercises, group discussions, role plays and work sample tests. The goals of the Selection process are to put the right people in the right job, boosting both individual job satisfaction and productivity.

    TEMPORARY CONTRACTING. We provide temporary contract employees in Australia, New Zealand and the United Kingdom. These employees range from executives to clerical workers. The demand for contract employee services was created by organizations' need for flexible work forces with the types of skills required to meet their particular circumstances in a changing market.

    We place qualified executives, professionals, clerical and trade labor in temporary positions, or for specific short term projects. Contractors can be used for emergency support or to complement the skills of a client's core, permanent staff. Contracting can be linked to the permanent placement, with the client employing a "try before you buy" strategy. The period for the contracting assignment can vary from as little as one day to over 12 months.

    In addition to the more general contracting assignments, we provide executives on a contract basis with our Australian clients, whereby a specific task is managed by us but staffed by contract executives.

    For the year ended December 31, 1999, gross billings were $57.1 million, commissions and fees were $57.1 million and the related revenue, before deducting the costs of temporary contractors, was $319.9 million. In addition, Interactive commissions and fees were $1.5 million.

OUR YELLOW PAGES BUSINESS

    We entered the yellow page advertising business in 1967 and have grown to become the largest yellow page advertising agency in the world based on gross billings. For the year ended December 31, 1999 we had yellow page advertising gross billings and commissions and fees of $532.3 million and $101.3 million, respectively. This division also generated $5.9 million of interactive commissions and fees. In addition, during 1999, this division acquired IN2 in a pooling of interests transaction. IN2 is a state of the art, online marketing agency and technology company based in New York City. As our clients, including our yellow page clients, migrate portions of their business to the Web, IN2 will provide them with complete interactive marketing solutions and it will continue to expand its own interactive client base and develop technology solutions. This acquisition also marked the establishment of two new business units within our Yellow Pages Advertising Division--Interactive Direct Marketing and Interactive Technologies.

    CREATING AND PLACING DIRECTORY ADVERTISEMENTS. There are currently approximately 7,000 yellow page directories in the U.S. Each has a separate closing date for accepting advertisements and one or more of these closings occur on every working day of the year. The steps involved in placing an advertisement are numerous and can take as long as nine months.

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

    After designing an advertising program, we create a media plan which targets client's customer base in a cost-effective manner. We analyze targeted directories to determine circulation, rate of usage and demographic profile. We then recommend advertisements ranging from a full page to as little as a one line listing. For some of our larger yellow page advertising clients, advertisements are placed in over 2,000 directories.

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

    In addition to traditional advertising, we offer to our clients a variety of services ranging from managing the maintenance and installation of telephone lines for branch locations to the staffing and operation of fulfillment centers which respond to toll-free calls requesting product brochures and other information. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate us into client processes for the mutual benefit of both parties.

    CLIENTS. Our yellow page clients generally determine the content of their advertising programs on a centralized basis. Placement of the advertising, however, requires an extensive local selling and quality control effort because many of our clients are franchisors or manufacturers who are dependent upon franchisees or independent dealers for distribution. The participation of franchisees and dealers in the yellow page program is discretionary and must be solicited at the local level. As an example of the scale of this task, in 1999, we visited or had contact with over half a million individual store locations.

    We have a yellow page sales, marketing and customer service staff of approximately 850 people to implement this local effort. We believe the size and breadth of this staff, its local client relationships and its databases of client branch locations, franchisors and dealers provide us with a strong competitive advantage in executing the yellow page programs of existing clients. We believe these resources are critical in marketing our services to potential new clients and in marketing and executing our Interactive-based service offerings.

SALES AND MARKETING

    At December 31, 1999, we had more than 5,100 employees focused on our sales, marketing and customer service efforts worldwide. Our sales, marketing and customer service staff is divided into two groups: (i) new business generation (approximately 400 employees) and (ii) existing client relationship maintenance and improvement (approximately 4,700 employees). Within each group, we maintain separate sales and marketing staffs for our Interactive business, Recruitment Advertising business and Yellow Page business. In addition to specializing by product, each group is accountable for, and incentivized to, cross sell our other products. Our Interactive sales staff has targeted our recruitment advertising and yellow page clients to capitalize on the additional services that our Interactive products can cost effectively provide to such clients. In addition to pursuing cross-selling opportunities within our existing client base, each product sales force also designs targeted selling campaigns for potential new clients. We assign a marketing manager to our clients in order to work closely with the client to develop and design the appropriate marketing and advertising campaign. Our customer service representative works closely with the marketing manager and the client to implement the marketing and advertising campaign, evaluate the effectiveness of the campaign and monitor client satisfaction levels.

    At December 31, 1999, we had 95 sales, marketing and customer service offices located in the United States and 137 offices in the rest of the world. We also maintained relationships with 7 international recruitment advertising agencies throughout the world, further enhancing our ability to reach qualified job candidates.

CLIENTS

    At December 31, 1999, we had more than 31,000 clients, including more than 90 of the Fortune 100 companies and more than 480 of the Fortune 500 companies. Our clients include: The Allstate Corporation, AT&T Corp., CVS Corporation, Ford Motor Company, GTE Corporation, Hewlett-Packard Company, The Home Depot, Inc., MCI Worldcom, Inc., Merck & Co., Inc., Mobil Corporation, Morgan Stanley Dean Witter, Motorola, Inc., Sears, Roebuck and Co., Sprint Corporation, and United Parcel Service, Inc. No one client accounts for more than 5% of our total annual commissions and fees.

COMPETITION

    The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules.

    We face competition from a number of sources. These sources include national and regional advertising agencies, media companies, as well as specialized and integrated marketing communication firms. Many advertising agencies and media companies have started to either internally develop or acquire new media capabilities. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than do we. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and our reputation among our clients and potential clients.

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

    Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with our Internet content. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

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

EMPLOYEES

    At December 31, 1999, we employed approximately 6,400 people, of whom approximately 3,300 were client services personnel, approximately 400 were sales and marketing personnel, approximately 1,100 were Executive Search and Selection personnel and approximately 300 were creative and graphics personnel. The remainder of our personnel are information systems, financial and administrative personnel. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our employee relations as generally excellent.

COMPANY HISTORY

    We are the successor to the businesses formerly conducted by TMP
Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI") and McKelvey Enterprises, Inc. and subsidiaries, the chief executive officer of which was Andrew J. McKelvey. On December 9, 1996, Old TMP merged into McKelvey Enterprises, Inc. Thereafter, WCI merged into McKelvey Enterprises, Inc. and McKelvey Enterprises, Inc. then merged into Telephone Marketing Programs Incorporated. Such mergers are collectively referred to as the "1996 Mergers." In addition, Mr. McKelvey sold or contributed his interest in five other entities to the Company. Pursuant to the 1996 Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc.

    For the period April 1, 1998 through December 31, 1999, we completed 20 mergers which were accounted for as poolings of interests. The seven that we completed prior to April 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"); and Morgan & Banks Limited ("M&B") in January 1999 (the "M&B Merger"). In connection with these mergers, we issued 17,578,910 shares of our common stock in exchange for all of the outstanding common stock of these seven companies. From April 1, 1999 to June 30, 1999, we completed pooling of interests mergers (the "Second Quarter 1999 Mergers") with six companies: Interquest, Pty. Limited ("Interquest"), LIDA Advertising Inc. ("LIDA"), Maes & Lunau ("M&L"), IN2, Inc. ("IN2"), Lemming & LeVan, Inc. ("L&L"), and Yellow Pages Unlimited, Inc. ("YPU"), (the "Second Quarter 1999 Pooled Companies"). In connection with the Second Quarter 1999

Mergers we issued a total of 1,800,480 shares of TMP common stock in exchange for all of the outstanding stock of the Second Quarter 1999 Pooled Companies. In addition, from July 1, 1999 through September 30, 1999, we completed pooling of interests mergers (the "Third Quarter 1999 Mergers") with five companies, Cameron-Newell Advertising, Inc. ("CNA") Brook Street Bureau (QLD) Pty Ltd ("Brook St."), LAI Worldwide, Inc. ("LAI"), Fox Advertising Inc. ("Fox") and Lampen Group Limited ("Lampen") ("the Third Quarter 1999 Pooled Companies"). In connection with the Third Quarter 1999 Mergers, we issued a total of 4,306,914 shares of TMP common stock in exchange for all of the outstanding stock of the Third Quarter 1999 Pooled Companies. From October 1, 1999 through December 31, 1999, we completed mergers with two companies, Highland Search Group L.L.C. ("Highland") and TMC S.r.l. ("Amrop Italy") (the "Fourth Quarter 1999 Pooled Companies"), which provided for the exchange of all of the outstanding stock of such companies for a total of 1,517,226 shares of TMP common stock and which were accounted for as poolings of interests (the "Fourth Quarter 1999 Mergers").

    The consolidated financial statements of the Company reflect the effect of the 1996 Mergers, the 1998 Mergers, the M & B Merger, the Second Quarter 1999 Mergers, the Third Quarter 1999 Mergers and the Fourth Quarter 1999 Mergers, because such mergers have been accounted for as poolings of interests (see
Note 5 to the Company's Consolidated Financial Statements included elsewhere herein). As a result, the financial position, results of operations, and statements of comprehensive income (loss) and cash flows included herein are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with the mergers that occurred during 1998 and 1999 had been issued for all periods presented.

    Effective February 29, 2000 a 2-for-1 stock split in the form of a stock dividend was paid. All share and per share amounts included herein have been retroactively restated to give effect to the stock split.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

    Our business has grown rapidly in recent periods. As an example, we completed 71 mergers and acquisitions from January 1, 1997 through December 31, 1999. We entered the executive search field in 1998 and we believe that our acquisition of LAI Worldwide, Inc. has made us one of the largest executive search firms in the world. This growth of our business has placed a significant strain on our management and operations. Our expansion has resulted, and is expected in the future to result, in substantial growth in the number of our employees. In addition, this growth is expected to result in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, financial and management information systems. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage existing or anticipated growth, our business, financial condition and operating results will be materially adversely affected.

OUR SUCCESS DEPENDS ON THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER.COM(SM)

    Our success depends on our brands and their value. Our business would be adversely affected if we were unable to adequately protect our brand names particularly Monster.com(sm). We are also susceptible to others imitating our products, particularly Monster.com(sm), and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster.com(sm), or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS UNPROVEN

    Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising remains subject to a high level of uncertainty. Most of our clients have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising budgets to Internet-based advertising in the past. There can be no assurance that advertisers will allocate or continue to allocate portions of their budgets to Internet-based advertising. If Internet-based advertising is not widely accepted by our clients, our business, financial condition and operating results, including our expected rate of commissions and fees growth, will be materially adversely affected. Although we generated Interactive gross billings of $151.6 million and commissions and fees of $133.5 million for the year ended December 31, 1999, our Interactive gross billings and commissions and fees as a percentage of total gross billings and total commissions and fees for the year ended December 31, 1999 were 8.2% and 17.4%, respectively, and we cannot assure you that we will generate substantial Interactive-based commissions and fees in the future.

WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET

    The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require our continuous improvement in performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure you that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our Web sites and services. This could affect our business, financial condition and operating results. New Internet services or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of client confidence. Any disruption in Internet access or in the Internet generally could have a material adverse effect on our business, financial condition and operating results.

WE DEPEND ON TRADITIONAL MEDIA

    A substantial portion of our total commissions and fees comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business constituted approximately 23.3% of our total commissions and fees for the year ended December 31, 1999. We also receive a substantial portion of our commissions and fees from placing advertising in yellow page directories. This business constituted approximately 13.2% of total commissions and fees for the year ended December 31, 1999. We cannot assure you that the total commissions and fees we receive in the future will equal the total commissions and fees which we have received in the past.

    In addition, new media, like the Internet, may cause yellow page directories and other forms of traditional media to become less desirable forms of advertising media. If we are not able to generate Internet advertising fees to offset any decrease in commissions from traditional media, our business, financial condition and operating results will be materially adversely affected.

WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST
  US BY OTHERS

    Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties in the United States or abroad. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

POTENTIAL IMPACT OF THIRD-PARTY LITIGATION ON OUR AGREEMENT WITH AOL

    On December 1, 1999, Monster.com(sm) entered into a content and marketing agreement with AOL pursuant to which, for the payment of $100 million over four years, Monster.com(sm) would be the exclusive provider for four years in the United States and Canada of career search services to over 21 million AOL users across seven AOL brands: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

    Subsequent to this date, Digital City, Inc. ("DCI"), a subsidiary of AOL, sent notice of termination of an advertising agreement with HotJobs.com., pursuant to which, among other things, HotJobs could purchase certain advertisements from DCI and promote its content on DCI (the "HotJobs Agreement"). By its terms, the HotJobs Agreement was to terminate on November 14, 2000. HotJobs objected to the termination and on December 20, 1999, commenced a lawsuit against DCI asking, among other things, that the Court compel DCI to perform its obligations under the HotJobs Agreement and enjoin DCI from entering into an exclusive agreement with any competitor of HotJobs. On December 30, 1999, HotJobs filed a motion for temporary and permanent injunction with the Court seeking such relief. By order dated March 8, 2000 (the "Order") the Virginia State Court directed DCI to comply with the terms of the HotJobs Agreement. On March 17, 2000, the same Court denied DCI's motion to stay enforcement of the Order pending its appeal. We have been advised that DCI, on March 23, 2000, filed an appeal of the Order with the Virginia Supreme Court. By press release dated March 17, 2000, AOL reiterated its full commitment to its long-term relationship with Monster.com(sm).

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS

    Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and operating results. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

INTERNET USERS MAY NOT ACCEPT OUR INTERNET CONTENT

    Our future growth depends in part on our ability to attract Internet users who are valuable to our advertising clients. This in turn depends on our ability to deliver original and compelling services to these Internet users. We cannot assure you that our content will be attractive to enough Internet users to generate material advertising commissions and fees. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to our Web sites.

    Internet users can freely navigate and instantly switch among a large number of Web sites, many of which offer original content. It is difficult for us to distinguish our content and attract users. In addition, many other Web sites offer very specific, highly targeted content. These sites could have greater appeal than our sites to particular groups within our target audience.

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

    We expect our growth to continue, in part, by acquiring businesses. The success of this strategy depends upon several factors, including:

    - the continued availability of financing;

    - our ability to identify and acquire businesses on a cost-effective basis;

    - our ability to integrate acquired personnel, operations, products and technologies into our organization effectively; and

    - our ability to retain and motivate key personnel and to retain the clients of acquired firms.

    We cannot assure you that financing for acquisitions will be available on terms we find acceptable, or that we will be able to identify or consummate new acquisitions, or manage and integrate our recent or future expansions successfully. Any inability to do so would materially adversely affect our business, financial condition and operating results. We also cannot assure you that we will be able to sustain the rates of growth that we have experienced in the past.

OUR MARKETS ARE HIGHLY COMPETITIVE

    The markets for our services are highly competitive. They are characterized by pressures to:

    - reduce prices;

    - incorporate new capabilities and technologies; and

    - accelerate job completion schedules.

    Furthermore, we face competition from a number of sources. These sources include:

    - national and regional advertising agencies;

    - Internet portals;

    - specialized and integrated marketing communication firms;

    - traditional media companies; and

    - executive search & selection firms.

    In addition, many advertising agencies and publications have started either to internally develop or acquire new media capabilities, including Internet. We are also competing with established companies that provide integrated specialized services like Web advertising services or Web site design, and are technologically proficient. Many of our competitors or potential competitors have long operating histories, and some may have greater financial, management, technological development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

    We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising, executive search and selection, recruitment advertising, or yellow page advertising markets. We cannot assure you that existing or future competitors will not develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could have a material adverse effect on our business, financial condition and operating results.

OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER

    Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

    - the timing of acquisitions;

    - the timing of yellow page directory closings, the largest number of which currently occur in the third quarter; and

    - the receipt of additional commissions, from yellow page publishers for achieving a specified volume of advertising, which are typically reported in the fourth quarter.

    Generally our quarterly commissions and fees earned from recruitment advertising tend to be highest in the first quarter and lowest in the fourth quarter. Executive search and selection fees also tend to be lowest in the fourth quarter. Additionally, recruitment advertising commissions and fees and executive search and selection fees are more cyclical than yellow page advertising commissions and fees. To the extent that a significant percentage of our commissions and fees are derived from recruitment advertising and executive search and selection, our operating results may be subject to increased cyclicality.

EFFECT OF GLOBAL ECONOMIC FLUCTUATIONS

    Demand for our services is significantly affected by the general level of economic activity in the regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Therefore, a significant economic downturn, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

WE DEPEND ON OUR CONSULTANTS

    The success of our executive search business depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients' executive search needs. Competition for qualified consultants is intense. We believe that we have been able to attract and retain highly qualified, effective consultants as a result of our reputation and our performance-based compensation system. Consultants have the potential to earn substantial bonuses based on the amount of revenue they generate by:

    - obtaining executive search assignments;

    - executing search assignments; and

    - assisting other consultants to obtain or complete executive search assignments.

    Bonuses represent a significant proportion of consultants' total compensation. Any diminution of our reputation could impair our ability to retain existing or attract additional qualified consultants. Our inability to attract and retain qualified consultants could have a material adverse effect on our executive search business, financial condition and operating results.

OUR CONSULTANTS MAY DEPART WITH EXISTING EXECUTIVE SEARCH CLIENTS

    The success of our executive search business depends upon the ability of our consultants to develop and maintain strong, long-term relationships with clients. Usually, one or two consultants have primary responsibility for a client relationship. When a consultant leaves an executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant's new employer. The loss of one or more clients is more likely to occur if the departing consultant enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant problems in this area. However, a failure to retain our most effective consultants or maintain the quality of service to which our clients are accustomed could have a material adverse effect on our business, financial condition and operating results. Also, the ability of a departing consultant to move business to his or her new employer could have a material adverse effect on our business, financial condition and operating results.

WE FACE RISKS MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAME

    Our ability to secure new executive search engagements and hire qualified professionals is highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referrals by existing clients. Therefore, the dissatisfaction of any client could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified consultants. This could have an adverse effect on our executive search business, financial condition and operating results.

WE FACE RESTRICTIONS IMPOSED BY OFF-LIMITS ARRANGEMENTS

    Either by agreement with clients or for marketing or client relationship purposes, executive search firms frequently refrain, for a specified period of time, from recruiting certain employees of a client, and possibly other entities affiliated with such client, when conducting executive searches on behalf of other clients. This is known as an "off-limits" arrangement. Off-limits arrangements generally remain in effect for one or two years following completion of an assignment. The actual duration and scope of any off-limits arrangement, including whether it covers all operations of a client and its affiliates or only certain divisions of a client, generally depends on such factors as:

    - the length of the client relationship;

    - the frequency with which the executive search firm has been engaged to perform executive searches for the client; and

    - the number of assignments the executive search firm has generated or expects to generate from the client.

    Some of our executive search clients are recognized as industry leaders and/or employ a significant number of qualified executives who are potential candidates for other companies in that client's industry. Off-limits arrangements with a client of this nature, or the awareness by a client's competitors of such an arrangement, may make it difficult for us to obtain executive search assignments from, or to fulfill executive search assignments for, competitors while employees of that client may not be solicited. As our client base grows, particularly in our targeted business sectors, off-limits arrangements increasingly may impede our growth or ability to attract and serve new clients. This could have an adverse effect on our executive search business, results of operations and financial condition.

WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS

    We conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. In 1999 approximately 46% of our total commissions and fees were earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    We are also subject to taxation in foreign jurisdictions. In addition, transactions between us and our foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties which may exist between the United States and such foreign jurisdictions.

    Other risks inherent in transacting foreign operations include changes in applicable laws and regulatory requirements, tariffs and other trade barriers and political instability.

WE DEPEND ON OUR KEY PERSONNEL

    Our continued success will depend to a significant extent on our senior management, including Andrew J. McKelvey, our Chairman of the Board and CEO. The loss of the services of Mr. McKelvey or of one or more key employees could have a material adverse effect on our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and operating results. If we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

WE ARE CONTROLLED BY A PRINCIPAL STOCKHOLDER

    Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and approximately 21.8 million shares of our common stock, which together represent approximately 51.4% of the combined voting power of all classes of our voting stock. Mr. McKelvey can direct the election of all of the members of our board. He can also exercise a controlling influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock. Similarly, Mr. McKelvey may determine matters submitted to a vote of our stockholders without the consent of our other stockholders and he has the power to prevent a change of control.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT OUR ACQUISITION

    Some of the provisions of our certificate of incorporation, bylaws and Delaware law could, together or separately:

    - discourage potential acquisition proposals;

    - delay or prevent a change in control; and

    - limit the price that investors might be willing to pay in the future for shares of our common stock.

    In particular, our board of directors may issue up to 800,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Our certificate of incorporation and bylaws provide, among other things, for advance notice of stockholder proposals and director nominations.

THERE MAY BE VOLATILITY IN OUR STOCK PRICE

    The market for our common stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results, fluctuations in commissions and fees from our traditional advertising and executive search and selection businesses and the percentage of our commissions and fees derived from Internet-based services and products could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

    The market price of our common stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that we will achieve certain levels of net income. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts who regularly follow our common stock lower their ratings of our common stock or lower their projections for our future growth and financial performance, the market price of our common stock is likely to drop significantly.

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION

    As an advertising agency which creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the U.S. Federal Trade Commission Act. These sections regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies like us are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising that we have created is found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us.

    In addition, we cannot assure you that other current or new government laws and regulations, or the application of existing laws and regulations will not:

    - subject us to significant liabilities;

    - significantly dampen growth in Internet usage;

    - prevent us from offering certain Internet content or services; or

    - otherwise have a material adverse effect on our business, financial condition and operating results.

WE HAVE NEVER PAID CASH DIVIDENDS

    We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying cash dividends on our stock in the foreseeable future. In addition, payment of cash dividends on our stock is restricted by our financing agreement.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Andrew J. McKelvey........................     65      Chairman of the Board, CEO and Director

Thomas G. Collison........................     60      Vice Chairman and Secretary

James J. Treacy...........................     42      Chief Operating Officer, Executive Vice
                                                       President and Director

Paul M. Camara............................     52      Executive Vice President--
                                                       Creative/Sales/Marketing

Jeffrey C. Taylor.........................     39      Chief Executive Officer--TMP Interactive

George R. Eisele..........................     63      Executive Vice President of TMP Worldwide
                                                       Direct and Director

Bart W. Catalane..........................     43      Senior Vice President and Chief Financial
                                                       Officer

Myron F. Olesnyckyj.......................     38      Vice President--General Counsel

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

    James J. Treacy joined the Company in June 1994 as chief executive officer of the Recruitment Advertising Division. In April 1996, Mr. Treacy was named Executive Vice President--Finance and Strategy. In February 1998, Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. In September, 1998, Mr. Treacy was named a director. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of The Ogilvy Group Inc. Mr. Treacy received a B.B.A. from Siena College and an M.B.A. from St. John's University.

    Paul M. Camara joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. He was named to his current position in April 1996. Mr. Camara received a B.A. from the University of Massachusetts--Dartmouth.

    Jeffrey C. Taylor joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Board(sm) in April 1994. He attended the University of Massachusetts. Mr. Taylor graduated from the Executive M.B.A. (OPM) program at the Harvard Business School in August 1999.

    George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's Yellow Page Advertising Division, since 1989, and a director of the Company since September 1987.

    Bart W. Catalane joined the Company in June 1999 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, from January 1999 to May 1999, Mr. Catalane was Executive Vice President and Chief Financial Officer of ABC's Broadcasting Division, a unit of The Walt Disney

Company. Prior to that, Mr. Catalane was Executive Vice President and Chief Financial Officer of the ABC Radio Division from June 1996 to December 1998 and Executive Vice President of the ABC Radio Networks from August 1989 to
May 1996. Mr. Catalane is a 1978 graduate of Fairfield University in Connecticut and earned an M.B.A. from Babson College in Wellesley, Massachusetts in 1980.

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

    Our principal office is located at 1633 Broadway, New York, New York, where we occupy approximately 44,000 square feet of space under a lease expiring in June 2004. Monthly payments under the lease currently are approximately $108,000 and escalate during the term of the lease. The Company plans to move its principal office to 622 Third Avenue, New York, NY, where, along with its New York Executive Search and Selection operations, it will occupy 104,000 square feet under a 15 year 8 month lease beginning in July 2000 and expiring in 2015. Monthly payments under the new lease will be $416,000 and will escalate during the term of the lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    Our stock is quoted on the Nasdaq National Market under the ticker symbol "TMPW." The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by Nasdaq.

YEAR ENDED DECEMBER 31, 1999                                    HIGH       LOW
----------------------------                                  --------   --------
First Quarter...............................................   $34.94     $19.50
Second Quarter..............................................   $44.69     $21.50
Third Quarter...............................................   $32.81     $22.06
Fourth Quarter..............................................   $80.19     $25.00

YEAR ENDED DECEMBER 31, 1998                                    HIGH       LOW
----------------------------                                  --------   --------
First Quarter...............................................   $16.31     $10.62
Second Quarter..............................................   $17.44     $12.75
Third Quarter...............................................   $19.44     $13.94
Fourth Quarter..............................................   $21.00     $10.25

    There were approximately 1,765 stockholders of record of our common stock on March 24, 2000. On March 24, 2000, the last reported sale price of our stock as reported by Nasdaq was $82.00.

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

ISSUANCE OF UNREGISTERED SECURITIES

    On October 21, 1999, we issued 1,398,666 shares of our common stock to the former members of Highland Search Group L.L.C., a Delaware Limited Liability Company, in a private placement transaction. Furthermore, throughout October and November 1999, we committed to issue an aggregate of 320,240 shares of our common stock to the employees of Highland Search Group L.L.C. in a private placement transaction. These securities were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

    On October 27, 1999, we issued 118,560 shares of our common stock to the former stockholders of TMC S.r.l., an Italian corporation, in a private placement transaction. These securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

    On November 18, 1999, we issued 22,176 shares of our common stock to the former stockholders of Cowles Mitchell Beadon, a New Zealand corporation, in a private placement transaction. These securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

    On November 23, 1999, we issued 36,892 shares of our common stock to the former stockholders of Cepec Consulting Limited, a company incorporated under the laws of the United Kingdom, in a private placement transaction. These securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

    On November 24, 1999, we issued 11,252 shares of our common stock to the former stockholders of AZ Consultores S.L., a Spanish corporation, in a private placement transaction. These securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

    On December 1, 1999, we issued 40,000 shares of our common stock to the former stockholders of Postal Works, a New York general partnership, in a private placement transaction. These securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

    On December 10, 1999, we issued 9,878 shares of our common stock to the former stockholders of Fox Advertising Inc., a Texas corporation, in a private placement transaction. These securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Commissions and fees......................  $765,805   $657,486   $541,828   $399,039   $304,961
Operating expenses:
  Salaries & related......................   436,255    382,689    310,168    232,249    175,710
  Office & general........................   179,580    165,538    140,657    108,199     83,893
  Marketing & promotion...................    64,874     24,666     12,167      6,992      4,364
  Merger & integration....................    63,054     22,412         --         --         --
  Restructuring...........................     2,789      3,543         --         --         --
  Amortization of intangibles.............    11,430     10,185      6,866      4,732      3,363
  Special compensation and CEO bonus(1)...        --      1,250      1,500     52,019         --
Total operating expenses..................   757,982    610,283    471,358    404,191    267,330
Operating income (loss)...................     7,823     47,203     70,470     (5,152)    37,631
Other income (expense):
  Interest expense, net(2)................    (8,803)    (9,828)    (8,443)   (14,358)   (10,345)
  Other, net..............................      (568)    (2,042)       821       (370)      (860)
Income (loss) before provision for income
  taxes, minority interests and equity in
  earnings (losses) of affiliates.........    (1,548)    35,333     62,848    (19,880)    26,426
Provision for income taxes................     5,450     14,367     20,565     11,058     10,031
Net income (loss) applicable to common and
  Class B common stockholders.............    (7,405)    20,542     41,831    (32,051)    15,099
Net income (loss) per common and Class B
  common share:
  Basic...................................  $  (0.09)  $   0.27   $   0.58   $  (0.52)  $   0.25
  Diluted.................................  $  (0.09)  $   0.26   $   0.57   $  (0.52)  $   0.24
Weighted average shares outstanding:
  Basic...................................    79,836     77,472     72,666     61,908     61,024
  Diluted.................................    79,836     79,278     73,908     61,908     62,254

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                         1999         1998         1997         1996        1995
                                      ----------   ----------   ----------   ----------   --------
                                         (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES AND OFFICES)
OTHER DATA:
Gross Billings:
  Interactive (3)...................  $  151,623   $   56,666   $   20,553   $    6,939   $    392
  Recruitment Advertising...........     811,836      849,563      642,872      369,979    228,984
  Executive Search and Selection....     298,861      277,304      244,153      194,848    152,707
  Temporary Contracting (4).........      57,138       46,989       41,285       29,210     20,052
  Yellow Page Advertising...........     532,258      520,129      497,848      466,230    442,287
                                      ----------   ----------   ----------   ----------   --------
Total Gross Billings................  $1,851,716   $1,750,651   $1,446,711   $1,067,206   $844,422
                                      ==========   ==========   ==========   ==========   ========
Total operating expenses as a
  percentage of commissions and
  fees..............................       99.0%        92.8%        87.0%       101.3%      87.7%
Number of employees.................       6,409        6,278        5,651        3,910      2,652
Number of offices...................         256          254          213          161        118

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets............................  $556,879   $475,082   $444,144   $321,761   $264,244
Current liabilities.......................   564,974    431,443    414,278    320,038    261,018
Total assets..............................   944,655    802,535    721,066    475,519    364,996
Long-term liabilities, less current
  portion.................................    99,157    141,833    139,912     84,519     93,877
Minority interests........................         9        509        431      3,705      3,608
Redeemable preferred stock................        --         --         --      2,000      2,000
Total stockholders' equity................   280,515    228,750    166,445     65,257      4,493

------------------------

(1) Special compensation consists of a non-cash, non-recurring charge of approximately $52.0 million for special management compensation in 1996 resulting from the issuance of approximately 7.2 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the Company and, accordingly, were not considered to have made substantive investments for their minority shares. The CEO bonus for the year ended December 31, 1997 and the year ended December 31, 1998 consist of a mandatory bonus of $375 thousand per quarter payable to Andrew J. McKelvey, the Company's CEO and Principal Stockholder, as provided for in the Principal Stockholder's then existing employment agreement. Receipt of these bonus amounts was permanently waived by the Principal Stockholder, and accordingly, since they were not paid, are also accounted for as a contribution to Additional Paid-in Capital. See Note 14(B) to the Company's Consolidated Financial Statements included elsewhere herein.

(2) Interest expense for 1996 includes a $2.6 million non-cash, non-recurring charge to reflect the exercise of a warrant issued in connection with the Company's financing agreement.

(3) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet and employment searches and temporary contracting services sourced through the Internet.

(4) Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. (Please see "Business--Risk Factors" for more information).

OVERVIEW

    A substantial part of our growth in Recruitment Advertising, Yellow Page Advertising and Executive Search and Selection has been achieved through acquisitions. For the period January 1, 1997 through December 31, 1999, we completed 51 acquisitions which were accounted for under the purchase method and which had estimated annual gross billings of approximately $429 million, based on annual gross billings for the fiscal year immediately preceding the respective acquisition. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable. In addition, for the period April 1, 1998 through December 31, 1999, we completed 20 mergers which were accounted for as poolings of interests.

    Of the pooling of interests mergers, the seven completed prior to April 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"); and Morgan & Banks Limited ("M&B") in January 1999 (the "M&B Merger"). In connection with these mergers, we issued 17,578,910 shares of our common stock in exchange for all of the outstanding common stock of these seven companies. From April 1, 1999 to June 30, 1999, we completed pooling of interests mergers (the "Second Quarter 1999 Mergers") with six companies: Interquest Pty. Limited ("Interquest"), LIDA Advertising Inc. ("LIDA"), Maes & Lunau ("M&L"), IN2, Inc. ("IN2"), Lemming & LeVan, Inc. ("L&L"), and Yellow Pages Unlimited, Inc. ("YPU"), (the "Second Quarter 1999 Pooled Companies"). In connection with the Second Quarter 1999 Mergers we issued a total of 1,800,480 shares of TMP common stock in exchange for all of the outstanding stock of the Second Quarter 1999 Pooled Companies. From July 1, 1999 through September 30, 1999, we completed pooling of interests mergers (the "Third Quarter 1999 Mergers") with five companies, Cameron-Newell
Advertising, Inc. ("CNA"), Brook Street Bureau (QLD) Pty Ltd ("Brook St."), LAI Worldwide, Inc. ("LAI"), Fox Advertising Inc. ("Fox") and Lampen Group Limited ("Lampen") ("the Third Quarter 1999 Pooled Companies"). In connection with the Third Quarter 1999 Mergers we issued a total of 4,306,914 shares of TMP common stock in exchange for all of the outstanding stock of the Third Quarter 1999 Pooled Companies. From October 1, 1999 through December 31, 1999, we completed mergers with two companies, Highland Search Group L.L.C. ("Highland") and TMC S.r.l. ("Amrop Italy") (the "Fourth Quarter 1999 Pooled Companies"), which provided for the exchange of all of the outstanding stock of such companies for a total of 1,517,226 shares of TMP common stock and which were accounted for as poolings of interests (the "Fourth Quarter 1999 Mergers").

    The consolidated financial statements of the Company reflect the effect of the 1998 Mergers, the M & B Merger, the Second Quarter 1999 Mergers, the Third Quarter 1999 Mergers and the Fourth Quarter 1999 Mergers, because such mergers have been accounted for as poolings of interests (see Note 5 to the Company's Financial Statements included elsewhere herein). As a result, the Company's financial position, results of operations, and statements of comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with such mergers had been issued for all periods presented. In addition, the results of Brook St. for the six months ended June 30, 1999 and the results of LAI for the two months ended February 28, 1999 are included in the Consolidated Statements of Operations for both the year ended December 31, 1998 and the year ended December 31, 1999. Therefore this results in the inclusion of the following amounts in both periods of (a) commissions & fees of $11.1 million and
(b) a net loss of $3.8 million or $(0.10) per diluted share.

    Gross billings refer to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services, fees earned for search and selection and related services, and net fees from temporary contracting services. Gross billings for Recruitment Advertising and Yellow Page Advertising are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these businesses directly impact the commissions and fees earned, because, for Recruitment Advertising and Yellow Page Advertising, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services. Publishers and third party Web sites typically bill us for the advertising purchased on the web site and we in turn bill our clients for this amount. Generally, the payment terms with yellow page advertising clients require payment to us prior to the date payment is due to publishers. The payment terms with recruitment advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    Commissions and fees related to our Interactive business are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own Web site, Monster.com(sm);

    - the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites;

    - Searches for permanent employees and selection services conducted through the Internet; and

    - Internet advertising services provided to our yellow page advertising clients.

    For recruitment advertising placements in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

    Through our executive search and selection services, we identify and screen candidates for hiring based on criteria established by our clients. We entered the executive search business in 1998 by acquiring JSK, the 12th largest executive search firm in the U.S. according to Kennedy Publications, an official ranking service for the search industry, TASA, an international executive search firm, both of which were accounted for as poolings of interests, and five regional European firms, including TCG, whose acquisition was accounted for as a pooling of interests. In the first quarter of 1999 we merged with M&B, the largest mid level selection firm in Australia, in a pooling of interests transaction and acquired two European executive search and selection firms (one with operations in eastern Europe and one in Belgium). In the second quarter of 1999, in pooling of interests transactions, we merged with three companies with executive search and selection operations, M&L in the Netherlands, L&L in the United States and Interquest in Australia. In the third quarter of 1999, in a pooling of interests transaction, we merged with LAI, the 5th largest executive search firm in the U.S. (according to Hunt-Scanlon Publishing, Inc., a publication that follows the executive search industry). In the fourth quarter of 1999, in pooling of interests transactions, we merged with Highland, based in the United States, and Amrop Italy. We provide executive search services on a retained basis whereby we are generally paid a contractually agreed-to fee.

    In addition, we expanded our temporary contracting services in Australia, New Zealand and the United Kingdom with the additions of Brook St. and Lampen, which also have selection operations in those regions. In general, we bill our temporary contracting clients for the cost of the temporary contract employees plus a profit margin for providing the service. Commissions and fees for temporary contracting, however, are reported in our financial statements net of the costs of the temporary contractors.

    We design and execute yellow page advertising, receiving an effective commission rate from directory publishers which historically approximated 20% of yellow page advertising gross billings. However, due to reductions in commission rates by the publishers and higher discounts granted by us to clients, the rate has declined and for 1999 is approximately 19% and is expected to decline to approximately 17% to 18% by the middle of 2000. In general, publishers consider orders renewed unless formally canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. The amounts reported in the fourth quarters of 1999, 1998 and 1997 were $0.1 million, $0.9 million and $2.2 million, respectively and reflect a phasing out of such incentives by the publishers.

    Interactive commissions and fees increased from $19.5 million in 1997 to $133.5 million in 1999 reflecting an increase in the acceptance of our Interactive products by existing and new clients and the effect of increased sales and marketing activities. Recruitment Advertising commissions and fees increased from $134.3 million in 1997 to $178.1 million in 1999 as a result of acquisitions made from January 1, 1997 through December 31, 1999, which are included in our financial statements using the purchase method of accounting from their respective dates of acquisition, and organic growth. Executive Search and Selection commissions and fees grew from $242.8 million in 1997 to $295.7 million in 1999 primarily as a result of increased demand for permanent professional employees worldwide, particularly in mid-level management positions (annual salaries ranging from $75,000 - $150,000). Temporary Contracting commissions and fees increased from $41.3 million in 1997 to $57.1 million in 1999, reflecting a greater demand for executive and information technology temporary contract personnel. Yellow Page Advertising commissions and fees decreased from $103.9 million in 1997 to $101.3 million in 1999, reflecting substantially reduced commission rates and year-end incentives paid by publishers and the effects of higher discounts for certain clients offset, in part, by the benefits from higher gross billings, internal growth and acquisitions. We are continuously monitoring the marketplace for opportunities to expand our presence in recruitment advertising on the Internet, executive search and selection, temporary contracting and yellow page advertising and intend to continue our acquisition strategy to supplement our internal growth and the expansion of our businesses.

    Based on our consolidated results for the years ended December 31, 1999, 1998 and 1997, 46%, 44%, and 42%, respectively, of our consolidated commissions and fees were attributable to clients outside the U.S.

    Our total operating expenses have increased significantly since 1997 primarily as a result of acquisitions and added expenses to support gross billings growth for our Interactive, recruitment advertising and executive search and selection businesses and marketing and promotion for our Interactive business.

    Salaries and related costs increased $126.1 million to $436.3 million for the year ended December 31, 1999 from $310.2 million for the year ended December 31, 1997, a 40.7% increase, supporting a $405.0 million or a 28.0% increase in gross billings over the same period. When measured as a percent of gross billings, salaries and related costs for the year ended December 31, 1999 were 23.6%, compared to

21.4% for the comparable 1997 period. Salaries and related costs include total payroll and associated benefits as well as payroll taxes, sales commissions, recruitment fees and training costs.

    Office and general expenses increased $38.9 million to $179.6 million for the year ended December 31, 1999 from $140.7 million for the year ended
December 31, 1997, a 27.7% increase. This increase is due primarily to increased costs needed to support the increased gross billings and the expansion of Interactive, Recruitment Advertising and Executive Search and Selection offices through acquisitions in the U.S., Europe and the Asia Pacific region. When measured as a percent of gross billings, office and general expenses for the year ended December 31, 1999 were 9.7%, flat with the comparable 1997 period. This cost category includes expenses for office operations, market research for yellow page advertising clients and fees paid to our primary lending institution for its services in the processing and collection of payments for accounts receivable, gains or losses from the sale of operating assets, and costs associated with legal settlements.

    Marketing and promotion costs increased 433.2% or $52.7 million to $64.9 million from $12.2 million as a result of spending to promote the growth of our Interactive business. When measured as a percent of gross billings, marketing and promotion expenses for the year ended December 31, 1999 were 3.5%, a substantial increase from 0.8% for the comparable 1997 period.

    Merger and integration costs are expenses incurred in connection with business combinations accounted for under the pooling of interests method of accounting. In general, these costs are comprised of transaction costs (such as advisory, legal and accounting fees, printing costs and costs incurred for the subsequent registration of shares in connection with the transactions), stay bonuses, costs to eliminate redundant facilities and personnel, costs to integrate operations of the pooled entities and acceleration of benefits and separation pay in accordance with pre-existing contractual change in control provisions.

    For the year ended December 31, 1999, we expensed merger and integration costs of $63.1 million compared with $22.4 million for the same period in 1998, an increase of $40.7 million or 181.3%. These costs are related to the 1998 Mergers and the mergers that occurred during 1999. The increase of $40.7 million primarily resulted from the pooling of interests transactions that occurred in the quarter ended September 30, 1999, including the merger with LAI, and the planned integration of such companies. The increase is due to:
(1) $32.5 million of office integration costs, which include the closing of excess leased facilities, the write-off of fixed assets which will not be used in the future and a reserve for the effect, after reduction for related compensation, of uncollectible search fees recorded as a result of a loss of executive search consultants (2) $9.6 million for separation pay and accelerated vesting of employee stock and stock option grants, both in accordance with pre-existing contractual change in control provisions and (3) $3.6 million more of transaction related costs, which include legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the transactions, partially offset by $5.0 million less for employee stay bonuses paid with our shares and options to certain key personnel of the merged companies. Approximately $24.1 million of the $63.1 million are non-cash charges. The after tax effect of these charges on diluted earnings per share is $(0.53) and $(0.21) for the year ended December 31, 1999 and 1998, respectively. We expect to incur additional integration costs in connection with the Third Quarter 1999 Mergers in future periods. These costs will be primarily related to severance and will be recorded when the associated integration plans are finalized. Furthermore, we will incur merger and integration costs associated with the Fourth Quarter 1999 Mergers, including amortization of the cost of 320,240 shares of our common stock that were issued as stay bonuses to certain key employees of Highland and that will vest one year from the date of grant.

    For the year ended December 31, 1998, we expensed merger and integration costs of $22.4 million in connection with the 1998 Mergers and the M&B Merger. These costs consist of (1) $11.9 million of non-cash employee stay bonuses,
(2) $1.5 million of stay bonuses paid as cash to key personnel of the 1998 Pooled Companies and (3) $9.0 million of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the mergers

    Restructuring charges for the year ended December 31, 1999 were $2.8 million compared to $3.5 million for the prior year or, on an after tax basis, $(0.02) and $(0.03) per diluted share, respectively. These charges relate to LAI's closing of its London and Hong Kong offices, and include the write-off of leasehold improvements and fixed assets, severance benefits and costs for consolidation of facilities related to the restructuring.

    Amortization of intangibles includes amortization of acquisition related charges, including the costs in excess of fair market value of net assets of business acquisitions accounted for under the purchase method and capitalized costs for non-compete arrangements with the principals of acquired companies. This acquisition related amortization was $11.4 million, $10.2 million and $6.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    The special CEO bonus for the years ended December 31, 1998 and 1997 of $1.3 million and $1.5 million reflects non-cash charges, recorded in compliance with Staff Accounting Bulletin No. 79 ("SAB 79"), for a bonus mandated by Andrew
J. McKelvey's employment contract, even though such bonus was irrevocably waived. The contractual obligation to pay such bonus was eliminated as of November 1998.

    Net interest expense includes interest: (i) on loans made by our primary lender under our financing agreement with such lender, (ii) to certain vendors,
(iii) on capitalized lease obligations, (iv) on net amounts payable to the holders of seller financed notes and (v) on a term loan related to the purchase of certain transportation equipment.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
GROSS BILLINGS:
Interactive(1)...........................................  $  151,623   $   56,666   $   20,553
Recruitment Advertising..................................     811,836      849,563      642,872
Executive Search and Selection...........................     298,861      277,304      244,153
Temporary Contracting(2).................................      57,138       46,989       41,285
Yellow Page Advertising..................................     532,258      520,129      497,848
                                                           ----------   ----------   ----------
Total....................................................  $1,851,716   $1,750,651   $1,446,711
                                                           ==========   ==========   ==========

COMMISSIONS AND FEES:
Interactive(1)...........................................  $  133,539   $   50,158   $   19,470
Recruitment Advertising..................................     178,141      177,774      134,291
Executive Search and Selection...........................     295,693      276,110      242,841
Temporary Contracting(2).................................      57,138       46,989       41,285
Yellow Page Advertising..................................     101,294      106,455      103,941
                                                           ----------   ----------   ----------
Total....................................................  $  765,805   $  657,486   $  541,828
                                                           ==========   ==========   ==========

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)...........................................       88.1%        88.5%        94.7%
Recruitment Advertising..................................       21.9%        20.9%        20.9%
Executive Search and Selection...........................       98.9%        99.6%        99.5%
Temporary Contracting(2).................................      100.0%       100.0%       100.0%
Yellow Page Advertising..................................       19.0%        20.5%        20.9%
Total....................................................       41.4%        37.6%        37.5%
EBITDA(3)................................................  $   49,240   $   79,075   $   92,420
Cash provided by operating activities....................  $   93,832   $   63,617   $   51,251
Cash used in investing activities........................  $  (58,798)  $  (66,519)  $  (89,726)
Cash provided by (used in) financing activities..........  $  (50,761)  $   20,093   $   65,524
Effect of exchange rate changes on cash..................  $     (950)  $       (7)  $     (298)

------------------------

(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet and employment searches and temporary contracting services sourced through the Internet.

(2) Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.

(3) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures which determines our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA for the indicated periods is calculated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
EBITDA CALCULATION                                              1999       1998       1997
------------------                                            --------   --------   --------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $(7,405)   $20,542    $41,954
Interest expense, net.......................................    8,803      9,828      8,443
Income tax expense..........................................    5,450     14,367     20,565
Depreciation and amortization...............................   42,392     34,338     21,458
                                                              -------    -------    -------
EBITDA......................................................  $49,240    $79,075    $92,420
                                                              =======    =======    =======

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Gross billings for the year ended December 31, 1999 were $1,851.7 million, a net increase of $101.0 million or 5.8% from $1,750.7 million for the year ended December 31, 1998. Total commissions & fees for the year ended December 31, 1999 were $765.8 million, an increase of $108.3 million or 16.5% from $657.5 million for the year ended December 31, 1998. Interactive commissions & fees for the year ended December 31, 1999 were $133.5 million, an increase of 166.2% or $83.3 million as compared with $50.2 million for the year ended December 31, 1998. This increase in Interactive commissions & fees is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com(sm)'s marketing campaign, (iii) increases in the services and content available on our Websites, (iv) expansion into certain European markets and (v) price increases on certain products. Recruitment Advertising commissions & fees of $178.1 million for the year ended December 31, 1999 were virtually flat compared with $177.8 million for the year ended December 31, 1998, reflecting reduced billings due to lower volume of help-wanted advertisements placed in newspapers and a loss of business in the Asia Pacific Region offset by substantial reductions in client discounts and increased ancillary services in North America and an increase in business in Europe. Executive Search and Selection commissions & fees were $295.7 million, an increase of $19.6 million or 7.1% from $276.1 million for the comparable year of 1998, due primarily to acquisitions and growth in continental Europe, offset by a decline in executive search due to a loss of consultants, as anticipated, at LAI and TASA, which resulted from the merger & integration of these companies. Temporary Contracting commissions & fees were $57.1 million, up $10.1 million or 21.6% from $47.0 million for the period ended December 31, 1998. TMP's temporary contracting operations are primarily conducted in Australia and New Zealand. The 21.6% increase reflects an increase in the number of contractors placed, particularly information technology personnel and executives, which have higher margins than general and support staff. Yellow Page Advertising commissions & fees were $101.3 million for the year ended December 31, 1999, a decrease of $5.2 million or 4.8% from $106.5 million for the year ended December 31, 1998, reflecting substantially reduced commission rates and year-end incentives paid by publishers and the effects of higher discounts for certain clients offset, in part, by the benefits from higher gross billings, internal growth and acquisitions.

    Operating expenses for the year ended December 31, 1999 were $758.0 million compared with $610.3 million for the same period in 1998. The increase of $147.7 million or 24.2% is due to $53.6 million more in salary and related costs, an increase of $40.7 million in merger & integration costs related to mergers accounted for as poolings of interests, $40.2 million more in marketing and promotion expenses to support our expanding Interactive operations, and $14.1 million more in office and general expenses.

    Salaries and related costs for the year ended December 31, 1999 were $436.3 million or 57.0% of total commissions & fees, compared with $382.7 million or 58.2% of total commissions & fees for the same period in 1998. The increase of $53.6 million or 14.0% is primarily due to increased staff for the expansion of our Interactive operations, especially Monster.com(sm), and acquisitions in Executive Search and Selection.

    Office and general expenses for the year ended December 31, 1999 were $179.6 million or 23.4% of total commissions & fees, compared with $165.5 million or 25.2% of commissions & fees for the same period in 1998. The increase of $14.1 million or 8.5% is primarily due to acquisitions and higher costs for our Interactive operations, partially offset by reductions in expenses for the yellow page advertising and recruitment advertising businesses, due to improved efficiencies.

    Marketing and promotion expenses increased $40.2 million to $64.9 million for the year ended December 31, 1999 from $24.7 million for the year ended December 31, 1998, a 163.0% increase due to increased spending to promote Monster.com(sm).

    Merger and integration costs for the year ended December 31, 1999 were $63.1 million compared with $22.4 million for the same period in 1998 an increase of $40.7 million or 181.3%. This increase primarily resulted from the pooling of interests transactions that occurred during the year ended
December 31, 1999 and the planned integration of such companies and is due to:
(1) $32.5 million of office integration costs, which include the closing of excess leased facilities, the write-off of fixed assets which will not be used in the future and a reserve for the effect, after reduction for related compensation, of uncollectible search fees resulting from a loss of executive search consultants, (2) $9.6 million for separation pay and accelerated vesting of employee stock and stock option grants, both in accordance with pre-existing contractual change in control provisions, and (3) $3.6 million more of transaction related costs, which include legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the transactions, partially offset by $5.0 million less for employee stay bonuses paid primarily with TMP shares and options to certain key personnel of the merged companies. Approximately $24.1 million of the $63.1 million are non-cash charges. The after tax effect of these charges on diluted earnings per share is $(0.53) and $(0.21) for the year ended December 31, 1999 and 1998, respectively.

    Restructuring charges for the year ended December 31, 1999 were $2.8 million or, on an after tax basis, $(0.02) per diluted share compared with $3.5 million or, on an after tax basis $(0.03) per diluted share for the year ended December 31, 1998. These charges relate to LAI's closing of its London and Hong Kong offices. These charges include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    As a result of the above, operating income for the year ended December 31, 1999 decreased $39.4 million or 83.4% to $7.8 million from $47.2 million for the comparable period last year.

    Net interest expense for the year ended December 31, 1999 was $8.8 million, a decrease of $1.0 million or 10.4% from $9.8 million for the same period in 1998, reflecting lower interest rates and borrowing costs resulting from the amended and restated financing agreement entered into on November 5, 1998 and lower borrowings.

    Taxes on income for the year ended December 31, 1999 were $5.5 million on a $1.5 million pretax loss compared with a tax expense of $14.4 million on a $35.3 million pretax profit. The provisions reflect expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets. For both periods the provision is benefited by profits from Highland and certain other pooled entities which were not taxed at the corporate level prior to the merger with TMP.

    As a result of all of the above, the net loss applicable to common and Class B common stockholders for the year ended December 31, 1999 was $0.09 per diluted share, a decrease of $0.35 per share or 134.6% from the net income of $0.26 per diluted share for the comparable 1998 period.

THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Gross billings for the year ended December 31, 1998 were $1,750.7 million, a $304.0 million or 21.0% increase when compared to gross billings of $1,446.7 million for the year ended December 31, 1997. This increase in gross billings resulted primarily from acquisitions in Recruitment Advertising and growth in our Executive Search & Selection and Interactive businesses.

    Total commissions & fees for the year ended December 31, 1998 were $657.5 million, an increase of $115.7 million or 21.3% from $541.8 million for the year ended December 31, 1997. Interactive commissions & fees for the year ended December 31, 1998 were $50.2 million, an increase of 157.6% or $30.7 million from $19.5 million for the year ended December 31, 1997. The increase in Interactive commissions & fees is due to (i) an increasing acceptance of our Interactive services and products from existing clients and Internet users, (ii) the benefits of Monster.com(sm)'s marketing campaign,
(iii) increases in the service and content available on our Websites,
(iv) expansion into certain European markets and (v) price increases on certain products. Recruitment Advertising commissions & fees were $177.8 million for the year ended December 31, 1998 compared with $134.3 million for the year ended December 31, 1997, an increase of $43.5 million or 32.4%. This increase was primarily due to (1) acquisitions, which contributed approximately
$25.1 million, and (2) approximately $21.4 million from increased client spending and new clients, partially offset by client losses and a decrease in foreign currency translation rates, which had a negative effect of approximately $3.0 million. Executive Search and Selection commissions & fees were $276.1 million compared with $242.8 million for the year ended December 31, 1997, an increase of $33.3 million or 13.7%, due primarily to acquisitions and increased business from existing clients and new clients. Temporary Contracting commissions & fees increased to $47.0 million from $41.3 million, an increase of $5.7 million or 13.8%. This increase is primarily due to a greater number of temporary contract workers placed during 1998 as compared with the prior period, and reflects growth in the executive temporary contracting business, and to a lesser extent growth for clerical and support staff. Yellow Page Advertising commissions & fees were $106.5 million for the year ended December 31, 1998 compared with $103.9 million for the year ended December 31, 1997, an increase of 2.4% or $2.6 million due primarily to acquisitions.

    Total operating expenses for the year ended December 31, 1998 were $610.3 million, compared with $471.4 million for 1997. The increase of $138.9 million or 29.5% is due primarily to acquisitions and internal growth, together with the addition of $22.4 million for merger & integration costs related to pooling of interests transactions and $3.5 million in restructuring charges for the closing of LAI's London, England and Hong Kong offices.

    Salaries and related costs for the year ended December 31, 1998 were $382.7 million or 58.2% of total commissions & fees, compared with $310.2 million or 57.2% of total commissions & fees for the same period in 1997, representing an increase of $72.5 million or 23.4%. This increase reflects acquisitions in Executive Search and Selection and Recruitment Advertising and growth in Interactive operations.

    Office and general expenses increased $24.8 million to $165.5 million for the year ended December 31, 1998, as compared with $140.7 million for the prior period primarily due to acquisitions and other expenses to grow our Interactive businesses. As a percent of total commissions & fees, office and general expenses decreased to 25.2% for the year ended December 31, 1998 from 26.0% for the year ended December 31, 1997.

    Marketing and promotion expenses increased $12.5 million to $24.7 million for the year ended December 31, 1998 from $12.2 million for the year ended December 31, 1997, a 102.7% increase due to increased marketing for our Interactive operations, especially Monster.com(sm).

    In connection with the 1998 Mergers and the M&B Merger, we expensed merger & integration costs of $22.4 million for the year ended December 31, 1998, consisting of (1) $11.9 million of non-cash employee stay bonuses, which included (a) $3.6 million for the amortization for TMP shares set aside for key personnel of JSK and TCG, who must remain employees for a full year in order to earn such shares and (b) $8.3 million for TMP shares to key personnel of TASA and Stackig as employee stay bonuses, (2) $1.5 million of stay bonuses paid as cash to key personnel of one of the companies merged in 1998 and
(3) $9.0 million of transaction related costs, including fees for legal, accounting and advisory services and the costs incurred for the subsequent registration of shares issued in the acquisitions. The after tax effect of this charge is $16.7 million or $(0.21) per diluted share. (See Notes 1 and 5 to the Company's Consolidated Financial Statements included elsewhere herein.)

    Restructuring charges for the year ended December 31, 1998 were $3.5 million or, on an after tax basis, $(0.03) per diluted share and relate to LAI's plan to significantly curtail the operations of its international office in London, England. These charges include $1.1 million for severance, and $2.4 million for the write-off of leasehold improvements and other costs to close these facilities.

    Amortization of intangibles was $10.2 million for the year ended
December 31, 1998 compared to $6.9 million for the year ended December 31, 1997. The increase is due to our continued growth through acquisitions. As a percentage of total commissions & fees, amortization of intangibles was 1.5% and 1.3% for the year ended December 31, 1998 and 1997, respectively.

    As a result of all of the above, operating income decreased $23.3 million to $47.2 million for the year ended December 31, 1998 as compared with operating income of $70.5 million for the year ended December 31, 1997 and, as a percent of total commissions & fees, operating income decreased to 7.2% from 13.0%.

    Net interest expense increased $1.4 million to $9.8 million for the year ended December 31, 1998 as compared to $8.4 million for the year ended
December 31, 1997, reflecting a net increase in debt as a result of acquisitions and capital expenditures. In addition, our effective interest rate was 10.8% for the year ended December 31, 1998 compared with 10.4% for the year ended
December 31, 1997.

    Taxes on income decreased $6.2 million to $14.4 million for the year ended December 31, 1998 from $20.6 million for the year ended December 31, 1997 primarily due to lower pre-tax income. The 1998 amount reflects the inability to deduct for tax, certain costs associated with the 1998 Mergers and the M&B Merger.

    For the year ended December 31, 1998, equity in losses of affiliates was $396, reflecting losses at our minority owned real estate advertising affiliate, as compared with a $33 loss for the same period in 1997. Minority interests in consolidated earnings for the year ended December 31, 1998 were $28 compared with $296 for the year ended December 31, 1997.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $20.5 million for the year ended December 31, 1998, or $0.26 per diluted share, compared with net income of $41.8 million, or $0.57 per diluted share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions,
(ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive business. Our working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through
(a) funds provided by operating activities, (b) equity offerings, (c) long-term borrowings and (d) capital leases. In December 1996, we completed our initial public offering of an aggregate of 8,294,816 shares of Common Stock at a purchase price of $7.00 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Ladenburg Thalmann & Co. Inc. In the initial public offering, certain stockholders sold an additional aggregate of 1,305,184 shares of common stock. The net proceeds received from the initial public offering of $50.8 million were used to repay debt and, in early 1997, to pay down accounts payable and to redeem preferred stock. In September 1997, we completed a second public offering of an aggregate of 4,800,000 shares of common stock at a purchase price of $11.50 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., BT Alex Brown Incorporated, Montgomery Securities and Ladenburg Thalmann & Co. Inc. In addition, certain stockholders sold an aggregate of 3,200,000 shares of common stock in such offering. Our net proceeds from this offering of $63.4 million, including net repayment of borrowings of $12.2 million paid to us by certain stockholders, were used to repay debt. LAI completed its initial public offering of common stock on July 1, 1997. The proceeds of $25.4 million, net of underwriters' discounts and other offering costs, were used to repay outstanding indebtedness under LAI's credit facilities, finance business acquisitions and provide additional working capital. In 1998, LAI received $41.6 million in net proceeds from its second public offering. Such proceeds were used to support its international expansion, support enhancements to its technology-based infrastructure, acquire two executive search companies and provide additional working capital. In February, 2000 we completed our third public offering, which resulted in net proceeds of $595.3 million of which $82 million was used to pay down debt on the Company's credit line. (See Note 17 to the Company's Consolidated Financial Statements included elsewhere herein.)

    Net cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997 was $93.8 million, $63.6 million and $51.3 million, respectively. The increase in cash of $30.2 million from operating activities for 1999 over 1998 was primarily due to (a) the net increase in funds from a $48.9 million greater increase in deferred revenue, primarily from Monster.com(sm), for the 1999 period over the 1998 period, (b) a $7.0 million effect from inclusion of losses in 1999 and profits in 1998 from companies accounted for as poolings of interests, in both the current period and the previous year, because of overlapping reporting periods reduced by (i) a $13.2 million net increase in the use of funds from increases in accounts receivable over increases in accounts payable, accrued expenses and other liabilities, for the 1999 period over the 1998 period, (ii) a $2.0 million increase in work-in-process and prepaid and other assets and (iii) a $10.5 million decline in earnings after adjusting for non-cash items. The increase in cash of $12.3 million from operating activities for 1998 over 1997 was primarily due to an increase of $17.9 million in accounts payable, accrued expenses and other current liabilities, a $12.9 million increase in depreciation and amortization costs, $8.3 million for the utilization of our common stock to pay bonuses, a decrease of $7.3 million in accounts receivable, $2.9 million from the net loss on disposal of fixed assets and a $3.2 million increase in deferred revenue, partially offset by decreases in net income of $21.4 million, $7.9 million in deferred income taxes and $10.7 million in work-in-process, prepaid and other assets. In addition, in 1998 we paid approximately
$13.6 million for restructuring. Such amount was applied against a reserve set up during 1997 in connection with acquisitions accounted for using the purchase method. This reserve was increased in 1998 by a $3.5 million charge to earnings and by $10.1 million, with a corresponding increase to intangible assets, and reduced by payments of $13.6 million, leaving a restructuring reserve at December 31, 1998 of $16.7 million. (See Note 5 to the Company's Consolidated Financial Statements included elsewhere herein.)

    EBITDA was $49.2 million for the year ended December 31, 1999, a decrease of $29.9 million or 37.7% from $79.1 million for the year ended December 31, 1998. The decrease primarily reflects, for the 1999 period, a $39.4 million decrease in operating profits partially offset by $8.1 million more in depreciation and amortization costs and $8.9 million less in income taxes. As a percentage of commissions & fees, EBITDA decreased to 6.4% for the year ended December 31, 1999 as compared with 12.0% for the year ended December 31, 1998. The lower percent reflects the increase in merger & integration and restructuring costs, which were 8.6% and 3.9% of commissions & fees for the 1999 and 1998 periods, respectively. EBITDA was $79.1 million for the year ended December 31, 1998, a decrease of $13.3 million from $92.4 million for the year ended December 31, 1997. As a percentage of total commissions and fees, EBITDA decreased to 12.0% for the year ended December 31, 1998 from 17.1% for the year ended December 31, 1997. The decrease resulted primarily from the $18.0 million charge for merger costs ($22.4 million less $4.4 million in amortization of deferred compensation), which was 2.7% of total commissions and fees for the year ended December 31, 1998, offset, in part, by increased depreciation and amortization of $12.9 million.

    Net cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $58.8 million, $66.5 million and $89.7 million, respectively. The decrease in 1999 of $7.7 million as compared to 1998 was primarily due to an increase of $9.1 million received from the sale of transportation equipment and $4.6 million less used for business acquisitions, partially offset by $8.4 million more in capital expenditures. The $23.2 million decrease in 1998 as compared with 1997 was primarily due to $34.1 million less in payments for acquisitions, reflecting the use of company stock to make acquisitions of businesses, offset in part by $0.4 million more in capital expenditures and during 1997 our receipt of a net $11.4 million from the Principal Stockholder and certain other stockholders, who repaid borrowings with funds received primarily from their sale of shares included with our second public offering. Payments for businesses acquired using the purchase method of accounting, excluding $5.5 million in TMP stock, were $28.2 million in 1999, $32.8 million in 1998 and $66.9 million in 1997, of which $47.2 million was for Austin Knight. Capital expenditures, primarily for computer equipment and software and furniture and fixtures, were $40.3 million, $31.9 million and $31.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, in 1997, we acquired certain transportation equipment and made capital improvements for a total of $6.8 million and simultaneously entered into a $7.8 million financing agreement to fund the purchase and provide additional operating funds.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $60 million for the year ended 2000.

    Our financing activities include equity offerings, borrowings and repayments under our bank financing agreements and issuance of and payments on
(i) installment notes, principally to finance acquisitions, (ii) capital leases and (iii) equipment. Our financing activities for the year ended December 31, 1999 used net cash of $50.8 million and provided $20.1 million and $65.5 million for the years ended December 31, 1998 and 1997, respectively. The change of $70.9 million from 1998 to 1999 resulted primarily from $41.6 million in proceeds from a common stock offering by LAI in the 1998 period and an increase in net repayments in the 1999 period to $57.2 million against credit facilities and capitalized lease obligations compared with total net repayments of $6.7 million in the prior year period, offset in part by a $16.9 million increase in cash received from the exercise of employee stock options and a $4.3 million decline in dividends paid by pooled companies in the 1999 period from the 1998 period. The change of $45.4 million from 1997 to 1998 was primarily due to LAI's initial public offering for net proceeds of $25.4 million and TMP's second public offering of 4,800,000 shares of common stock for net proceeds of $51.2 million in the third quarter of 1997 compared with net proceeds of $41.6 million from LAI's follow-on offering in 1998. With a portion of the proceeds received from TMP's initial public offering in January 1997, we redeemed all of the shares of the cumulative preferred stock issued by a subsidiary, reported as a minority interest, and our previously issued preferred stock for approximately $3.1 million and $2.1 million, respectively. Such redemptions included approximately $100,000 each of premiums. In November, 1998 and 1997 we amended our financing agreement with our primary lender to provide for borrowings, under a revolving credit facility, of a minimum of $175 million. In May 1999 we increased this amount to $185 million. This facility is used to finance our acquisitions and for working capital requirements.

    As of December 31, 1999, we had a $185 million committed line of credit from our primary lender, of which there was $91.2 million outstanding, including $17.2 million reflected as a reduction to accounts receivable and $15.3 million for letters of credit. The balance available under such facility was approximately $93.8 million, of which $82 million was repaid with proceeds from our February 2000 offering of our common stock. Our current interest rate under the agreement is LIBOR plus 75 basis points. In addition, we had secured lines of credit aggregating $20.4 million for our operations in Australia, France, Belgium, Italy and the Netherlands of which approximately $10.7 million was unused at December 31, 1999. We believe that we will be able to fund our short-term cash needs through funds from operations, our credit facilities in the United States, the United Kingdom, Canada and Australia and, to a lesser extent, equipment leases. The borrowings are secured by a lien on substantially all of our assets. In addition, the financing agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios.

    Cash and cash equivalents at December 31, 1999 were $56.8 million, a decrease of $16.7 million from $73.5 million at December 31, 1998.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $5.3 million at December 31, 1999.

    We intend to continue our acquisition strategy and marketing and promotion of our Interactive business through the use of operating profits, borrowings against our long-term debt facility and seller financed notes. We believe that our anticipated cash flow from operations, as well as the availability of funds under our existing financing agreements and access to public equity and debt markets, will provide us with liquidity to meet our current foreseeable cash needs for at least the next year. In fact, on February 2, 2000, the Company completed a follow on public offering of an aggregate of 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. Net proceeds from this offering were $595.3 million and $82 million was used to pay down debt on the Company's credit line. The remainder will be used for strategic equity investments and general corporate purposes. However, if we determine that conditions are favorable, we would consider additional corporate equity or debt transactions.

    In addition, the Company entered into a content and marketing agreement with America Online Inc. whereby Monster.com(sm), for the payment of $100 million over four years, would be the exclusive provider of career search services in the U.S. and Canada. (See--"Risk Factors--Potential impact of third-party litigation on our agreement with AOL" and Note 14 to the Company's Consolidated Financial Statements included elsewhere herein.)

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS
No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement to have a significant impact on our results of operations, financial position or cash flows.

YEAR 2000 ISSUE

    We completed our Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs were approximately $3.0 million. Subsequent to December 31, 1999, we have not experienced any Year 2000 problems either internally or from outside sources. We have no reason to believe that Year 2000 failures will materially affect us in the future. However, since it may take several additional months before it is known whether we or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that we will not experience losses or disruptions due to Year 2000 computer-related problems. We will continue to monitor the operation of our computers and microprocessor-based devices for any Year 2000 problems.

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

    The following table sets forth summary quarterly unaudited financial information for the years ended December 31, 1999 and 1998. Amounts have been restated to reflect the effect of the retroactive restatement for business combinations completed in 1999 and accounted for as poolings of interests.

                                                                   1999 QUARTERS
                                                                   -------------
                                               MARCH 31,    JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               ---------   -----------   -------------   ------------
                                                 (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Commissions and fees:
  Interactive................................   $  20.5      $ 25.8         $ 36.7          $ 50.6
  Recruitment Advertising....................      45.6        46.3           43.0            43.2
  Executive Search and Selection.............      66.3        70.2           82.7            76.5
  Temporary Contracting......................      12.8        16.6           15.5            12.2
  Yellow Page Advertising....................      23.8        27.2           28.5            21.8
                                                -------      ------         ------          ------
Total commissions and fees...................   $ 169.0      $186.1         $206.4          $204.3
                                                =======      ======         ======          ======
Operating income (loss)......................   $  (1.2)     $  7.4         $ (2.4)         $  4.0
Net income (loss) applicable to common and
  Class B common stockholders................   $  (2.3)     $  3.2         $ (5.8)         $ (2.5)
Net income (loss) per common and Class B
  common share:
  Basic......................................   $ (0.03)     $ 0.04         $(0.07)         $(0.03)
  Diluted....................................   $ (0.03)     $ 0.04         $(0.07)         $(0.03)
Weighted average shares outstanding (in thousands):
  Basic......................................    78,646      79,752         79,984          80,564
  Diluted....................................    78,646      83,192         79,984          80,564

                                                                       1998 QUARTERS
                                                                       -------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    ---------   --------   -------------   ------------
                                                     (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Commissions and fees:
  Interactive.....................................   $  8.0      $ 11.0       $ 13.7          $ 17.5
  Recruitment Advertising.........................     45.8      q]45.7      qq]42.4            43.9
  Executive Search and Selection..................     69.9        74.0         70.9            61.3
  Temporary Contracting...........................      5.6        13.6         13.8            14.0
  Yellow Page Advertising.........................     23.3        27.1         32.1            23.9
                                                     ------      ------       ------          ------
Total commissions and fees........................   $152.6      $171.4       $172.9          $160.6
                                                     ======      ======       ======          ======
Operating income (loss)...........................   $ 17.2      $ 21.2       $ 15.7          $ (6.9)
Net income (loss) applicable to common and Class B
  common stockholders.............................   $  9.7      $ 11.6       $  7.9          $ (8.7)
Net income (loss) per common and Class B common
  share:
  Basic...........................................   $ 0.13      $ 0.15       $ 0.10          $(0.11)
  Diluted.........................................   $ 0.12      $ 0.15       $ 0.10          $(0.11)
Weighted average shares outstanding (in
  thousands):
  Basic...........................................   76,842      77,496       77,622          77,714
  Diluted.........................................   79,470      79,612       79,940          77,714

    Earnings (loss) per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of the quarters may not equal the full year earnings (loss) per share amount, which reflects the weighted average effect on an annual basis. In addition, diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $91.2 million, including $17.2 million reflected as a reduction to accounts receivable and $15.3 million is for letters of credit, as of December 31, 1999. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the year ended
December 31, 1999, approximately 46% of our commissions and fees were earned outside of the U.S. and collected in local currency. In addition, we generally pay operating expenses in the corresponding local currency and will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of TMP Worldwide Inc. and Subsidiaries are filed as part of this report.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                              PAGE NO.
                                                              --------
Report of Independent Certified Public Accountants..........  43
Independent Auditor's Report to the Members of Morgan &
  Banks Limited.............................................  44
Report of Independent Certified Public Accountants (with
  respect to LAI)...........................................  45
Consolidated Financial Statements:
  Balance sheets as of December 31, 1999 and 1998...........  46
  Statements of operations for the years ended December 31,
    1999, 1998 and 1997.....................................  47
  Statements of stockholders' equity for the years ended
    December 31, 1999, 1998 and 1997........................  48-50
  Statements of comprehensive income (loss) for the years
    ended December 31, 1999, 1998 and 1997..................  51
  Statements of cash flows for the years ended December 31,
    1999, 1998 and 1997.....................................  52
  Notes to consolidated financial statements................  53-82
Report of Independent Certified Public Accountants..........  87
Report of Independent Certified Public Accountants (with
  respect to LAI)...........................................  88
Schedule II--Valuation and qualifying accounts for the years ended December 31, 1999, 1998 and 1997....................  89

    All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Morgan & Banks Limited as of December 31, 1998 and for the years ended December 31, 1998 and March 31, 1998 which were combined with the Company's financial statements as of December 31, 1998 and for each of the two years in the period ended December 31, 1998, which financial statements reflect total assets of approximately $52.3 million as of December 31, 1998 and total commissions & fees of approximately $255.4 million and $235.8 million for the years ended December 31, 1998 and March 31, 1998, respectively. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Morgan & Banks Limited for the applicable years, is based solely on the report of the other auditor. We did not audit the financial statements of LAI Worldwide, Inc. and subsidiaries as of February 28, 1999 and for each of the two years in the period ended February 28, 1999 which were combined with the Company's financial statements as of December 31, 1998 and for each of the two years in the period ended December 31, 1998, which financial statements reflect total assets of approximately $103.8 million as of February 28, 1999 and total commissions & fees of approximately $61.8 million and $86.8 million for each of the two years in the period ended February 28, 1999, respectively. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LAI Worldwide, Inc. and subsidiaries for the applicable years, is based solely on the report of the other auditor.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                         /s/ BDO SEIDMAN, LLP
                                                         -------------------------------
                                                         BDO SEIDMAN, LLP

New York, New York
March 7, 2000

                          INDEPENDENT AUDITOR'S REPORT
                    TO THE MEMBERS OF MORGAN & BANKS LIMITED

SCOPE

    We have audited the financial statements of Morgan & Banks Limited for the financial years ended 31 December 1998 and 31 March 1998. The financial statements include the consolidated accounts of the economic entity, comprising the company and the entities it controlled at the year's end or from time to time during the financial year. The company's directors are responsible for the preparation and presentation of these financial statements and the information they contain. We have conducted an independent audit of the financial statements and the information they contain in order to express an opinion on them to the members of the company.

    Our audit has been conducted in accordance with Australian Auditing Standards, which are substantially the same as generally accepted auditing standards in the United States of America, to provide reasonable assurance as to whether the financial statements are free of material misstatement. Our procedures included examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial statements, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are presented fairly in accordance with Australian Accounting Standards and other mandatory professional reporting requirements and statutory requirements so as to present a view which is consistent with our understanding of the company's and the economic entity's financial position and the results of its operations and its cash flows.

    The audit opinion expressed in this report has been formed on the above basis.

AUDIT OPINION

    In our opinion, the financial statements of Morgan & Banks Limited are properly drawn up:

    (a) so as to give a true and fair view of the state of affairs as at 31 December 1998, the profit for the financial years ended on 31 December 1998 and 31 March 1998 and the cash flows for the nine month period ended 31 December 1998, and the year ended 31 March 1998, of the company and the economic entity;

    (b) in accordance with applicable Australian Accounting Standards and other mandatory professional reporting requirements.


  /s/ Pannell Kerr Forster                     /s/ A.P. Whiting
  ------------------------------               ----------------------------
  Pannell Kerr Forster                         A.P. Whiting
  Chartered Accountants                        PARTNER
  New South Wales Partnership
  SYDNEY, 15 APRIL 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To LAI Worldwide, Inc:

    We have audited the consolidated balance sheets of LAI Worldwide, Inc. (a Florida corporation) and subsidiaries as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the two years in the period ended
February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LAI Worldwide, Inc. and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 7, 1999

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 56,823   $ 73,500
  Accounts receivable, net..................................   420,005    350,091
  Work-in-process...........................................    21,725     18,569
  Current deferred income taxes.............................    12,185         --
  Prepaid and other.........................................    46,141     32,922
                                                              --------   --------
      Total current assets..................................   556,879    475,082
Property and equipment, net.................................    72,377     73,752
Deferred income taxes.......................................    27,350     11,618
Intangibles, net............................................   267,436    222,866
Other assets................................................    20,613     19,217
                                                              --------   --------
                                                              $944,655   $802,535
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $347,786   $271,664
  Accrued expenses and other current liabilities............   112,989    106,906
  Accrued integration and restructuring costs...............    21,453     16,747
  Deferred revenue..........................................    71,736     15,650
  Deferred income taxes.....................................        --      4,241
  Current portion of long-term debt.........................    11,010     16,235
                                                              --------   --------
      Total current liabilities.............................   564,974    431,443
Long-term debt, less current portion........................    71,161    123,106
Other long-term liabilities.................................    27,996     18,727
                                                              --------   --------
      Total liabilities.....................................   664,131    573,276
                                                              --------   --------
Minority interests..........................................         9        509
                                                              --------   --------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding-none.....................        --         --
  Common stock, $.001 par value, authorized 200,000,000
    shares; issued and outstanding-76,621,654 and 73,185,694
    shares, respectively....................................        77         73
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding-4,762,000.....         5          5
  Additional paid-in capital................................   329,003    262,360
  Other comprehensive loss..................................    (5,068)    (3,074)
  Unamortized stock-based compensation......................        --     (2,732)
  Deficit...................................................   (43,502)   (27,882)
                                                              --------   --------
      Total stockholders' equity............................   280,515    228,750
                                                              --------   --------
                                                              $944,655   $802,535
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Commissions and fees........................................  $765,805   $657,486   $541,828
                                                              --------   --------   --------
Operating expenses:
  Salaries & related........................................   436,255    382,689    310,168
  Office & general..........................................   179,580    165,538    140,657
  Marketing & promotion.....................................    64,874     24,666     12,167
  Merger & integration......................................    63,054     22,412         --
  Restructuring.............................................     2,789      3,543         --
  Amortization of intangibles...............................    11,430     10,185      6,866
  CEO special bonus.........................................        --      1,250      1,500
                                                              --------   --------   --------
      Total operating expenses..............................   757,982    610,283    471,358
                                                              --------   --------   --------
      Operating income......................................     7,823     47,203     70,470
                                                              --------   --------   --------
Other income (expense):
  Interest expense..........................................   (17,012)   (15,480)   (12,449)
  Interest income...........................................     8,209      5,652      4,006
  Other, net................................................      (568)    (2,042)       821
                                                              --------   --------   --------
                                                                (9,371)   (11,870)    (7,622)
                                                              --------   --------   --------
Income (loss) before provision for income taxes, minority
  interests and equity in losses of affiliates..............    (1,548)    35,333     62,848
Provision for income taxes..................................     5,450     14,367     20,565
                                                              --------   --------   --------
Income (loss) before minority interests and equity in losses
  of affiliates.............................................    (6,998)    20,966     42,283
Minority interests..........................................       107         28        296
Equity in losses of affiliates..............................      (300)      (396)       (33)
                                                              --------   --------   --------
Net income (loss)...........................................    (7,405)    20,542     41,954
Preferred stock dividends...................................        --         --       (123)
                                                              --------   --------   --------
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $ (7,405)  $ 20,542   $ 41,831
                                                              ========   ========   ========
Net income (loss) per common and Class B common share:
  Basic.....................................................  $  (0.09)  $   0.27   $   0.58
                                                              ========   ========   ========
  Diluted...................................................  $  (0.09)  $   0.26   $   0.57
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic.....................................................    79,836     77,472     72,666
                                                              ========   ========   ========
  Diluted...................................................    79,836     79,278     73,908
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       CLASS B                           OTHER
                            COMMON STOCK,           COMMON STOCK,                     COMPREHEN-
                           $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL      SIVE        UNAMORTIZED
                        ---------------------   ----------------------    PAID-IN       INCOME       STOCK-BASED
                          SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL       (LOSS)      COMPENSATION    DEFICIT
                        ----------   --------   -----------   --------   ----------   -----------   -------------   --------
Balance, January 1,
  1997................  40,792,162     $41       29,575,082     $ 30      $112,705      $ 2,890             --      $(50,408)
Issuance of common
  stock in connection
  with the exercise of
  options.............     209,242      --               --       --           659           --             --            --
Tax benefit of stock
  options exercised...          --      --               --       --           175           --             --            --
Capital contribution
  from Principal
  Stockholder re: CEO
  bonus and other.....          --      --               --       --         1,775           --             --            --
Issuance of common
  stock in connection
  with business
  combinations........     270,056      --               --       --         3,136           --             --            --
Issuance of common
  stock for purchase
  of an equity
  interest in
  subsidiary..........     123,696      --               --       --         1,000           --             --            --
Conversion of Class B
  shares to shares of
  common stock........   2,400,000       2       (2,400,000)      (2)           --           --             --            --
Issuance of common
  stock...............   4,800,000       5               --       --        51,164           --             --            --
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........      87,096      --               --       --           555           --             --            --
Initial public
  offering of pooled
  entity..............     607,660       1               --       --        24,627           --             --            --
Other issuance of
  common stock of
  pooled entity.......      66,314      --               --       --         4,307           --             --            --
Foreign currency
  translation
  adjustment..........          --      --               --       --            --       (4,055)            --            --
Dividend and
  redemption premium
  on preferred
  stock...............          --      --               --       --            --           --             --          (123)
Dividends declared by
  pooled companies....          --      --               --       --            --           --             --       (23,993)
Net income............          --      --               --       --            --           --             --        41,954
                        ----------     ---      -----------     ----      --------      -------        -------      --------
Balance, December 31,
  1997................  49,356,226     $49       27,175,082     $ 28      $200,103      $(1,165)            --      $(32,570)


                            TOTAL
                        STOCKHOLDERS'
                           EQUITY
                        -------------
Balance, January 1,
  1997................    $ 65,258
Issuance of common
  stock in connection
  with the exercise of
  options.............         659
Tax benefit of stock
  options exercised...         175
Capital contribution
  from Principal
  Stockholder re: CEO
  bonus and other.....       1,775
Issuance of common
  stock in connection
  with business
  combinations........       3,136
Issuance of common
  stock for purchase
  of an equity
  interest in
  subsidiary..........       1,000
Conversion of Class B
  shares to shares of
  common stock........          --
Issuance of common
  stock...............      51,169
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........         555
Initial public
  offering of pooled
  entity..............      24,628
Other issuance of
  common stock of
  pooled entity.......       4,307
Foreign currency
  translation
  adjustment..........      (4,055)
Dividend and
  redemption premium
  on preferred
  stock...............        (123)
Dividends declared by
  pooled companies....     (23,993)
Net income............      41,954
                          --------
Balance, December 31,
  1997................    $166,445

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       CLASS B                           OTHER
                            COMMON STOCK,           COMMON STOCK,                     COMPREHEN-
                           $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL      SIVE        UNAMORTIZED
                        ---------------------   ----------------------    PAID-IN       INCOME       STOCK-BASED
                          SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL       (LOSS)      COMPENSATION    DEFICIT
                        ----------   --------   -----------   --------   ----------   -----------   -------------   --------
Balance, December 31,
  1997................  49,356,226     $49       27,175,082     $ 28      $200,103      $(1,165)            --      $(32,570)
Issuance of common
  stock in connection
  with the exercise of
  options.............     419,898      --               --       --         1,494           --             --            --
Issuance of common
  stock in connection
  with business
  combinations........     402,812      --               --       --         5,546           --             --            --
Issuance of
  compensatory
  options.............          --      --               --       --           295           --             --            --
Redemption of common
  stock...............    (574,704)     (1)              --       --          (667)          --             --            --
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........      54,546      --               --       --           627           --             --            --
Conversion of Class B
  common shares to
  common shares.......  22,413,082      23      (22,413,082)     (23)           --           --             --            --
Issuance of common
  stock for employee
  stay bonuses........     443,558       1               --       --         8,311           --             --            --
Foreign currency
  translation
  adjustment..........          --      --               --       --            --       (1,909)            --            --
Capital contribution
  by Principal
  Stockholder re: CEO
  bonus...............          --      --               --       --         1,250           --             --            --
Second public offering
  of common stock by
  pooled entity.......     598,414       1               --       --        41,364           --             --            --
Issuance of common
  stock for
  stock-based
  compensation of
  pooled entity.......      71,862      --               --       --         3,630           --        $(3,308)           --
Tax benefit of stock
  options exercised...          --      --               --       --           407           --             --            --
Amortization of stock-
  based compensation
  of pooled entity....          --      --               --       --            --           --            576            --
Earnings of companies
  pooled in second
  quarter of 1999
  included in both
  December 31, 1997
  and 1998 income
  statements..........          --      --               --       --            --           --             --        (3,182)
Pooled company's
  earnings from August
  1, 1997 to December
  31, 1997 excluded
  from 1997 statement
  of operations.......          --      --               --       --            --           --             --           873
Dividends declared by
  pooled companies....          --      --               --       --            --           --             --       (13,545)
Net income............          --      --               --       --            --           --             --        20,542
                        ----------     ---      -----------     ----      --------      -------        -------      --------
Balance, December 31,
  1998................  73,185,694     $73        4,762,000     $  5      $262,360      $(3,074)       $(2,732)     $(27,882)


                            TOTAL
                        STOCKHOLDERS'
                           EQUITY
                        -------------
Balance, December 31,
  1997................    $166,445
Issuance of common
  stock in connection
  with the exercise of
  options.............       1,494
Issuance of common
  stock in connection
  with business
  combinations........       5,546
Issuance of
  compensatory
  options.............         295
Redemption of common
  stock...............        (668)
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........         627
Conversion of Class B
  common shares to
  common shares.......          --
Issuance of common
  stock for employee
  stay bonuses........       8,312
Foreign currency
  translation
  adjustment..........      (1,909)
Capital contribution
  by Principal
  Stockholder re: CEO
  bonus...............       1,250
Second public offering
  of common stock by
  pooled entity.......      41,365
Issuance of common
  stock for
  stock-based
  compensation of
  pooled entity.......         322
Tax benefit of stock
  options exercised...         407
Amortization of stock-
  based compensation
  of pooled entity....         576
Earnings of companies
  pooled in second
  quarter of 1999
  included in both
  December 31, 1997
  and 1998 income
  statements..........      (3,182)
Pooled company's
  earnings from August
  1, 1997 to December
  31, 1997 excluded
  from 1997 statement
  of operations.......         873
Dividends declared by
  pooled companies....     (13,545)
Net income............      20,542
                          --------
Balance, December 31,
  1998................    $228,750

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       CLASS B                           OTHER
                            COMMON STOCK,           COMMON STOCK,                     COMPREHEN-
                           $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL      SIVE        UNAMORTIZED
                        ---------------------   ----------------------    PAID-IN       INCOME       STOCK-BASED
                          SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL       (LOSS)      COMPENSATION    DEFICIT
                        ----------   --------   -----------   --------   ----------   -----------   -------------   --------
Balance, December 31,
  1998................  73,185,694     $73        4,762,000     $  5      $262,360      $(3,074)       $(2,732)     $(27,882)
Issuance of common
  stock in connection
  with the exercise of
  options.............   2,087,212       2               --       --        18,406           --             --            --
Issuance of common
  stock in connection
  with business
  combinations........     804,160       1               --       --        21,662           --             --            --
Issuance of
  compensatory
  options.............          --      --               --       --           179           --             --            --
Tax benefit from the
  exercise of stock
  options.............          --      --               --       --        11,869           --             --            --
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........      42,954      --               --       --           902           --             --            --
Forfeiture of stock
  based compensation
  due to departure of
  employees of pooled
  entity..............          --      --               --       --        (1,033)          --          1,033            --
Issuance of common
  stock for employee
  stay bonuses........     462,772       1               --       --         7,048           --             --            --
Issuance of common
  stock for purchase
  of minority
  interest............      38,862      --               --       --         1,210           --             --            --
Foreign currency
  translation
  adjustment..........          --      --               --       --            --       (1,994)            --            --
Accelerated vesting of
  stock-based
  compensation by
  pooled entity.......          --      --               --       --            --           --          1,699            --
Pooled company
  earnings included in
  both current and
  previous years......          --      --               --       --            --           --             --         3,784
Tax benefit in
  connection with
  taxable pooling of
  interests...........          --      --               --       --         6,400           --             --            --
Dividends declared by
  pooled companies....          --      --               --       --            --           --             --       (11,999)
Net loss..............          --      --               --       --            --           --             --        (7,405)
                        ----------     ---      -----------     ----      --------      -------        -------      --------
Balance, December 31,
  1999................  76,621,654     $77        4,762,000     $  5      $329,003      $(5,068)            --      $(43,502)
                        ==========     ===      ===========     ====      ========      =======        =======      ========


                            TOTAL
                        STOCKHOLDERS'
                           EQUITY
                        -------------
Balance, December 31,
  1998................    $228,750
Issuance of common
  stock in connection
  with the exercise of
  options.............      18,408
Issuance of common
  stock in connection
  with business
  combinations........      21,663
Issuance of
  compensatory
  options.............         179
Tax benefit from the
  exercise of stock
  options.............      11,869
Issuance of common
  stock for matching
  contribution to
  401(k) plan.........         902
Forfeiture of stock
  based compensation
  due to departure of
  employees of pooled
  entity..............          --
Issuance of common
  stock for employee
  stay bonuses........       7,049
Issuance of common
  stock for purchase
  of minority
  interest............       1,210
Foreign currency
  translation
  adjustment..........      (1,994)
Accelerated vesting of
  stock-based
  compensation by
  pooled entity.......       1,699
Pooled company
  earnings included in
  both current and
  previous years......       3,784
Tax benefit in
  connection with
  taxable pooling of
  interests...........       6,400
Dividends declared by
  pooled companies....     (11,999)
Net loss..............      (7,405)
                          --------
Balance, December 31,
  1999................    $280,515
                          ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss)...........................................  $(7,405)   $20,542    $41,954
Foreign currency translation adjustment.....................   (1,994)    (1,909)    (4,055)
                                                              -------    -------    -------
Comprehensive income (loss).................................  $(9,399)   $18,633    $37,899
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              ----------   ----------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $   (7,405)  $   20,542   $ 41,954
                                                              ----------   ----------   --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of property and
      equipment.............................................      23,509       19,802     14,592
    Amortization of intangibles.............................      11,430       10,185      6,866
    Amortization of deferred compensation in connection with
      employee stay bonuses.................................       7,453        4,351         --
    Provision for doubtful accounts.........................      13,966        6,139      4,047
    Net loss on disposal and write-off of fixed assets......      12,118        2,907         --
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................       7,950        8,939        627
    Provision (benefit) for deferred income taxes...........      (6,114)      (1,709)     6,243
    CEO bonus and indemnity payment.........................          --        1,250      1,775
    Minority interests and other............................         107          250       (298)
    Effect of pooled companies' earnings included in more
      than one period.......................................       3,784       (3,182)        --
    Effect of pooled company excluded from the periods
      presented.............................................          --          873         --
  Changes in assets and liabilities, net of effects from
    purchases of businesses:
    Increase in accounts receivable, net....................     (74,077)     (16,099)   (23,381)
    Increase in work-in-process, prepaid and other..........     (16,257)     (14,318)    (3,666)
    Increase in deferred revenue............................      56,037        7,159      3,925
    Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities................      61,331       16,528     (1,433)
                                                              ----------   ----------   --------
      Total adjustments.....................................     101,237       43,075      9,297
                                                              ----------   ----------   --------
      Net cash provided by operating activities.............      93,832       63,617     51,251
                                                              ----------   ----------   --------
Cash flows from investing activities:
  Payments pursuant to notes and advances to Principal
    Stockholder.............................................          --           --     (3,064)
  Repayments from Principal Stockholder.....................          --           --     14,477
  Capital expenditures......................................     (40,349)     (31,934)   (31,574)
  Payments for purchases of businesses, net of cash
    acquired................................................     (28,210)     (32,845)   (66,901)
  Purchases of short term investments.......................          --      (38,271)        --
  Sales of short term investments...........................          --       39,047         --
  Investment in life insurance, net.........................          --       (1,968)    (1,787)
  Proceeds from sale of assets..............................       9,761          659         78
  Advances by pooled entities to officers and affiliates....          --       (1,207)      (955)
                                                              ----------   ----------   --------
      Net cash used in investing activities.................     (58,798)     (66,519)   (89,726)
                                                              ----------   ----------   --------
Cash flows from financing activities:
  Payments on capitalized leases............................      (3,810)      (3,355)    (2,751)
  Borrowings under line of credit and proceeds from issuance
    of long-term debt.......................................   1,290,311    1,052,097    724,268
  Repayments under line of credit and principal payments on
    long-term debt..........................................  (1,343,671)  (1,055,439)  (705,172)
  Net proceeds from stock issuance..........................          --       41,563     76,600
  Cash received from the exercise of employee stock
    options.................................................      18,408        1,494        846
  Repurchase of common stock................................          --           --        (77)
  Redemption of minority interest and preferred stock
    (including premium).....................................          --           --     (5,238)
  Dividends on preferred stock..............................          --           --       (123)
  Dividends paid by pooled companies........................     (11,999)     (16,267)   (22,829)
                                                              ----------   ----------   --------
      Net cash provided by (used in) financing activities...     (50,761)      20,093     65,524
                                                              ----------   ----------   --------
Effect of exchange rate changes on cash.....................        (950)          (7)      (298)
                                                              ----------   ----------   --------
Net increase (decrease) in cash and cash equivalents........     (16,677)      17,184     26,751
Cash and cash equivalents, beginning of year................      73,500       56,316     29,565
                                                              ----------   ----------   --------
Cash and cash equivalents, end of year......................  $   56,823   $   73,500   $ 56,316
                                                              ==========   ==========   ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    TMP Worldwide Inc. ("TMP" or the "Company") is the successor to businesses formerly conducted by TMP Worldwide Inc. and subsidiaries ("Old TMP"), Worldwide Classified Inc. and subsidiaries ("WCI"), McKelvey Enterprises, Inc. and subsidiaries ("MEI") and certain other entities under the control of Andrew J. McKelvey (the "Principal Stockholder"). Immediately prior to the December 1996 reorganization, the Principal Stockholder owned 100% of the common stock of MEI (which owned approximately 86% of the common stock of Old TMP) and approximately 33% of the common stock of WCI. In addition to his approximately 33% ownership of WCI, the Principal Stockholder had voting proxy on the remaining outstanding shares of WCI.

    WCI was organized in 1993 to sell recruitment advertising. On December 9, 1996, Old TMP, which sold yellow page advertising services, merged into MEI. Thereafter, WCI merged into MEI, MEI then merged into Telephone Marketing Programs Incorporated and MEI acquired the outstanding minority interest of a subsidiary (the "1996 Mergers"). Concurrent with the 1996 Mergers, Telephone Marketing Programs Incorporated changed its name to TMP Worldwide Inc.

    Due to the control of these companies by the Principal Stockholder, the companies have been consolidated on a retroactive basis in a manner similar to a pooling of interests, the interests previously owned by the Principal Stockholder are carried at predecessor basis, and in December 1996 (i) goodwill in the amount of approximately $1.6 million was recorded for the issuance of 542,556 shares of common stock of the Company to Old TMP stockholders who had been previously issued shares of Old TMP in exchange for their minority interests in certain operating subsidiaries in which they were original owners and, accordingly, were considered to have made a substantive investment, and is based on an initial public offering price of $7.00 per share, less approximately $2.2 million previously recorded on the issuance of these shares, and
(ii) special compensation in the amount of approximately $52.0 million was recorded for the issuance of 7,169,580 shares of common stock of the Company to Old TMP, WCI and the MEI subsidiary stockholders in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the Principal Stockholder and, accordingly, were not considered to have made substantive investments for their minority shares, and is based on an initial public offering price of $7.00 per share. The minority stockholders of Old TMP had received compensation in lieu of their share of earnings of Old TMP in exchange for waiving their rights to such earnings, and WCI and the MEI subsidiary had cumulative losses. Accordingly, no amounts were attributable to these minority interests in the accompanying consolidated financial statements.

    In addition, in 1996, the Principal Stockholder sold or contributed to the Company his majority interests, and in one case a 49% interest, in five companies primarily engaged in yellow page and Internet-based advertising. Due to the element of common control of these companies, all of these transactions have been accounted for in a manner similar to a pooling of interests and each of the five companies has been included in the accompanying consolidated financial statements from their respective dates of acquisition by the Principal Stockholder.

    For the period April 1, 1998 through December 31, 1999, the Company completed 20 mergers which were accounted for as poolings of interests. The seven that the Company completed prior to April 1, 1999 are Johnson, Smith & Knisely Inc. ("JSK"), TASA Holding AG ("TASA"), Stackig, Inc. ("Stackig"), Recruitment Solutions Inc., Sunquest L.L.C. d.b.a. The SMART Group and The Consulting Group (International) Limited ("TCG"), in 1998 (the "1998 Mergers"); and Morgan & Banks Limited ("M&B")

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) in January 1999: (the "M&B Merger"). In connection with these mergers, the Company issued 17,578,910 shares of our common stock in exchange for all of the outstanding common stock of these seven companies. From April 1, 1999 to June 30, 1999, the Company completed pooling of interests mergers (the "Second Quarter 1999 Mergers") with six companies: Interquest Pty. Limited ("Interquest"), LIDA Advertising Inc. ("LIDA"), Maes & Lunau ("M&L"), IN2, Inc. ("IN2"), Lemming & LeVan, Inc. ("L&L"), and Yellow Pages Unlimited, Inc. ("YPU"), (the "Second Quarter 1999 Pooled Companies"). In connection with the Second Quarter 1999 Mergers the Company issued a total of 1,800,480 shares of TMP common stock in exchange for all of the outstanding stock of the Second Quarter 1999 Pooled Companies. In addition, from July 1, 1999 through
September 30, 1999, the Company completed pooling of interests mergers (the "Third Quarter 1999 Mergers") with five companies, Cameron-Newell
Advertising, Inc. ("CNA"), Brook Street Bureau (QLD) Pty Ltd, ("Brook St."), LAI Worldwide, Inc. ("LAI"), Fox Advertising Inc. ("Fox") and Lampen Group Limited ("Lampen") ("the Third Quarter 1999 Pooled Companies"). In connection with the Third Quarter 1999 Mergers the Company issued a total of 4,306,914 shares of TMP common stock in exchange for all of the outstanding stock of the Third Quarter 1999 Pooled Companies. From October 1, 1999 through December 31, 1999, the Company completed mergers with two companies, Highland Search Group L.L.C. ("Highland") and TMC S.r.l. ("Amrop Italy") (the "Fourth Quarter 1999 Pooled Companies"), which provided for the exchange of all of the outstanding stock of such companies for a total of 1,517,226 shares of TMP common stock and which were accounted for as poolings of interests (the "Fourth Quarter 1999 Mergers").

    The consolidated financial statements of the Company have been retroactively restated to reflect the effect of the 1996 Mergers, the 1998 Mergers, the M & B Merger, the Second Quarter 1999 Mergers, the Third Quarter 1999 Mergers and the Fourth Quarter 1999 Mergers, because such mergers have been accounted for as poolings of interests (see Note 5). As a result, the financial position, results of operations, and statements of comprehensive income (loss) and cash flows included herein are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with these mergers had been issued for all periods presented.

    In addition, the results of Brook St. for the six months ended June 30, 1999 and the results of LAI for the two months ended February 28, 1999 are included in the Consolidated Statements of Operations for both the year ended
December 31, 1998 and the year ended December 31, 1999. Therefore this results in the inclusion of the following amounts in both periods of (a) commissions & fees of $11.1 million and (b) a net loss of $3.8 million or $(0.10) per diluted share.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in these affiliates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of commissions & fees and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed primarily using the straight-line method over the following estimated useful lives:

                                                               YEARS
                                                              --------
Buildings and improvements..................................  5-32
Furniture and equipment.....................................  3-10
Capitalized software costs..................................  3- 5
Computer equipment..........................................  3- 7
Transportation equipment....................................  3-18

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

LONG-LIVED ASSETS

    Long-lived assets, such as ongoing client relationships, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Impairment losses have been recorded as Merger and Integration Costs (See Note 5).

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive loss account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense).

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMMISSIONS & FEES RECOGNITION AND WORK-IN-PROCESS

    The Company earns fees for the placement of advertisements on the Internet, primarily its career Web site, Monster.com(sm). Such website related fees are recognized over the length of the advertising agreement, typically one to six months. The amounts not recognized are reported on the balance sheet as deferred revenue. The Company also derives commissions & fees for advertisements placed in telephone directories, newspapers and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other media and on publication close date for yellow page advertisements. The Company also earns fees for executive search and mid-level selection services. Commissions & fees are recognized as clients are billed. Billings begin with the client's acceptance of a contract. For search, a retainer equal to 33 1/3% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (at which time, in general, the retainer has been substantially earned). A final invoice is issued in the event that the candidate's actual compensation package exceeds the original estimate. For selection, a fee equal to between 20% and 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment). Temporary Contracting commission & fees are recorded when earned.

    The amounts charged to clients for Temporary Contracting services are reported net of the costs of the temporary contractors. The details for such amounts are (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Temporary Contracting revenue.................  $319,856   $258,393   $227,627
Temporary Contracting costs...................   262,718    211,404    186,342
                                                --------   --------   --------
Temporary Contracting billings/commissions &
  fees........................................  $ 57,138   $ 46,989   $ 41,285
                                                ========   ========   ========

    The Company's quarterly commissions & fees are affected by the cyclical nature of its operating segments. The timing of yellow page directory closings is currently concentrated in the third quarter. However, yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's Yellow Page Advertising results are also affected by commissions earned for volume placements for the year, which are typically reported in the fourth quarter. Amounts reported in the three months ended December 31, 1999, 1998 and 1997 for commissions on volume placements were $0.1 million, $0.9 million and $2.2 million, respectively. The Company's quarterly commissions & fees for Recruitment Advertising are typically highest in the first quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in recruitment advertising.

    Direct operating costs incurred that relate to future commissions & fees, principally for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The provision for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive, Recruitment Advertising, Executive Search and Selection, Temporary Contracting and Yellow Page Advertising. The Company earns fees for advertisements placed on its Internet websites, commission income for selling and placing recruitment and yellow page advertising to a large number of customers in many different industries, fees for executive and mid-level selection services, and commissions & fees in connection with the providing of temporary contracting services. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia Pacific Region.

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

STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The Company's Board of Directors authorized

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) a 2-for-1 split of its common stock in the form of a stock dividend, effective February 29, 2000. All shares and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

December 31, 1999:
Basic.......................................................   79,836
Effect of assumed exercise of stock options.................        *
                                                               ------
Diluted.....................................................   79,836
                                                               ======
December 31, 1998:
Basic.......................................................   77,472
Effect of assumed exercise of stock options.................    1,806
                                                               ------
Diluted.....................................................   79,278
                                                               ======
December 31, 1997:
Basic.......................................................   72,666
Effect of assumed exercise of stock options.................    1,242
                                                               ------
Diluted.....................................................   73,908
                                                               ======

------------------------

* Effect of the conversion of stock options outstanding is anti-dilutive. The number of options is approximately 15,658.

STATEMENTS OF CASH FLOWS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

COMPREHENSIVE INCOME

    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of comprehensive income (loss) is foreign currency translation adjustments.

POST RETIREMENT BENEFITS

    In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 did not have a material impact on the Company's financial statement disclosures.

CAPITALIZED SOFTWARE COSTS

    The Company capitalizes certain incurred software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, "Accounting for

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs are being amortized over periods of 3 to 5 years.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Trade...................................................  $432,898   $355,166
Earned commissions(a)...................................    11,422     12,811
                                                          --------   --------
                                                           444,320    367,977
Less: Allowance for doubtful accounts...................    24,315     17,886
                                                          --------   --------
  Accounts receivable, net..............................  $420,005   $350,091
                                                          ========   ========

------------------------

(a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 1999 and 1998 are recorded as accounts receivable of $66,648 and $67,955, respectively, and the related advertising costs are recorded as accounts payable of $55,226 and $55,144, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Capitalized software costs................................  $23,670    $15,037
Buildings and improvements................................    1,323      1,168
Furniture and equipment...................................   71,559     79,243
Leasehold improvements....................................   22,861     18,483
Computer equipment........................................   34,961     17,625
Transportation equipment..................................    2,573      9,576
                                                            -------    -------
                                                            156,947    141,132
Less: Accumulated depreciation and amortization...........   84,570     67,380
                                                            -------    -------
    Property and equipment, net...........................  $72,377    $73,752
                                                            =======    =======

    Property and equipment includes equipment under capital leases at December 31, 1999 and 1998 with a cost of $8,032 and $13,726, respectively, and accumulated amortization of $6,000 and $7,084, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS

COMBINATIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period of January 1, 1999 through December 31, 1999, the Company completed the following mergers which provided for the exchange of all of the outstanding stock of each entity for shares of TMP stock and are accounted for as poolings of interests (See Note 1):

                                   NATURE OF                  REGION OF                              NUMBER OF TMP
ENTITY                            OPERATIONS                 OPERATIONS          ACQUISITION DATE    SHARES ISSUED
------                     -------------------------  -------------------------  -----------------   -------------
Morgan & Banks Limited...  Executive Search and       Asia/Pacific Region         January 28, 1999    10,296,582
                           Selection and Temporary
                           Contracting

Interquest Pty Limited...  Executive Search and       Asia/Pacific Region           April 30, 1999       353,390
                           Selection

LIDA Advertising, Inc....  Yellow Page Advertising    North America                   May 19, 1999       225,212

Maes & Lunau.............  Executive Search and       Continental Europe              May 20, 1999       220,000
                           Selection

IN2, Inc.................  Yellow Page Advertising    North America                   May 28, 1999       578,062

Lemming & Levan, Inc.....  Executive Search and       North America                   May 28, 1999       245,816
                           Selection

Yellow Pages Unlimited,
  Inc....................  Yellow Page Advertising    North America                   May 28, 1999       178,000

Cameron-Newell
  Advertising, Inc.......  Recruitment Advertising    North America                 August 2, 1999       840,000

Brook St. Bureau Pty,      Executive Search and       Asia/Pacific Region           August 3, 1999       261,800
  Ltd....................  Selection and Temporary
                           Contracting

LAI Worldwide, Inc.......  Executive Search and       North America                August 26, 1999     2,119,642
                           Selection

Fox Advertising, Inc.....  Yellow Page Advertising    North America                August 30, 1999       259,280

Lampen Group Limited.....  Executive Search and       Asia/Pacific Region &        August 31, 1999       826,192
                           Selection and Temporary    United Kingdom
                           Contracting

Highland Search Group      Executive Search and       North America               October 21, 1999     1,398,666
  L.L.C..................  Selection

TMC S.r.l. ("Amrop         Executive Search and       Continental Europe          October 27, 1999       118,560
  Italy")................  Selection

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    The effects of the aforementioned poolings of interest transactions are summarized below:

                                                              AS REPORTED
                                                              ON FORM 10-K
                                                           FOR THE YEAR ENDED   RESTATED TO REFLECT THE
                                                           DECEMBER 31, 1998         1999 POOLINGS
                                                           ------------------   -----------------------
Commissions & fees
  1998...................................................       $406,769               $657,486
  1997...................................................       $319,535               $541,828
Net income applicable to common and Class B common
  stockholders...........................................
  1998...................................................       $  4,250               $ 20,542
  1997...................................................       $ 10,677               $ 41,831
Net income per common and Class B common share--1998.....
  Basic..................................................       $   0.07               $   0.27
  Diluted................................................       $   0.07               $   0.26
Net income per common and Class B common share--1997.....
  Basic..................................................       $   0.19               $   0.58
  Diluted................................................       $   0.19               $   0.57

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions completed during 1999, the Company expensed merger & integration costs of which $16,792 was expensed in the fourth quarter and $63,054 was expensed for the twelve months ended
December 31, 1999. Of this amount, $27,442 is for merger costs and $35,612 is for integration costs.

    The merger costs for the year ended December 31, 1999 consist of (1) $5,944 of non-cash employee stay bonuses, which include (a) $4,826 for the amortization of $16,437 recorded as prepaid compensation and a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (b)$351 which is related to an option grant to employees of a pooled company and which represents the difference between the option price and the stock price on the day the options were granted and (c) $767 for TMP shares given to key personnel of a pooled company as employee stay bonuses, (2) $2,466 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $12,606 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $6,426 in severance costs for managers of pooled companies. The $35,612 of integration costs consist of: (a) $9,221 for assumed obligations of closed facilities, (b) $20,392 for consolidation of acquired facilities, (c) $3,172 for severance, relocation and other employee costs and
(d) a $2,827 provision for uncollectible accounts receivable. See schedule in Accrued Integration and Restructuring Costs below.

    In connection with the pooling of interests transactions completed during 1998, the Company expensed merger related costs of $22,412. The $22,412 of merger costs for the year ended December 31, 1998 consists of (1) $11,934 of non-cash employee stay bonuses, which included (a) $3,622 for the amortization of $5,986, recorded as prepaid compensation and a corresponding long-term liability, being expensed over the eighteen months from April 1, 1998 to September 30, 1999 for TMP shares set aside for key personnel of JSK and TCG who must remain employees of the Company for a full year in order to earn such shares and (b) $8,312 for TMP shares to key personnel of TASA, JSK, Stackig, the SMART

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
Group, Recruitment Solutions and TCG as employee stay bonuses and (2) $1,461 of stay bonuses paid as cash to key personnel of the Pooled Companies and
(3) $9,017 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, the Company has acquired 51 businesses (primarily recruitment advertising businesses) between January 1, 1997 and December 31, 1999 including, on
August 26, 1997, all of the outstanding stock of Austin Knight Limited and subsidiaries ("Austin Knight") for approximately $47,200 net of approximately $11,500 of cash acquired relating to the sale, in July 1997, of real property by Austin Knight. The total amount of cash paid and promissory notes and common stock of the Company issued for these acquisitions was approximately $56,442, $30,668 and $74,500 for 1999, 1998 and 1997, respectively. The shares of common stock issued by the Company in connection with certain of the above mentioned acquisitions were 804,160, 402,812 and 270,056 for 1999, 1998 and 1997, respectively. These acquisitions have been accounted for under the purchase method of accounting and accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    On February 27, 1998, LAI completed the acquisition of Ward Howell International, Inc. ("WHI"). The purchase price was approximately $19,500 including $7,600 in notes payable and approximately $3,050 in LAI common stock. The remaining $8,850 of the purchase consideration was payable to the former WHI stockholders as of February 28, 1998 and is accrued for in the accompanying balance sheets. The acquisition was accounted for as a purchase with goodwill being recognized for the excess of the purchase amount over the fair market value of the assets acquired.

    On January 2, 1998, LAI acquired Chartwell Partners International, Inc. ("CPI"). The acquisition cost was approximately $3,100 and consisted of approximately $1,400 in cash, a $1,250 convertible subordinated note payable and $400 of LAI common stock. The acquisition was accounted for as a purchase with goodwill being recognized for the excess of the purchase amount over the fair value of the assets acquired. The convertible subordinated note is payable in three equal installments, plus accrued interest and bears interest at 6.75%. The subordinated note is convertible into shares of common stock at each anniversary at prices specified in the asset purchase agreement.

    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 1999 and 1998 assume the acquisitions in 1999 and 1998 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Total commissions and fees..................................  $782,077   $701,556
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $ (7,480)  $ 19,811
Net income (loss) per common and Class B common share:......
  Basic.....................................................  $  (0.09)  $   0.25
  Diluted...................................................  $  (0.09)  $   0.25

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the years presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED INTEGRATION AND RESTRUCTURING COSTS

    In connection with the acquisitions and mergers made in 1997, 1998 and 1999, the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

    In connection therewith the Company expensed $35,612 in 1999, relating to integration activities which are included in Merger and integration expenses. In addition, in 1999 LAI formulated plans to close its London, England and Hong Kong offices. In connection with these office closings, LAI charged earnings for the year ended December 31, 1999 and 1998 for $2,789 and $3,543, respectively. These costs and liabilities include:

                                                           ADDITIONS               DEDUCTIONS
                                                      -------------------   ------------------------
                                         BALANCE      CHARGED                  APPLIED                    BALANCE
                                      DECEMBER 31,       TO                    AGAINST                 DECEMBER 31,
FOR THE YEAR ENDED DECEMBER 31, 1999      1998        GOODWILL   EXPENSED   RELATED ASSET   PAYMENTS       1999
------------------------------------  -------------   --------   --------   -------------   --------   -------------
Assumed obligations on closed leased
  facilities....................         $ 9,590      $   705    $ 9,737       $ (1,872)    $ (8,596)     $ 9,564(a)
Consolidation of acquired
  facilities....................           2,745        1,317     21,427         (6,704)     (10,070)       8,715(b)
Contracted lease payments exceeding
  current market costs..........             707           --         --             --         (145)         562(c)
Severance, relocation and other
  employee costs................           1,952        1,359      4,410         (1,780)      (4,987)         954(d)
Provision for uncollectible
  receivables...................              --           --      2,827         (2,827)          --           --
Pension obligations.............           1,753           --         --             --          (95)       1,658(e)
                                         -------      -------    -------       --------     --------      -------
Total...........................         $16,747      $ 3,381    $38,401       $(13,183)    $(23,893)     $21,453
                                         =======      =======    =======       ========     ========      =======

                                                           ADDITIONS               DEDUCTIONS
                                                      -------------------   ------------------------
                                         BALANCE      CHARGED                  APPLIED                   BALANCE
                                      DECEMBER 31,       TO                    AGAINST                 DECEMBER 31,
FOR THE YEAR ENDED DECEMBER 31, 1998      1997        GOODWILL   EXPENSED   RELATED ASSET   PAYMENTS       1998
------------------------------------  -------------   --------   --------   -------------   --------   ------------
Assumed obligations on closed leased
  facilities....................         $ 7,830      $   767    $ 2,423       $     --     $ (1,430)     $ 9,590
Consolidation of acquired
  facilities....................           2,521        5,720         --             --       (5,496)       2,745
Contracted lease payments exceeding
  current market costs..........             783           73         --             --         (149)         707
Severance relocation and other
  employee costs................           4,017        3,357      1,120             --       (6,542)       1,952

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)

Pension obligations.............           1,650          103         --             --           --        1,753
                                         -------      -------    -------       --------     --------      -------
Total...........................         $16,801      $10,020    $ 3,543       $     --     $(13,617)     $16,747
                                         =======      =======    =======       ========     ========      =======

                                                           ADDITIONS               DEDUCTIONS
                                                      -------------------   ------------------------
                                         BALANCE      CHARGED                  APPLIED                   BALANCE
                                      DECEMBER 31,       TO                    AGAINST                 DECEMBER 31,
FOR THE YEAR ENDED DECEMBER 31, 1997      1996        GOODWILL   EXPENSED   RELATED ASSET   PAYMENTS       1997
------------------------------------  -------------   --------   --------   -------------   --------   ------------
Assumed obligations on closed leased
  facilities....................          $ --        $ 8,002      $ --          $ --        $(172)       $ 7,830
Consolidation of acquired
  facilities....................            --          2,521        --            --           --          2,521
Contracted lease payments exceeding
  current market costs..........            --          1,473        --            --         (690)           783
Severance, relocation and other
  employee costs................            --          4,017        --            --           --          4,017
Pension obligations.............            --          1,650        --            --           --          1,650
                                          ----        -------      ----          ----        -----        -------
Total...........................          $ --        $17,663      $ --          $ --        $(862)       $16,801
                                          ====        =======      ====          ====        =====        =======

------------------------

(a) Accrued liabilities for surplus property in the amount of $9,564 as of December 31, 1999 relate to 28 leased office locations of the acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2000 in connection with the integration plans. The amount is based on the minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the consolidation of existing offices of acquired companies in the amount of $8,715 as of December 31, 1999 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $562 as of December 31, 1999 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated severance payments, employee relocation expenses and other employee costs in the amount of $954 as of December 31, 1999 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as duplicate corporate headquarters management and administrative personnel. As of December 31, 1999 the accrual related to approximately 48 employees including senior management, sales, service and administrative personnel. During the year ended December 31, 1999, payments of $4,987 were made to 43 members of senior management and employees for severance and charged against the reserve.

(e) Pension obligations in the amount of $1,658 were assumed in connection with the acquisition of Austin Knight.

    The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price; costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                 DECEMBER 31,       AMORTIZATION
                                              -------------------      PERIOD
                                                1999       1998       (YEARS)
                                              --------   --------   ------------
Client lists, net of accumulated
  amortization
  of $6,349 and $5,709, respectively........  $ 14,376   $  9,981    5 to 30
Covenants not to compete, net of accumulated
  amortization of $2,888 and $2,551,
  respectively..............................     1,796      2,080     3 to 6
Excess of cost of investments over fair
  value of net assets acquired, net of
  accumulated amortization of $29,092 and
  $19,990, respectively.....................   251,046    210,464    10 to 30
Other, net of accumulated amortization of
  $2,065 and $1,931, respectively...........       218        341    4 to 10
                                              --------   --------
                                              $267,436   $222,866
                                              ========   ========

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Interest.........................................  $12,760    $11,642    $13,739
Income taxes.....................................   11,270     14,671     14,902

    In conjunction with business acquisitions, the Company used cash as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Fair value of assets acquired, excluding cash...  $44,327    $46,033    $129,126
Less: Liabilities assumed and created upon
  acquisition...................................   16,117     13,188      62,225
                                                  -------    -------    --------
Net cash paid...................................  $28,210    $32,845    $ 66,901
                                                  =======    =======    ========
Capital lease obligations incurred..............  $    75    $   217    $  5,874
                                                  =======    =======    ========

NOTE 8--FINANCING AGREEMENT

    The Company obtains its primary financing from a financial institution under a five year financing agreement as amended and restated on June 27, 1996, further amended on November 14, 1997, and amended and restated again on November 5, 1998 (the "Agreement"). Subsequent to the five year term, which expires on November 4, 2003, the Agreement provides for one year extensions subject to bank

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8--FINANCING AGREEMENT (CONTINUED)
approval unless terminated by either party at least 90 days prior to expiration of the initial term or any renewal term. The Agreement, as amended, provides for borrowings of up to $185,000 at the Company's choice of either (1) the higher of
(a) prime rate or (b) Federal Funds rate less 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. At December 31, 1999 the margin equaled 0.75%. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed as defined in the Agreement. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. The Agreement also provides for a fee on any unused portion of the commitment based upon a rate determined by the ratio of the Company's debt to EBITDA. At
December 31, 1999, this rate equaled 0.20%. In addition, the Agreement provides for a declining termination fee of $1,000, $500, $0 for the annual periods ended November 5, 1999, 2000, and 2001, respectively. The outstanding principal under this agreement as of December 31, 1999 is approximately $91.2 million of which $17.2 million is reflected as a reduction to accounts receivable and $15.3 million is for letters of credit. See Notes 9 and 17.

    At December 31, 1999, the prime rate, Federal funds rate and one month LIBOR were 8.50%, 5.50% and 5.82% respectively, and borrowings outstanding were at a weighted average interest rate of 6.57%.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Borrowings under financing agreement (see Note 8)........  $58,664    $ 97,720
Borrowings under other financing agreements, interest
  payable at rates varying from 5.0% to 9.2%, and
  collateralized by assets in certain foreign
  countries..............................................    9,717       8,251
Notes payable to former WHI stockholders dated February
  27, 1998, payable in three equal annual installments
  plus accrued interest bearing interest at 5.0%.........    1,324       4,892
Convertible subordinated promissory note issued by LAI in
  connection with an acquisition, dated January 2, 1998,
  payable in three equal annual installments plus accrued
  interest, bearing interest at 6.75%, and convertible
  into shares of common stock at each anniversary date at
  prices specified in the asset purchase agreement.......      417         833
Other acquisition notes payable, noninterest bearing,
  interest imputed at 6.7% to 8.0%, in varying
  installments through 2001..............................    3,511       8,121
Capitalized lease obligations, payable with interest from
  9% to 15%, in varying installments through 2001 (see
  Note 14)...............................................    8,235       9,156
Term note payable in sixty consecutive monthly
  installments from July 1997 through June 2002,
  collateralized by transportation equipment and with
  interest at 8.43% for the first 36 months. Thereafter
  the interest rate will be based on two year U.S.
  Treasury Notes.........................................       --       7,557
Notes payable, in varying monthly installments maturing
  through 2001, with interest at rates ranging from 6.5%
  to 9.5%................................................      303       2,811
                                                           -------    --------
                                                            82,171     139,341
Less: Current portion....................................   11,010      16,235
                                                           -------    --------
                                                           $71,161    $123,106
                                                           =======    ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9--LONG-TERM DEBT (CONTINUED)
    Long-term debt matures as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
2001........................................................     $ 9,224
2002........................................................       1,333
2003........................................................      59,998*
2004........................................................         556
Thereafter..................................................          50
                                                                 -------
                                                                 $71,161
                                                                 =======

------------------------

* Of this amount, $58,664 is subject to one year extensions subsequent to November, 2003. See Note 8.

NOTE 10--MINORITY INTERESTS

    In connection with an acquisition in 1990, a subsidiary of the Company issued 88,425 shares of nonvoting convertible 10% cumulative preferred stock in exchange for 176,850 shares (58%) of the outstanding common stock of the acquired company held by the acquired company's employee stock ownership trust. These shares were redeemed in January 1997 for a total of $3,133, which included a redemption premium of $133.

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

    Effective February 29, 2000, a 2-for-1 stock split in the form of a stock dividend was paid. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

(B) STOCK OPTIONS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 1,800,000 shares (amended to 6,000,000 on

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
April 27, 1998) of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

    Under the Stock Option Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant which may be made to an executive officer in any calendar year is 90,000 shares (amended to 300,000 on June 25, 1997). At December 31, 1999, approximately 1,806,666 options were exercisable and 1,625,742 options are available for future grants.

    In January 1996, the Company also adopted a stock option plan for nonemployee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 360,000 shares of common stock may be granted to nonemployee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's nonemployee directors of an option to purchase 22,500 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors at December 31, 1999, approximately 104,740 options were exercisable, and 170,000 options were available for future grants.

    In December 1998, the Company also adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options which may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company which may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares available for new awards under the Stock Option Plan. At December 31, 1999, approximately 1,138,556 options were exercisable and 17,427,886 options are available for future grants.

    The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of approximately 6.1%, 4.6% and 6.5% in 1999, 1998 and 1997, respectively; volatility factor of the expected market price of the Company's common stock of 46%, 24% and 27% in 1999, 1998 and 1997, respectively; a weighted average expected life of the options of 8 years in 1999, 1998 and 1997; and no dividend yield in 1999, 1998 and 1997.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    Under the accounting provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                   1999       1998       1997
                                                 --------   --------   --------
Net income (loss) applicable to common and
  Class B common stockholders..................  $(40,068)  $ 15,637   $ 39,532
Net income (loss) per common and Class B
  common share
  Basic........................................  $  (0.50)  $   0.20   $   0.54
  Diluted......................................  $  (0.50)  $   0.20   $   0.53

    A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented.

                               DECEMBER 31, 1999              DECEMBER 31, 1998              DECEMBER 31, 1997
                         -----------------------------   ----------------------------   ----------------------------
                                      WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                           SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                         ----------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at
  beginning of year....   8,411,122        $11.87        5,483,174        $ 9.75        1,562,006        $ 4.18
Granted................  10,377,980         31.20        3,991,950         17.70        4,525,980         11.15
Exercised..............  (2,087,212)         8.88         (427,438)         4.03         (209,242)         4.33
Forfeited/cancelled....  (1,043,544)        20.31         (636,564)        35.61         (395,570)         6.48
                         ----------                      ---------                      ---------
Outstanding at end of
  year.................  15,658,346        $24.52        8,411,122        $11.87        5,483,174        $ 6.66
                         ==========                      =========                      =========
Options exercisable at
  year-end.............   3,049,962        $11.23          686,248        $ 9.60          316,926        $ 4.22
                         ==========                      =========                      =========
Weighted average fair
  value of options
  granted during the
  year.................                    $17.30                         $ 5.86                         $ 3.28

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)

                                                 OPTIONS OUTSTANDING
                           ----------------------------------------------------------------
        RANGE OF                NUMBER             WEIGHTED AVERAGE            NUMBER
    WEIGHTED AVERAGE        OUTSTANDING AT            REMAINING            EXERCISABLE AT
     EXERCISE PRICE        DECEMBER 31, 1999   CONTRACTUAL LIFE (YEARS)   DECEMBER 31, 1999
-------------------------  -----------------   ------------------------   -----------------
$2.00 to $10.00..........      2,494,546                     7.0              1,806,198
10.01 to  20.00..........      3,430,630                     8.4                939,662
20.01 to  26.00..........      5,334,754                     9.5                186,322
26.01 to  50.00..........      4,379,450                     9.9                102,680
50.01 to  81.38..........         18,966                     8.0                 15,100
                              ----------                                      ---------
                              15,658,346                                      3,049,962
                              ==========                                      =========

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in earnings (losses) of affiliates are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Domestic........................................  $(13,476)  $ 6,583    $34,539
Foreign.........................................    11,928    28,750     28,309
                                                  --------   -------    -------
Total income (loss) before provision for income
  taxes, minority interests and equity in losses
  of
  affiliates....................................  $ (1,548)  $35,333    $62,848
                                                  ========   =======    =======

    The provision for income taxes is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Current tax provision:
U.S. Federal.....................................  $   120    $ 1,124    $ 3,326
State and local..................................    1,043      1,607      2,823
Foreign..........................................   10,401     13,345      8,173
                                                   -------    -------    -------
    Total current................................   11,564     16,076     14,322
                                                   -------    -------    -------
Deferred tax provision (benefit):
U.S. Federal.....................................   (1,151)     2,379      2,053
State and local..................................   (1,266)      (684)       525
Foreign..........................................   (3,697)    (3,404)     3,665
                                                   -------    -------    -------
    Total deferred...............................   (6,114)    (1,709)     6,243
                                                   -------    -------    -------
    Total provision..............................  $ 5,450    $14,367    $20,565
                                                   =======    =======    =======

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are presented below:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Current deferred tax assets (liabilities):
Earned commissions........................................  $(4,945)   $(5,124)
Allowance for doubtful accounts...........................    8,130      6,630
Work-in-process...........................................   (5,668)    (5,224)
Prepaid and other.........................................     (121)      (692)
Accrued expenses and other liabilities....................    9,289       (122)
Accrued compensation......................................    2,746       (418)
Tax loss carryforwards....................................    2,754        709
                                                            -------    -------
    Total current deferred tax asset (liability)..........   12,185     (4,241)
                                                            -------    -------
Noncurrent deferred tax assets (liabilities):
Property and equipment....................................   (1,954)    (2,146)
Intangibles...............................................   14,069       (541)
Accrued expenses and other liabilities....................       45      4,080
Accrued rent..............................................      430        499
Deferred compensation.....................................    3,899      3,213
Tax loss carryforwards....................................   20,611      8,405
Valuation allowance.......................................   (9,750)    (1,892)
                                                            -------    -------
    Total noncurrent deferred tax asset...................   27,350     11,618
                                                            -------    -------
Net deferred tax asset....................................  $39,535    $ 7,377
                                                            =======    =======

    At December 31, 1999, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $50 million which expire through 2019 and operating loss carryforwards in the United Kingdom and Australia of approximately $8.3 million and $1.3 million, respectively. The Company has concluded that, based on expected future results, the future reversals of existing taxable temporary differences, the tax benefits derived from the exercise of nonqualified employee stock options, the amortization of benefits from taxable poolings and the loss carryforwards of certain subsidiaries, which are only useable by such subsidiary, there is no reasonable assurance that the entire tax benefit can be used. Accordingly, a valuation allowance has been established. The deferred tax benefits from taxable poolings and the tax benefits derived from the exercise of nonqualified stock options, net of the valuation allowance, were recorded as additional paid-in capital.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Provision (benefit) at Federal statutory rate....  $  (542)   $12,365    $21,160
State income taxes, net of Federal income tax
  effect.........................................     (223)       634      1,845
Nondeductible expenses(1)........................    7,081      5,316      1,206
Nondeductible special charge.....................       --        438        510
Foreign income taxes at other than the Federal
  statutory rate.................................     (334)    (1,387)       721
Profits of pooled entities taxed directly to
  owners.........................................     (923)    (2,428)    (4,146)
Other............................................      391       (571)      (731)
                                                   -------    -------    -------
Income tax provision.............................  $ 5,450    $14,367    $20,565
                                                   =======    =======    =======

------------------------

(1) Primarily due to nondeductible (i) merger costs of $12.5 million, $6.9 million and $0, respectively which at the Federal statutory rate would have equated to a tax benefit of $4.4 million, $2.4 million and $0, respectively,
    (ii) amortization of intangible assets and (iii) meals & entertainment expenses.

    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 31, 1999, the cumulative amount of reinvested earnings was approximately $26,000.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES

(A) LEASES

    The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 1999 are as follows:

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
2000......................................................   $4,281    $ 41,328
2001......................................................    2,545      40,755
2002......................................................    1,352      34,384
2003......................................................      894      29,184
2004......................................................        9      25,982
Thereafter................................................       --      99,060
                                                             ------    --------
                                                              9,081    $270,693
                                                                       ========
Less: Amount representing interest                              846
                                                             ------
Present value of minimum lease payments...................    8,235
Less: Current portion.....................................    4,281
                                                             ------
                                                             $3,954
                                                             ======

    Rent and related expenses under operating leases amounted to $42,392, $28,825, and $25,619 for the years ended December 31, 1999, 1998 and 1997, respectively.

    In February 2000 the Company signed a lease to occupy 84,342 square feet located at 205 Hudson Street, New York, New York to house the Interactive operations of its Recruitment Advertising division and Yellow Page division, which includes IN2. The lease will commence upon the completion of a work order and expires in 2010. Monthly payments under the new lease will be $170,441 through August 31, 2005 and $198,555 through the remainder of the lease and will escalate during the term of the lease. This space allows for the future expansion of these and other Interactive operations of the Company.

(B) CONSULTING, EMPLOYMENT AND NON-COMPETE AGREEMENTS

    The Company has entered into various consulting, employment and non-compete agreements with certain management personnel, executive search consultants and former owners of acquired businesses. These agreements are generally two to five years in length, with, one for a term of fifteen years and two providing aggregate annual lifetime payments of approximately $135.

    The Company has entered into an amended employment agreement with Andrew J. McKelvey, effective November 15, 1996, for a term ending on November 14, 2001. The agreement provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to the expiration of the then current term. The agreement also provides that Mr. McKelvey will serve as Chairman of the Board and CEO of the Company and will be nominated for election as a director during all periods of his employment. Under the agreement, Mr. McKelvey is entitled to a base salary of $1,500 per year and until November 1998, when his agreement was amended, was entitled to mandatory quarterly bonuses of $375. Mr. McKelvey waived such bonuses. On
May 1, 1999, the

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company and Mr. McKelvey further amended the employment agreement to provide for an annual base salary of $500 and an annual bonus, based on exceeding earnings per share targets, not to exceed $500. Mr. McKelvey was paid $834 in 1999. Under the agreement, Mr. McKelvey may terminate his employment upon 90 days' prior written notice for any reason. The agreement also provides that in the event
Mr. McKelvey's employment is terminated by the Company prior to its expiration for reasons other than for "cause," the Company shall pay Mr. McKelvey his base salary for the remaining term of the agreement at the times it would have been payable had he remained employed. The agreement further provides that in the event of Mr. McKelvey's voluntary resignation, termination of his employment by the Company for cause or non-renewal of the agreement, Mr. McKelvey shall not be entitled to any severance, and in the event of his disability or death he or his estate shall be paid his base salary for a period of 180 days after any such termination at the times it would have been payable had he remained employed. The agreement also contains confidentially provisions, whereby Mr. McKelvey agrees not to disclose any confidential information regarding the Company and its affiliates.

    Such agreements provide for the following aggregate annual payments:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
2000........................................................     $ 8,457
2001........................................................       5,455
2002........................................................       1,741
2003........................................................       1,765
2004........................................................       1,290
Thereafter..................................................       1,098
                                                                 -------
                                                                 $19,806
                                                                 =======

(C) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are a maximum of 2% of payroll of participating employees, amounted to $962, $867 and $762 for the years ended December 31, 1999, 1998 and 1997, respectively. LAI maintains a defined contribution profit sharing plan covering substantially all employees. In
August 1998, the plan was amended to add a 401(k) savings and company matching feature. LAI profit sharing and matching contributions are discretionary and were funded annually as approved by the LAI Board of Directors. For the years ended December 31, 1999 and 1998, as reported herein, employer matching contributions for LAI amounted to $437 and $1,600, respectively. Effective January 1, 2000, LAI employees began contributing to the TMP Plan. The LAI plan will be combined with TMP's plan during 2000.

    Outside of the United States, the Company has employee benefit plans in the countries in which it operates. The cost of these plans amounted to $6,234, $5,102 and $4,438 for the years ended December 31, 1999, 1998 and 1997, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    LAI has deferred compensation agreements with 58 employees and former employees. Under the terms of the agreements, employees are eligible to make annual elections, on calendar year basis, to defer a portion of their compensation. This compensation, together with accrued interest, is paid upon termination of the agreements, as defined. Effective January 1, 1999, the plan was amended to prohibit future deferrals of compensation to the plan. The present value of the obligation is recorded as a long-term liability in the accompanying consolidated balance sheets and was $9,786 at December 31, 1999. Interest is earned on deferred amounts at a rate determined annually by LAI (6.25% at December 31, 1999).

(D) LITIGATION

    The Company is subject to various claims, suits and complaints arising in the ordinary course of business. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

    M & B has had proceedings issued against it in New Zealand for an amount of $3,400. These proceedings relate to the acquisition of the claimant's business in New Zealand prior to Morgan & Banks New Zealand Limited becoming a controlled entity of the M & B group. The parties have engaged in significant discovery. The directors of M & B are of the opinion that the claim is without substance and, accordingly, the action is being vigorously defended.

(E) AOL MARKETING AGREEMENT

    On December 1, 1999, the Company entered into a content and marketing arrangement with America Online, Inc. Pursuant to this arrangement, the Company's flagship Interactive property, Monster.com(sm), for the payment of $100 million over four years, would be the exclusive provider of career search services in the United States and Canada for four years to AOL members, currently over 21 million, across seven AOL properties: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City. The $100 million will be expensed pro rata over the four year life of the agreement pursuant to the number of impressions contracted per year as a percent of the total impressions anticipated over the life of the agreement.

(F) OTHER

    (i) The Company is contingently liable on a note of the Principal Stockholder in the amount of approximately $1,600.

    (ii) The majority stockholder of an unconsolidated equity investee has an agreement which requires the Company to purchase his interest, based on a formula value, upon death. The value of his shares at December 31, 1999 is approximately $6,200 based on the formula.

NOTE 15--RELATED PARTY TRANSACTIONS

    (A) The Company charged management and other fees to affiliates for services provided of approximately $1,257, $651 and $788 for the years ended December 31, 1999, 1998, and 1997, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--RELATED PARTY TRANSACTIONS (CONTINUED)
Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

    (B) In January 1994, the Company acquired a 50% interest in an agency selling real estate advertising. In connection with this acquisition, the Company agreed to provide the agency with certain office and administrative services which amounted to $321 for the nine months ended September 31, 1997 at which time the arrangement was terminated. The Company also entered into three-year employment and consulting agreements with the two other stockholders of the agency and granted them the right to convert their agency shares into Company shares after an initial public offering. That conversion right, as amended, provided that those two stockholders may convert 25% of the agency's stock into unregistered common stock of the Company with a total value of $1,000 as of the effective date of conversion. The conversion was exercised in February 1997 and 123,696 shares of common stock were issued to these stockholders pursuant to the above agreement. Simultaneously, the Company transferred to such stockholders 50% of its interest in the agency, thus retaining a 25% interest and terminated its obligation to provide office and administrative services effective October 1, 1997.

    (C) The Company leases an office from an entity in which the Principal Stockholder and other stockholders have a 90% ownership interest. Annual rent expense under the lease, which expires in the year 2004, amounts to approximately $554.

    (D) Beginning in June 1999, the Company periodically used the services of an aircraft from a company owned by the Principal Stockholder, and in connection therewith, $215 was paid through December 1999.

NOTE 16--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged in five lines of business based on the reporting of senior management to the Chief Operating Officer: Interactive, Recruitment Advertising, Executive Search and Selection, Temporary Contracting and Yellow Page Advertising. Operations are conducted in several geographic regions: North America, the Asia/Pacific Region (primarily in Australia, New Zealand, and Japan), the United Kingdom

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED) and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic segment, as of and for the years ended December 31, 1999, 1998 and 1997.

                                                                   EXECUTIVE
                                                     RECRUITMENT   SEARCH &     TEMPORARY    YELLOW PAGE
INFORMATION BY BUSINESS SEGMENT        INTERACTIVE   ADVERTISING   SELECTION   CONTRACTING   ADVERTISING    TOTAL
-------------------------------        -----------   -----------   ---------   -----------   -----------    -----
For the year ended December 31, 1999
Commissions & fees:
  Traditional sources................    $    --       $178,141    $295,693      $57,138       $101,294    $632,266
  Interactive........................    107,855         13,352       4,968        1,479          5,885     133,539
                                         -------       --------    --------      -------       --------    --------
Commissions & fees...................    107,855        191,493     300,661       58,617        107,179     765,805
                                         -------       --------    --------      -------       --------    --------
Operating expenses:
  Salaries & related, office &
    general, marketing & promotion
    and CEO bonus....................         --        155,895     289,058       41,019         61,649     547,621
  Interactive(a).....................     96,819         11,475      17,703        1,228          5,863     133,088
  Merger & integration...............         --         13,442      44,435        2,438          2,739      63,054
  Restructuring......................         --             --       2,789           --             --       2,789
  Amortization of intangibles........        236          6,226       2,307          117          2,544      11,430
                                         -------       --------    --------      -------       --------    --------
Total operating expenses.............     97,055        187,038     356,292       44,802         72,795     757,982
                                         -------       --------    --------      -------       --------    --------
Operating income (loss):
  Traditional sources................         --          2,578     (42,896)      13,564         34,362       7,608
  Interactive........................     10,800          1,877     (12,735)         251             22         215
                                         -------       --------    --------      -------       --------    --------
Operating income (loss)..............    $10,800       $  4,455    $(55,631)     $13,815       $ 34,384       7,823
                                         =======       ========    ========      =======       ========
Total other expense, net.............          *              *           *            *              *      (9,371)
                                                                                                           --------
Loss before provision for income
  taxes, minority interests and
  equity in losses of affiliates.....          *              *           *            *              *    $ (1,548)
                                                                                                           ========
Total Assets.........................    $94,540       $409,001    $177,660      $48,442       $215,012    $944,655
                                         =======       ========    ========      =======       ========    ========

------------------------

(a) Is comprised of salaries & related, office & general and marketing & promotion expenses.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                   EXECUTIVE                   YELLOW
                                                     RECRUITMENT   SEARCH &     TEMPORARY       PAGE
INFORMATION BY BUSINESS SEGMENT        INTERACTIVE   ADVERTISING   SELECTION   CONTRACTING   ADVERTISING    TOTAL
-------------------------------        -----------   -----------   ---------   -----------   -----------    -----
For the year ended December 31, 1998
Commissions & fees:
  Traditional sources................    $    --       $177,774    $276,110      $46,989      $106,455     $607,328
  Interactive........................     46,421          2,436         245           --         1,056       50,158
                                         -------       --------    --------      -------      --------     --------
Commissions & fees...................     46,421        180,210     276,355       46,989       107,511      657,486
                                         -------       --------    --------      -------      --------     --------
Operating expenses:
  Salaries & related, office &
    general, marketing & promotion
    and CEO special bonus............         --        160,925     253,127       36,107        75,679      525,838
  Interactive(a).....................     45,586          1,917          63           --           739       48,305
  Merger & integration...............         --          2,004      19,812           --           596       22,412
  Restructuring......................         --             --       3,543           --            --        3,543
  Amortization of intangibles........        234          5,626       1,318          103         2,904       10,185
                                         -------       --------    --------      -------      --------     --------
Total operating expenses.............     45,820        170,472     277,863       36,210        79,918      610,283
                                         -------       --------    --------      -------      --------     --------
Operating income (loss):
  Traditional sources................         --          9,219      (1,690)      10,779        27,276       45,584
  Interactive........................        601            519         182           --           317        1,619
                                         -------       --------    --------      -------      --------     --------
Operating income (loss)..............    $   601       $  9,738    $ (1,508)     $10,779      $ 27,593       47,203
                                         =======       ========    ========      =======      ========
Total other expense, net.............          *              *           *            *             *      (11,870)
                                                                                                           --------
Income before provision for income
  taxes, minority interests and
  equity in losses of affiliates.....          *              *           *            *             *     $ 35,333
                                                                                                           ========
Total Assets.........................    $34,682       $259,862    $174,763      $34,811      $298,417     $802,535
                                         =======       ========    ========      =======      ========     ========

------------------------

(a) Is comprised of salaries & related, office & general and marketing & promotion expenses.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                   EXECUTIVE
                                                     RECRUITMENT   SEARCH &     TEMPORARY    YELLOW PAGE
INFORMATION BY BUSINESS SEGMENT        INTERACTIVE   ADVERTISING   SELECTION   CONTRACTING   ADVERTISING    TOTAL
-------------------------------        -----------   -----------   ---------   -----------   -----------   --------
For the year ended December 31, 1997
Commissions & fees:
  Traditional sources................    $    --       $134,291    $242,841      $41,285       $103,941    $522,358
  Interactive........................     16,779          2,206          --           --            485      19,470
                                         -------       --------    --------      -------       --------    --------
Commissions & fees...................     16,779        136,497     242,841       41,285        104,426     541,828
                                         -------       --------    --------      -------       --------    --------
Operating expenses:
  Salaries & related, office &
    general, marketing & promotion
    and CEO bonus....................         --        122,024     210,628       31,290         75,714     439,656
  Interactive(a).....................     22,818          1,678          --           --            340      24,836
  Amortization of intangibles........        167          3,850         582          124          2,143       6,866
                                         -------       --------    --------      -------       --------    --------
Total operating expenses.............     22,985        127,552     211,210       31,414         78,197     471,358
                                         -------       --------    --------      -------       --------    --------
Operating income (loss):
  Traditional sources................         --          8,417      31,631        9,871         26,084      76,003
  Interactive........................     (6,206)           528          --           --            145      (5,533)
                                         -------       --------    --------      -------       --------    --------
Operating income (loss)..............    $(6,206)      $  8,945    $ 31,631      $ 9,871       $ 26,229      70,470
                                         =======       ========    ========      =======       ========
Total other expense, net.............          *              *           *            *              *      (7,622)
                                                                                                           --------
Income before provision for income
  taxes, minority interests and
  equity in losses of affiliates.....          *              *           *            *              *    $ 62,848
                                                                                                           ========
Total Assets.........................    $13,928       $249,774    $165,794      $32,259       $259,311    $721,066
                                         =======       ========    ========      =======       ========    ========

------------------------

(a) Is comprised of salaries & related, office & general and marketing & promotion expenses.

*   Not allocated.

                                                               ASIA/PACIFIC    UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION:              NORTH AMERICA      REGION      KINGDOM      EUROPE       TOTAL
---------------------------------              -------------   ------------   --------   -----------   --------
December 31, 1999
Total commissions & fees.....................     $422,558       $161,643     $90,100      $91,504     $765,805
Income (loss) before taxes, minority
  interests and equity in losses of
  affiliates.................................       (7,077)         9,042      (7,851)       4,338       (1,548)
Long-lived assets............................      134,348         38,283      87,753       79,429      339,813
December 31, 1998
Total commissions & fees.....................     $379,465       $131,906     $88,445      $57,670     $657,486
Income (loss) before taxes, minority
  interests and equity in losses of
  affiliates.................................       21,985         16,085      (4,491)       1,754       35,333
Long-lived assets............................      126,172         32,918      89,439       48,089      296,618

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                               ASIA/PACIFIC    UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION:              NORTH AMERICA      REGION      KINGDOM      EUROPE       TOTAL
---------------------------------              -------------   ------------   --------   -----------   --------
December 31, 1997
Total commissions & fees.....................     $322,084       $113,620     $82,739      $23,385     $541,828
Income before taxes, minority interests and
  equity in earnings of affiliates...........       34,333         17,560       6,413        4,542       62,848
Long-lived assets............................      116,798         33,054      81,721       21,844      253,417

NOTE 17--SUBSEQUENT EVENTS

    On February 2, 2000, the Company completed a follow on public offering of an aggregate of 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The public offering was managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney Inc., Deutsche Bank Securities Inc., PaineWebber Incorporated, and U.S. Bancorp Piper Jaffray Inc. Net proceeds from this offering were $595.3 million and $82 million was used to pay down debt on the Company's credit line. The remainder will be used for strategic equity investments and general corporate purposes.

    On February 16, 2000 the Company completed its previously announced acquisition of the HW Group PLC ("HW") whereby the Company acquired all of the outstanding stock of HW in a stock for stock transaction and issued approximately 716,000 shares of TMP common stock. HW is a recruitment consultancy firm based in the UK specializing in the financial and legal markets with a presence in executive, information technology and international recruitment disciplines. HW places both permanent and contract professional staff across a broad range of sectors and clients. This transaction has been accounted for as a pooling of interests. The Company has also consummated other business combinations to be accounted for as poolings of interests in February and March 2000.

    Effective February 29, 2000, a 2-for-1 stock split, in the form of a stock dividend was paid. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information set forth under the caption "Proposal No. 1--Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Part I--Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.4, 10.5, 10.6, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19 are management contracts, compensatory plans or arrangements):

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
           2.1          Scheme Implementation Agreement, dated August 17, 1998,
                        between Morgan & Banks Limited and TMP Worldwide Inc. ***

           2.2          Agreement and Plan of Merger, dated as of March 11, 1999, by and among TMP Worldwide Inc., TMP Florida Acquisition Corp.
                        and LAI Worldwide, Inc.

           3.1          Certificate of Incorporation.**

           3.2          Bylaws.**

           4.1          Form of Common Stock Certificate.**

          10.1          Form of Employee Confidentiality and Non-Solicitation
                        Agreement.**

          10.2          Form of Indemnification Agreement.**

          10.3          1996 Stock Option Plan.**

          10.4          Form of Stock Option Agreement under 1996 Stock Option
                        Plan.**

          10.5          1996 Stock Option Plan for Non-Employee Directors.**

          10.6          Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**

          10.7          Lease, dated as of October 31, 1978, between Telephone
                        Marketing Programs, Inc. and PDC Realty Inc. as agent for
                        MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.**

          10.8          Amendment and Restated Accounts Receivable Management and
                        Security Agreement, dated as of June 27, 1996, between TMP
                        Worldwide, Inc. and BNY Financial Corporation, as amended by
                        Amendment No. 1 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of August 29,
                        1996.**

          10.9          Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directory Advertising,
                        Inc.**

         10.10          Agreement, dated as of March 17, 1998, between TMP Worldwide
                        Inc. and George Eisele, as amended by Amendment 1 to
                        Agreement, dated as of September 5, 1996.**

         10.11          Management Agreement, dated as of January 1, 1996, between
                        Cala Services Inc. and Cala H.R.C. Ltd.**

         10.12          Lease Agreement, dated May 15, 1993, between 12800 Riverside
                        Drive Corporation and TMP Worldwide Inc. as amended by
                        Amendment No. 1 to Lease Agreement, dated June 1, 1993**

         10.13          Indenture, dated April 29, 1988, between International
                        Drive, L.P. and Telephone Marketing Programs, Inc.**

         10.14          Amended and Restated Employment Agreement, dated as of
                        September 11, 1996, between TMP Interactive Inc. and Jeffrey
                        C. Taylor**

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         10.15          Second Amended and Restated Employment Agreement, dated
                        November 2, 1999, by and among TMP Worldwide, Inc., TMP
                        Interactive Inc. and Jeffrey C. Taylor+++++

         10.16          Amendment No. 1 to the Employment Agreement, dated
                        October 21, 1996, between TMP Worldwide Inc. and James J.
                        Treacy.+

         10.17          Amendment No. 2 to Employment Agreement between TMP
                        Worldwide Inc. and James J. Treacy, effective as of October
                        1, 1999.****

         10.18          Amendment No. 1 to Employment Agreement, dated November 15,
                        1998, between TMP Worldwide Inc. and Andrew J. McKelvey.+

         10.19          Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.++++

         10.20          Warrant Agreement, dated October 13, 1993, between TMP
                        Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31 1995.**

         10.21          Form of Option Agreement, dated as of January 1, 1995,
                        relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.**

         10.22          Amendment No. 3 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.*

         10.23          Management Agreement, dated June 1, 1997, between Dir-Ad
                        Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide
                        Ltd.*

         10.24 Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of November 5, 1998, between BNY Financial Corporation and TMP Worldwide Inc.+

         10.25          Amendment No.1 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.*****

         10.26          Amendment No. 2 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.*****

         10.27          Content License and Interactive Marketing Agreement, dated as of December 1, 1999, between America Online, Inc. and TMP
                        Interactive Inc.****

         10.28          Indenture of Lease, dated December 13, 1999, between the 622
                        Building Company LLC and TMP Worldwide Inc.****

            21          Subsidiaries of the Company*

          23.1          Consent of BDO Seidman, LLP.

          23.2          Consent of Arthur Andersen LLP.

          23.3          Consent of Pannell Kerr and Forster

            27          Year Ended Financial Data Schedule Year Ended December 31,
                        1999

    (b) Reports on Form 8-K.

    (i) The Company's Current Report on Form 8-K, dated December 1, 1999, which includes the supplemental consolidated condensed financial statements and the supplemental consolidated financial statements relating to this restatement of the Company's consolidated financial statements as of September 30, 1999 and December 31, 1998 and 1997 and for the nine months ended September 30, 1999 and 1998 and for each of the three years in the period ended December 31, 1998 to reflect the mergers with Highland Search Group L.L.C. on October 21, 1999 and TMC S.r.L. on October 27, 1999, which are being accounted for as poolings of interests.

    (ii) The Company's Current Report on Form 8-K, dated October 21, 1999 relating to the announcement of the acquisition of the Highland Search Group L.L.C.

    (c) Exhibits.

    See (3)(a)above.

------------------------

* Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).

** Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).

*** Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 333-63499)

****Incorporated by reference to Exhibits to the Registration Statement on Form
    S-3 (Registration No. 333-93065)

*****Incorporated by reference to Exhibits to the Registration Statements on Form S-3 (Registration No. 333-82531

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

+++ Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 17, 1999.

++++Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. (Commission File No. 000-21571)

+++++Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended Setpember 30, 1999. (Commission File No 000-21571)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    The audits referred to in our report dated March 7, 2000, relating to the consolidated financial statements of TMP Worldwide Inc. and Subsidiaries, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits. We did not audit the financial statement schedule of LAI Worldwide, Inc. and subsidiaries which was combined with the Company's financial statement schedule. That financial statement schedule was audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LAI Worldwide, Inc., and subsidiaries for 1997 and 1998 is based solely on the report of the other auditor.

    In our opinion, based on our audits and the report of the auditor, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                         /s/ BDO SEIDMAN, LLP
                                                         -------------------------------
                                                         BDO SEIDMAN, LLP

New York, New York
March 7, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To LAI Worldwide, Inc:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of LAI Worldwide, Inc. and have issued our report thereon dated April 7, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule, as it pertains to the 1997 and 1998 data related to LAI Worldwide, Inc., has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 7, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                       COLUMN C--
           COLUMN A               COLUMN B              ADDITIONS               COLUMN D     COLUMN E
           --------             -------------   -------------------------      -----------   ---------
                                                                                              BALANCE
                                 BALANCE AT     CHARGED TO    CHARGED TO                        AT
                                BEGINNING OF     COSTS AND       OTHER                        END OF
         DESCRIPTIONS              PERIOD        EXPENSES      ACCOUNTS        DEDUCTIONS     PERIOD
         ------------           -------------   -----------   -----------      -----------   ---------
Allowance for doubtful
  accounts
  Year ended December 31,
    1997......................     $ 9,653        $ 4,047       $ 3,326(1)       $ 3,117      $13,909
  Year ended December 31,
    1998......................     $13,909        $ 6,139       $ 1,780(1)       $ 3,942      $17,886
  Year ended December 31,
    1999......................     $17,886        $13,966       $   283(1)       $ 7,820      $24,315

Accrued integration and
  restructuring costs
  Year ended December 31,
    1997......................     $    --        $    --       $17,663          $   862      $16,801
  Year ended December 31,
    1998......................     $16,801        $ 3,543       $10,020          $13,617      $16,747
  Year ended December 31,
    1999......................     $16,747        $38,401       $ 3,381          $37,076      $21,453

------------------------

(1) Initial reserves of companies acquired in purchase business combinations.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       TMP WORLDWIDE INC.

                                                       By:            /s/ ANDREW J. MCKELVEY
                                                            -----------------------------------------
                                                                        Andrew J. McKelvey
                                                                  CHAIRMAN OF THE BOARD AND CEO

March 29, 2000

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ ANDREW J. MCKELVEY                  Chairman of the Board, CEO and
     -------------------------------------------         Director (principal           March 29, 2000
                 Andrew J. McKelvey                      executive officer)

                 /s/ JAMES J. TREACY                   Executive Vice President,
     -------------------------------------------         Chief Operating Officer and   March 29, 2000
                   James J. Treacy                       Director

                  /s/ BART CATALANE                    Chief Financial Officer
     -------------------------------------------         (principal financial and      March 29, 2000
                    Bart Catalane                        accounting officer)

                /s/ GEORGE R. EISELE
     -------------------------------------------       Director                        March 29, 2000
                  George R. Eisele

                   /s/ RON KRAMER
     -------------------------------------------       Director                        March 29, 2000
                     Ron Kramer

                 /s/ MICHAEL KAUFMAN
     -------------------------------------------       Director                        March 29, 2000
                   Michael Kaufman

                   /s/ JOHN SWANN
     -------------------------------------------       Director                        March 29, 2000
                     John Swann