Form 10-Q
period 2000-03-31
TMP WORLDWIDE INC
filed 2000-05-15
CIK 1020416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

                 |X| Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

                        |_| Transition Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         for the Transition Period from
                               _______ to _______.

                             -----------------------

                        Commission File Number: 000-21571

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

      Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                      Class                          Outstanding on May 10, 2000
                      -----                          ---------------------------
            Common Stock...............................      89,848,920
            Class B Common Stock.......................       4,762,000

================================================================================

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets --
               March 31, 2000 and December 31, 1999.......................     2

           Consolidated Condensed Statements of Income (Loss) --
               Three Months Ended March 31, 2000 and 1999.................     3

           Consolidated Condensed Statements of Comprehensive Income
               (Loss) -- Three Months Ended March 31, 2000 and 1999.......     4

           Consolidated Condensed Statement of Stockholders' Equity --
               Three Months Ended March 31, 2000..........................     5

           Consolidated Condensed Statements of Cash Flows --
               Three Months Ended March 31, 2000 and 1999.................     6

           Notes to Consolidated Condensed Financial Statements...........  7-14

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................... 15-21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ....    21

PART II    OTHER INFORMATION

Item 2(c). Changes in Securities and Use of Proceeds......................    22

Item 6.    Exhibits and Reports on Form 8-K...............................    22

           Signature......................................................    23

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                          March 31,       December 31,
                                                                                            2000             1999
                                                                                        -----------       -----------
                                     ASSETS

Current assets:
     Cash and cash equivalents ...................................................      $   515,743       $    55,005
     Accounts receivable, net ....................................................          485,550           435,363
     Work-in-process .............................................................           23,321            25,631
     Prepaid and other ...........................................................           79,056            59,176
                                                                                        -----------       -----------
          Total current assets ...................................................        1,103,670           575,175
Property and equipment, net ......................................................           83,789            77,850
Intangibles, net .................................................................          297,030           267,436
Other assets .....................................................................           37,186            47,573
                                                                                        -----------       -----------
                                                                                        $ 1,521,675       $   968,034
                                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...........................................................      $   270,620       $   352,524
      Accrued expenses and other liabilities .....................................          197,241           124,375
      Accrued integration and restructuring costs ................................           25,237            21,453
      Deferred commissions & fees ................................................           84,678            71,736
      Current portion of long term debt ..........................................            8,751            11,038
                                                                                        -----------       -----------
          Total current liabilities ..............................................          586,527           581,126
Long term debt, less current portion .............................................           19,956            71,162
Other long-term liabilities ......................................................           27,297            29,962
                                                                                        -----------       -----------
          Total liabilities ......................................................          633,780           682,250
                                                                                        -----------       -----------
Minority interests ...............................................................               52                 9
                                                                                        -----------       -----------
Stockholders' equity:
      Preferred stock, $.001 par value, authorized 800,000 shares;
            issued and outstanding: none .........................................               --                --
      Common stock, $.001 par value, authorized 200,000,000 shares;
            issued and outstanding: 87,396,356 and 78,320,777
            shares, respectively .................................................               87                78
      Class B common stock, $.001 par value, authorized 39,000,000 shares;
            issued and outstanding: 4,762,000 ....................................                5                 5
      Additional paid-in capital .................................................          965,437           332,682
      Other comprehensive loss ...................................................          (39,084)           (5,068)
      Deficit ....................................................................          (38,602)          (41,922)
                                                                                        -----------       -----------
Total stockholders' equity .......................................................          887,843           285,775
                                                                                        -----------       -----------
                                                                                        $ 1,521,675       $   968,034
                                                                                        ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                        2000                 1999
                                                                                                     ---------            ---------
Commissions & fees .......................................................................           $ 244,003            $ 182,059
                                                                                                     ---------            ---------

Operating expenses:
     Salaries & related ..................................................................             136,469              109,059
     Office & general ....................................................................              55,027               51,085
     Marketing & promotion ...............................................................              28,286                9,884
     Merger & integration ................................................................               8,674                4,687
     Restructuring .......................................................................                  --                2,789
     Amortization of intangibles .........................................................               3,351                2,828
                                                                                                     ---------            ---------
         Total operating expenses ........................................................             231,807              180,332
                                                                                                     ---------            ---------
         Operating income ................................................................              12,196                1,727
                                                                                                     ---------            ---------
Other income (expense):
     Interest income (expense) net .......................................................               2,794               (2,560)
     Other, net ..........................................................................                 (87)                 290
                                                                                                     ---------            ---------
         Total other income (expense), net ...............................................               2,707               (2,270)
                                                                                                     ---------            ---------
Income (loss) before provision (benefit) for income taxes, minority
         interests and equity in losses of affiliates ....................................              14,903                 (543)
Provision (benefit) for income taxes .....................................................               7,598                 (696)
                                                                                                     ---------            ---------
Income before minority interests and equity in losses of affiliates ......................               7,305                  153
Minority interests .......................................................................                 (81)                  99
Equity in losses of affiliates ...........................................................                  --                 (100)
                                                                                                     ---------            ---------
Net income (loss) applicable to common and Class B common stockholders ...................           $   7,386            $     (46)
                                                                                                     =========            =========

Net income per common and Class B common share:
         Basic ...........................................................................           $    0.08            $      --
         Diluted .........................................................................           $    0.08            $      --
Weighted average shares outstanding:
         Basic ...........................................................................              89,282               80,350
         Diluted .........................................................................              96,882               80,350

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000             1999
                                                      --------         --------
Net income (loss) ..................................  $  7,386         $    (46)
Foreign currency translation adjustment ............   (34,016)           2,154
                                                      --------         --------
Comprehensive income (loss) ........................  $(26,630)        $  2,108
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

                                                                                     Class B                            Other
                                                         Common Stock,             Common Stock,        Additional      Compre-
                                                        $.001 par value           $.001 par value         Paid-in       hensive
                                                      Shares        Amount       Shares      Amount       Capital        Loss
                                                    ----------   ----------    ---------   ----------   ----------   ----------
Balance, December 31, 1999
  (as reported on Form 10-K) ....................   76,621,654   $       77    4,762,000   $        5   $  329,003   $   (5,068)
Effect of First Quarter 2000
  Mergers (see Note 3) ..........................    1,699,123            1           --           --        3,679           --
                                                    ----------   ----------    ---------   ----------   ----------   ----------
Balance, December 31, 1999
  (restated) ....................................   78,320,777           78    4,762,000            5      332,682       (5,068)
Issuance of common stock in connection with
  January 27, 2000 offering .....................    8,000,000            8           --           --      594,230           --
Issuance of common stock in connection with
  the exercise of options .......................      739,633            1           --           --       12,009           --
Tax benefit from the exercise of
  stock options .................................           --           --           --           --        5,443           --
Issuance of common stock in connection with
  acquisitions ..................................      320,512           --           --           --       19,977           --
Issuance of common stock for matching
  contribution to 401(k) plan ...................       15,434           --           --           --        1,096           --
Foreign currency translation
  adjustment ....................................           --           --           --           --           --      (34,016)
Dividends declared by pooled
  companies .....................................           --           --           --           --           --           --

Net income ......................................           --           --           --           --           --           --
                                                    ----------   ----------    ---------   ----------   ----------   ----------

Balance, March 31, 2000 .........................   87,396,356   $       87    4,762,000   $        5   $  965,437   $  (39,084)
                                                    ==========   ==========    =========   ==========   ==========   ==========

                                                                     Total
                                                                  Stockholders'
                                                        Deficit      Equity
                                                    ----------    ----------
Balance, December 31, 1999
  (as reported on Form 10-K) ....................   $  (43,502)   $  280,515
Effect of First Quarter 2000
  Mergers (see Note 3) ..........................        1,580         5,260
                                                    ----------    ----------
Balance, December 31, 1999
  (restated) ....................................      (41,922)      285,775
Issuance of common stock in connection with
  January 27, 2000 offering .....................           --       594,238
Issuance of common stock in connection with
  the exercise of options .......................           --        12,010
Tax benefit from the exercise of
  stock options .................................           --         5,443
Issuance of common stock in connection with
  acquisitions ..................................           --        19,977
Issuance of common stock for matching
  contribution to 401(k) plan ...................           --         1,096
Foreign currency translation
  adjustment ....................................           --       (34,016)
Dividends declared by pooled
  companies .....................................       (4,066)       (4,066)

Net income ......................................        7,386         7,386
                                                    ----------    ----------

Balance, March 31, 2000 .........................   $  (38,602)   $  887,843
                                                    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                       ----------------------------
                                                                                                          2000               1999
                                                                                                       ---------          ---------
Cash flows from operating activities:
     Net income (loss) .......................................................................         $   7,386          $     (46)
                                                                                                       ---------          ---------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization .......................................................            13,556             10,008
         Provision for doubtful accounts .....................................................             3,756              1,353
         Common stock issued for matching contribution to 401(k) plan ........................             1,096                902
         (Gain) loss on disposal & write-down of fixed assets ................................               (26)             1,060
         Provision for deferred income taxes .................................................             3,003             (1,887)
         Minority interests and other ........................................................               (81)               285
         Effect of pooled companies included in more than one period .........................              (285)            (4,881)
      Changes in assets and liabilities, net of effects of purchases of businesses:
         Increase in accounts receivable, net ................................................           (55,845)           (21,824)
         (Increase) decrease in work-in-process, prepaid and other ...........................           (11,647)             3,355
         Increase in deferred commissions & fees .............................................            12,942              2,513
         Decrease in accounts payable and accrued liabilities ................................           (28,544)            (4,020)
                                                                                                       ---------          ---------
              Total adjustments ..............................................................           (62,075)           (13,136)
                                                                                                       ---------          ---------
              Net cash used in operating activities ..........................................           (54,689)           (13,182)
                                                                                                       ---------          ---------
Cash flows from investing activities:
         Capital expenditures ................................................................           (17,537)            (9,870)
         Payments for purchases of businesses, net of cash acquired ..........................           (12,078)           (12,030)
                                                                                                       ---------          ---------
               Net cash used in investing activities .........................................           (29,615)           (21,900)
                                                                                                       ---------          ---------
Cash flows from financing activities:
         Borrowings under line of credit and proceeds from issuance of debt ..................           111,626            306,647
         Repayments under line of credit and principal payments on debt ......................          (166,233)          (296,219)
         Net proceeds from issuance of common stock ..........................................           594,238                 --
         Cash received from the exercise of employee stock options ...........................            12,010              5,855
         Dividends paid by pooled entities ...................................................            (4,066)            (3,064)
         Payments on capitalized leases ......................................................            (1,070)            (1,090)
                                                                                                       ---------          ---------
              Net cash provided by financing activities ......................................           546,505             12,129
                                                                                                       ---------          ---------
Effect of exchange rate changes on cash ......................................................            (1,463)               670
                                                                                                       ---------          ---------
Net increase (decrease) in cash and cash equivalents .........................................           460,738            (22,283)

Cash and cash equivalents, beginning of period ...............................................            55,005             78,367
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $ 515,743          $  56,084
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

      These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

      During the period of January 1, 2000 through March 31, 2000, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 1,699,123 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "First Quarter 2000 Mergers"):

                                        Nature of                                                    Number of
         Entity                        Operations                      Acquisition Date          TMP Shares Issued
         ------                        ----------                      ----------------          -----------------
      HW Group PLC              Search & Selection                     February 16, 2000              715,769
      Microsurf, Inc.           Directional Marketing\Relocation       February 16, 2000              684,462
      Burlington Wells, Inc.    Search & Selection                     February 29, 2000               52,190
      Illsley Bourbonnais       Search & Selection                     March 1, 2000                  246,702

      Accordingly, the consolidated condensed financial statements included herein as of December 31, 1999 and for the 1999 period have been retroactively restated to reflect the First Quarter 2000 Mergers as if the combining companies had been consolidated for all periods presented. As a result, the financial position, and statements of income (loss), comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflect the accounts of TMP as if the additional common stock issued in connection with these mergers had been issued for all periods presented. Furthermore, the results of Illsley Bourbonnais for the month ended January 31, 2000 are included in both the consolidated statement of stockholders' equity for the year ended December 31, 1999 and the consolidated statement of operations for the three months ended March 31, 2000. Therefore the following amounts have been included in both periods: (a) commissions & fees of $1,019 and (b) net income of $285.

      Furthermore, for the period April 1, 1999 through March 31, 2000 the Company completed 22 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION (continued)

      Amounts charged to clients for Temporary Contracting services are reported net of the costs paid to the temporary contractor. The details for such amounts are:

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2000            1999
                                                                 -------         -------
Temporary Contracting revenue .................................  $98,361         $87,755
Temporary Contracting costs ...................................   78,627          71,737
                                                                 -------         -------
Temporary Contracting, billings and commissions & fees ........  $19,734         $16,018
                                                                 =======         =======

      On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post-split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $85 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

      Basic earnings per share assumes no dilution, and is computed by dividing income available to common and Class B common shareholders by the weighted average number of common and Class B common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants, and contingent shares, based on the treasury method of computing such effects.

      A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2000          1999
                                                    ------        ------
                                                       (in thousands)
Basic ..........................................    89,282        80,350
Effect of assumed conversion of options ........     7,600             *
                                                    ------        ------
Diluted ........................................    96,882        80,350
                                                    ======        ======

* Effect would be antidilutive.

NOTE 2-NATURE OF BUSINESS AND CREDIT RISK

      The Company operates in five business segments: Interactive, Recruitment Advertising, Search & Selection, Temporary Contracting and Directional Marketing, which has primarily been Yellow Pages Advertising but now also includes full service interactive advertising and marketing technology services through IN2 and interactive relocation services. The Company's commissions and fees are earned from the following activities: (a) advertisements placed on its career and other websites, (b) resume and other database access, (c) executive and mid-level search and selection services, (d) temporary contracting services,
(e) selling and placing recruitment advertising and related services, (f) resume screening services and (g) selling and placing Yellow Page Advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia and New Zealand).

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3-BUSINESS COMBINATIONS

Acquisitions Accounted for using the Pooling of Interests Method

      During the period of January 1, 2000 through March 31, 2000, the Company completed the following mergers which provided for the exchange of all of the outstanding stock of each entity for a total of 1,699,123 shares of TMP common stock and which were accounted for as poolings of interests. The effect on the various components of stockholders' equity at December 31, 1999 are as follows:

                                                                Common Stock,
                                        Region                 $.001 par value           Additional     Retained           Total
                                          Of                   ---------------            Paid-In       Earnings       Stockholders'
       Entity                         Operations            Shares          Amount        Capital       (Deficit)         Equity
       ------                         ----------            ------          ------        -------       ---------         ------
HW Group PLC                         United Kingdom         715,769           $1           $3,676         $ (217)         $3,460
Microsurf, Inc.                      North America          684,462           --               --         (1,180)         (1,180)
Burlington Wells, Inc.               North America           52,190           --                3            103             106
Illsley Bourbonnais                  North America          246,702           --               --          2,874           2,874
                                                          ---------          ---           ------         ------          ------
   Total at December 31, 1999                             1,699,123           $1           $3,679         $1,580          $5,260
                                                          =========          ===           ======         ======          ======

      Commissions and fees, net income (loss) applicable to common and Class B common stockholders and net income (loss) per common and Class B common share of the combining companies are as follows:

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                            March 31, 1999
                                                                                            --------------
Commissions and fees

TMP, as previously reported on Form 10-K for the year ended December 31, 1999 ..............   $ 169,006
HW Group PLC ...............................................................................      11,076
Microsurf, Inc. ............................................................................         926
Burlington Wells, Inc. .....................................................................         164
Illsley Bourbonnais ........................................................................         887
                                                                                               ---------
TMP, as restated ...........................................................................   $ 182,059
                                                                                               =========

Net income (loss) applicable to common and Class B common stockholders

TMP, as previously reported on Form 10-K, for the year ended December 31, 1999 .............   $  (2,319)
HW Group PLC ...............................................................................       1,894
Microsurf, Inc. ............................................................................          (4)
Burlington Wells, Inc. .....................................................................         103
Illsley Bourbonnais ........................................................................         280
                                                                                               ---------
TMP, as restated ...........................................................................   $     (46)
                                                                                               =========

Net income (loss) per common and Class B common share

TMP, as previously reported on Form 10-K, for the year ended December 31, 1999
   Basic ...................................................................................   $   (0.03)
   Diluted .................................................................................   $   (0.03)
Restated:
   Basic ...................................................................................   $      --
   Diluted .................................................................................   $      --

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3-BUSINESS COMBINATIONS (continued)

Merger & Integration Costs Incurred with Pooling of Interests Transactions

      Merger and integration costs are expenses incurred in connection with business combinations accounted for under the pooling of interests method of accounting. In general, merger costs are comprised of transaction costs (such as advisory, legal and accounting fees, printing costs and costs incurred for the subsequent registration of shares in connection with the transactions) and stay bonuses. Integration costs are those associated with the elimination of redundant facilities and personnel, integration of the operations of the pooled entities and acceleration of benefits and separation pay in accordance with pre-existing contractual change in control provisions.

      In connection with pooling of interests transactions completed prior to March 31, 2000, the Company expensed merger and integration costs of $8,674. Of this amount $3,607 is for merger costs and $5,067 is for integration costs. The merger costs for the period ended March 31, 2000 consist of (a) $2,323 of non-cash employee stay bonuses and (b) $1,284 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The $5,067 of integration costs consist of: (a) $2,544 for assumed obligations of closed facilities, (b) $2,871 for consolidation of acquired facilities and (c) $121 for severance, relocation and other employee costs, partially offset by a $469 recovery of a reserve for receivables. See schedule of Accrued Integration and Restructuring Costs in the section below.

Acquisitions Accounted for using the Purchase Method

      In addition to the pooling of interests transactions discussed above, in the three month period ended March 31, 2000, the Company completed four acquisitions using the purchase method of accounting, two Search & Selection firms and two Recruitment Advertising firms. The total amount of cash paid for these acquisitions was approximately $14.4 million. In addition, the Company issued 247,098 shares of common stock in connection with certain of the above mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

      The summarized unaudited pro forma results of operations set forth below for the three month periods ended March 31, 2000 and 1999 and the year ended December 31, 1999 assume the acquisitions in 2000 and 1999 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                        Three Months Ended          Year Ended
                                                                        ------------------          ----------
                                                                             March 31,             December 31,
                                                                             ---------             ------------
                                                                         2000         1999             1999
                                                                         ----         ----             ----
Commissions & fees ...............................................     $244,981     $193,934         $856,329

Net income (loss) applicable to common and Class
   B common stockholders .........................................     $  7,495     $    637         $ (4,708)

Net income (loss) per common and Class B common share:
   Basic .........................................................     $   0.08     $     --         $  (0.06)
   Diluted .......................................................     $   0.08     $     --         $  (0.06)

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

NOTE 3-BUSINESS COMBINATIONS (continued)

Accrued Integration and Restructuring Costs

      In connection with its acquisitions, the Company formulated plans to integrate the operations of the acquired companies. Such plans involve the closure of certain offices of such companies and the elimination of redundant management and employees. The objectives of the plans are to take advantage of the Company's existing operating infrastructure and efficiencies or to develop efficiencies from the infrastructure of the acquired companies, and to create a single brand in the related markets in which the Company operates.

      In connection with such plans, in the three months ended March 31, 2000, the Company (i) expensed, as part of merger and integration expenses, $5,067, for companies acquired in transactions accounted for as poolings of interests
(b) and (ii) increased goodwill by $1,078 for companies acquired in transactions accounted for under the purchase method. In addition, in 1999 LAI formulated plans to close its London, England and Hong Kong offices. In connection with these office closings, LAI charged earnings for the quarter ended March 31, 1999 for $2,789 and established restructuring reserves. These costs and liabilities include:

                                                                                  Additions          Deductions
                                                                                  ---------          ----------
                                                                                                  Applied
                                                                 Balance                          against                Balance
                                                               December 31, Charged to            related               March 31,
                                                                   1999      goodwill   Expensed    asset   Payments      2000
                                                                   ----      --------   --------    -----   --------      ----
Assumed obligations on closed leased facilities ..............   $ 9,564      $    --   $ 2,544    $    --   $(1,408)   $10,700(a)
Consolidation of acquired facilities .........................     8,715          141     2,871         --      (927)    10,800(b)
Contracted lease payments exceeding current market costs .....       562           --        --         --       (33)       529(c)
Severance, relocation and other employee costs ...............       954          937       121         --      (462)     1,550(d)
Provision for uncollectible receivables ......................        --           --      (469)       469        --         --
Pension obligations ..........................................     1,658           --        --         --        --      1,658(e)
                                                                 -------      -------   -------    -------   -------    -------
Total ........................................................   $21,453      $ 1,078   $ 5,067    $   469   $(2,830)   $25,237
                                                                 =======      =======   =======    =======   =======    =======

(a) Accrued liabilities for surplus property in the amount of $10,700 as of March 31, 2000 relate to leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2000 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $10,800 as of March 31, 2000 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $529 as of March 31, 2000 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated employee severance and relocation expenses and other employee costs in the amount of $1,550 as of March 31, 2000 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of March 31, 2000, the accrual related to senior management, sales, service and administrative personnel. During the quarter ended March 31, 2000, payments of $462 were made for severance and charged against the reserve.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 3-BUSINESS COMBINATIONS (continued)

(e) Pension obligations in the amount of $1,658 were assumed in connection with the acquisition of Austin Knight.

      The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

NOTE 4-SEGMENT AND GEOGRAPHIC DATA

      The Company is engaged in five lines of business based primarily on the reporting of senior management to the Chief Operating Officer: Interactive, Recruitment Advertising, Search & Selection, Temporary Contracting and Directional Marketing (which primarily includes Yellow Page Advertising, but also includes full service interactive advertising services provided by IN2 and interactive relocation services). Operations are conducted in several geographic regions: North America, the Asia/Pacific Region (primarily Australia and New Zealand), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the three months ended March 31, 2000 and 1999.

                                                                          Recruitment   Search &   Temporary   Directional
Information by business segment                              Interactive  Advertising  Selection  Contracting   Marketing    Total
-------------------------------                              -----------  -----------  ---------  -----------   ---------    -----

For the three months ended
March 31, 2000
Commissions & fees
        Traditional sources ...............................    $     --    $ 45,714    $ 86,846     $ 19,734    $ 23,300    $175,594
        Interactive .......................................      56,359       5,782       2,177          291       3,800      68,409
                                                               --------    --------    --------     --------    --------    --------
Commissions & fees ........................................      56,359      51,496      89,023       20,025      27,100     244,003
                                                               --------    --------    --------     --------    --------    --------

Operating expenses:
        Salaries & related, office & general,
        marketing & promotion, and overhead ...............          --      39,650      86,828       17,982      17,820     162,280
        Interactive (a) ...................................      47,074       4,816       1,742           78       3,792      57,502
        Merger & integration ..............................          --         143       7,823          449         259       8,674
        Amortization of intangibles .......................          60       1,277         904           26       1,084       3,351
                                                               --------    --------    --------     --------    --------    --------
Total operating expenses ..................................      47,134      45,886      97,297       18,535      22,955     231,807
                                                               --------    --------    --------     --------    --------    --------

Operating income (loss):
        Traditional sources ...............................          --       4,644      (8,709)       1,277       4,137       1,349
        Interactive .......................................       9,225         966         435          213           8      10,847
                                                               --------    --------    --------     --------    --------    --------
Operating income (loss) ...................................    $  9,225    $  5,610    $ (8,274)    $  1,490    $  4,145      12,196
                                                               ========    ========    ========     ========    ========    ========

Total other income, net....................................           *           *           *            *           *       2,707
                                                                                                                            --------
Income before provision for income taxes, minority
interests and equity in losses of affiliates...............           *           *           *            *           *    $ 14,903
                                                                                                                            ========

----------
(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.
*     Not allocated.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 4-SEGMENT AND GEOGRAPHIC DATA (continued)

                                                                         Recruitment   Search &   Temporary   Directional
Information by business segment                             Interactive  Advertising  Selection  Contracting   Marketing    Total
-------------------------------                             -----------  -----------  ---------  -----------   ---------    -----

For the three months ended
March 31, 1999
Net commissions & fees
        Traditional sources ..............................   $     --     $ 45,639    $ 75,143     $ 16,018    $ 23,795    $160,595
        Interactive ......................................     15,709        2,826         830          492       1,607      21,464
                                                             --------     --------    --------     --------    --------    --------
Net commissions & fees ...................................     15,709       48,465      75,973       16,510      25,402     182,059
                                                             --------     --------    --------     --------    --------    --------

Operating expenses:
        Salaries & related, office & general,
        marketing & promotion, and overhead ..............         --       38,063      80,536       13,843      16,205     148,647
        Interactive (a) ..................................     17,221        1,623         908          165       1,464      21,381
        Merger & integration .............................         --           79       4,608           --          --       4,687
        Restructuring ....................................         --           --       2,789           --          --       2,789
        Amortization of intangibles ......................         58        1,693         415           26         636       2,828
                                                             --------     --------    --------     --------    --------    --------
Total operating expenses .................................     17,279       41,458      89,256       14,034      18,305     180,332
                                                             --------     --------    --------     --------    --------    --------

Operating income (loss):
        Traditional sources ..............................         --        5,804     (13,205)       2,149       6,954       1,702
        Interactive ......................................     (1,570)       1,203         (78)         327         143          25
                                                             --------     --------    --------     --------    --------    --------
Operating income (loss) ..................................   $ (1,570)    $  7,007    $(13,283)    $  2,476    $  7,097       1,727
                                                             ========     ========    ========     ========    ========    ========

Total other expense, net..................................          *            *           *            *           *      (2,270)
                                                                                                                           --------
Loss before provision for income taxes, minority
interests and equity in losses of affiliates..............          *            *           *            *           *    $   (543)
                                                                                                                           ========

----------
(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.
*     Not allocated.

                                                                           Asia/          United         Continental
Information by geographic region                      North America       Pacific         Kingdom          Europe            Total
--------------------------------                      -------------       -------         -------          ------            -----
March 31, 2000
     Total commissions & fees ...................       $ 134,323        $  42,601       $  36,773        $  30,306       $ 244,003
     Income (loss) before income taxes,
          minority interests and equity
          in losses of affiliates ...............       $  12,694        $   3,458       $  (4,971)       $   3,722       $  14,903

March 31, 1999
     Total commissions & fees ...................       $  93,858        $  35,743       $  32,270        $  20,188       $ 182,059
     Income (loss) before income taxes,
          minority interests and equity
          in losses of affiliates ...............       $ (13,525)       $   3,172       $   4,941        $   4,869       $    (543)

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
               (in thousands, except share and per share amounts)
                                   (unaudited)

NOTE 5-SUBSEQUENT EVENTS

      From April 1, 2000 through May 12, 2000, the Company entered into merger agreements by which it acquired all of the outstanding shares of three companies which are being accounted for as poolings of interests. These companies were paid for with 2,024,214 shares of TMP common stock and approximately $726 was paid to certain dissenting shareholders who chose to receive cash in lieu of shares. Furthermore, 94,885 shares of TMP common stock are being reserved for options which have been converted from outstanding options to purchase one of the company's common stock. One of the companies is engaged in recruitment advertising business, one is a mid-market selection business specializing in the recruitment of information technology/telecommunications and engineering professionals and the third company is a comprehensive provider of interactive relocation information, services and analytical tools.

      Additionally, during May 2000, the Company entered into an agreement whereby it acquired all of the outstanding shares of a mid-market selection firm located in the Netherlands. This transaction was completed using the purchase method of accounting, with the total purchase price of $5.1 million paid with 51,906 shares and approximately $1.5 million in cash.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) we may not be able to manage our growth, (ii) our success depends on the value of our brands, particularly Monster.com(SM), (iii) the acceptance and effectiveness of Internet advertising is unproven, (iv) we face risks relating to developing technology, including the Internet, (v) we depend on traditional media, (vi) we are vulnerable to intellectual property infringement claims brought against us by others, (vii) the potential impact of third-party litigation on our agreement with AOL, (viii) computer viruses may cause our systems to incur delays or interruptions, (ix) Internet users may not accept our Internet content, (x) we face risks associated with our acquisition strategy, (xi) our markets are highly competitive, (xii) our operating results fluctuate from quarter to quarter,
(xiii) the effect of global economic fluctuations, (xiv) we depend on our consultants, (xv) our consultants may depart with existing executive search clients, (xvi) we face risks maintaining our professional reputation and brand name, (xvii) we face restrictions imposed by off-limits arrangements, (xviii) we face risks relating to our foreign operations, (xix) we depend on our key personnel, (xx) we are controlled by a principal stockholder, (xxi) the effects of anti-takeover provisions could inhibit our acquisition, (xxii) there may be volatility in our stock price, (xxiii) we face risks associated with government regulation and (xxiv) we have never paid dividends.

Overview

      TMP Worldwide Inc. ("TMP" or the "Company"), through its flagship Interactive product, Monster.com(SM) (www.monster.com), is the on-line recruitment leader. TMP is also the world's largest Recruitment Advertising agency network, one of the world's largest Search & Selection agencies, the world's largest Yellow Pages Advertising agency, a provider of full service interactive advertising and interactive marketing technology services, and a provider of online relocation services.

      Our Interactive growth is attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster.com(SM) is the leading global career portal on the Web with over 15.2 million unique visits per month as of March 2000 per Nielson I/Pro. The Monster.com(SM) global network consists of local language and content sites in the United States, United Kingdom, Australia, Canada (French and English), the Netherlands, Belgium, New Zealand, France, Singapore and Hong Kong.

      A substantial part of our growth in Recruitment Advertising, Search & Selection and Yellow Page Advertising has been achieved through acquisitions. For the period January 1, 1997 through March 31, 2000, we completed 79 acquisitions, including eight completed during the three months ended March 31, 2000. Of the acquisitions completed during 2000, four are being accounted for as poolings of interests (the "First Quarter 2000 Pooled Companies"). Approximately
1.7 million shares of our common stock were issued in exchange for all of the outstanding common stock of the First Quarter 2000 Pooled Companies (the "First Quarter 2000 Mergers"). Accordingly, the consolidated financial statements for the 1999 period included herein have been retroactively restated as if the First Quarter 2000 Pooled Companies had been consolidated for all periods presented. In addition, for the period January 1, through March 31, 2000, we completed four acquisitions which were accounted for using the purchase method, with estimated annual gross billings of approximately $44.4 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

      Gross billings refer to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services. In addition, Search & Selection fees and fees for related services, and net fees from temporary contracting services are also part of gross billings. Gross billings for Recruitment Advertising and Yellow Page Advertising are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees earned because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services; such amounts are also included in gross billings. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Yellow Page Advertising clients require payment to us prior to the date payment is due to the publishers. The payment terms with Recruitment Advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

      Commissions and fees related to our Interactive business are derived from:

      o job postings and access to the resume database and related services delivered via the Internet, primarily our own Web site, Monster.com(SM);

      o searches for permanent and temporary employees, at the executive and professional levels, and related services conducted through the Internet;

      o Internet advertising services provided to our Yellow Page Advertising clients;

      o the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites and

      o     online relocation services.

      For Recruitment Advertising placements in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, resume screening, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our Recruitment Advertising commissions and fees, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

      Search & Selection offers an advanced and comprehensive range of services aimed at identifying the appropriate professional or executive from mid-level to CEO for our clients. Executive search identifies senior executives who typically earn in excess of $250,000 annually, while selection identifies mid-level professionals or executives, who typically earn between $75,000 and $150,000, annually. Our specialized Search & Selection services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure. We believe that our Search & Selection services are helping to broaden the universe of both job seekers and employers who utilize Monster.com(SM). Through the use of Monster.com(SM), Recruitment Advertising and Search & Selection, we believe that we can accommodate all of our clients' employee recruitment needs.

      We design and execute Yellow Page Advertising, receiving an effective commission rate from directory publishers which historically approximated 20% of Yellow Page Advertising gross billings. However, due to reductions in commission rates by the publishers and higher discounts granted to us by clients, the rate has declined and for 1999 was approximately 19% and is expected to decline to approximately 17% to 18% by the middle of 2000. In general, publishers consider orders renewed unless actively canceled. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. No such amounts were reported in the fourth quarter of 1999.

      Interactive commissions and fees were $68.4 million for the quarter ended March 31, 2000, an increase of $46.9 million over the first quarter of 1999 which had commissions and fees of $21.5 million. This growth reflects an increase in the acceptance of our Interactive products and services by existing and new clients and the effect of increased sales and marketing activities. TMP's Internet operations also reported an operating profit of $10.8 million for the first quarter ended March 31, 2000, representing an operating margin of 15.9%. Search & Selection commissions and fees increased 15.6% to $86.8 million for the first quarter ended March 31, 2000 compared to $75.1 million for the same prior year period, reflecting continued strong demand for permanent professional employees worldwide, particularly in mid-level management positions (annual salaries ranging from $75,000 to $150,000). In addition, Temporary Contracting commissions and fees increased 23.2% to $19.7 million for the first quarter of 2000 versus $16.0 million for the same period last year, reflecting the resumption of strong demand for temporary staffing in Australia, particularly in the information technology sector. Recruitment Advertising commissions and fees were flat at $45.7 million for the quarter ended March 31, 2000 versus $45.6 million for the first quarter of 1999, resulting from only modest growth in traditional media billings, a 2.3% increase, which reflects increased hiring needs, offset by a reduced level of higher margin collateral services for the quarter. Yellow Page Advertising billings increased 11.0% to $133.2 million for the quarter ended March 31, 2000. However, commissions and fees decreased 2.1% to $23.3 million for the first quarter of 2000 compared to $23.8 million for the prior year period, reflecting substantially reduced commissions paid by publishers and the effects of higher discounts paid to certain large clients. Total commissions and fees as a percent of related billings for the first quarter ended March 31, 2000 were 45.7% as compared to 40.8% for the prior year period. The higher percentage reflects increased sales volume for Interactive and Search & Selection, where the Company retains greater portions of the amounts billed.

      Based on our consolidated results for the periods ended March 31, 2000 and 1999, 47%, and 50%, respectively, of our consolidated commissions & fees were attributable to clients outside the U.S.

Results of Operations

      The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                 (dollars in thousands)
GROSS BILLINGS:
Interactive(1) .........................................................       $  78,019        $  24,017
Recruitment Advertising ................................................         214,746          210,002
Search & Selection .....................................................          88,316           76,384
Temporary Contracting(2) ...............................................          19,734           16,018
Yellow Page Advertising ................................................         133,175          120,011
                                                                               ---------        ---------
Total ..................................................................       $ 533,990        $ 446,432
                                                                               =========        =========

COMMISSIONS AND FEES:
Interactive(1) .........................................................       $  68,409        $  21,464
Recruitment Advertising ................................................          45,714           45,639
Search & Selection .....................................................          86,846           75,143
Temporary Contracting(2) ...............................................          19,734           16,018
Yellow Page Advertising ................................................          23,300           23,795
                                                                               ---------        ---------
Total ..................................................................       $ 244,003        $ 182,059
                                                                               =========        =========

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS
Interactive(1) .........................................................            87.7%            89.4%
Recruitment Advertising ................................................            21.3%            21.7%
Search & Selection .....................................................            98.3%            98.4%
Temporary Contracting(2) ...............................................           100.0%           100.0%
Yellow Page Advertising ................................................            17.5%            19.8%
Total commissions and fees .............................................            45.7%            40.8%
EBITDA(3) ..............................................................       $  25,746        $  11,826

Cash used in operating activities ......................................       $ (54,689)       $ (13,182)
Cash used in investing activities ......................................       $ (29,615)       $ (21,900)
Cash provided by financing activities ..................................       $ 546,505        $  12,129
Effect of exchange rate changes on cash ................................       $  (1,463)       $     670

----------
(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet and employment searches and temporary contracting services sourced through the Internet.

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

                                            Three Months Ended March 31,
                                            ----------------------------
                                               2000             1999
                                               ----             ----
                                                   (in thousands)

Net income (loss) .....................     $  7,386         $    (46)
Interest (income) expense, net ........       (2,794)           2,560
Income tax expense (benefit) ..........        7,598             (696)
Depreciation & amortization ...........       13,556           10,008
                                            --------         --------
EBITDA ................................     $ 25,746         $ 11,826
                                            ========         ========

Three months ended March 31, 2000 compared to the three months ended March 31, 1999

      Gross billings for the three months ended March 31, 2000 were $534.0 million, an increase of $87.6 million or 19.6% from $446.4 million for the three months ended March 31, 1999. Total commissions and fees for the three months ended March 31, 2000 were $244.0 million, an increase of $61.9 million or 34.0% from $182.1 million for the comparable period in 1999. Interactive commissions and fees for the three months ended March 31, 2000 were $68.4 million, an increase of $46.9 million or 218.7% compared with $21.5 million for the three months ended March 31, 1999. The increase in Interactive commissions and fees from the March 1999 period to the March 2000 period is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com(SM)'s marketing campaign, (iii) increases in the services and content available on our websites,
(iv) expansion into certain European markets, (v) price increases on certain products, and (vi) the migration of our traditional businesses to the Internet. Recruitment Advertising commissions and fees were flat at $45.7 million for the three months ended March 31, 2000 versus $45.6 million for the first quarter of 1999 reflecting modest growth in traditional billings of 2.3% and a reduced amount of higher margin collateral work. Search & Selection commissions and fees were $86.8 million for the three months ended March 31, 2000, an increase of $11.7 million or 15.6% from $75.1 million for the comparable three months of 1999, due primarily to increased demand for permanent professional employees worldwide, which contributed to organic growth, and acquisitions in Europe. Temporary Contracting commissions and fees were $19.7 million, up $3.7 million or 23.2% from $16.0 million for the period ended March 31, 1999. The increase reflects the resumption of strong demand for temporary staffing in Australia, particularly in the information technology sector. Yellow Page Advertising commissions and fees were $23.3 million for the three months ended March 31, 2000, a decrease of $0.5 million or 2.1% from $23.8 million for the comparable three months of 1999. This decrease was due to substantially reduced commissions paid by publishers and the effects of higher discounts paid to certain large clients.

      Operating expenses for the three months ended March 31, 2000 were $231.8 million, compared with $180.3 million for the same period in 1999, an increase of $51.5 million or 28.5%. The increase is primarily due $27.4 million in higher salaries and related costs due to organic growth and acquisitions, and $18.4 million in marketing and promotion expenses primarily related to Monster.com(SM).

      Salaries and related costs for the three months ended March 31, 2000 were $136.5 million, compared with $109.1 million for the same period in 1999. The increase of $27.4 million or 25.1% is primarily due to organic growth in Search & Selection, Interactive and Temporary Contracting operations and acquisitions. Because the growth in total commissions and fees outpaced the growth in salaries and related expenses, salary and related expenses as a percent of commissions and fees declined from 59.9% to 55.9%. This decline in expenses as a percent of commissions and fees is primarily due to the organic growth mentioned above.

      Office and general expenses for the three months ended March 31, 2000 were $55.0 million compared with $51.1 million for the same period in 1999, an increase of $3.9 million or 7.7%. The increase reflects organic growth in Interactive, Search & Selection and Temporary Contracting operations, partially offset by savings through consolidation of back offices and support functions in Recruitment and Yellow Pages Advertising. Because the growth in total commissions and fees outpaced the growth in office and general expenses, office and general expenses as a percent of commissions and fees declined from 28.1% to 22.6%. This decline in expenses as a percent of commissions & fees is primarily due to the organic growth mentioned above as well as cost reductions in Recruitment and Yellow Pages Advertising, where commissions & fees remained relatively unchanged from the March 1999 quarter to the March 2000 quarter.

      Marketing and promotion expenses for the three months ended March 31, 2000 were $28.3 million or 11.6% of commissions and fees, compared with $9.9 million or 5.4% of commissions and fees for the same period in 1999. The increase of $18.4 million or 186.2% is primarily due to higher marketing costs for Monster.com(SM) and reflect the Company's plan to increase the promoting of Monster.com(SM) with funds provided from increased revenues. The first quarter 2000 expenses include a pro rata charge pursuant to the content and marketing agreement with America Online, Inc. ("AOL") whereby Monster.com(SM), for the payment of $100 million over four years, would be the exclusive provider of career search services in the U.S. and Canada to AOL members across 7 AOL properties, AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

      Merger and integration costs for the three months ended March 31, 2000 were $8.7 million compared with $4.7 million for the same period in 1999, an increase of $4.0 million or 85.1%. The majority of the $8.7 million relates to the acquisition of HW Group PLC in 2000. Also included in the 2000 amount was $2.3 million for the amortization of employee stay bonuses payable in stock in connection with certain of the acquisitions consummated in 1999 and accounted for as poolings of interests. The majority of the $4.7 million for the three months ended March 31, 1999 related to the Morgan & Banks Ltd. pooling of interests transaction, completed during the first quarter of 1999. Also included in the 1999 amount was $1.5 million for the amortization of employee stay bonuses which is payable in stock in connection with certain of the acquisitions completed in 1998 and accounted for as poolings of interests.

      As a result of the above, operating income for the three months ended March 31, 2000 was $12.2 million, an increase of $10.5 million or 606.2% from $1.7 million for the comparable period in 1999.

      Net interest income for the three months ended March 31, 2000 was $2.8 million, compared with a net interest expense of $2.6 million for the comparable 1999 period, an improvement of $5.4 million or 209.1%. This improvement primarily reflects the investing of net proceeds from the Company's February 2000 follow-on offering after a significant portion of existing long-term debt was repaid with a portion of such proceeds. The Company completed the follow-on public offering of 4.0 million (8.0 million, adjusted for the February 29, 2000 2-for-1 stock split) shares of common stock on February 2, 2000. The net proceeds raised by the Company totaled $594.2 million.

      Taxes on income for the three months ended March 31, 2000 were $7.6 million on pre-tax profit of $14.9 million, compared with a tax benefit of $0.7 million on pre-tax loss of $0.5 million the first quarter of 1999. The increase of $8.3 million reflects the higher pretax profit in the three months ended March 31, 2000. In addition, the provisions reflect expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets. For both periods the provision is benefited by profits from certain pooled entities which were not taxed at the corporate level prior to their merger with TMP.

      Minority interests in consolidated earnings for the three months ended March 31, 2000 was an $81,000 loss compared with a profit of $99,000 for the three months ended March 31, 1999.

      Equity in losses of unconsolidated subsidiaries, which reflected losses associated with the real estate advertising company in which the Company holds a minority interest, was $100,000 for the three months ended March 31, 1999.

      As a result of all of the above, the net income available to common and Class B common stockholders for the three months ended March 31, 2000 was $7.4 million, an increase of $7.4 million from the net loss of $46,000 for the three months ended March 31, 1999. On a diluted per share basis, the net income available to common and Class B common stockholders for the three months ended March 31, 2000 was $0.08, compared to a breakeven position for the comparable 1999 period.

Liquidity and Capital Resources

      Our principal capital requirements have been to fund (i) acquisitions,
(ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive business. Our working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through (a) funds provided by operating activities, (b) equity offerings, (c) long-term borrowings and (d) capital leases. On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post-split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $85 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

      Net cash used in operating activities for the first quarter ended March 31, 2000 and 1999 was $54.7 million, and $13.2 million, respectively. The increase in cash used in operating activities of $41.5 million for 2000 over 1999 was primarily due to (a) a $34.0 million greater increase in accounts receivable for the 2000 period over the 1999 period, related mostly to recruitment and Interactive operations (b) a $24.5 million greater decrease in cash from accounts payable and accrued liabilities and (c) a $15.0 million greater increase in the use of funds for work-in-process and prepaid and other assets for the 2000 period over the 1999 period, partially offset by (a) a $17.0 million increase in earnings after adjusting for non-cash items (b) a $10.4 million greater increase in deferred commissions & fees and (c) a $4.6 million smaller decrease from the effects of including losses from pooled companies in both the current and previous period.

      EBITDA was $25.7 million for the first quarter ended March 31, 2000, an increase of $13.9 million or 117.7% from $11.8 million for the first quarter ended March 31, 1999. The increase primarily reflects, for the 2000 period, a $10.5 million increase in operating profits, $3.5 million more in depreciation and amortization costs. As a percentage of commissions and fees, EBITDA increased to 10.6% for the first quarter ended March 31, 2000 as compared with 6.5% for the first quarter ended March 31, 1999. The higher percent reflects the improved operating margins, which were 5.0% and 0.9% of commissions and fees for the 2000 and 1999 periods, respectively.

      Net cash used in investing activities for the first quarters ended March 31, 2000 and 1999 was $29.6 million and $21.9 million, respectively. The $7.7 million increase in cash used in 2000 compared to 1999 was due to an increase in capital expenditures.

      We estimate that our expenditures for computer equipment and software, furniture and fixtures, and leasehold improvements will be approximately $60 - $70 million for the year ended 2000.

      Our financing activities include equity offerings, borrowings and repayments under our bank financing agreements and borrowings for and payments on (i) installment notes, principally to finance acquisitions, (ii) capital leases and (iii) equipment. Our financing activities for the first quarters ended March 31, 2000 and March 31, 1999 provided net cash of $546.5 million and $12.1 million, respectively. The change of $534.4 million resulted primarily from $594.2 million in proceeds from our follow-on common stock offering and a $6.1 million increase in cash received from the exercise of employee stock options, partially offset by net repayments in the 2000 period of $55.7 million against credit facilities and capitalized lease obligations compared with a net borrowing of $9.3 million in the prior year period.

      At March 31, 2000, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 5, 2003. Of such line, at March 31, 2000, approximately $161.3 million was unused and accounts receivable, as defined in the agreement, is sufficient to allow draw down of the entire amount. In addition, we have lines of credit aggregating $19.1 million for our operations in Australia, New Zealand, France, Belgium and the Netherlands of which approximately $10.7 million was unused at March 31, 2000.

      Cash and cash equivalents at March 31, 2000 were $515.7 million, an increase of $460.7 million from $55.0 million at December 31, 1999, and were $459.6 million higher than the March 31, 1999 balance of $56.1 million.

      Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $7.2 million at March 31, 2000. We intend to continue our acquisition strategy and the marketing and promotion of our Interactive businesses through the use of cash-on-hand, operating profits, issuance of additional shares of our common stock, borrowings against our long-term debt facility and seller financed notes. We believe that our anticipated cash flow from operations, cash-on-hand, as well as the availability of funds under our existing financing agreements and further access to public equity and debt markets, will provide us with sufficient liquidity to meet our current foreseeable cash needs for at least the next year. However, if we determine that conditions are favorable, we would consider additional corporate equity or debt transactions.

Recent Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

Year 2000 Issue

      We completed our Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs were approximately $3.0 million. Through the three months ended March 31, 2000 we have not experienced any Year 2000 problems either internally or from outside sources. We have no reason to believe that Year 2000 failures will materially affect us in the future. However, since it may take several additional months before it is known whether we or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that we will not experience losses or disruptions due to Year 2000 computer-related problems. We will continue to monitor the operation of our computers and microprocessor-based devices for any Year 2000 problems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $23.7 million, including $8.0 million reflected as a reduction to accounts receivable and $11.1 million for letters of credit, as of March 31, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus a margin specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

      The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended March 31, 2000 approximately 47% of our commissions and fees were earned outside the United States and collected in local currency, and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

      The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the first quarter of 2000, due to the strengthening of the U.S. dollar, the Company had an exchange loss of $34.0 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 2(c). Changes in Securities and Use of Proceeds

      (i) On January 31, 2000, we issued 9,314 shares of our common stock in a private placement transaction in exchange for all of the outstanding membership interests of Human Factors Group, Limited Liability Company, an Ohio limited liability company. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Securities Act, as amended (the "Act").

      (ii) On February 10, 2000, we issued 169,764 shares of our common stock in a private placement transaction in exchange for all of the outstanding limited partnership interests of Baumgartner & Partner Consulting GmbH & Co. KG, a German corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (iii) On February 16, 2000, we issued 715,769 shares of our common stock in exchange for all of the outstanding stock of HW Group PLC, a corporation organized under the laws of the United Kingdom. Such securities were issued pursuant Section 3(a)(10) of the Act.

      (iv) On February 16, 2000, we issued 684,462 shares of our common stock in a private placement transaction in exchange for all of the outstanding common stock of Microsurf, Inc., a Delaware corporation. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

      (v) On February 29, 2000, we issued 54,940 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Medios Publicitaros Activos MPA, S.A., a Spanish corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (vi) On February 29, 2000, we issued 52,190 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Burlington Wells, Inc., Burlington Wells Information Systems, Inc. and Burlington Wells South Florida, Inc., each a Florida corporation. Such securities were issued pursuant to the exemption contained in Section 4(2) of the Act.

      (vii) On March 1, 2000, we issued 246,702 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of 577139 Ontario Ltd., d/b/a/ Illsley Bourbonnais, a Canadian corporation. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (viii) On March 1, 2000, we issued 73,414 shares of our common stock in a private placement transaction in final payment of our acquisition of all of the outstanding stock of VanRam Associates International N.V., a corporation organized under the laws of Belgium. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

      (ix) On March 21, 2000, we issued 13,080 shares of our common stock in a private placement transaction in exchange for all of the outstanding stock of Curriculum S.A., Kerguelen, S.A., and Syntagme, S.A. (collectively, the "Curriculum Group"), each a corporation organized under the laws of France. Such securities were issued pursuant to the exemption contained in Regulation S promulgated under the Act.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of this report:
       27.1 Financial Data Schedule
       27.2 Financial Data Schedule

(b) (i) The Company's Current Report on Form 8-K, dated January 11, 2000, relating to pending litigation.

All other items of this report are inapplicable.

                       TMP WORLDWIDE INC. AND SUBSIDIARIES

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TMP WORLDWIDE INC.
                                  ---------------------------------------------
                                  (Registrant)


Date: May 12, 2000                /s/ Bart Catalane
                                  ---------------------------------------------
                                  Bart Catalane
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)