Form 10-Q
period 2000-06-30
TMP WORLDWIDE INC
filed 2000-08-14
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO .

                       COMMISSION FILE NUMBER: 000-21571

                            ------------------------

                               TMP WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3906555
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

           622 THIRD AVENUE, 39TH FLOOR, NEW YORK, NEW YORK    10017
              (Address of principal executive offices) (Zip Code)

                                 (212) 351-7000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING ON AUGUST 11, 2000
-----                                                ------------------------------
Common Stock.......................................            91,381,902
Class B Common Stock...............................             4,762,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets--June 30, 2000 and
              December 31, 1999.........................................       2

            Consolidated Condensed Statements of Income--Three Months
              and Six Months Ended June 30, 2000 and 1999...............       3

            Consolidated Condensed Statements of Comprehensive Income
              (Loss)--Three Months and Six Months Ended June 30, 2000
              and 1999..................................................       4

            Consolidated Condensed Statement of Stockholders'
              Equity--Six Months Ended June 30, 2000....................       5

            Consolidated Condensed Statements of Cash Flows--Six Months
              Ended June 30, 2000 and 1999..............................       6

            Notes to Consolidated Condensed Financial Statements........    7-19

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   20-30

Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................      30

PART II OTHER INFORMATION

Item 2(c).  Changes in Securities and Use of Proceeds...................      31

Item 4.     Submission of Matters to a Vote of Security-Holders.........   31-32

Item 6.     Exhibits and Reports on Form 8-K............................      32

            Signature...................................................      33

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  511,445     $   64,599
  Accounts receivable, net..................................     539,897        462,595
  Work-in-process...........................................      26,970         25,632
  Prepaid and other.........................................      58,725         60,019
                                                              ----------     ----------
      Total current assets..................................   1,137,037        612,845
  Property and equipment, net...............................      98,352         80,839
  Intangibles, net..........................................     374,658        311,873
  Deferred income taxes.....................................      11,103         25,237
  Other assets..............................................      22,089         22,434
                                                              ----------     ----------
                                                              $1,643,239     $1,053,228
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  325,640     $  364,951
  Accrued expenses and other current liabilities............     209,320        134,838
  Accrued integration and restructuring costs...............      21,850         21,453
  Deferred commissions and fees.............................     104,174         72,298
  Current portion of long term debt.........................       8,141         11,068
                                                              ----------     ----------
      Total current liabilities.............................     669,125        604,608
  Long term debt, less current portion......................      15,139        100,098
  Other long-term liabilities...............................      22,318         30,735
                                                              ----------     ----------
      Total liabilities.....................................     706,582        735,441
                                                              ----------     ----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................          --             --
  Common stock, $.001 par value, authorized 200,000,000
    shares; issued and outstanding: 91,204,907 and
    81,359,671 shares.......................................          91             81
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000
    shares..................................................           5              5
Additional paid-in capital..................................   1,017,899        367,857
Other comprehensive loss....................................     (42,836)        (4,899)
Deficit.....................................................     (38,502)       (45,257)
                                                              ----------     ----------
Total stockholders' equity..................................     936,657        317,787
                                                              ----------     ----------
                                                              $1,643,239     $1,053,228
                                                              ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Commissions and fees................................  $300,727   $210,568   $558,137   $402,090
                                                      --------   --------   --------   --------
Operating expenses:
  Salaries & related................................   162,613    126,499    308,638    241,430
  Office & general..................................    66,698     45,183    127,883     98,649
  Marketing & promotion.............................    38,353     19,378     67,702     29,564
  Merger & integration..............................    13,649      6,767     22,323     11,454
  Restructuring.....................................        --         --         --      2,789
  Amortization of intangibles.......................     3,905      3,078      7,540      6,167
                                                      --------   --------   --------   --------
  Total operating expenses..........................   285,218    200,905    534,086    390,053
                                                      --------   --------   --------   --------
Operating income....................................    15,509      9,663     24,051     12,037
                                                      --------   --------   --------   --------
Other income (expense):
  Interest income (expense), net....................     5,496     (2,723)     7,290     (6,226)
  Other, net........................................      (495)    (1,341)      (582)    (1,511)
                                                      --------   --------   --------   --------
                                                         5,001     (4,064)     6,708     (7,737)
                                                      --------   --------   --------   --------
Income before provision for income taxes, minority
  interests and equity in losses of affiliates......    20,510      5,599     30,759      4,300
Provision for income taxes..........................    12,248      2,283     19,528      1,488
                                                      --------   --------   --------   --------
Income before minority interests and equity in
  losses of affiliates..............................     8,262      3,316     11,231      2,812
Minority interests..................................      (243)         8       (324)       107
Equity in losses of affiliates......................        --       (100)        --       (200)
                                                      --------   --------   --------   --------
Net income applicable to common and Class B common
  stockholders......................................  $  8,505   $  3,208   $ 11,555   $  2,505
                                                      ========   ========   ========   ========
Net income per common and Class B common share:
  Basic.............................................  $   0.09   $   0.04   $   0.12   $   0.03
                                                      ========   ========   ========   ========
  Diluted...........................................  $   0.08   $   0.04   $   0.11   $   0.03
                                                      ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.............................................    95,614     84,166     94,048     83,380
                                                      ========   ========   ========   ========
  Diluted...........................................   102,100     88,268    101,078     87,318
                                                      ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $ 11,555   $ 2,505
Foreign currency translation adjustment.....................   (37,937)      579
                                                              --------   -------
Comprehensive income (loss).................................  $(26,382)  $ 3,084
                                                              ========   =======

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $  8,505   $ 3,208
Foreign currency translation adjustment.....................    (4,358)   (1,691)
                                                              --------   -------
Comprehensive income........................................  $  4,147   $ 1,517
                                                              ========   =======

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              CLASS B
                                   COMMON STOCK,           COMMON STOCK,
                                  $.001 PAR VALUE         $.001 PAR VALUE      ADDITIONAL       OTHER
                               ----------------------   --------------------    PAID-IN     COMPREHENSIVE
                                 SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL          LOSS        DEFICIT
                               ----------   ---------   ---------   --------   ----------   --------------   --------
Balance, January 1, 2000.....  81,359,671   $      81   4,762,000    $    5    $ 367,857       $ (4,899)     $(45,257)
Issuance of common stock in
  connection with a pubic
  offering completed
  February 2, 2000...........   8,000,000           8          --        --      594,230             --            --
Issuance of common stock in
  connection with the
  exercise of options........   1,332,397           1          --        --       19,781             --            --
Tax benefit from the exercise
  of stock options...........          --          --          --        --        7,828             --            --
Issuance of common stock in
  connection with
  acquisitions...............     428,864           1          --        --       26,000             --            --
Issuance of common stock for
  matching contribution to
  401(k) plan................      14,399          --          --        --        1,023             --            --
Issuance of common stock in
  for employee stay
  bonuses....................      22,702          --          --        --          553             --            --
Other issuance of common
  stock of pooled entities...      46,874          --          --        --          627             --            --
Foreign currency translation
  adjustment.................          --          --          --        --           --        (37,937)           --
Pooled company earnings
  included in both current
  and previous periods.......          --          --          --        --           --             --          (285)
Dividends declared by pooled
  companies..................          --          --          --        --           --             --        (4,515)
Net income...................          --          --          --        --           --             --        11,555
                               ----------   ---------   ---------    ------    ----------      --------      --------
Balance, June 30, 2000.......  91,204,907   $      91   4,762,000    $    5    $1,017,899      $(42,836)     $(38,502)
                               ==========   =========   =========    ======    ==========      ========      ========


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
Balance, January 1, 2000.....    $317,787
Issuance of common stock in
  connection with a pubic
  offering completed
  February 2, 2000...........     594,238
Issuance of common stock in
  connection with the
  exercise of options........      19,782
Tax benefit from the exercise
  of stock options...........       7,828
Issuance of common stock in
  connection with
  acquisitions...............      26,001
Issuance of common stock for
  matching contribution to
  401(k) plan................       1,023
Issuance of common stock in
  for employee stay
  bonuses....................         553
Other issuance of common
  stock of pooled entities...         627
Foreign currency translation
  adjustment.................     (37,937)
Pooled company earnings
  included in both current
  and previous periods.......        (285)
Dividends declared by pooled
  companies..................      (4,515)
Net income...................      11,555
                                 --------
Balance, June 30, 2000.......    $936,657
                                 ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  11,555   $   2,505
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     28,498      20,904
    Provision for doubtful accounts.........................     13,800       2,695
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................      1,576         902
    Loss on disposal & write-down of fixed assets...........         --       2,801
    Provision (benefit) for deferred income taxes...........      4,955      (2,277)
    Minority interests and other............................         --       4,372
    Effect of pooled companies included in more than one
      period................................................       (285)      1,465
  Changes in assets and liabilities, net of effects of
    purchases of businesses:
    Increase in accounts receivable, net....................    (85,772)    (35,438)
    (Increase) decrease in work-in-process, prepaid and
      other.................................................      7,228      (2,608)
    Increase in deferred commissions and fees...............     31,335      12,522
    Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities................    (21,133)      4,732
                                                              ---------   ---------
      Total adjustments.....................................    (19,798)     10,070
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...     (8,243)     12,575
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (32,410)    (17,990)
  Payments for purchases of businesses, net of cash
    acquired................................................    (33,372)    (18,835)
                                                              ---------   ---------
      Net cash used in investing activities.................    (65,782)    (36,825)
                                                              ---------   ---------
Cash flows from financing activities:
  Borrowings under line of credit and proceeds from issuance
    of debt.................................................    137,083     599,888
  Repayments under line of credit and principal payments on
    debt....................................................   (223,015)   (590,171)
  Net proceeds from issuance of common stock................    594,238          --
  Cash received from the exercise of employee stock
    options.................................................     19,782       7,163
  Other.....................................................        (59)       (241)
  Dividends paid by pooled entities.........................     (4,515)     (5,100)
  Payments on capitalized leases............................     (2,140)     (2,466)
                                                              ---------   ---------
      Net cash provided by financing activities.............    521,374       9,073
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................       (503)        294
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    446,846     (14,883)
Cash and cash equivalents, beginning of period..............     64,599      79,868
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 511,445   $  64,985
                                                              =========   =========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                              FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The consolidated condensed interim financial statements included herein have been prepared by TMP Worldwide Inc. ("TMP" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with (i) the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and (ii) the supplemental consolidated financial statements filed on Form 8-K dated July 21, 2000. The Company follows the same accounting policies in preparation of interim reports.

    During the period of January 1, 2000 through March 31, 2000, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 1,699,123 shares of TMP common stock. Such transactions were accounted for as poolings of interest (the "First Quarter 2000 Mergers"):

                                                                                        NUMBER OF
ENTITY                              BUSINESS SEGMENT            ACQUISITION DATE    TMP SHARES ISSUED
------                     ----------------------------------  ------------------   -----------------
HW Group PLC.............  Selection & Temporary Contracting   February 16, 2000          715,769
Microsurf, Inc. .........  Interactive                         February 16, 2000          684,462
Burlington Wells,
  Inc. ..................  Selection & Temporary Contracting   February 29, 2000           52,190
Illsley Bourbonnais......  Executive Search                    March 1, 2000              246,702

    During the period of April 1, 2000 through June 30, 2000, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 3,117,169 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "Second Quarter 2000 Mergers", collectively with the First Quarter 2000 Mergers, the "First Half 2000 Mergers"):

                                                                                        NUMBER OF
ENTITY                              BUSINESS SEGMENT            ACQUISITION DATE    TMP SHARES ISSUED
------                     ----------------------------------  ------------------   -----------------
System One Services,
  Inc....................  Selection & Temporary Contracting   April 3, 2000            1,022,257
GTR Advertising..........  Recruitment Advertising             April 4, 2000               54,041
Virtual Relocation.com,
  Inc....................  Interactive                         May 9, 2000                947,916
Business Technologies
  Ltd....................  Interactive                         May 17, 2000               205,703
Simpatix, Inc............  Interactive                         May 31, 2000               152,500
Rollo Associates, Inc....  Executive Search                    May 31, 2000               110,860
Web Technology Partners,
  Inc....................  Interactive                         May 31, 2000               623,892

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
    The Company's consolidated financial statements have been retroactively restated as of June 30, 1999 and for the six months ended June 30, 1999 to reflect the First Half 2000 Mergers. As a result, the financial position, and statements of income, comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflects the accounts of TMP as if the additional common stock issued in connection with these mergers had been issued for all periods when each of the related companies had issued their shares and for the amounts that reflect the exchange ratios of the mergers.

    In addition, for the period July 1, 1999 through June 30, 2000 the Company completed 20 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

    Amounts charged to clients for Temporary Contracting services are reported net of the costs paid to the temporary contractor. The details for such amounts are:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Temporary Contracting revenue...........................  $241,131   $226,753
Temporary Contracting costs.............................   187,738    181,910
                                                          --------   --------
Temporary Contracting, billings and commissions and
  fees..................................................  $ 53,393   $ 44,843
                                                          ========   ========

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Temporary Contracting revenue...........................  $119,560   $119,044
Temporary Contracting costs.............................    91,795     94,665
                                                          --------   --------
Temporary Contracting, billings and commissions and
  fees..................................................  $ 27,765   $ 24,379
                                                          ========   ========

    On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post-split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

    Basic earnings per share assumes no dilution, and is computed by dividing income available to common and Class B common stockholders by the weighted average number of common and Class B common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants, based on the treasury stock method of computing such effects and contingent shares.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Basic......................................................   94,048     83,380
Effect of assumed conversion of options....................    7,030      3,938
                                                             -------     ------
Diluted....................................................  101,078     87,318
                                                             =======     ======

                                                                THREE MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Basic......................................................   95,614     84,166
Effect of assumed conversion of options....................    6,486      4,102
                                                             -------     ------
Diluted....................................................  102,100     88,268
                                                             =======     ======

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster-Registered Trademark-.com and MonsterMoving.com(sm)), Recruitment Advertising, Selection & Temporary Contracting, Executive Search and Yellow Page Advertising. The Company's commissions and fees are earned from the following activities: (i) advertisements placed on its career and other websites,
(ii) resume and other database access, (iii) executive placement services,
(iv) mid-level employee selection and temporary contracting services,
(v) selling and placing recruitment advertising and related services,
(vi) resume screening services and (vii) selling and placing Yellow Page Advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia-Pacific Region (primarily Australia and New Zealand).

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period of April 1, 2000 through June 30, 2000, the Company completed the following mergers which provided for the exchange of all of the outstanding stock of each entity for a total of 3,117,169 shares of TMP common stock. Such transactions were accounted for as poolings of interests.

                                                                                     NUMBER OF TMP
ENTITY                       BUSINESS SEGMENT  GEOGRAPHIC REGION  ACQUISITION DATE   SHARES ISSUED
------                       ----------------  -----------------  ----------------   -------------
System One Services,         Selection &       North America      April 3, 2000        1,022,257
  Inc......................  Temporary
                             Contracting
GTR Advertising............  Recruitment       North America      April 4, 2000           54,041
                             Advertising
Virtual Relocation.com,      Interactive       North America      May 9, 2000            947,916
  Inc......................
Business Technologies        Interactive       United Kingdom     May 17, 2000           205,703
  Ltd......................
Simpatix, Inc..............  Interactive       North America      May 31, 2000           152,500
Rollo Associates, Inc......  Executive Search  North America      May 31, 2000           110,860
Web Technology Partners,     Interactive       North America      May 31, 2000           623,892
  Inc......................

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)
    Commissions and fees, net income (loss) applicable to common and Class B common stockholders and net income per common and Class B common share of the combining companies are as follows:

                                                              THREE MONTHS   SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,      JUNE 30,
                                                                  1999          1999
                                                              ------------   -----------
COMMISSIONS AND FEES:
TMP, as previously reported on Form 10-K for the year ended
December 31, 1999...........................................    $186,144      $355,150
  HW Group, PLC.............................................      10,228        21,303
  Microsurf, Inc. ..........................................       1,282         2,208
  Burlington Wells, Inc.....................................         656           821
  Illsley Bourbonnais.......................................       1,843         2,730
  System One Services, Inc..................................       7,541        14,558
  GTR Advertising...........................................         774         1,561
  Virtual Relocation.com, Inc...............................         346           501
  Business Technologies Ltd.................................         197           394
  Simpatix, Inc.............................................           4            (7)
  Rollo Associates, Inc.....................................         838         1,605
  Web Technology Partners, Inc..............................         715         1,266
                                                                --------      --------
TMP, as restated............................................    $210,568      $402,090
                                                                ========      ========
NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON
STOCKHOLDERS:
TMP, as previously reported on Form 10-K for the year ended
December 31, 1999...........................................    $  3,249      $    930
  HW Group, PLC.............................................      (1,688)          205
  Microsurf, Inc. ..........................................         832           828
  Burlington Wells, Inc.....................................         161           265
  Illsley Bourbonnais.......................................       1,092         1,372
  System One Services, Inc..................................        (231)         (920)
  GTR Advertising...........................................         175           374
  Virtual Relocation.com, Inc...............................        (525)         (884)
  Business Technologies Ltd.................................          27            56
  Simpatix, Inc.............................................         (92)         (241)
  Rollo Associates, Inc.....................................         323           594
  Web Technology Partners, Inc..............................        (115)          (74)
                                                                --------      --------
TMP, as restated............................................    $  3,208      $  2,505
                                                                ========      ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

                                                              THREE MONTHS   SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,      JUNE 30,
                                                                  1999          1999
                                                              ------------   -----------
NET INCOME PER COMMON AND CLASS B COMMON SHARE:
TMP, as previously reported on Form 10-K for the year ended
December 31, 1999
  Basic.....................................................    $   0.04      $   0.01
  Diluted...................................................    $   0.04      $   0.01
TMP, as restated
  Basic.....................................................    $   0.04      $   0.03
  Diluted...................................................    $   0.04      $   0.03

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

    In connection with pooling of interests transactions completed prior to June 30, 2000, the Company expensed merger and integration costs of $22,323. Of this amount $13,062 is for merger costs and $9,261 is for integration costs. The merger costs for the period ended June 30, 2000 consist of (a) $3,548 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt, (b) $4,634 of non-cash employee stay bonuses and (c) $4,880 of transaction related costs, including legal, accounting, printing, advisory fees and the costs incurred for the subsequent registration of shares issued in the mergers. The $9,261 of integration costs consists of (a) $4,424 for assumed obligations of closed facilities, (b) $5,010 for consolidation of acquired facilities and (c) $488 for severance, relocation and other employee costs, partially offset by a $661 recovery of a reserve for receivables. See schedule of Accrued Integration and Restructuring Costs in the section below.

    During the six months ended June 30, 1999, the Company expensed merger and integration costs of $11,454 which were comprised of $5,449 of transaction costs, $2,280 for the amortization of employee stay bonuses payable in TMP common stock., $2,100 in separation costs for the Chief Operating Officer of an acquired company and $1,625 for integration costs,

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, in the six month period ended June 30, 2000, the Company completed nine acquisitions using the purchase method of accounting, five

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)
Selection & Temporary Contracting firms, two Recruitment Advertising firms and two Interactive firms for the MonsterMoving.com(sm) business. The total amount of cash paid for these acquisitions was approximately $36.1 million. In addition, the Company issued 352,575 shares of common stock in connection with certain of the above mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 2000 and 1999 and the year ended
December 31, 1999 assume the acquisitions in 2000 and 1999 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,          YEAR ENDED
                                                              -------------------   DECEMBER 31,
                                                                2000       1999         1999
                                                              --------   --------   ------------
Commissions and fees........................................  $563,462   $434,907     $923,183
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $ 10,816   $  2,970     $ (9,068)
Net income (loss) per common and Class B common share:
  Basic.....................................................  $   0.11   $   0.04     $  (0.11)
  Diluted...................................................  $   0.11   $   0.03     $  (0.11)

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

    In connection with such plans, in the six months ended June 30, 2000, the Company (i) expensed, as part of merger and integration expenses, $9,261, for companies acquired in transactions accounted for as

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED) poolings of interests and (ii) increased goodwill by $2,156 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

                                                                     ADDITIONS                  DEDUCTIONS
                                                  BALANCE      ----------------------   ---------------------------    BALANCE
                                                DECEMBER 31,   CHARGED TO               APPLIED AGAINST                JUNE 30,
                                                    1999        GOODWILL    EXPENSED     RELATED ASSET    PAYMENTS       2000
                                                ------------   ----------   ---------   ---------------   ---------    --------
Assumed obligations on closed leased
  facilities..................................    $ 9,564        $  327      $4,424          $ --          $(3,189)    $11,126(a)
Consolidation of acquired facilities..........      8,715           243       5,010            --           (6,007)      7,961(b)
Contracted lease payments exceeding current
  market costs................................        562            --          --            --              (70)        492(c)
Severance, relocation and other employee
  costs.......................................        954         1,586         488            --           (2,415)        613(d)
Provision for uncollectible receivables.......         --            --        (661)          661               --          --
Pension obligations...........................      1,658            --          --            --               --       1,658(e)
                                                  -------        ------      ------          ----          -------     -------
Total.........................................    $21,453        $2,156      $9,261          $661          $11,681     $21,850
                                                  =======        ======      ======          ====          =======     =======

------------------------------

(a) Accrued liabilities for surplus property in the amount of $11,126 as of June 30, 2000 relate to leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2000 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $7,961 as of June 30, 2000 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $492 as of June 30, 2000 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated employee severance and relocation expenses and other employee costs in the amount of $613 as of June 30, 2000 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of June 30, 2000, the accrual related to approximately 50 employees, senior management, sales, service and administrative personnel. During the six months ended June 30, 2000, payments of $2,415 were made for severance and charged against the reserve.

(e) Pension obligations in the amount of $1,658 were assumed in connection with the acquisition of Austin Knight.

    The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Pursuant to the conclusions reached by the Emerging Issues Task Force ("EITF") of the FASB in EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," in connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged in five lines of business based primarily on the reporting of senior management to the Chief Operating Officer: Interactive (including Monster-Registered Trademark-.com and MonsterMoving.com(sm)), Recruitment Advertising, Selection & Temporary Contracting, Executive Search and Yellow Page Advertising, which now also includes full service interactive advertising services provided by IN2. Operations are conducted in several geographic regions: North America, Asia-Pacific (primarily Australia and New Zealand), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the six month and three month periods ended June 30, 2000 and 1999. Overhead is allocated based on retroactively restated commissions and fees.

                                                 INTERACTIVE                                        SELECTION &
INFORMATION BY BUSINESS   ---------------------------------------------------------   RECRUITMENT    TEMPORARY    EXECUTIVE
SEGMENT                   MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING.COM(SM)   ADVERTISING   CONTRACTING    SEARCH
-----------------------   ---------------------------------   ---------------------   -----------   -----------   ---------
SIX MONTHS ENDED JUNE
  30, 2000
Commissions and fees:
Traditional sources.....               $    --                       $    --            $95,553      $165,821     $ 87,352
Interactive.............               134,966                         4,158             12,717         6,179           --
                                       -------                       -------            -------      --------     --------
Total commissions and
  fees..................               134,966                         4,158            108,270       172,000       87,352
                                       -------                       -------            -------      --------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........                    --                            --             83,945       160,969       79,915
Interactive (a).........               111,718                        10,002             11,064         5,022           --
Merger & integration....                   122                           787              1,133        13,763        5,654
Amortization of
  intangibles...........                   164                            56              3,376         1,389          388
                                       -------                       -------            -------      --------     --------
Total operating
  expenses..............               112,004                        10,845             99,518       181,143       85,957
                                       -------                       -------            -------      --------     --------
Operating income (loss):
Traditional sources.....                    --                            --              7,099       (10,300)       1,395
Interactive.............                22,962                        (6,687)             1,653         1,157           --
                                       -------                       -------            -------      --------     --------
Total operating income
  (loss)................               $22,962                       $(6,687)           $ 8,752      $ (9,143)    $  1,395
                                       =======                       =======            =======      ========     ========
Total other income,
  net...................                     *                             *                  *             *            *
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............                     *                             *                  *             *            *

                            YELLOW
INFORMATION BY BUSINESS      PAGE
SEGMENT                   ADVERTISING    TOTAL
-----------------------   -----------   --------
SIX MONTHS ENDED JUNE
  30, 2000
Commissions and fees:
Traditional sources.....    $46,381     $395,107
Interactive.............      5,010      163,030
                            -------     --------
Total commissions and
  fees..................     51,391      558,137
                            -------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........     37,419      362,248
Interactive (a).........      4,169      141,975
Merger & integration....        864       22,323
Amortization of
  intangibles...........      2,167        7,540
                            -------     --------
Total operating
  expenses..............     44,619      534,086
                            -------     --------
Operating income (loss):
Traditional sources.....      5,931        4,125
Interactive.............        841       19,926
                            -------     --------
Total operating income
  (loss)................    $ 6,772       24,051
                            =======
Total other income,
  net...................          *        6,708
                                        --------
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............          *     $ 30,759
                                        ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                 INTERACTIVE                                        SELECTION &
INFORMATION BY BUSINESS   ---------------------------------------------------------   RECRUITMENT    TEMPORARY    EXECUTIVE
SEGMENT                   MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING.COM(SM)   ADVERTISING   CONTRACTING    SEARCH
-----------------------   ---------------------------------   ---------------------   -----------   -----------   ---------
SIX MONTHS ENDED JUNE
  30, 1999
Commissions and fees:
Traditional sources.....               $    --                       $    --            $93,527      $122,707     $ 84,199
Interactive.............                37,632                         2,709              5,647         3,035           --
                                       -------                       -------            -------      --------     --------
Total commissions and
  fees..................                37,632                         2,709             99,174       125,742       84,199
                                       -------                       -------            -------      --------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........                    --                            --             80,750       109,126       89,144
Interactive (a).........                37,914                         2,818              4,858         2,460        8,823
Merger & integration....                    --                            --                198         4,787        6,439
Restructuring...........                    --                            --                 --            --        2,789
Amortization of
  intangibles...........                   121                             6              3,235         1,029          470
                                       -------                       -------            -------      --------     --------
Total operating
  expenses..............                38,035                         2,824             89,041       117,402      107,665
                                       -------                       -------            -------      --------     --------
Operating income (loss):
Traditional sources.....                    --                            --              9,344         7,765      (14,643)
Interactive.............                  (403)                         (115)               789           575       (8,823)
                                       -------                       -------            -------      --------     --------
Total operating income
  (loss)................               $  (403)                      $  (115)           $10,133      $  8,340     $(23,466)
                                       =======                       =======            =======      ========     ========
Total other expense,
  net...................                     *                             *                  *             *            *
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............                     *                             *                  *             *            *

                            YELLOW
INFORMATION BY BUSINESS      PAGE
SEGMENT                   ADVERTISING    TOTAL
-----------------------   -----------   --------
SIX MONTHS ENDED JUNE
  30, 1999
Commissions and fees:
Traditional sources.....    $50,982     $351,415
Interactive.............      1,652       50,675
                            -------     --------
Total commissions and
  fees..................     52,634      402,090
                            -------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........     32,286      311,306
Interactive (a).........      1,464       58,337
Merger & integration....         30       11,454
Restructuring...........         --        2,789
Amortization of
  intangibles...........      1,306        6,167
                            -------     --------
Total operating
  expenses..............     35,086      390,053
                            -------     --------
Operating income (loss):
Traditional sources.....     17,360       19,826
Interactive.............        188       (7,789)
                            -------     --------
Total operating income
  (loss)................    $17,548       12,037
                            =======
Total other expense,
  net...................          *       (7,737)
                                        --------
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............          *     $  4,300
                                        ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                 INTERACTIVE                                        SELECTION &
INFORMATION BY BUSINESS   ---------------------------------------------------------   RECRUITMENT    TEMPORARY    EXECUTIVE
SEGMENT                   MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING.COM(SM)   ADVERTISING   CONTRACTING    SEARCH
-----------------------   ---------------------------------   ---------------------   -----------   -----------   ---------
THREE MONTHS ENDED
  JUNE 30, 2000
Commissions and fees:
Traditional sources.....               $    --                       $    --            $49,040      $ 88,005      $48,345
Interactive.............                76,905                         2,085              6,935         3,711           --
                                       -------                       -------            -------      --------      -------
Total commissions and
  fees..................                76,905                         2,085             55,975        91,716       48,345
                                       -------                       -------            -------      --------      -------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........                    --                            --             43,478        83,019       41,674
Interactive (a).........                63,430                         5,393              6,248         3,202           --
Merger & integration....                   122                           712                990         8,024        3,121
Amortization of
  intangibles...........                   104                            49              2,099           456          114
                                       -------                       -------            -------      --------      -------
Total operating
  expenses..............                63,656                         6,154             52,815        94,701       44,909
                                       -------                       -------            -------      --------      -------
Operating income (loss):
Traditional sources.....                    --                            --              2,473        (3,494)       3,436
Interactive.............                13,249                        (4,069)               687           509           --
                                       -------                       -------            -------      --------      -------
Total operating income
  (loss)................               $13,249                       $(4,069)           $ 3,160      $ (2,985)     $ 3,436
                                       -------                       -------            -------      --------      -------
Total other income,
  net...................                     *                             *                  *             *            *
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............                     *                             *                  *             *            *

                            YELLOW
INFORMATION BY BUSINESS      PAGE
SEGMENT                   ADVERTISING    TOTAL
-----------------------   -----------   --------
THREE MONTHS ENDED
  JUNE 30, 2000
Commissions and fees:
Traditional sources.....    $23,081     $208,471
Interactive.............      2,620       92,256
                            -------     --------
Total commissions and
  fees..................     25,701      300,727
                            -------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........     19,599      187,770
Interactive (a).........      1,621       79,894
Merger & integration....        680       13,649
Amortization of
  intangibles...........      1,083        3,905
                            -------     --------
Total operating
  expenses..............     22,983      285,218
                            -------     --------
Operating income (loss):
Traditional sources.....      1,719        4,134
Interactive.............        999       11,375
                            -------     --------
Total operating income
  (loss)................    $ 2,718       15,509
                            -------
Total other income,
  net...................          *        5,001
                                        --------
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............          *     $ 20,510
                                        ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                 INTERACTIVE                                        SELECTION &
INFORMATION BY BUSINESS   ---------------------------------------------------------   RECRUITMENT    TEMPORARY    EXECUTIVE
SEGMENT                   MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING.COM(SM)   ADVERTISING   CONTRACTING    SEARCH
-----------------------   ---------------------------------   ---------------------   -----------   -----------   ---------
THREE MONTHS ENDED
  JUNE 30, 1999
Commissions and fees:
Traditional sources.....               $    --                       $    --            $47,102      $ 65,274     $ 42,686
Interactive.............                21,186                         1,628              2,821         1,713           --
                                       -------                       -------            -------      --------     --------
Total commissions and
  fees..................                21,186                         1,628             49,923        66,987       42,686
                                       -------                       -------            -------      --------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........                    --                            --             42,605        56,526       39,894
Interactive (a).........                19,934                         1,343              3,235         1,387        8,823
Merger & integration....                    --                            --                119         2,304        4,314
Amortization of
  intangibles...........                    63                             3              1,542           540          260
                                       -------                       -------            -------      --------     --------
Total operating
  expenses..............                19,997                         1,346             47,501        60,757       53,291
                                       -------                       -------            -------      --------     --------
Operating income (loss):
Traditional sources.....                    --                            --              2,836         5,904       (1,782)
Interactive.............                 1,189                           282               (414)          326       (8,823)
                                       -------                       -------            -------      --------     --------
Total operating income
  (loss)................               $ 1,189                       $   282            $ 2,422      $  6,230     $(10,605)
                                       =======                       =======            =======      ========     ========
Total other expense,
  net...................                     *                             *                  *             *            *
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............                     *                             *                  *             *            *

                            YELLOW
INFORMATION BY BUSINESS      PAGE
SEGMENT                   ADVERTISING    TOTAL
-----------------------   -----------   --------
THREE MONTHS ENDED
  JUNE 30, 1999
Commissions and fees:
Traditional sources.....    $27,187     $182,249
Interactive.............        971       28,319
                            -------     --------
Total commissions and
  fees..................     28,158      210,568
                            -------     --------
Operating expenses:
Salaries & related,
  office & general,
  marketing & promotion,
  and overhead..........     16,381      155,406
Interactive (a).........        932       35,654
Merger & integration....         30        6,767
Amortization of
  intangibles...........        670        3,078
                            -------     --------
Total operating
  expenses..............     18,013      200,905
                            -------     --------
Operating income (loss):
Traditional sources.....     10,106       17,064
Interactive.............         39       (7,401)
                            -------     --------
Total operating income
  (loss)................    $10,145        9,663
                            =======
Total other expense,
  net...................          *       (4,064)
                                        --------
Income before provision
  for income taxes,
  minority interests and
  equity in losses of
  affiliates............          *     $  5,599
                                        ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

    - Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED

                        FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                         UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION         NORTH AMERICA   ASIA-PACIFIC   KINGDOM      EUROPE       TOTAL
--------------------------------         -------------   ------------   --------   -----------   --------
SIX MONTHS ENDED JUNE 30, 2000
Commissions and fees...................     $325,174       $90,812      $75,309      $66,842     $558,137
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates.................     $ 24,605       $ 8.804      $(8,921)     $ 6,271     $ 30,759
SIX MONTHS ENDED JUNE 30, 1999
Commissions and fees...................     $218,392       $77,829      $64,056      $41,813     $402,090
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates.................     $(12,542)      $ 9,248      $   256      $ 7,338     $  4,300

                                                                         UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION         NORTH AMERICA   ASIA-PACIFIC   KINGDOM      EUROPE       TOTAL
--------------------------------         -------------   ------------   --------   -----------   --------
THREE MONTHS ENDED JUNE 30, 2000
  Commissions and fees.................     $177,688       $48,211      $38,292      $36,536     $300,727
  Income (loss) before income taxes,
    minority interests and equity in
    losses of affiliates...............     $ 16,639       $ 5,346      $(4,024)     $ 2,549     $ 20,510
THREE MONTHS ENDED JUNE 30, 1999
  Commissions and fees.................     $115,268       $42,086      $31,589      $21,625     $210,568
  Income (loss) before income taxes,
    minority interests and equity in
    losses of affiliates...............     $  1,777       $ 6,076      $(4,723)     $ 2,469     $  5,599

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, (II) OUR SUCCESS DEPENDS ON THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER-REGISTERED TRADEMARK-.COM, (III) THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS UNPROVEN, (IV) WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET, (V) WE DEPEND ON TRADITIONAL MEDIA, (VI) WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US BY OTHERS, (VII) WE HAVE NEVER PAID CASH DIVIDENDS,
(VIII) COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS,
(IX) INTERNET USERS MAY NOT ACCEPT OUR INTERNET CONTENT, (X) WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY, (XI) OUR MARKETS ARE HIGHLY COMPETITIVE, (XII) OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER,
(XIII) THE EFFECT OF GLOBAL ECONOMIC FLUCTUATIONS, (XIV) WE DEPEND ON OUR CONSULTANTS, (XV) OUR CONSULTANTS MAY DEPART WITH EXISTING EXECUTIVE SEARCH CLIENTS, (XVI) WE FACE RISKS MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAME, (XVII) WE FACE RESTRICTIONS IMPOSED BY OFF-LIMITS ARRANGEMENTS,
(XVIII) WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS, (XIX) WE DEPEND ON OUR KEY PERSONNEL, (XX) WE ARE CONTROLLED BY A PRINCIPAL STOCKHOLDER, (XXI) THE EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT OUR ACQUISITION, (XXII) THERE MAY BE VOLATILITY IN OUR STOCK PRICE AND (XXIII) WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

OVERVIEW

    TMP Worldwide Inc. ("TMP" or the "Company"), through its flagship Interactive product, Monster-Registered Trademark-.com (www.monster.com), is the on-line recruitment leader. TMP is also the world's largest Recruitment Advertising agency network, one of the world's largest Executive Search, Selection and Temporary Contracting agencies, the world's largest Yellow Pages Advertising agency, a provider of full service interactive advertising and interactive marketing technology services, and a provider of online moving services.

    Our Interactive growth is attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster.com is the leading global career portal on the Web with over 15.2 million unique visits per month as of June 2000 per Nielson I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Belgium, Australia, New Zealand, Singapore and Hong Kong.

    A substantial part of our growth in Recruitment Advertising, Selection & Temporary Contracting and Yellow Page Advertising has been achieved through acquisitions accounted for as purchases. For the period January 1, 1997 through June 30, 2000 we completed 64 such acquisitions, with estimated annual gross billings of approximately $495 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during the six months ended June 30, 2000, we completed eleven mergers that are being accounted for as poolings of interests (the "First Half 2000 Pooled Companies"). During the period of January 1, 2000 through March 31, 2000, we consummated mergers with HW Group PLC, Microsurf, Inc., Burlington Wells, Inc., and Illsley Bourbonnais. During the period of April 1, 2000 through June 30, 2000, we consummated mergers with System One Services, Inc., GTR Advertising, Virtual Relocation.com, Inc., Business Technologies Ltd., Simpatix, Inc., Rollo Associates, Inc., and Web Technology Partners, Inc. (the "Second Quarter 2000 Mergers"). Approximately 4.8 million shares of our common stock were issued in exchange for all of the outstanding common stock of the First Half 2000 Pooled Companies (the "First Half 2000 Mergers"). The financial statements as of and for the quarters ended June 30, 1999 have been retroactively restated as if the First Half 2000 Mergers had been consolidated from January 1, 1999.

    Gross billings refers to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services. In addition, Executive Search fees, Selection fees, and net fees from Temporary Contracting services are also part of gross billings. Gross billings for Recruitment Advertising and Yellow Page Advertising are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees earned because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services; such amounts are also included in gross billings. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Yellow Page Advertising clients require payment to us prior to the date payment is due to the publishers. The payment terms with Recruitment Advertising clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own Web site, www.monster.com;

    - searches for permanent and temporary employees, at the executive and professional levels, and related services conducted through the Internet;

    - Internet advertising services provided to our Yellow Page Advertising clients;

    - the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

    - online moving services, primarily on our own Web site, www.monstermoving.com(sm).

    MonsterMoving.com(sm) (www.monstermoving.com) provides important relocation information and services to Monster.com's job seeker and employer community, which averages over 3.9 million unique visitors and over 15.2 million unique visits per month. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we believe that these additional relocation services will be highly valued by Monster.com's audience and customer base.

    MonsterMoving.com, currently through the individual properties the Company acquired in 2000 (primarily Virtual Relocation.com, Inc. and Microsurf, Inc.), is already one of the Internet's most comprehensive providers of moving-related analytical tools, and features information that addresses the entire relocation process. This information includes new residence listings, community maps, education summaries, mortgage quotes, moving quotes, insurance quotes, address and utility change services, and home repair and maintenance information.

    MonsterMoving.com, which is scheduled to be launched as a new site in the third quarter of 2000, will be directly accessible to Monster.com's large base of consumer traffic through URL links and promotions on Monster.com. In addition, the cross-selling of MonsterMoving.com's services has started with the Company's other divisions and will provide an important new advertising venue for moving-related clients, particularly in the Yellow Page Advertising division, where over 30% of our Yellow Page revenues are derived from the moving services industry, including van lines, truck rentals and home services.

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

    Executive Search offers an advanced and comprehensive range of services aimed at identifying the appropriate senior executive for our clients. Such senior executives typically earn in excess of $250,000 annually. Our specialized services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure.

    Selection & Temporary Contracting offers placement services for executives and professionals in mid-level and temporary positions, as well as for specific short-term projects. Our Selection business provides services similar to our Executive Search business, and focuses on mid-level professionals or executives, who typically earn between $75,000 and $150,000, annually. Our Temporary Contracting business provides contract employees primarily in Australia, New Zealand, the United Kingdom and the U.S.

    We believe that our Executive Search and Selection & Temporary Contracting services are helping to broaden the universe of both job seekers and employers who utilize Monster.com. Through the use of Monster.com, Recruitment Advertising, Selection & Temporary Contracting and Executive Search, we believe that we can accommodate all of our clients' employee recruitment needs, which is our "Intern to CEO" strategy.

    We design and execute Yellow Page Advertising, receiving an effective commission rate from directory publishers which historically approximated 20% of Yellow Page Advertising gross billings. However, due to reductions in commission rates by the publishers and higher discounts provided to clients, the rate has declined and for 1999 was approximately 19% and has declined to approximately 17.3% by June 30, 2000. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional commission, if any, in the fourth quarter when it is certain that such commission has been earned. No such amounts were reported in the fourth quarter of 1999 due to the aggressive objectives set by the publishers, and the Company does not foresee achieving these aggressive goals in the future.

    Interactive commissions and fees were $163.0 million for the six months ended June 30, 2000, an increase of $112.3 million or 221.7% over the same period of 1999, which had Interactive commissions and fees of $50.7 million. This growth reflects an increase in the acceptance of our Interactive products and services by existing and new clients and the effect of increased sales and marketing activities. Recruitment Advertising commissions and fees were up 2.2% at $95.6 million for the six months ended June 30, 2000 versus $93.5 million for the same period of 1999 reflecting modest growth in traditional billings of 4.1%. Selection & Temporary Contracting commissions and fees were
$165.8 million, up $43.1 million or 35.1% from $122.7 million for the same period ended June 30, 1999. The increase reflects the greater demand for professional level and information service technology employees worldwide, particularly in mid-level management positions (annual salaries ranging from $75,000 to $150,000), the resumption of strong demand for temporary employees in Australia, and European acquisitions accounted for as purchases. Executive Search commissions and fees were $87.4 million for the six months ended
June 30, 2000, an increase of $3.2 million or 3.7% from $84.2 million for the comparable six months of 1999, reflecting strong global demand for senior executive positions. Yellow Page Advertising billings increased 4.6% to $268.9 million for the six month period ended June 30, 2000 and commissions and fees decreased 9.0% to

$46.4 million for the six months of 2000 compared to $51.0 million for the prior year period, reflecting substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients. Total commissions and fees as a percent of related billings for the six months ended June 30, 2000 were 48.4% as compared to 42.4% for the prior year period. The higher percentage reflects increased sales volume for Interactive, Executive Search, and Selection & Temporary Contracting, where the Company retains greater portions of the amounts billed.

    Based on our consolidated results for the periods ended June 30, 2000 and 1999, 44.4% and 47.7% respectively, of our consolidated commissions and fees are attributable to clients outside the U.S.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                             --------------------    ----------------------
                                               2000        1999         2000         1999
                                             --------    --------    ----------    --------
                                                             (IN THOUSANDS)
GROSS BILLINGS:
  Interactive(1)...........................  $102,771    $ 31,820    $  183,230    $ 56,804
  Recruitment Advertising..................   224,900     211,835       444,455     426,820
  Selection & Temporary Contracting(2).....    89,035      65,803       168,321     124,445
  Executive Search.........................    48,345      42,686        87,352      84,230
  Yellow Page Advertising..................   135,694     137,101       268,869     257,112
                                             --------    --------    ----------    --------
Total......................................  $600,745    $489,245    $1,152,227    $949,411
                                             ========    ========    ==========    ========
COMMISSIONS AND FEES:
  Interactive(1)...........................  $ 92,256    $ 28,319    $  163,030    $ 50,675
  Recruitment Advertising..................    49,040      47,102        95,553      93,527
  Selection & Temporary Contracting(2).....    88,005      65,274       165,821     122,707
  Executive Search.........................    48,345      42,686        87,352      84,199
  Yellow Page Advertising..................    23,081      27,187        46,381      50,982
                                             --------    --------    ----------    --------
Total......................................  $300,727    $210,568    $  558,137    $402,090
                                             ========    ========    ==========    ========
COMMISSIONS AND FEES AS A PERCENTAGE OF
  GROSS BILLINGS:
  Interactive(1)...........................      89.8%       89.0%         89.0%       89.2%
  Recruitment Advertising..................      21.8%       22.2%         21.5%       21.9%
  Selection & Temporary Contracting(2).....      98.8%       99.2%         98.5%       98.6%
  Executive Search.........................     100.0%      100.0%        100.0%      100.0%
  Yellow Page Advertising..................      17.0%       19.8%         17.3%       19.8%
Total......................................      50.1%       43.0%         48.4%       42.4%
EBITDA(3)..................................  $ 29,545    $ 18,572    $   52,291    $ 31,123
Cash provided by (used in) operating
  activities...............................  $ 49,119    $ 25,598    $   (8,243)   $ 12,575
Cash used in investing activities..........  $(35,437)   $(14,652)   $  (65,782)   $(36,825)
Cash provided by (used in) financing
  activities...............................  $(23,728)   $ (4,708)   $  521,374    $  9,073
Effect of exchange rate changes on cash....  $    960    $   (376)   $     (503)   $    294

------------------------

(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet.

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

    EBITDA for the indicated periods is calculated as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Net income..............................................  $ 8,505    $ 3,208    $11,555    $ 2,505
Interest (income) expense, net..........................   (5,496)     2,723     (7,290)     6,226
Income tax expense......................................   12,248      2,283     19,528      1,488
Depreciation and amortization...........................   14,288     10,358     28,498     20,904
                                                          -------    -------    -------    -------
EBITDA..................................................  $29,545    $18,572    $52,291    $31,123
                                                          =======    =======    =======    =======

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    Gross billings for the six months ended June 30, 2000 were $1,152.2 million, an increase of $202.8 million or 21.4% from $949.4 million for the six months ended June 30, 1999. Total commissions and fees for the six months ended June 30, 2000 were $558.1 million, an increase of $156.0 million or 38.8% from $402.1 million for the comparable period in 1999. Interactive commissions and fees for the six months ended June 30, 2000 were $163.0 million, an increase of $112.3 million or 221.7% compared with $50.7 million for the six months ended June 30, 1999. The increase in Interactive commissions and fees from the June 1999 period to the June 2000 period is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com's marketing campaign, (iii) increases in the services and content available on our websites, (iv) expansion into certain European markets, (v) price increases on certain products, and (vi) the continuing migration of our traditional businesses to the Internet. Recruitment Advertising commissions and fees increased 2.2% to $95.6 million for the six months ended June 30, 2000 compared to $93.5 million for the first six months of 1999. This increase reflects moderate growth in traditional billings related to publisher price increases for help-wanted advertisements placed in newspapers partially offset by migration of traditional business to the Internet. Accordingly, Interactive recruitment commissions and fees, which is included in the Interactive number above, increased 125.2% to $12.7 million for the six months ended June 30, 2000 from $5.6 million for the comparable 1999 period.
Selection & Temporary Contracting commissions and fees were $165.8 million, up $43.1 million or 35.1% from $122.7 million for the period ended June 30, 1999. The increase reflects a strong global labor market and the resulting increased demand for professional level and information service technology employees worldwide, the resumption of strong demand for temporary employees in Australia and acquisitions accounted for as purchases in Europe. Executive Search commissions and fees were $87.4 million for the six months ended June 30, 2000, an increase of $3.2 million or 3.7% from $84.2 million for the comparable six months of 1999, reflecting the strong labor market and demand for senior executive positions, partially offset by the decrease, as anticipated, in consultants at LAI (many of whom would have been deemed redundant as a result of the merger) in the second quarter of 1999, in anticipation of the merger with TMP. Yellow Page Advertising commissions and fees were $46.4 million for the six months ended June 30, 2000, a decrease of $4.6 million or 9.0% from $51.0 million for the comparable six months of 1999. This decrease was due to substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients.

    Operating expenses for the six months ended June 30, 2000 were $534.1 million, compared with $390.1 million for the same period in 1999, an increase of $144.0 million or 36.9%. The increase is primarily due to $67.2 million in higher salaries and related costs due to organic growth and acquisitions accounted for as purchases, $38.1 million in marketing and promotion expenses, primarily related to Monster.com and $29.3 million in office and general expenses. As a percent of commissions and fees operating expenses were 95.7% for the six months ended June 30, 2000 compared with 97.0% for the comparable 1999 period.

    Salaries and related expenses for the six months ended June 30, 2000 were $308.6 million, compared with $241.4 million for the same period in 1999. The increase of $67.2 million or 27.8% is primarily due to organic growth in Interactive and Selection & Temporary Contracting operations and acquisitions accounted for as purchases. Because the growth in total commissions and fees outpaced the growth in salaries and related expenses, salary and related expenses as a percent of commissions and fees declined from 60.0% for the six months ended June 30, 1999 to 55.3% for the six months ended June 30, 2000.

    Office and general expenses for the six months ended June 30, 2000 were $127.9 million, compared with $98.6 million for the same period in 1999. The increase of $29.3 million or 29.6% reflects organic growth in both Interactive and Selection & Temporary Contracting operations, and higher bad debt reserves, which reflects the $202.8 million increase in gross billings for the six months ended June 30, 2000 over the same period last year, partially offset by savings through consolidation of back offices and support functions in Recruitment and Yellow Pages Advertising. Because the growth in total commissions and fees outpaced the growth in office and general expenses, office and general expenses as a percent of commissions and fees declined from 24.5% to 22.9%.

    Marketing and promotion expenses for the six months ended June 30, 2000 were $67.7 million or 12.1% of commissions and fees, compared with $29.6 million or 7.4% of commissions and fees for the same period in 1999. The increase of $38.1 million or 129.0% is primarily due to higher marketing costs for Monster.com and reflects the Company's plan to increase the promotion of Monster.com with funds provided from increased revenues. The six months 2000 expenses include a pro rata charge pursuant to the content and marketing agreement with America Online, Inc. ("AOL") whereby Monster.com, for the payment of $100 million over four years, is the exclusive provider of career search services in the U.S. and Canada to AOL members across seven AOL properties, including the AOL Service, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

    Merger and integration costs reflect costs incurred in connection with acquisitions and accounted for as poolings of interests and reflect integration of their operations. Such costs were anticipated and factored into the prices paid for these companies. For the six months ended June 30, 2000 merger and integration costs were $22.3 million compared with $11.5 million for the same period in 1999, an increase of $10.8 million or 94.9%. The $22.3 million is comprised of $9.3 million for integration, $3.5 million for debt settlement costs pursuant to change in control provisions of a pooled company's existing loan, $4.6 million for the amortization of employee stay bonuses, payable in stock, and $4.9 million in transaction related costs such as legal, accounting, advisory fees and costs to register the shares issued in the transactions. The $11.5 million for the six months ended June 30, 1999 is comprised of $5.5 million in transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions, $2.3 million for the amortization of non-cash employee stay bonuses, $2.1 million in separation pay for the chief operating officer of an acquired company and $1.6 million of office and staff integration costs.

    Restructuring charges for the six months ended June 30, 1999 were $2.8 million. These charges relate to LAI's closing of its London and Hong Kong offices prior to LAI's merger with TMP. These charges include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    As a result of the above, operating income for the six months ended June 30, 2000 was $24.1 million, an increase of $12.1 million or 99.8% from $12.0 million for the comparable period in 1999.

    Net interest income for the six months ended June 30, 2000 was $7.3 million, compared with a net interest expense of $6.2 million for the comparable 1999 period, an improvement of $13.5 million or 217.1%. This improvement primarily reflects the investing of net proceeds from the Company's February 2000 follow-on offering after a significant portion of existing long-term debt was repaid with a portion of such proceeds. The Company completed the follow-on public offering of 4.0 million (8.0 million, adjusted for the February 29, 2000 2-for-1 stock split) shares of common stock on February 2, 2000. The net proceeds raised by the Company totaled $594.2 million.

    Taxes on income for the six months ended June 30, 2000 were $19.5 million on pre-tax profit of $30.8 million, compared with a tax of $1.5 million on pre-tax profit of $4.3 million for the six months of 1999. The increase of $18.0 million reflects the higher pretax profit in the six months ended
June 30, 2000. In addition, in each period the provision reflects expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of certain intangible assets. Also for both periods the provision is affected by profits and losses from certain pooled entities that were not taxed at the corporate level prior to their merger with TMP.

    Minority interests in consolidated earnings for the six months ended
June 30, 2000 was a $324,000 loss compared with a profit of $107,000 for the six months ended June 30, 1999.

    Equity in losses of unconsolidated affiliates, which reflected losses associated with the real estate advertising company in which the Company holds a minority interest, was $200,000 for the six months ended June 30, 1999.

    As a result of all of the above, the net income available to common and Class B common stockholders for the six months ended June 30, 2000 was $11.6 million, an increase of $9.1 million from the net income of $2.5 million for the six months ended June 30, 1999. On a diluted per share basis, the net income available to common and Class B common stockholders for the six months ended June 30, 2000 was $0.11, compared to a net income of $0.03 for the comparable 1999 period.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  1999

    Gross billings for the three months ended June 30, 2000 were $600.7 million, an increase of $111.5 million or 22.8% from $489.2 million for the three months ended June 30, 1999. Total commissions and fees for the three months ended June 30, 2000 were $300.7 million, an increase of $90.1 million or 42.8% from $210.6 million for the comparable period in 1999. Interactive commissions and fees for the three months ended June 30, 2000 were $92.3 million, an increase of $64.0 million or 225.8% compared with $28.3 million for the three months ended June 30, 1999. The increase in Interactive commissions and fees from the June 1999 period to the June 2000 period is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com's marketing campaign, (iii) increases in the services and content available on our websites, (iv) expansion into certain European markets, (v) price increases on certain products, and (vi) the continuing migration of our traditional businesses to the Internet. Recruitment Advertising commissions and fees increased 4.1% to $49.0 million for the three months ended June 30, 2000 compared to $47.1 million for the second quarter of 1999, reflecting growth in traditional billings of 6.2% despite migration of recruitment advertising to the Internet. Accordingly, Interactive recruitment commissions and fees, included in the Interactive number above, increased 145.8% to $6.9 million for the three months ended June 30, 2000 from $2.8 million for the comparable 1999 period. Selection & Temporary Contracting commissions and fees were $88.0 million, up $22.7 million or 34.8% from $65.3 million for the period ended June 30, 1999. The increase reflects the increased demand for professional level employees worldwide and the resumption of strong demand for temporary employees in Australia, particularly in the information technology sector and acquisitions. Executive Search commissions and fees were $48.3 million for the three months ended June 30, 2000, an increase of $5.6 million or 13.3% from $42.7 million for the comparable three months of 1999, reflecting strong global demand for senior executive positions. Yellow Page Advertising commissions and fees were $23.1 million for the three months ended June 30, 2000, a decrease of $4.1 million or 15.1% from $27.2 million for the comparable three months of 1999. This decrease was due to substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients.

    Operating expenses for the three months ended June 30, 2000 were $285.2 million, compared with $200.9 million for the same period in 1999, an increase of $84.3 million or 42.0%. The increase is primarily due to $36.1 million in higher salaries and related costs due to organic growth and acquisitions accounted for as purchases, $21.5 million in office and general expenses, and $19.0 million in marketing and promotion expenses, primarily related to Monster.com. As a percent of commissions and fees operating expenses were 94.8% for the three months ended June 30, 2000 compared with 95.4% for the comparable 1999 period.

    Salaries and related expenses for the three months ended June 30, 2000 were $162.6 million, compared with $126.5 million for the same period in 1999. The increase of $36.1 million or 28.5% is primarily due to acquisitions accounted for as purchases and organic growth in Interactive and Selection & Temporary Contracting operations. Salary and related expenses as a percent of commissions and fees declined from 60.1% for the three months ended June 30, 1999 to 54.1% for the three months ended June 30, 2000, primarily due to the organic growth mentioned above.

    Office and general expenses for the three months ended June 30, 2000 were $66.7 million compared with $45.2 million for the same period in 1999, an increase of $21.5 million or 47.6%. The increase reflects organic growth in both Interactive and Selection & Temporary Contracting operations and higher bad debt reserves which reflects the $111.5 million increase in gross billings for the three months ended June 30, 2000 over the same period last year, partially offset by savings through consolidation of back offices and support functions in Recruitment, Executive Search and Yellow Pages Advertising. Office and general expenses as a percent of commissions and fees increased from 21.5% to 22.2%. This increase in expenses as a percent of commissions & fees is primarily due to higher bad debt reserve, partially offset by the organic growth and cost reductions mentioned above.

    Marketing and promotion expenses for the three months ended June 30, 2000 were $38.4 million or 12.8% of commissions and fees, compared with $19.4 million or 9.2% of commissions and fees for the same period in 1999. The increase of $19.0 million or 97.9% is primarily due to higher marketing costs for Monster.com and reflects the Company's plan to increase the promotion of Monster.com with funds provided from increased revenues. The second quarter 2000 expenses include a pro rata charge pursuant to the content and marketing agreement with America Online, Inc. ("AOL") whereby Monster.com, for the payment of $100 million over four years, is the exclusive provider of career search services in the U.S. and Canada to AOL members across seven AOL properties, including the AOL Service, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

    Merger and integration costs reflect costs incurred with acquisitions accounted for as poolings of interests and reflect integration of their operations. For the three months ended June 30, 2000 merger and integration costs were $13.6 million compared with $6.8 million for the same period in 1999, an increase of $6.8 million or 101.7%. Included in the 2000 amount was $4.2 million for integration costs, $3.6 million in transaction costs, $3.5 million of debt settlement costs pursuant to change in control provisions of the loan in connection with an acquisition and $2.3 million for the amortization of employee stay bonuses payable in stock in connection with certain of the acquisitions. The merger and integration costs of $6.8 million for the three months ended June 30, 1999 are primarily comprised of $2.3 million in transaction costs,

$2.1 million in separation pay for the chief operating officer of an acquired company, $1.6 million in integration costs and $0.8 million for the amortization of employee stay bonuses which is payable in stock in connection with certain of the acquisitions.

    As a result of the above, operating income for the three months ended June 30, 2000 was $15.5 million, an increase of $5.8 million or 60.5% from $9.7 million for the comparable period in 1999.

    Net interest income for the three months ended June 30, 2000 was $5.5 million, compared with a net interest expense of $2.7 million for the comparable 1999 period, an improvement of $8.2 million or 301.8%. This improvement primarily reflects the investing of net proceeds from the Company's February 2000 follow-on offering after a significant portion of existing long-term debt was repaid with a portion of such proceeds. The Company completed the follow-on public offering of 4.0 million (8.0 million, adjusted for the February 29, 2000 2-for-1 stock split) shares of common stock on February 2, 2000. The net proceeds raised by the Company totaled $594.2 million.

    Taxes on income for the three months ended June 30, 2000 were $12.2 million on pre-tax profit of $20.5 million, compared with a tax of $2.3 million on pre-tax profit of $5.6 million for the second quarter of 1999. The increase of $9.9 million reflects the higher pretax profit in the three months ended
June 30, 2000. In addition, in each quarter the provision reflects expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of certain intangible assets. Also for both periods the provision is affected by profits and losses from certain pooled entities that were not taxed at the corporate level prior to their merger with TMP.

    Minority interests in consolidated earnings for the three months ended
June 30, 2000 was a $243,000 loss compared with a profit of $8,000 for the three months ended June 30, 1999.

    Equity in losses of unconsolidated affiliates, which reflected losses associated with the real estate advertising company in which the Company holds a minority interest, was $100,000 for the three months ended June 30, 1999.

    As a result of all of the above, the net income available to common and Class B common stockholders for the three months ended June 30, 2000 was $8.5 million, an increase of $5.3 million from the net income of $3.2 million for the three months ended June 30, 1999. On a diluted per share basis, the net income available to common and Class B common stockholders for the three months ended June 30, 2000 was $0.08, compared to a net income of $0.04 for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions,
(ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive business. Our working capital requirements are generally higher in the quarters ending March 31 and June 30 during which payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through
(a) funds provided by operating activities, (b) equity offerings, (c) long-term borrowings, and (d) capital leases. On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

    Net cash used in operating activities for the six months ended June 30, 2000 was $8.2 million and net cash provided by operating activities for the six months ended June 30, 1999 was $12.6 million. The increase in cash used in operating activities of $20.8 million for 2000 over 1999 was primarily attributable to (i) $50.3 million due to increases in accounts receivable for the 2000 period over the 1999 period, related mostly to growth at Monster.com, Selection & Temporary Contracting and Recruitment Advertising

(ii) $25.5 million resulting from decreases in cash from accounts payable and accrued liabilities and (iii) $1.8 million due to the effects of higher earnings from pooled companies in both the current and previous period, partially offset by (i) $28.2 million increase in earnings after adjusting for non-cash items
(ii) $18.8 million resulting from increases in deferred commissions and fees, primarily at Monster.com and (iii) $9.8 million related to increases in the use of funds for work-in-process and prepaid and other assets for the 2000 period over the 1999 period.

    EBITDA was $52.3 million for the six months ended June 30, 2000, an increase of $21.2 million or 68.0% from $31.1 million for the six months ended June 30, 1999. The increase primarily reflects, for the 2000 period, a $12.0 million increase in operating profits and $7.6 million more in depreciation and amortization costs. As a percentage of commissions and fees, EBITDA increased to 9.4% for the six months ended June 30, 2000 as compared with 7.7% for the six months ended June 30, 1999. The higher percent reflects the improved operating margins (including the effects of merger and integration costs), which were 4.0% and 2.8% of commissions and fees for the 2000 and 1999 periods, respectively.

    Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $65.8 million and $36.8 million, respectively. The $29.0 million increase in cash used in 2000 compared to 1999 was due to a $14.5 million increase in payments for business acquisitions and $14.5 million for capital expenditures, primarily leasehold improvements and computer equipment and software for the expansion of the Company's global technology infrastructure.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures, and leasehold improvements will be approximately $70 to $80 million for the year ended December 31, 2000.

    Our financing activities include equity offerings, borrowings and repayments under our bank financing agreements and borrowings for and payments on
(i) installment notes, principally to finance acquisitions, (ii) capital leases and (iii) equipment. Our financing activities for the six months ended June 30, 2000 and June 30, 1999 provided net cash of $521.3 million and $9.1 million, respectively. The change of $512.2 million resulted primarily from $594.2 million in net proceeds from our follow-on common stock offering and a $12.6 million increase in cash received from the exercise of employee stock options, partially offset by net repayments in the 2000 period of $88.1 million against credit facilities and capitalized lease obligations compared with a net increase in credit facilities and capitalized lease obligations of $7.2 million in the prior year period.

    At June 30, 2000, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 5, 2003. Of such line, at June 30, 2000, approximately $156.1 million was unused and accounts receivable is sufficient to allow drawdown of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $12.2 million for our operations in Australia, New Zealand, France, Belgium, and Italy, of which approximately $3.6 million was unused at June 30, 2000.

    Cash and cash equivalents at June 30, 2000 were $511.4 million, an increase of $446.8 million from $64.6 million at December 31, 1999, and were $446.4 million higher than the June 30, 1999 balance of $65.0 million.

    We intend to continue our acquisition strategy and the marketing and promotion of our Interactive businesses through the use of cash-on-hand, operating profits, issuance of additional shares of our common stock, borrowings against our long-term debt facility and seller financed notes. We believe that our anticipated cash flow from operations, cash-on-hand, as well as the availability of funds under our existing financing agreements will provide us with sufficient liquidity to meet our current foreseeable cash needs.

RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. The FASB further amended SFAS No. 133 in June 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

    In 1999, the SEC issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

    In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and is effective for quarters beginning after June 30, 2000. Although the Company is still evaluating its impact, the Company does not believe its adoption will have a significant effect on its financial statements.

YEAR 2000 ISSUE

    We completed our Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs were approximately $3.0 million. Through the six months ended June 30, 2000 we have not experienced any Year 2000 problems either internally or from outside sources. We have no reason to believe that Year 2000 failures will materially affect us in the future. However, since it may take several additional months before it is known whether we or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that we will not experience losses or disruptions due to Year 2000 computer-related problems. We will continue to monitor the operation of our computers and microprocessor-based devices for any Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Substantially all of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $28.9 million, including $18.3 million reflected as a reduction to accounts receivable and $7.7 million for letters of credit, as of June 30, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to the higher of the prime rate, Federal Funds rate less 1/2 of 1% or LIBOR plus 50 basis points as specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the six months ended June 30, 2000 approximately 44.4% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months of 2000, due to the strengthening of the U.S. dollar, the Company had an exchange loss of $37.9 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar.

                           PART II OTHER INFORMATION

ITEM 2(C).   CHANGES IN SECURITIES AND USE OF PROCEEDS

    1. On April 3, 2000, we issued 1,022,257 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock in System One Services, Inc.

    2. On April 4, 2000 we issued 54,041 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock in GTR Advertising, Inc.

    3. On May 9, 2000 we issued 947,916 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock in Virtual
Relocation.com, Inc.

    4. On May 12, 2000 we issued 51,906 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of NIBO Holding B.V.

    5. On May 17, 2000 we issued 205,703 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Business Technologies Limited.

    6. On May 31, 2000 we issued 164,833 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Simpatix Inc., and in connection with issuances of stock related stay bonuses.

    7. On May 31, 2000 we issued 623,892 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Web Technology Partners, Inc.

    8. On May 31, 2000 we issued 144,601 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Rollo
Associates, Inc., and in connection with issuances of stock related stay bonuses.

    9. On June 5, 2000 we issued 23,817 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Management Resources International B.V.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a) The annual meeting of Stockholders was held on June 14, 2000.

    (b) The following directors were elected at the Annual Meeting and received the vote indicated:

                                                           FOR       WITHELD
                                                       -----------   --------
Andrew J. McKelvey...................................  122,750,255   532,889
George Eisele........................................  122,745,493   537,652
Michael Kaufman......................................  122,873,836   409,309
James J. Treacy......................................  122,750,344   532,801
John Swann...........................................  122,746,568   536,577
Ronald J. Kramer.....................................  122,875,294   407,851

    (c) The adoption of the Amendment to the Company's Certificate of Incorporation was approved by the vote indicated:

For: .......................................................  60,789,956
Against: ...................................................  14,858,405
Abstain: ...................................................      14,784

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as a part of this report:

           27.1 Financial Data Schedule - June 30, 2000

           27.2 Financial Data Schedule - June 30, 1999

    (b) (i) The Company's Current Report of Form 8-K, filed June 30, 2000, relating to the Company's acquisition of MoveCentral, Inc.

    All other items of this report are inapplicable.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

                                                       TMP WORLDWIDE INC.
                                                       (REGISTRANT)

Dated: August 14, 2000                                 By:  /s/ BART CATALANE
                                                            -----------------------------------------
                                                            Bart Catalane
                                                            Chief Financial Officer
                                                            (Principal Financial and Accounting
                                                            Officer)