Form 10-Q
period 2000-09-30
TMP WORLDWIDE INC
filed 2000-11-14
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

                       COMMISSION FILE NUMBER: 000-21571

                            ------------------------

                               TMP WORLDWIDE INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3906555
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

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

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING ON NOVEMBER 6, 2000
-----                                              -------------------------------
Common Stock.....................................             93,016,140
Class B Common Stock.............................              4,762,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE NO.
                                                                          --------
PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets--September 30, 2000
              and
              December 31, 1999.........................................        3

            Consolidated Condensed Statements of Income (Loss)--Three
              Months and Nine Months Ended September 30, 2000 and
              1999......................................................        4

            Consolidated Condensed Statements of Comprehensive Income
              (Loss)--Three Months and Nine Months Ended September 30,
              2000 and 1999.............................................        5

            Consolidated Condensed Statement of Stockholders'
              Equity--Nine Months Ended September 30, 2000..............        6

            Consolidated Condensed Statements of Cash Flows--Nine Months
              Ended September 30, 2000 and 1999.........................        7

            Notes to Consolidated Condensed Financial Statements........     8-21

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    22-34

Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................       35

PART II  OTHER INFORMATION

Item 2(c).  Changes in Securities and Use of Proceeds...................       36

Item 6.     Exhibits and Reports on Form 8-K............................       36

            Signature...................................................       37

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  505,116      $   64,615
  Accounts receivable, net..................................       556,322         466,573
  Work-in-process...........................................        36,889          25,632
  Prepaid and other.........................................        62,131          60,053
                                                                ----------      ----------
    Total current assets....................................     1,160,458         616,873
  Property and equipment, net...............................       107,839          81,026
  Intangibles, net..........................................       452,040         311,873
  Deferred income taxes.....................................        22,037          25,237
  Other assets..............................................        34,470          22,505
                                                                ----------      ----------
                                                                $1,776,844      $1,057,514
                                                                ==========      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  347,136      $  365,945
  Accrued expenses and other current liabilities............       232,618         135,706
  Accrued integration and restructuring costs...............        21,815          21,453
  Deferred commissions and fees.............................       127,733          72,298
  Current portion of long term debt.........................         9,706          11,068
                                                                ----------      ----------
    Total current liabilities...............................       739,008         606,470
  Long term debt, less current portion......................        28,587         100,102
  Other long-term liabilities...............................        25,359          30,726
                                                                ----------      ----------
    Total liabilities.......................................       792,954         737,298
                                                                ----------      ----------

Minority interest...........................................            --               9
                                                                ----------      ----------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................            --              --
  Common stock, $.001 par value, authorized 1,000,000,000
    shares; issued and outstanding: 92,521,968 and
    81,715,184 shares.......................................            92              81
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000
    shares..................................................             5               5
Additional paid-in capital..................................     1,062,500         367,868
Other comprehensive loss....................................       (63,870)         (4,899)
Deficit.....................................................       (14,837)        (42,848)
                                                                ----------      ----------
    Total stockholders' equity..............................       983,890         320,207
                                                                ----------      ----------
                                                                $1,776,844      $1,057,514
                                                                ==========      ==========

    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Commissions and fees................................  $339,239   $236,648   $900,642   $640,923
                                                      --------   --------   --------   --------
Operating expenses:
  Salaries & related................................   168,582    129,159    478,275    371,591
  Office & general..................................    70,671     48,907    199,072    147,989
  Marketing & promotion.............................    48,842     17,676    116,565     47,263
  Merger & integration..............................    14,823     34,808     37,146     46,262
  Restructuring.....................................        --         --         --      2,789
  Amortization of intangibles.......................     4,390      3,202     11,930      9,369
                                                      --------   --------   --------   --------
    Total operating expenses........................   307,308    233,752    842,988    625,263
                                                      --------   --------   --------   --------
Operating income....................................    31,931      2,896     57,654     15,660
                                                      --------   --------   --------   --------
Other income (expense):
  Interest income (expense), net....................     6,345     (3,031)    13,674     (9,230)
  Other, net........................................       209       (910)      (377)    (2,421)
                                                      --------   --------   --------   --------
                                                         6,554     (3,941)    13,297    (11,651)
                                                      --------   --------   --------   --------
Income (loss) before provision for income taxes,
  minority interests and equity in losses of
  affiliates........................................    38,485     (1,045)    70,951      4,009
Provision for income taxes..........................    15,165      2,089     34,714      3,583
                                                      --------   --------   --------   --------
Income (loss) before minority interests and equity
  in losses of affiliates...........................    23,320     (3,134)    36,237        426
Minority interests..................................       (62)        --       (386)       107
Equity in losses of affiliates......................        --       (100)        --       (300)
                                                      --------   --------   --------   --------
Net income (loss) applicable to common and Class B
  common stockholders...............................  $ 23,382   $ (3,234)  $ 36,623   $     19
                                                      ========   ========   ========   ========
Net income (loss) per common and Class B common
  share:
  Basic.............................................  $   0.24   $  (0.04)  $   0.38   $   0.00
                                                      ========   ========   ========   ========
  Diluted...........................................  $   0.23   $  (0.04)  $   0.36   $   0.00
                                                      ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.............................................    96,705     84,754     95,176     83,992
                                                      ========   ========   ========   ========
  Diluted...........................................   103,515     84,754    102,135     88,661
                                                      ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income (loss)...........................................  $ 23,382   $ (3,234)
Foreign currency translation adjustment.....................   (21,034)    (1,276)
                                                              --------   --------
Comprehensive income (loss).................................  $  2,348   $ (4,510)
                                                              ========   ========

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Net income..................................................  $ 36,623    $  19
Foreign currency translation adjustment.....................   (58,971)    (697)
                                                              --------    -----
Comprehensive loss..........................................  $(22,348)   $(678)
                                                              ========    =====

    See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          CLASS B
                                                       COMMON STOCK,
                                                      $.001 PAR VALUE      ADDITIONAL       OTHER                       TOTAL
                                                    --------------------    PAID-IN     COMPREHENSIVE               STOCKHOLDERS'
                              SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL          LOSS        DEFICIT       EQUITY
                            ----------   --------   ---------   --------   ----------   --------------   --------   -------------
Balance, January 1,
  2000....................  81,715,184     $81      4,762,000      $5      $ 367,868       $ (4,899)     $(42,848)    $320,207
Issuance of common stock
  in connection with a
  pubic offering completed
  February 2, 2000........   8,000,000       8             --      --        594,230             --            --      594,238
Issuance of common stock
  in connection with the
  exercise of options.....   1,811,112       2             --      --         27,747             --            --       27,749
Tax benefit from the
  exercise of stock
  options.................          --      --             --      --         10,096             --            --       10,096
Issuance of common stock
  in connection with
  acquisitions............     904,717       1             --      --         60,261             --            --       60,262
Issuance of common stock
  for matching
  contribution to 401(k)
  plan....................      14,399      --             --      --          1,023             --            --        1,023
Issuance of common stock
  for employee stay
  bonuses.................      26,702      --             --      --            648             --            --          648
Other issuances of common
  stock of pooled
  entities................      49,854      --             --      --            627             --            --          627
Foreign currency
  translation
  adjustment..............          --      --             --      --             --        (58,971)           --      (58,971)
Pooled company earnings
  included in both current
  and previous periods....          --      --             --      --             --             --          (285)        (285)
Dividends declared by
  pooled companies........          --      --             --      --             --             --        (8,327)      (8,327)
Net income................          --      --             --      --             --             --        36,623       36,623
                            ----------     ---      ---------      --      ----------      --------      --------     --------
Balance, September 30,
  2000....................  92,521,968     $92      4,762,000      $5      $1,062,500      $(63,870)     $(14,837)    $983,890
                            ==========     ===      =========      ==      ==========      ========      ========     ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  36,623   $      19
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     43,878      33,445
    Provision for doubtful accounts.........................     18,448       8,908
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................      1,671       2,031
    Tax effect of stock options.............................     10,096       6,214
    (Gain) loss on disposal & write-down of fixed assets....        (35)      7,297
    Provision (benefit) for deferred income taxes...........     13,919      (6,802)
    Minority interests and other............................       (386)      1,176
    Effect of pooled companies included in more than one
      period................................................       (285)      3,784
  Changes in assets and liabilities, net of effects of
    purchases of businesses:
    Increase in accounts receivable, net....................    (75,370)    (77,932)
    (Increase) decrease in work-in-process, prepaid and
      other assets..........................................    (36,864)     12,693
    Increase in deferred commissions and fees...............     53,800      31,570
    Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities................     (9,359)     49,538
                                                              ---------   ---------
      Total adjustments.....................................     19,513      71,922
                                                              ---------   ---------
      Net cash provided by operating activities.............     56,136      71,941
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (48,697)    (23,216)
  Payments for purchases of businesses, net of cash
    acquired................................................    (92,148)    (21,829)
  Proceeds from sale of assets and other....................         --       9,420
                                                              ---------   ---------
      Net cash used in investing activities.................   (140,845)    (35,625)
                                                              ---------   ---------
Cash flows from financing activities:
  Borrowings under line of credit and proceeds from issuance
    of debt.................................................    150,367     927,935
  Repayments under line of credit and principal payments on
    debt....................................................   (233,494)   (947,608)
  Net proceeds from issuance of common stock................    594,238       2,419
  Cash received from the exercise of employee stock
    options.................................................     27,749       8,159
  Other.....................................................         --      (2,000)
  Dividends paid by pooled entities.........................     (8,327)    (14,030)
  Payments on capitalized leases............................     (3,212)    (10,752)
                                                              ---------   ---------
      Net cash provided by (used in) financing activities...    527,321     (35,877)
                                                              ---------   ---------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................     (2,111)       (590)
                                                              ---------   ---------
  Net increase (decrease) in cash and cash equivalents......    440,501        (151)
  Cash and cash equivalents, beginning of period............     64,615      74,459
                                                              ---------   ---------
  Cash and cash equivalents, end of period..................  $ 505,116   $  74,308
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

    During the period of January 1, 2000 through June 30, 2000, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 4,819,272 shares of TMP common stock. Such transactions were accounted for as poolings of interest (the "First Half 2000 Mergers"):

                                                                                     NUMBER OF
ENTITY                                 BUSINESS SEGMENT      ACQUISITION DATE    TMP SHARES ISSUED
------                              -----------------------  -----------------   -----------------
HW Group PLC......................  Selection & Temporary    February 16, 2000         715,769
                                    Contracting

Microsurf, Inc....................  Interactive              February 16, 2000         684,462

Burlington Wells, Inc.............  Selection & Temporary    February 29, 2000          52,190
                                    Contracting

Illsley Bourbonnais...............  Executive Search         March 1, 2000             246,702

System One Services, Inc..........  Selection & Temporary    April 3, 2000           1,022,257
                                    Contracting

GTR Advertising...................  Recruitment Advertising  April 4, 2000              54,041

Virtual Relocation.com, Inc.......  Interactive              May 9, 2000               947,916

Business Technologies Ltd.........  Interactive              May 17, 2000              205,703

Simpatix, Inc.....................  Interactive              May 31, 2000              155,480

Rollo Associates, Inc.............  Executive Search         May 31, 2000              110,860

Web Technology Partners, Inc......  Interactive              May 31, 2000              623,892

    During the period of July 1, 2000 through September 30, 2000, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 355,513 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "Third Quarter 2000 Mergers"). The Third Quarter

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
2000 Mergers combined with the First Half 2000 Mergers are referred to herein as the "Nine Months 2000 Mergers."

                                                                                      NUMBER OF
                                                                                      TMP SHARES
ENTITY                                       BUSINESS SEGMENT      ACQUISITION DATE     ISSUED
------                                    -----------------------  ----------------   ----------
Rich, Gardner & Associates, Ltd.........  Recruitment Advertising  August 31, 2000      43,535

Stratascape, Inc........................  Selection & Temporary    August 31, 2000     311,978
                                          Contracting

    The Company's consolidated financial statements have been retroactively restated as of September 30, 1999 and for the three and nine months ended September 30, 1999 to reflect the Nine Months 2000 Mergers. As a result, the financial position, and statements of income (loss), comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflects the accounts of TMP as if the additional common stock issued in connection with these mergers had been issued for all periods when each of the related companies had issued their shares and for the amounts that reflect the exchange ratios of the mergers.

    In addition, for the period October 1, 1999 through September 30, 2000 the Company completed 18 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

    Amounts charged to clients for Temporary Contracting services are reported net of the costs paid to the temporary contractor. The details for such amounts are:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Temporary Contracting revenue...........................  $421,958   $363,723
Temporary Contracting costs.............................   318,770    291,969
                                                          --------   --------
Temporary Contracting, billings and commissions and
  fees..................................................  $103,188   $ 71,754
                                                          ========   ========

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Temporary Contracting revenue...........................  $172,386   $133,029
Temporary Contracting costs.............................   124,611    107,101
                                                          --------   --------
Temporary Contracting, billings and commissions and
  fees..................................................  $ 47,775   $ 25,928
                                                          ========   ========

    On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post-split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED) offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

    Basic earnings per share assumes no dilution, and is computed by dividing income available to common and Class B common stockholders by the weighted average number of common and Class B common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, based on the treasury stock method of computing such effects and contingent shares.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Basic......................................................   95,176     83,992
Effect of assumed conversion of options....................    6,959      4,669
                                                             -------     ------
Diluted....................................................  102,135     88,661
                                                             =======     ======

                                                                THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Basic......................................................   96,705     84,754
Effect of assumed conversion of options....................    6,810          *
                                                             -------     ------
Diluted....................................................  103,515     84,754
                                                             =======     ======

------------------------

* Effect of the conversion of stock options outstanding is anti-dilutive. The number of options is approximately 3,669.

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster-Registered Trademark-.com and Monstermoving(sm).com), Recruitment Advertising, Selection & Temporary Contracting, Executive Search and Yellow Page Advertising. The Company's commissions and fees are earned from the following activities: (i) advertisements placed on its career and other websites,
(ii) resume and other database access, (iii) selling and placing recruitment advertising and related services, including employee retention programs,
(iv) mid-level employee selection and temporary contracting services,
(v) executive placement services, (vi) resume screening services, and
(vii) selling and placing Yellow Page Advertising and related services. These services are provided to a large number of customers in many different

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK (CONTINUED) industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia-Pacific Region (primarily Australia and New Zealand).

NOTE 3--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period of July 1, 2000 through September 30, 2000, the Company completed the following mergers, which provided for the exchange of all of the outstanding stock of each entity for a total of 355,513 shares of TMP common stock. Such transactions were accounted for as poolings of interests.

                                                  GEOGRAPHIC                       NUMBER OF TMP
ENTITY                     BUSINESS SEGMENT         REGION      ACQUISITION DATE   SHARES ISSUED
------                  -----------------------  -------------  ----------------   -------------
Rich, Gardner &
  Associates, Ltd.....  Recruitment Advertising  North America  August 31, 2000        43,535

Stratascape, Inc......  Selection & Temporary    North America  August 31, 2000       311,978
                        Contracting

    Commissions and fees, net income (loss) applicable to common and Class B common stockholders and net income (loss) per common and Class B common share of the combining companies reflecting the effect of the Nine Months 2000 Mergers are as follows:

                                                 THREE MONTHS         NINE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                              ------------------   ------------------
COMMISSIONS AND FEES:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........       $206,331             $561,481
HW Group, PLC...............................         11,478               32,781
Microsurf, Inc..............................          1,977                4,185
Burlington Wells, Inc.......................            796                1,617
Illsley Bourbonnais.........................          1,666                4,396
System One Services, Inc....................          9,418               23,976
GTR Advertising.............................            751                2,312
Virtual Relocation.com, Inc.................            450                  951
Business Technologies Ltd...................            197                  591
Simpatix, Inc...............................              8                    1
Rollo Associates, Inc.......................            998                2,603
Web Technology Partners, Inc................            918                2,184
Rich, Gardner & Associates, Ltd.............            751                1,953
Stratascape, Inc............................            909                1,892
                                                   --------             --------
TMP, as restated............................       $236,648             $640,923
                                                   ========             ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

                                                 THREE MONTHS         NINE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                              ------------------   ------------------
NET INCOME (LOSS) APPLICABLE TO COMMON AND
  CLASS B COMMON STOCKHOLDERS:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........       $ (5,847)            $ (4,917)
HW Group, PLC...............................            (14)                 191
Microsurf, Inc..............................            661                1,489
Burlington Wells, Inc.......................            124                  389
Illsley Bourbonnais.........................            805                2,177
System One Services, Inc....................            465                 (455)
GTR Advertising.............................             88                  462
Virtual Relocation.com, Inc.................           (686)              (1,570)
Business Technologies Ltd...................             29                   85
Simpatix, Inc...............................           (135)                (376)
Rollo Associates, Inc.......................            272                  866
Web Technology Partners, Inc................             56                  (18)
Rich, Gardner & Associates, Ltd.............            255                  508
Stratascape, Inc............................            693                1,188
                                                   --------             --------
TMP, as restated............................       $ (3,234)            $     19
                                                   ========             ========
NET INCOME (LOSS) PER COMMON AND CLASS B
  COMMON SHARE:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999
  Basic.....................................       $  (0.07)            $  (0.06)
  Diluted...................................       $  (0.07)            $  (0.06)
TMP, as restated
  Basic.....................................       $  (0.04)            $   0.00
  Diluted...................................       $  (0.04)            $   0.00

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

    In connection with pooling of interests transactions completed prior to September 30, 2000, the Company expensed merger and integration costs of $37,146 in the nine months ended September 30,

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)
2000. Of this amount $20,889 is for merger costs and $16,257 is for integration costs. The merger costs for the nine month period ended September 30, 2000 consist of (a) $4,197 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt,
(b) $6,983 of non-cash employee stay bonuses (c) $2,326 for severance and
(d) $7,383 of transaction related costs, including legal, accounting, printing, advisory fees and the costs incurred for the subsequent registration of shares issued in the mergers. The $16,257 of integration costs consists of (a) $4,900 for assumed obligations of closed facilities, (b) $11,214 for consolidation of acquired facilities and (c) $875 for severance, relocation and other employee costs, partially offset by a $732 recovery of a reserve for receivables. See schedule of Accrued Integration and Restructuring Costs in the section below.

    During the nine months ended September 30, 1999, the Company expensed merger and integration costs of $46,262 which were comprised of $11,850 of transaction costs, $3,251 non-cash employee stay bonuses and $1,132 paid in cash to key personnel of a pooled company as employee stay bonuses, $4,785 in separation costs for the managers of an acquired company and $25,244 for integration costs.

    Restructuring charges for the nine months ended September 30, 1999 were $2,789. These charges relate to LAI's closing of its London and Hong Kong offices prior to LAI's merger with TMP. These charges include $516 for the write-off of leasehold improvements and fixed assets, $1,238 for severance benefits payable to 24 employees, and $1,035 for consolidation of facilities related to the restructuring.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, in the nine month period ended September 30, 2000, the Company completed twelve acquisitions using the purchase method of accounting, eight Selection & Temporary Contracting firms, two Recruitment Advertising firms and two Interactive firms for the Monstermoving(sm).com business. The total amount of cash paid for these acquisitions was approximately $98.7 million. In addition, the Company issued 828,428 shares of common stock in connection with certain of the above-mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 2000 and 1999 and the year ended December 31, 1999 assume the acquisitions in 2000 and 1999 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                               NINE MONTHS ENDED     YEAR ENDED
                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                              -------------------   ------------
                                                                2000       1999         1999
                                                              --------   --------   ------------
Commissions and fees........................................  $937,413   $720,450     $970,865
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $ 38,206   $  1,338     $ (7,609)
Net income (loss) per common and Class B common share:
  Basic.....................................................  $   0.40   $   0.02     $  (0.09)
  Diluted...................................................  $   0.37   $   0.01     $  (0.09)

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

    In connection with such plans, in the nine months ended September 30, 2000, the Company (i) expensed, as part of merger and integration expenses, $16,257, for companies acquired in transactions accounted for as poolings of interests and (ii) increased goodwill by $2,592 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

                                                          ADDITIONS                DEDUCTIONS
                                                    ---------------------   ------------------------
                                       BALANCE                                 APPLIED                    BALANCE
                                     DECEMBER 31,   CHARGED TO                 AGAINST                 SEPTEMBER 30,
                                         1999        GOODWILL    EXPENSED   RELATED ASSET   PAYMENTS       2000
                                     ------------   ----------   --------   -------------   --------   -------------
Assumed obligations on closed
  leased facilities................     $ 9,564       $  323     $ 4,900         $199       $ (6,482)     $ 8,504(a)
Consolidation of acquired
  facilities.......................       8,715          340      11,214           --         (9,977)      10,292(b)
Contracted lease payments exceeding
  current market costs.............         562           --          --           --            199          761(c)
Severance, relocation and other
  employee costs...................         954        1,929         875           --         (3,158)         600(d)
Recovery of provision for
  uncollectible receivables........          --           --        (732)         732             --           --
Pension obligations................       1,658           --          --           --             --        1,658(e)
                                        -------       ------     -------         ----       --------      -------
Total..............................     $21,453       $2,592     $16,257         $931       $(19,418)     $21,815
                                        =======       ======     =======         ====       ========      =======

------------------------

(a) Accrued liabilities for surplus property in the amount of $8,504 as of September 30, 2000 relate to leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2000 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $10,292 as of September 30, 2000 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above-market lease costs in the amount of $761 as of September 30, 2000 relate to the present value of contractual lease payments in excess of current market lease rates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)
(d) Estimated employee severance and relocation expenses and other employee costs in the amount of $600 as of September 30, 2000 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of September 30, 2000, the accrual related to approximately 50 employees, senior management, sales, service and administrative personnel. During the nine months ended September 30, 2000, payments of $3,158 were made for severance and charged against the reserve.

(e) Pension obligations in the amount of $1,658 were assumed in connection with the acquisition of Austin Knight.

    The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. Pursuant to the conclusions reached by the Emerging Issues Task Force ("EITF") of the FASB in EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," in connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price, but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

NOTE 4--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged in five lines of business: Interactive (including Monster-Registered Trademark-.com and Monstermoving(sm).com), Recruitment Advertising, Selection & Temporary Contracting, Executive Search and Yellow Page Advertising. Operations are conducted in several geographic regions: North America, Asia-Pacific (primarily Australia and New Zealand), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED) the nine month and three month periods ended September 30, 2000 and 1999. Overhead is allocated based on retroactively restated commissions and fees.

                                     INTERACTIVE                        SELECTION
                              --------------------------                    &                    YELLOW
INFORMATION BY BUSINESS                      MONSTER-      RECRUITMENT  CONTRACTING  EXECUTIVE    PAGE
SEGMENT                       MONSTER-REGISTERED TRADEMARK-.COM MOVING(SM).COM ADVERTISING TEMPORARY  SEARCH ADVERTISING  TOTAL
----------------------------  ------------   -----------   ----------   ----------   --------   ---------   --------
NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Commissions and fees:
Traditional sources.........    $     --      $     --      $146,159     $263,167    $135,240    $75,666    $620,232
Interactive.................     232,052         7,257        21,645       12,520          25      6,911     280,410
                                --------      --------      --------     --------    --------    -------    --------
Total commissions and
  fees......................     232,052         7,257       167,804      275,687     135,265     82,577     900,642
                                --------      --------      --------     --------    --------    -------    --------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead...          --            --       128,900      243,053     120,244     62,395     554,592
Interactive (a).............     190,036        15,501        17,584       10,177          21      6,001     239,320
Merger & integration........         122         1,734         2,536       22,572       9,318        864      37,146
Amortization of
  intangibles...............         348           321         4,867        4,241         761      1,392      11,930
                                --------      --------      --------     --------    --------    -------    --------
Total operating expenses....     190,506        17,556       153,887      280,043     130,344     70,652     842,988
                                --------      --------      --------     --------    --------    -------    --------
Operating income (loss):
Traditional sources.........          --            --         9,856       (6,699)      4,917     11,015      19,089
Interactive.................      41,546       (10,299)        4,061        2,343           4        910      38,565
                                --------      --------      --------     --------    --------    -------    --------
Total operating income
  (loss)....................    $ 41,546      $(10,299)     $ 13,917     $ (4,356)   $  4,921    $11,925      57,654
                                ========      ========      ========     ========    ========    =======
Total other income, net.....           *             *             *            *           *          *      13,297
                                                                                                            --------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates......           *             *             *            *           *          *    $ 70,951
                                                                                                            ========

--------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                           INTERACTIVE
                                 -------------------------------                 SELECTION &                 YELLOW
                                                     MONSTER-      RECRUITMENT    TEMPORARY    EXECUTIVE      PAGE
INFORMATION BY BUSINESS SEGMENT  MONSTER-C-.COM   MOVING(SM).COM   ADVERTISING   CONTRACTING    SEARCH     ADVERTISING    TOTAL
-------------------------------  --------------   --------------   -----------   -----------   ---------   -----------   --------
NINE MONTHS ENDED
  SEPTEMBER 30, 1999
Commissions and fees:
Traditional sources.........         $    --          $   --         $139,271      $199,291    $131,975      $79,522     $550,059
Interactive.................          69,019           5,136            8,526         4,960          --        3,223       90,864
                                     -------          ------         --------      --------    --------      -------     --------
Total commissions and fees..          69,019           5,136          147,797       204,251     131,975       82,745      640,923
                                     -------          ------         --------      --------    --------      -------     --------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead...              --              --          120,595       166,824     130,007       51,400      468,826
Interactive (a).............          64,245           5,361            7,577         3,944      13,806        3,084       98,017
Merger & integration........              --              --              401         6,343      39,142          376       46,262
Restructuring...............              --              --               --            --       2,789           --        2,789
Amortization of intangibles..            175              12            4,833         2,089         710        1,550        9,369
                                     -------          ------         --------      --------    --------      -------     --------
Total operating expenses....          64,420           5,373          133,406       179,200     186,454       56,410      625,263
                                     -------          ------         --------      --------    --------      -------     --------
Operating income (loss):
Traditional sources.........              --              --           13,442        24,035     (40,673)      26,196       23,000
Interactive.................           4,599            (237)             949         1,016     (13,806)         139       (7,340)
                                     -------          ------         --------      --------    --------      -------     --------
Total operating income (loss)..      $ 4,599          $ (237)        $ 14,391      $ 25,051    $(54,479)     $26,335       15,660
                                     =======          ======         ========      ========    ========      =======
Total other expense, net....               *               *                *             *           *            *      (11,651)
                                                                                                                         --------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates......               *               *                *             *           *            *     $  4,009
                                                                                                                         ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                    INTERACTIVE
                                 --------------------------------------------------                 SELECTION &
                                                                        MONSTER-      RECRUITMENT    TEMPORARY    EXECUTIVE
INFORMATION BY BUSINESS SEGMENT  MONSTER-REGISTERED TRADEMARK-.COM   MOVING(SM).COM   ADVERTISING   CONTRACTING    SEARCH
-------------------------------  ---------------------------------   --------------   -----------   -----------   ---------
THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Commissions and fees:
Traditional sources..........                 $    --                   $    --         $49,360       $ 95,326     $47,888
Interactive..................                  97,086                     3,099           8,928          6,341          25
                                              -------                   -------         -------       --------     -------
Total commissions and fees...                  97,086                     3,099          58,288        101,667      47,913
                                              -------                   -------         -------       --------     -------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead....                      --                        --          43,952         81,468      40,761
Interactive (a)..............                  77,960                     5,487           6,486          5,138          21
Merger & integration.........                      --                       947           1,403          8,809       3,664
Amortization of intangibles...                    184                       265           1,491          2,852         373
                                              -------                   -------         -------       --------     -------
Total operating expenses.....                  78,144                     6,699          53,332         98,267      44,819
                                              -------                   -------         -------       --------     -------
Operating income (loss):
Traditional sources..........                      --                        --           2,514          2,197       3,090
Interactive..................                  18,942                    (3,600)          2,442          1,203           4
                                              -------                   -------         -------       --------     -------
Total operating income (loss)..               $18,942                   $(3,600)        $ 4,956       $  3,400     $ 3,094
                                              =======                   =======         =======       ========     =======
Total other income, net......                       *                         *               *              *           *
Income before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates.......                       *                         *               *              *           *


                                   YELLOW
                                    PAGE
INFORMATION BY BUSINESS SEGMENT  ADVERTISING    TOTAL
-------------------------------  -----------   --------
THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Commissions and fees:
Traditional sources..........      $29,285     $221,859
Interactive..................        1,901      117,380
                                   -------     --------
Total commissions and fees...       31,186      339,239
                                   -------     --------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead....       25,003      191,184
Interactive (a)..............        1,819       96,911
Merger & integration.........           --       14,823
Amortization of intangibles...        (775)       4,390
                                   -------     --------
Total operating expenses.....       26,047      307,308
                                   -------     --------
Operating income (loss):
Traditional sources..........        5,057       12,858
Interactive..................           82       19,073
                                   -------     --------
Total operating income (loss)..    $ 5,139       31,931
                                   =======
Total other income, net......            *        6,554
                                               --------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates.......            *     $ 38,485
                                               ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                    INTERACTIVE
                                 --------------------------------------------------                 SELECTION &
                                                                        MONSTER-      RECRUITMENT    TEMPORARY    EXECUTIVE
INFORMATION BY BUSINESS SEGMENT  MONSTER-REGISTERED TRADEMARK-.COM   MOVING(SM).COM   ADVERTISING   CONTRACTING    SEARCH
-------------------------------  ---------------------------------   --------------   -----------   -----------   ---------
THREE MONTHS ENDED SEPTEMBER
  30, 1999
Commissions and fees:
Traditional sources.........                  $    --                   $    --         $44,542       $75,601     $ 47,776
Interactive.................                   31,387                     2,427           2,879         1,925           --
                                              -------                   -------         -------       -------     --------
Total commissions and fees...                  31,387                     2,427          47,421        77,526       47,776
                                              -------                   -------         -------       -------     --------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead...                       --                        --          38,139        58,775       40,535
Interactive (a).............                   26,377                     2,520           2,671         1,458        4,983
Merger & integration........                       --                        --             203         1,556       32,703
Amortization of intangibles...                     54                         6           1,598         1,060          240
                                              -------                   -------         -------       -------     --------
Total operating expenses....                   26,431                     2,526          42,611        62,849       78,461
                                              -------                   -------         -------       -------     --------
Operating income (loss):
Traditional sources.........                       --                        --           4,602        14,210      (25,702)
Interactive.................                    4,956                       (99)            208           467       (4,983)
                                              -------                   -------         -------       -------     --------
Total operating income (loss)..               $ 4,956                   $   (99)        $ 4,810       $14,677     $(30,685)
                                              =======                   =======         =======       =======     ========
Total other expense, net....                        *                         *               *             *            *
Loss before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates......                        *                         *               *             *            *


                                   YELLOW
                                    PAGE
INFORMATION BY BUSINESS SEGMENT  ADVERTISING    TOTAL
-------------------------------  -----------   --------
THREE MONTHS ENDED SEPTEMBER
  30, 1999
Commissions and fees:
Traditional sources.........       $28,540     $196,459
Interactive.................         1,571       40,189
                                   -------     --------
Total commissions and fees...       30,111      236,648
                                   -------     --------
Operating expenses:
Salaries & related, office &
  general, marketing &
  promotion, and overhead...        18,677      156,126
Interactive (a).............         1,607       39,616
Merger & integration........           346       34,808
Amortization of intangibles...         244        3,202
                                   -------     --------
Total operating expenses....        20,874      233,752
                                   -------     --------
Operating income (loss):
Traditional sources.........         9,273        2,383
Interactive.................           (36)         513
                                   -------     --------
Total operating income (loss)..    $ 9,237        2,896
                                   =======
Total other expense, net....             *       (3,941)
                                               --------
Loss before provision for
  income taxes, minority
  interests and equity in
  losses of affiliates......             *     $ (1,045)
                                               ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                        UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION        NORTH AMERICA   ASIA-PACIFIC   KINGDOM      EUROPE       TOTAL
--------------------------------        -------------   ------------   -------    -----------    -----
NINE MONTHS ENDED SEPTEMBER 30, 2000
Commissions and fees..................     $539,261       $136,559     $122,218     $102,604    $900,642
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates................     $ 63,759       $ 14,274     $(16,727)    $  9,645    $ 70,951
NINE MONTHS ENDED SEPTEMBER 30, 1999
Commissions and fees..................     $354,231       $121,244     $101,885     $ 63,563    $640,923
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates................     $(20,165)      $ 17,909     $  1,997     $  4,268    $  4,009

                                                                        UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION        NORTH AMERICA   ASIA-PACIFIC   KINGDOM      EUROPE       TOTAL
--------------------------------        -------------   ------------   -------    -----------    -----
THREE MONTHS ENDED SEPTEMBER 30, 2000
Commissions and fees..................     $210,821       $45,747      $ 46,909     $35,762     $339,239
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates................     $ 37,447       $ 5,470      $ (7,806)    $ 3,374     $ 38,485
THREE MONTHS ENDED SEPTEMBER 30, 1999
Commissions and fees..................     $135,303       $43,415      $ 36,180     $21,750     $236,648
Income (loss) before income taxes,
  minority interests and equity in
  losses of affiliates................     $ (8,628)      $ 8,661      $  1,992     $(3,070)    $ (1,045)

NOTE 5--SUBSEQUENT EVENT--JOBTRAK CORPORATION ("JOBTRAK")

    On November 7, 2000 the Company and JOBTRAK entered into a merger agreement by which the Company will acquire all of the outstanding shares of JOBTRAK in exchange for shares of TMP common stock. The transaction is being accounted for as a pooling of interests. JOBTRAK provides password protected, co-branded job listing and resume databases and interview software for over 1,000 college career centers.

    JOBTRAK enables employers to target their job listings to students and alumni from specific campuses to ensure visibility within a highly qualified and motivated pool of candidates. It also provides the following products and services:

    - InterviewTRAK--An on-campus interview schedule management tool for career centers and employers. It allows employers to review resumes and select candidates, and enables students to sign up for interview time slots online.

    - Career & Alumni Contact Network--A database which helps job-seeking college students connect with career mentors in their desired field and geographical location.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 5--SUBSEQUENT EVENT--JOBTRAK CORPORATION ("JOBTRAK") (CONTINUED)
    - Student Employment Database--A system which allows college and university career centers to post and manage on-campus, work-student, and co-op positions for students.

    - Job Search Resources--Valuable resources for students including a detailed guide to the job search process, a guide to writing your resume and online message boards.

    - Virtual Career Fairs--JOBTRAK creates and hosts national and college-specific virtual career fairs. Job seekers can visit employer booths, research the opportunities and apply for positions.

    - ScholarshipTRAK--Provided free to students, the ScholarshipTRAK database contains information on more than 600,000 individual scholarship awards from more than 8,000 funding sources.

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

OVERVIEW

    TMP Worldwide Inc. ("TMP" or the "Company"), through its flagship Interactive product, Monster-Registered Trademark-.com (www.monster.com), is the on-line recruitment leader. TMP is also the world's largest Recruitment Advertising agency network, one of the world's largest Executive Search, Selection and Temporary Contracting agencies, the world's largest Yellow Pages Advertising agency, a provider of full service interactive advertising and interactive marketing technology services, and a provider of online moving services, through the Company's Website, Monstermoving(sm).com (www.monstermoving.com).

    Our Interactive growth is attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster.com is the leading global career portal on the Web with over 17 million unique visits per month as of August 2000 per Nielson I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Belgium, Australia, New Zealand, Singapore and Hong Kong.

    A substantial part of our growth in Recruitment Advertising, Selection & Temporary Contracting and Yellow Page Advertising has been achieved through acquisitions accounted for as purchases. For the period January 1, 1997 through September 30, 2000, for all segments, we completed 67 such acquisitions, with estimated annual gross billings of approximately $545 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during the nine months ended September 30, 2000, we completed thirteen mergers that are being accounted for as poolings of interests (the "Nine Months 2000 Pooled Companies").

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

During the period of January 1, 2000 through March 31, 2000, we consummated mergers with HW Group PLC, Microsurf, Inc., Burlington Wells, Inc., and Illsley Bourbonnais (the "First Quarter 2000 Mergers"). During the period of April 1, 2000 through June 30, 2000, we consummated mergers with System One
Services, Inc., GTR Advertising, Virtual Relocation.com, Inc., Business Technologies Ltd., Simpatix, Inc., Rollo Associates, Inc., and Web Technology Partners, Inc. (the "Second Quarter 2000 Mergers"). During the period of
July 1, 2000 through September 30, 2000, we consummated mergers with Stratascape, Inc. and Rich, Gardner & Associates, Ltd. (the "Third Quarter 2000 Mergers"). Approximately 5.2 million shares of our common stock were issued in exchange for all of the outstanding common stock of the Nine Months 2000 Pooled Companies. The financial statements as of and for the nine months and quarter ended September 30, 1999 have been retroactively restated as if the Nine Months 2000 Pooled Companies had been consolidated from January 1, 1999.

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

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own Website, www.monster.com;

    - searches for permanent and temporary employees, at the executive and professional levels, and related services conducted through the Internet;

    - Internet advertising services provided to our Yellow Page Advertising clients;

    - the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

    - interactive advertising, sponsorships and referral fees, primarily on our own Website, www.monstermoving(sm).com.

    Monstermoving(sm).com's (www.monstermoving.com) provides important relocation information and services to Monster.com's job seeker and employer community, which averages over 4.4 million unique visitors and over
17.0 million unique visits per month. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

believe that these additional relocation services will be highly valued by Monster.com's audience and customer base.

    Monstermoving(sm).com, was launched in October, 2000 and prior to that date conducted business through the individual properties that the Company acquired in 2000, primarily Virtual Relocation.com, Inc. and Microsurf, Inc., which were accounted for as poolings of interest. It is already one of the Internet's most comprehensive providers of moving-related analytical tools, and features information that addresses the entire relocation process. This information includes new residence listings, community maps, education summaries, mortgage quotes, moving quotes, insurance quotes, address and utility change services, and home repair and maintenance information.

    Monstermoving(sm).com is directly accessible to Monster.com's large base of consumer traffic through URL links and promotions on Monster.com. In addition, the cross-selling of Monstermoving(sm).com's services has started with the Company's other divisions and will provide an important new advertising venue for moving-related clients, particularly in the Yellow Page Advertising division, where over 30% of our Yellow Page revenues are derived from the moving services industry, including van lines, truck rentals and home services.

    For Recruitment Advertising in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, resume screening, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our Recruitment Advertising commissions and fees, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

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

    We design and execute Yellow Page Advertising, receiving an effective commission rate from directory publishers which historically approximated 20% of Yellow Page Advertising gross billings. However, due to reductions in commission rates by the publishers and higher discounts provided to clients, the rate declined to approximately 19% in 1999 and was approximately 17.5% as of September 30, 2000. In addition to base commissions, certain yellow pages publishers pay increased commissions for volume placement by advertising agencies. We typically recognize this additional

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

commission, if any, in the fourth quarter when it is certain that such commission has been earned. No such amounts were reported in the fourth quarter of 1999 due to the aggressive objectives set by the publishers, and the Company does not foresee achieving these aggressive goals in the future.

    Interactive commissions and fees were $280.4 million for the nine months ended September 30, 2000, an increase of $189.5 million or 208.6% over the same period of 1999, which had Interactive commissions and fees of $90.9 million. This growth reflects an increase in the acceptance of our Interactive products and services by existing and new clients and the effect of increased sales and marketing activities. Recruitment Advertising commissions and fees were up 4.9% at $146.2 million for the nine months ended September 30, 2000 versus
$139.3 million for the same period of 1999 reflecting modest growth in traditional billings of 4.2% and increased fees for creative and other value-added services. Selection & Temporary Contracting commissions and fees were $263.2 million, up $63.9 million or 32.1% from $199.3 million for the same period ended September 30, 1999. The increase reflects the greater demand for professional level and information service technology employees worldwide, particularly in mid-level management positions (annual salaries ranging from $75,000 to $150,000), and acquisitions accounted for as purchases. Executive Search commissions and fees were $135.2 million for the nine months ended September 30, 2000, an increase of $3.2 million or 2.5% from $132.0 million for the comparable nine months of 1999, reflecting strong global demand for senior executive positions. Yellow Page Advertising billings increased 4.3% to $431.7 million for the nine month period ended September 30, 2000 and commissions and fees decreased 4.8% to $75.7 million for the nine months of 2000 compared to $79.5 million for the prior year period, reflecting substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients. Total commissions and fees as a percent of related billings for the nine months ended September 30, 2000 were 49.6% as compared to 43.0% for the prior year period. The higher percentage reflects increased sales volume for Interactive, Executive Search, and Selection & Temporary Contracting, where the Company retains greater portions of the amounts billed.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Based on our consolidated results for the periods ended September 30, 2000 and 1999, 42.4% and 46.5% respectively, of our consolidated commissions and fees are attributable to clients outside the U.S.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
GROSS BILLINGS:
  Interactive(1).................................  $131,123   $ 45,059   $  314,353   $  101,863
  Recruitment Advertising........................   216,639    207,039      666,801      639,919
  Selection & Temporary Contracting(2)...........    96,881     76,788      267,222      202,216
  Executive Search...............................    47,888     47,776      135,240      132,006
  Yellow Page Advertising........................   162,789    156,580      431,658      413,692
                                                   --------   --------   ----------   ----------
Total............................................  $655,320   $533,242   $1,815,274   $1,489,696
                                                   ========   ========   ==========   ==========
COMMISSIONS AND FEES:
  Interactive(1).................................  $117,380   $ 40,189   $  280,410   $   90,864
  Recruitment Advertising........................    49,360     44,542      146,159      139,271
  Selection & Temporary Contracting(2)...........    95,326     75,601      263,167      199,291
  Executive Search...............................    47,888     47,776      135,240      131,975
  Yellow Page Advertising........................    29,285     28,540       75,666       79,522
                                                   --------   --------   ----------   ----------
Total............................................  $339,239   $236,648   $  900,642   $  640,923
                                                   ========   ========   ==========   ==========
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS
  BILLINGS:
  Interactive(1).................................      89.5%      89.2%        89.2%        89.2%
  Recruitment Advertising........................      22.8%      21.5%        21.9%        21.8%
  Selection & Temporary Contracting(2)...........      98.4%      98.5%        98.5%        98.6%
  Executive Search...............................     100.0%     100.0%       100.0%       100.0%
  Yellow Page Advertising........................      18.0%      18.2%        17.5%        19.2%
Total............................................      51.8%      44.4%        49.6%        43.0%
EBITDA(3)........................................  $ 47,615   $ 14,384   $  101,541   $   46,277
Cash provided by operating activities............  $ 61,302   $ 57,208   $   56,136   $   71,941
Cash provided by (used in) investing
  activities.....................................  $(75,038)  $  1,235   $ (140,845)  $  (35,625)
Cash provided by (used in) financing
  activities.....................................  $  7,932   $(44,166)  $  527,321   $  (35,877)
Effect of exchange rate changes on cash and cash
  equivalents....................................  $ (1,608)  $   (884)  $   (2,111)  $     (590)

------------------------

(1) Represents fees earned in connection with Recruitment, Yellow Page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

    EBITDA for the indicated periods is calculated as follows:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                                      (IN THOUSANDS)
  Net income (loss)....................................  $23,382    $(3,234)   $ 36,623   $    19
  Interest (income) expense, net.......................   (6,345)     3,031     (13,674)    9,230
  Income tax expense...................................   15,165      2,089      34,714     3,583
  Depreciation and amortization........................   15,413     12,498      43,878    33,445
                                                         -------    -------    --------   -------
  EBITDA...............................................  $47,615    $14,384    $101,541   $46,277
                                                         =======    =======    ========   =======

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    Gross billings for the nine months ended September 30, 2000 were $1,815.3 million, an increase of $325.6 million or 21.9% from $1,489.7 million for the nine months ended September 30, 1999. Total commissions and fees for the nine months ended September 30, 2000 were $900.6 million, an increase of $259.7 million or 40.5% from $640.9 million for the comparable period in 1999. Interactive commissions and fees for the nine months ended September 30, 2000 were $280.4 million, an increase of $189.5 million or 208.6% compared with $90.9 million for the nine months ended September 30, 1999. The increase in Interactive commissions and fees from the September 1999 period to the September 2000 period is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users,
(ii) the benefits of Monster.com's marketing campaign, (iii) increases in the services and content available on our websites, (iv) expansion into certain European markets, (v) price increases on certain products, and (vi) the continuing migration of our traditional businesses to the Internet. Recruitment Advertising commissions and fees increased 4.9% to $146.2 million for the nine months ended September 30, 2000 compared to $139.3 million for the first nine months of 1999. This increase reflects moderate growth in traditional billings related to publisher price increases for help-wanted advertisements placed in newspapers partially offset by migration of traditional business to the Internet. Accordingly, Interactive recruitment commissions and fees, which is included in the Interactive number above, increased 153.9% to $21.6 million for the nine months ended September 30, 2000 from $8.5 million for the comparable 1999 period. Selection & Temporary Contracting commissions and fees were $263.2 million, up $63.9 million or 32.1% from $199.3 million for the period ended September 30, 1999. The increase reflects a strong global labor market and the resulting increased demand for professional workers, especially information technology and finance employees, and acquisitions accounted for as purchases. Executive Search commissions and fees were $135.2 million for the nine months ended September 30, 2000, an increase of $3.2 million or 2.5% from $132.0 million for the comparable nine months of 1999, reflecting the strong labor market

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

and demand for senior executive positions. Yellow Page Advertising commissions and fees were $75.7 million for the nine months ended September 30, 2000, a decrease of $3.8 million or 4.8% from $79.5 million for the comparable nine months of 1999. This decrease was due to substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients.

    Operating expenses for the nine months ended September 30, 2000 were $843.0 million, compared with $625.3 million for the same period in 1999, an increase of $217.7 million or 34.8%. The increase is primarily due to $106.7 million in higher salaries and related costs due to organic growth and acquisitions accounted for as purchases, $69.3 million in marketing and promotion expenses, primarily related to Monster.com and $51.1 million in office and general expenses, partially offset by reductions in merger and integration costs of $9.2 million. As a percent of commissions and fees operating expenses were 93.6% for the nine months ended September 30, 2000 compared with 97.6% for the comparable 1999 period.

    Salaries and related expenses for the nine months ended September 30, 2000 were $478.3 million, compared with $371.6 million for the same period in 1999. The increase of $106.7 million or 28.7% is primarily due to acquisitions accounted for as purchases and organic growth in Interactive and Selection & Temporary Contracting operations. Synergies from acquisitions and benefits from the scalability of our business, especially Monster.com, are reflected in the decline of salaries and related expenses as a percent of commissions and fees to 53.1% for the nine months ended September 30, 2000 from 58.0% for the nine months ended September 30, 1999.

    Office and general expenses for the nine months ended September 30, 2000 were $199.1 million, compared with $148.0 million for the same period in 1999. The increase of $51.1 million or 34.5% reflects organic growth and acquisitions in Interactive and Selection & Temporary Contracting. Synergies from the integration of acquisitions and the benefits of the scalability of the Company's businesses, especially Monster.com, are reflected in the decline in office and general expenses as a percentage of commissions and fees from 23.1% for the nine months ended September 30, 1999 to 22.1% for the nine months ended
September 30, 2000.

    Marketing and promotion expenses for the nine months ended September 30, 2000 were $116.6 million or 12.9% of commissions and fees, compared with $47.3 million or 7.4% of commissions and fees for the same period in 1999. The increase of $69.3 million or 146.6% is primarily due to higher marketing costs for Monster.com and reflects the Company's plan to increase the promotion of Monster.com with funds provided from increased revenues. The nine months ended September 30, 2000 expenses include a pro rata charge pursuant to the content and marketing agreement with America Online, Inc. ("AOL") whereby Monster.com, for the payment of $100 million over four years, is the exclusive provider of career search services in the U.S. and Canada to AOL members across seven AOL properties, including the AOL Service, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

    Merger and integration costs reflect costs incurred in connection with acquisitions accounted for as poolings of interests and reflect integration of their operations. Such costs were anticipated and factored into the prices paid for these companies. For the nine months ended September 30, 2000 merger and integration costs were $37.1 million compared with $46.3 million for the same period in 1999, a decrease of $9.2 million or 19.7%. The $37.1 million is comprised of $16.3 million for integration, $4.2 million for debt settlement costs pursuant to change in control provisions of a pooled company's existing loan, $6.9 million for the amortization of employee stay bonuses, payable in stock, and $9.7 million in transaction related costs such as legal, accounting, advisory fees and costs to register

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

the shares issued in the transactions. The $46.3 million for the nine months ended September 30, 1999 is comprised of $4.8 million for separation pay and accelerated vesting of employee stock and stock option grants, $11.9 million in transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions, $4.4 million for employee stay bonuses paid with stock, options and cash, and $25.2 million of office and staff integration costs.

    Restructuring charges for the nine months ended September 30, 1999 were $2.8 million. These charges relate to LAI's closing of its London and Hong Kong offices prior to LAI's merger with TMP. These charges include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    As a result of the above, operating income for the nine months ended September 30, 2000 was $57.7 million, an increase of $42.0 million or 268.2% from $15.7 million for the comparable period in 1999.

    Net interest income for the nine months ended September 30, 2000 was $13.7 million, compared with a net interest expense of $9.2 million for the comparable 1999 period, an improvement of $22.9 million or 248.1%. This improvement primarily reflects the investing of net proceeds from the Company's February 2000 follow-on offering after a significant portion of existing long-term debt was repaid with a portion of such proceeds. The Company completed the follow-on public offering of 4.0 million (8.0 million, adjusted for the February 29, 2000 2-for-1 stock split) shares of common stock on February 2, 2000. The net proceeds raised by the Company totaled $594.2 million.

    Taxes on income for the nine months ended September 30, 2000 were $34.7 million on pre-tax profit of $71.0 million, compared with a tax of $3.6 million on pre-tax profit of $4.0 million for the nine months of 1999. The increase of $31.1 million reflects the higher pretax profit in the nine months ended September 30, 2000. In addition, in each period the provision reflects expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of certain intangible assets. Also for both periods the provision is affected by profits and losses from certain pooled entities that were not taxed at the corporate level prior to their merger with TMP.

    Minority interests in consolidated earnings for the nine months ended September 30, 2000 was a $386,000 loss compared with a profit of $107,000 for the nine months ended September 30, 1999.

    Equity in losses of unconsolidated affiliates, which reflected losses associated with the real estate advertising company in which the Company holds a minority interest, was $300,000 for the nine months ended September 30, 1999.

    As a result of all of the above, the net income available to common and Class B common stockholders for the nine months ended September 30, 2000 was $36.6 million compared to zero for the nine months ended September 30, 1999. On a diluted per share basis, the net income available to common and Class B common stockholders for the nine months ended September 30, 2000 was $0.36, compared to $0.00 for the comparable 1999 period.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    Gross billings for the three months ended September 30, 2000 were $655.3 million, an increase of $122.1 million or 22.9% from $533.2 million for the three months ended September 30, 1999. Total

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

commissions and fees for the three months ended September 30, 2000 were $339.2 million, an increase of $102.6 million or 43.4% from $236.6 million for the comparable period in 1999. Interactive commissions and fees for the three months ended September 30, 2000 were $117.4 million, an increase of $77.2 million or 192.1% compared with $40.2 million for the three months ended September 30, 1999. The increase in Interactive commissions and fees from the September 1999 period to the September 2000 period is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com's marketing campaign, (iii) increases in the services and content available on our websites,
(iv) expansion into certain European markets, (v) price increases on certain products, and (vi) the continuing migration of our traditional businesses to the Internet. Recruitment Advertising commissions and fees increased 10.8% to $49.4 million for the three months ended September 30, 2000 compared to $44.5 million for the third quarter of 1999, reflecting growth in traditional billings of 4.6% related to new client wins, increased advertising spending by existing clients, and increases in creative and other value-added services (such as employee communication and retention) where the fees earned are higher than advertising commissions. Interactive recruitment commissions and fees, included in the $117.4 million Interactive number above, increased 210.1% to $8.9 million for the three months ended September 30, 2000 from $2.9 million for the comparable 1999 period. Selection & Temporary Contracting commissions and fees were $95.3 million, up $19.7 million or 26.1% from $75.6 million for the period ended September 30, 1999. The increase reflects the increasing worldwide demand for professional level employees, specifically information technology and finance professionals, and expansion through purchases. This division continues to grow organically by leveraging the power of the Internet and the Monster.com resume database. The division has also grown through targeted acquisitions, such as QD Group Limited in the UK, making TMP Worldwide the largest legal placement firm outside of the U.S. Executive Search commissions and fees were $47.9 million for the three months ended September 30, 2000, an increase of $0.1 million or 0.2% from $47.8 million the comparable three months of 1999. Yellow Page Advertising commissions and fees were $29.3 million for the three months ended September 30, 2000, an increase of $0.8 million or 2.6% from $28.5 million for the comparable three months of 1999. This increase was due to rate increases by publishers and net new clients.

    Operating expenses for the three months ended September 30, 2000 were $307.3 million, compared with $233.8 million for the same period in 1999, an increase of $73.5 million or 31.5%. The increase is primarily due to $39.4 million in higher salaries and related costs due to organic growth and acquisitions accounted for as purchases, $21.8 million in office and general expenses, and $31.1 million in marketing and promotion expenses, primarily related to Monster.com, partially offset by a reduction in merger and integration costs of $20.0 million. As a percent of commissions and fees operating expenses were 90.6% for the three months ended September 30, 2000 compared with 98.8% for the comparable 1999 period.

    Salaries and related expenses for the three months ended September 30, 2000 were $168.6 million, compared with $129.2 million for the same period in 1999. The increase of $39.4 million or 30.5% is primarily due to acquisitions accounted for as purchases and organic growth in Interactive and Selection & Temporary Contracting operations. Salary and related expenses as a percent of commissions and fees declined from 54.6% for the three months ended
September 30, 1999 to 49.7% for the three months ended September 30, 2000, primarily due to synergies from acquisitions and the scalability of Monster.com.

    Office and general expenses for the three months ended September 30, 2000 were $70.7 million compared with $48.9 million for the same period in 1999, an increase of $21.8 million or 44.5%. The

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

increase reflects acquisitions accounted for as purchases and organic growth in Interactive and Selection & Temporary Contracting operations. Synergies from acquisitions and benefits from the scalability of Monster.com are reflected in the decline in rent and other occupancy costs as a percent of commissions and fees to 4.8% from 5.4%. However, this benefit was offset by higher travel & entertainment, bad debts, and communication costs. Consequently, office & general remained flat as a percent of commissions and fees at 20.8% for the three months ended September 30, 2000 compared to 20.7% for the same period in 1999.

    Marketing and promotion expenses for the three months ended September 30, 2000 were $48.8 million or 14.4% of commissions and fees, compared with $17.7 million or 7.5% of commissions and fees for the same period in 1999. The increase of $31.1 million or 176.3% is primarily due to higher marketing costs for Monster.com and reflects the Company's plan to increase the promotion of Monster.com with funds provided from increased revenues. The third quarter 2000 expenses include a pro rata charge pursuant to the content and marketing agreement with America Online, Inc. ("AOL") whereby Monster.com, for the payment of $100 million over four years, is the exclusive provider of career search services in the U.S. and Canada to AOL members across seven AOL properties, including the AOL Service, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City.

    Merger and integration costs reflect costs incurred with acquisitions accounted for as poolings of interests and reflect integration of their operations. For the three months ended September 30, 2000 merger and integration costs were $14.8 million compared with $34.8 million for the same period in 1999, a decrease of $20.0 million or 57.4%. Included in the 2000 amount was $7.0 million for integration costs, $4.9 million in transaction costs, $0.6 million of debt settlement costs pursuant to change in control provisions of the loan in connection with an acquisition, $2.1 million for the amortization of employee stay bonuses payable in stock in connection with certain of the acquisitions, and $0.2 million paid in cash to key personnel of pooled companies as employee stay bonuses. The merger and integration costs of $34.8 million for the three months ended September 30, 1999 are comprised of $6.1 million in transaction costs, $2.7 million in separation pay for the chief operating officer of an acquired company, $23.6 million in integration costs and $2.4 million of employee stay bonuses which were payable in stock and cash in connection with certain of the acquisitions.

    As a result of the above, operating income for the three months ended September 30, 2000 was $31.9 million, an increase of $29.0 million or 1002.6% from $2.9 million for the comparable period in 1999.

    Net interest income for the three months ended September 30, 2000 was $6.3 million, compared with a net interest expense of $3.0 million for the comparable 1999 period, an improvement of $9.3 million or 309.3%. This improvement primarily reflects the investing of net proceeds from the Company's February 2000 follow-on offering after a significant portion of existing long-term debt was repaid with a portion of such proceeds. The Company completed the follow-on public offering of 4.0 million (8.0 million, adjusted for the February 29, 2000 2-for-1 stock split) shares of common stock on February 2, 2000. The net proceeds raised by the Company totaled $594.2 million.

    Taxes on income for the three months ended September 30, 2000 were $15.2 million on pre-tax profit of $38.5 million, compared with a tax of $2.1 million on a pre-tax loss of $1.0 million for the third quarter of 1999. The tax increase of $13.1 million reflects the higher pretax profit in the three months ended September 30, 2000. In addition, in each quarter the provision reflects expenses that are not tax deductible; these are primarily related to merger costs from pooling of interests transactions and amortization of certain intangible assets. Also for both periods the provision is affected by profits

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

and losses from certain pooled entities that were not taxed at the corporate level prior to their merger with TMP.

    Minority interests in consolidated earnings for the three months ended September 30, 2000 was a $62,000 loss compared with no amount for the three months ended September 30, 1999.

    Equity in losses of unconsolidated affiliates, which reflected losses associated with the real estate advertising company in which the Company holds a minority interest, was $100,000 for the three months ended September 30, 1999.

    As a result of all of the above, the net income available to common and Class B common stockholders for the three months ended September 30, 2000 was $23.4 million, an increase of $26.6 million from the net loss of $3.2 million for the three months ended September 30, 1999. On a diluted per share basis, the net income available to common and Class B common stockholders for the three months ended September 30, 2000 was $0.23, compared to a net loss of $0.04 for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions,
(ii) marketing and development of our Interactive business, (iii) working capital, and (iv) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and September 30 during which payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through
(a) funds provided by operating activities, (b) equity offerings, (c) long-term borrowings, and (d) capital leases. On January 27, 2000, in connection with its third public offering, the Company issued an aggregate of, on a post split basis, 8,000,000 shares of common stock at a purchase price of $77 5/16 per share. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82 million was used to pay down debt on the Company's credit line. The remainder is being invested in short and medium term interest bearing instruments until used for acquisitions, strategic equity investments and general corporate purposes.

    Net cash provided by operating activities for the nine months ended September 30, 2000 was $56.1 million and net cash provided by operating activities for the nine months ended September 30, 1999 was $71.9 million. The decrease in cash provided by operating activities of $15.8 million for 2000 over 1999 was primarily attributable to (i) $49.5 million related to the decrease in the use of funds for work-in-process and prepaid and other assets for the 2000 period over the 1999 period, (ii) $58.9 million resulting from decreases in cash from accounts payable and accrued liabilities and (iii) $4.1 million due to the effects of higher earnings from pooled companies in both the current and previous period, partially offset by (i) a $71.9 million increase in earnings after adjusting for non-cash items, (ii) $22.2 million resulting from increases in deferred commissions and fees, primarily at Monster.com and (iii)
$2.6 million due to a smaller increase in accounts receivable for the 2000 period over the 1999 period, related mostly to growth at Monster.com, Selection & Temporary Contracting and Recruitment Advertising.

    EBITDA was $101.5 million for the nine months ended September 30, 2000, an increase of $55.2 million or 119.4% from $46.3 million for the nine months ended September 30, 1999. The increase primarily reflects, for the 2000 period, a $42.0 million increase in operating profits, and $10.4 million more in depreciation and amortization costs. As a percentage of commissions and fees, EBITDA increased to 11.3% for the nine months ended September 30, 2000 as compared with 7.2%

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

for the nine months ended September 30, 1999. The higher percent reflects the improved operating margins (including the effects of merger and integration costs), which were 6.4% and 2.4% of commissions and fees for the 2000 and 1999 periods, respectively.

    Net cash used in investing activities for the nine months ended
September 30, 2000 and 1999 was $140.8 million and $35.6 million, respectively. The $105.2 million increase in cash used in 2000 compared to 1999 was due to a $70.3 million increase in payments for business acquisitions, $25.5 million for capital expenditures, primarily leasehold improvements and computer equipment and software for the expansion of the Company's global technology infrastructure and $9.4 million less in proceeds from the sale of assets.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures, and leasehold improvements will be approximately $70 to $80 million for the year ended December 31, 2000.

    Our financing activities include equity offerings, borrowings and repayments under our bank financing agreements and borrowings for and payments on
(i) installment notes, principally to finance acquisitions, (ii) capital leases and (iii) equipment. Our financing activities for the nine months ended September 30, 2000 provided net cash of $527.3 million and used $35.9 million in September 30, 1999. The change of $563.2 million resulted primarily from $594.2 million in net proceeds from our follow-on common stock offering and a $19.6 million increase in cash received from the exercise of employee stock options, partially offset by net repayments in the 2000 period of $86.3 million against credit facilities and capitalized lease obligations compared with a net increase in credit facilities and capitalized lease obligations of $30.4 million in the prior year period.

    At September 30, 2000, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring
November 5, 2003. Of such line, at September 30, 2000, approximately
$150.9 million was unused and accounts receivable are sufficient to allow draw down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $11.1 million for our operations in Australia, New Zealand, France, Belgium, and Italy, of which approximately $7.8 million was unused at September 30, 2000.

    Cash and cash equivalents at September 30, 2000 were $505.1 million, an increase of $440.5 million from $64.6 million at December 31, 1999, and were $430.8 million higher than the September 30, 1999 balance of $74.3 million.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. The FASB further amended SFAS No. 133 in September 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

    In 1999, the SEC issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

    In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and is effective for quarters beginning after September 30, 2000. Although the Company is still evaluating its impact, the Company does not believe its adoption will have a significant effect on its financial statements.

YEAR 2000 ISSUE

    We completed our Year 2000 software program conversions and compliance programs during the fourth quarter of 1999. The total external costs for such programs were approximately $3.0 million. Through the nine months ended September 30, 2000 we have not experienced any Year 2000 problems either internally or from outside sources. We have no reason to believe that Year 2000 failures will materially affect us in the future. However, since it may take several additional months before it is known whether we or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that we will not experience losses or disruptions due to Year 2000 computer-related problems. We will continue to monitor the operation of our computers and microprocessor-based devices for any Year 2000 problems.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Approximately 50% of the Company's borrowings relate to a five-year financing agreement with an outstanding principal balance of approximately $34.1 million, including $24.1 million reflected as a reduction to accounts receivable and $7.0 million for letters of credit, as of September 30, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to the Company's choice of (1)the higher of the prime rate or the Federal Funds rate less 1/2 of 1% or (2)LIBOR plus 50 basis points as specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of the remainder of the Company's borrowings are in fixed note equipment leases and seller financed notes. The Company does not have any significant trading activity in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the nine months ended September 30, 2000 approximately 42.4% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine months of 2000, due to the strengthening of the U.S. dollar, the Company had an exchange loss of $59.0 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar and the British pound.

                           PART II OTHER INFORMATION

ITEM 2(C).   CHANGES IN SECURITIES AND USE OF PROCEEDS

    1. On August 31, 2000, we issued 311,978 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Stratascape, Inc.

    2. On August 31, 2000, we issued 43,535 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Rich, Gardner & Associates, Ltd.

    3. On September 4, 2000, we issued 475,853 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, and other consideration in exchange for all of the outstanding shares of QD Group Limited.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

        27.1 Financial Data Schedule--September 30, 2000

        27.2 Financial Data Schedule--September 30, 1999

    The following reports on Form 8-K were filed from July 1, 2000 through September 30, 2000.

    (b) (i) The Company's Current Report on Form 8-K, filed July 12, 2000 relating to the Company's acquisitions of Virtual Relocation.com, Inc. and Simpatix Inc.

    (ii) The Company's Amended Current Report on Form 8-K/A, filed July 21, 2000 relating to the financials statements of Virtual Relocation.com, Inc. and Simpatix Inc. and the pro forma financial statements.

    (iii) The Company's Current Report filed on Form 8-K, filed July 21, 2000 relating to the restatement of the Company's consolidated financial statement to reflect to the consummation of mergers accounted for as pooling of interests.

    (iv) The Company's Current Report filed on Form 8-K, filed August 2, 2000 relating to the Company's announcement of earnings for the second quarter ended June 30, 2000.

    (v) The Company's Current Report filed on Form 8-K, filed September 14, 2000 relating to the Company's acquisitions of Rich, Gardner & Associates, Ltd., Stratascape, Inc. and QD Group Limited.

    (All other items of this report are inapplicable.)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

                                                       TMP WORLDWIDE INC.
                                                       (REGISTRANT)

                                                       By:
                                                            -----------------------------------------
                                                                          Bart Catalane
                                                                     CHIEF FINANCIAL OFFICER
                                                               (Principal Financial and Accounting
                                                                             Officer)

Dated: November 14, 2000