Form 10-K405
period 2000-12-31
TMP WORLDWIDE INC
filed 2001-03-22
CIK 1020416

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

             622 THIRD AVENUE, NEW YORK, NEW YORK 10017
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 351-7000

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         ------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,109,851,490 as of the close of business on March 16, 2001.

    The number of shares of Common Stock, $.001 par value, outstanding as of March 16, 2001 was approximately 105,549,958.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 20, 2001 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

    We have built Monster-Registered Trademark-.com (http://www.monster.com) into the Internet's leading career destination portal. Through Monstermoving.com(sm) we are capitalizing on the relationship between recruitment and relocation. Monstermoving.com(sm) features information that addresses the entire moving process and provides the ability to research a prospective move online. We are also one of the world's largest recruitment advertising agencies (through our Advertising & Communications division), one of the world's largest selection and temporary contracting firms (through our eResourcing division), and a premier global executive search firm. In addition to offering these career solutions, we are the world's largest yellow page advertising agency, (through our Directional Marketing division). We have more than 60,000 clients, including over 90 of the Fortune 100 and over 480 of the Fortune 500 companies.

    Job seekers look to manage their careers through us by posting their resumes on Monster.com, by searching Monster.com's database of over 485,000 paid job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career resources. In addition, employers who are our clients, look to us to help them find the right employee, whether they are searching for an entry level candidate or a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for us to grow our revenue. We believe our growth will primarily come from strengthening our leadership position in the online recruitment market, which is estimated by Forrester Research to grow from $1.2 billion in 2000 to $7.2 billion in 2005, with additional revenue growth opportunities from the executive search market, which is expected to grow from $7.1 billion in 2001 to $15.0 billion in 2005 and the temporary contracting market, which is expected to reach $160 billion in 2001. Our strategies to address this opportunity are to:

    - continue to promote the Monster.com brand through online and traditional advertising, aggressive marketing programs and select alliances or affiliations

    - leverage our more than 5,300 client service, marketing and creative personnel to expand Monster.com and

    - continue to pursue strategic acquisitions.

OUR SERVICES

    MONSTER.COM. Monster.com (http://www.monster.com), the flagship brand of our Internet properties, is the nucleus of our "Intern to CEO" strategy and the leader in the online recruitment market. To demonstrate this, in February 2001:

    - Neilson I/PRO reported that Monster.com attracted more than 23.6 million visitors who spent an average of over 15.9 minutes per visit.

    - Media Metrix reported that 6.6% of the U.S. Internet population visited Monster.com and that an average of 28.6 unique pages were viewed by each visitor.

    - Based on Media Metrix statistics, Monster.com reported a power ranking of
      188.8 (reach of 6.6 multiplied by average page views of 28.6), compared to
      36.3 for its closest competitor and 129.8 for all 9 of its competitors combined.

    We believe that the power ranking is significant because, by taking into account reach and page views, it indicates the products' recognition by and usefulness to job seekers. As a result, through Monster.com, our clients have access to over 8.6 million unique resumes in a database that is growing by an average of more than 25,000 resumes daily. To attract job seekers to Monster.com, we continue to refine and refresh the site by introducing value-added features. For example, we have 6.4 million job search agents, which allow our job seekers to express their specific job preferences and receive e-mail notification of job matches, and 13.6 million My Monster job seeker accounts, which allow job seekers to manage their careers online. We believe our clients have recognized the value of online recruitment, as evidenced by the more than 485,000 paid job postings currently on Monster.com. We have also recently introduced ChiefMonster.com, an exclusive marketplace within Monster.com, that pre-screens applicants for senior-level executive positions (VP and above) and allows approved executives to have access to the website. Once approved, these executives can explore a comprehensive selection of high-quality senior-level opportunities online, set up a sophisticated personal profile, search opportunities and take advantage of uniquely targeted career strategy content pertaining to the latest industry and salary trends.

    We continually look for ways to drive and retain site traffic. To that end, in December 1999, we entered into a content and marketing agreement with America Online, Inc. ("AOL") whereby, for the payment of $100 million, Monster.com is the exclusive provider for four years in the United States and Canada of career search services to over 27 million AOL users across seven AOL brands: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Nestscape and Digital City. We believe that this agreement will continue to increase traffic and attract new users to Monster.com. We also have customized Monster.com, in both local language and content, in 14 countries outside the United States. Currently, such local versions of Monster.com operate in Canada, the United Kingdom, the Netherlands, Australia, Belgium, France, Luxembourg, Singapore, New Zealand, Hong Kong, Germany, India, Spain and Ireland. For the year ended December 31, 2000, Monster.com generated approximately $364.0 million in gross billings and $362.0 million in commissions and fees.

    MONSTERMOVING.COM. Monstermoving(sm).com (http://www.monstermoving.com) is one of the world's largest and most effective online marketplaces for relocation information and services and moving-related decision support tools. Its strategy is to change the way people move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process. In addition, Monstermoving.com offers access to a comprehensive array of moving-related services and relocation tools, designed to reduce the time, cost and stress associated with moving. For the year ended December 31, 2000, commissions and fees from Monstermoving(sm).com were $10.9 million.

    Our total Interactive gross billings and Interactive commissions and fees for the year ended December 31, 2000 were $485.9 million and $435.2 million, respectively, reflecting the inclusion from Monster.com, Monstermoving.com and the Interactive related services of our Advertising & Communications Division, our eResourcing clients, as well as from our Directional Marketing clients, which were $31.8 million, $21.7 million and $8.8 million, respectively.

    ADVERTISING & COMMUNICATIONS (FORMERLY REFERRED TO AS RECRUITMENT ADVERTISING). We prospect talent for our clients through traditional recruiting programs that sell, market and brand employers to job seekers searching for entry level to management positions. We provide a broad range of recruitment advertising and retention services including:

    - planning and producing recruitment advertising campaigns,

    - media research, planning and buying in both traditional media and on the Internet,

    - planning and executing on-campus recruitment programs,

    - designing, developing and delivering effective project management solutions improving the speed and efficiency of the hiring process, and

    - developing employee communications strategies allowing employees to actively participate in the employer's corporate vision.

    ERESOURCING (FORMERLY REFERRED TO AS SELECTION & TEMPORARY
CONTRACTING). The mid-market selection business fills a critical niche in our "Intern to CEO" strategy by finding for our clients those professionals, below the CEO level, who typically earn between $50,000 and $150,000 and possessing the set of skills outlined by our clients. We believe that Monster.com is an excellent resource for serving this market and we are building a large database of mid-market resumes. We have also identified a suite of products geared toward this market which seek to predict whether a candidate will be successful in a given role. Temporary contracting supplements our selection services. We place employees, ranging from executives to clerical workers, in temporary situations for as little as one day to over 12 months. Contractors can be used for emergency support or to complement the skills of a client's own staff. Temporary contracting can also be linked to our selection services with the client using a "try before you buy" strategy.

    EXECUTIVE SEARCH. We offer an advanced and comprehensive range of executive search services aimed at finding the appropriate executive for our clients. Our executive search service identifies senior executives who typically earn in excess of $250,000 annually. We entered the executive search field in 1998 because recruitment and online advertising traditionally did not target the senior executive candidate. We have recently launched ChiefMonster.com, an extension of the Monster brand, that pre-screens applicants for senior-level executive positions and allows approved executives to access the website. We believe that the posting of opportunities on ChiefMonster.com streamlines the advertising process, shortens the hiring cycle and reduces the expenses associated with executive recruitment.

    DIRECTIONAL MARKETING (FORMERLY REFERRED TO AS YELLOW PAGE ADVERTISING). We develop directional marketing programs for national accounts, which are clients who sell products or services in multiple markets. According to the Yellow Page Publishers Association, the national accounts segment of the U.S. yellow page advertising market was approximately $2.0 billion in 2000. During the period of 1990 through 2000, the market grew at a compound annual rate of approximately 6.0%. Yellow page advertising is a complex process involving the creation of effective imagery and message, and the development of media plans which evaluate approximately 6,000 yellow page directories, of which our larger accounts utilize over 3,000. Coordinating the placement of advertisements in this number of directories requires an extensive effort at the local level, and our directional marketing sales, marketing and customer service staff of approximately 990 people provides an important competitive advantage in marketing and executing yellow page advertising programs.

    We take a proactive approach to yellow page advertising by undertaking original research on the efficacy of the medium, and by working to quantify the effectiveness of individual advertising campaigns. We also have a rigorous quality assurance program designed to ensure client satisfaction. We believe that this program has enabled us to maintain a yellow page client retention rate, year to year, in excess of 95%.

    For the years ended December 31, 2000 and 1999, respectively, our gross billings were $2,479.3 million and $2,021.5 million, total commissions and fees were $1,291.7 million and $909.0 million, net income (loss) was $56.9 million and $(0.8) million, and EBITDA was $156.4 million and $69.9 million.

    Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212)-351-7000 and our Internet address is http://www.tmpw.com.

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

    For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers. Online recruiting can also help to reduce the time of a job search by permitting job seekers to define their specific job needs and be contacted automatically when desired jobs become available. Online recruiting is also proving to be attractive to employers and recruiters because online job advertisements can be accessed by job seekers anywhere in the world at anytime and more cost effectively than print media. Forrester Research estimates that online spending by employers for recruitment will grow from $1.2 billion in 2000 to $7.1 billion in 2005.

    THE RECRUITMENT ADVERTISING MARKET. Recruitment advertising traditionally consists of creating and placing recruitment advertisements in the classified advertising sections of newspapers. While the recruitment advertising market has historically been cyclical, during the period of 1995 through 2000, the U.S. market grew at a compound annual rate of approximately 12% according to the Newspaper Association of America. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Further, shortages of qualified employees in many industries, particularly in the technology area, have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 2000, global spending (billings) in the recruitment classified advertisement section of newspapers was approximately $8.7 billion according to the Newspaper Association of America. Agencies which place recruitment classified advertising are paid commission rates historically ranging from approximately 10% in Australia to 15% in the U.S. and the United Kingdom of recruitment advertising placed in newspapers and earn fees for providing additional recruitment services.

    SELECTION AND TEMPORARY CONTRACTING. The mid-market selection finds for our clients those professional candidates who typically earn between $50,000 and $150,000. We have developed a suite of products and services which are aimed at this market and seek to predict whether a candidate will be successful in a given role. Temporary contracting supplements our management selection and permanent placement services and allows our clients to quickly respond to staffing needs that are a result of growth or changing business conditions. According to the Staffing Industry Report, the United States temporary staffing market grew from approximately $62 billion in revenue in 1998 to approximately $86 billion in revenue in 2000 and the United States total staffing industry is at more than $140.0 billion. The temporary staffing industry has experienced significant growth in response to the changing work environment. These changes are a result of increasing automation that has resulted and we believe will continue to result in shorter technological cycles, and global competitive pressures. Many employers responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, help control costs, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effect of layoffs. We believe fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring.

    EXECUTIVE SEARCH. The market for executive search firms is generally separated into two broad categories: retained executive search firms and contingency executive search firms. Retained executive search firms service their clients' senior management needs by acting in an ongoing client-consultant relationship to actively identify, evaluate, assess and recommend to the client suitable candidates for senior level positions. Retained search firms are generally engaged on an exclusive basis and paid a contractually agreed-to fee. Contingency executive search firms typically do not focus on the senior executives and are generally paid a percentage of the hired candidate's salary only when a candidate is successfully placed with the client. Contingency firms are generally not hired on an exclusive basis and do not focus on the assessment, evaluation or recommendation of a candidate other than to determine if the candidate's resume qualifies him/her for the position. We provide executive search services on a retained basis. Our executive search service identifies senior executive candidates who typically earn in excess of $250,000 annually.

    THE YELLOW PAGE ADVERTISING MARKET. Yellow page directories have been published in the U.S. since at least the 1890's and, traditionally, have been published almost exclusively by telephone utilities. In the early 1980's, due in part to telephone deregulation, independent companies began publishing an increasing number of directories. Currently, approximately 6,000 yellow page directories are published annually by 200 publishers and, in the U.S., many cities with populations in excess of 80,000 are served by multiple directories. The percentage of adults who use the yellow pages has remained relatively constant over the last ten years at over 56%, and such readers consult the yellow pages approximately two times weekly. Accordingly, yellow page directories continue to be a highly effective advertising medium.

    According to the Yellow Page Publishers Association, for the year ended December 31, 2000, total spending on yellow page advertisements in the U.S. was $12.0 billion. Of this amount, approximately $10.0 billion was spent by local accounts and approximately $2.0 billion was spent by national accounts. As those terms are used in the yellow page industry, "local" refers to an advertisement solicited by a yellow page publisher's own sales staff and "national" refers to an advertisement that is placed by an advertising agency and that meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories.

    The national account market, which is the client base that we service, consists of companies that sell products or services in multiple markets. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 2000, the market has grown at a compound average rate of approximately 6.0%.

OUR CAREER SOLUTIONS

    "INTERN TO CEO" MIGRATION TO INTERACTIVE. We believe that our growth in the career solutions area will continue to come from Monster.com's leadership position combined with additional online growth opportunities from the recruitment advertising, selection and temporary contracting and executive search markets and from the capturing of a greater portion of budgets previously spent by corporations on unassisted recruiting activities.

    MONSTER.COM. Monster.com (http: //www.monster.com), the flagship brand of our Interactive properties, is the nucleus of our "Intern to CEO" strategy. For the year ended December 31, 2000, Monster.com's gross billings and commissions and fees were $364.0 million and $362.0 million, respectively, and our total Interactive gross billings and commissions and fees were $485.9 million and $435.2 million, respectively.

    Based on experience with our clients, we believe that only 20% to 30% of open job positions are placed using traditional print media. We also believe that online solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, online advertising is extremely cost effective when compared to other traditional recruitment methods such as print media. Our Interactive recruitment services have been actively marketed since May 1995 and Monster.com was one of the first 500 commercial web sites out of more than 158 million which currently exist.

    According to I/PRO, Monster.com had approximately 23.6 million visits (the gross number of occasions on which a user looked up a site) in February 2001 with the average length of each visit exceeding 15 minutes. Media Metrix reported that for February 2001, 6.6% of the U.S. Internet population visited Monster.com. In addition, for this month, an average of 28.6 unique pages were viewed by each visitor, resulting in a power ranking of 188.8 (reach of 6.6 multiplied by average page views of 28.6) compared to 36.3 for the next closest company and
129.8 for all other competitors combined. We believe that the power ranking is significant because, by taking into account reach and page views, it indicates Monster.com's usefulness and recognition.

    Monster.com allows users to create their own personalized career page, My Monster. Using My Monster, job seekers can store their resumes, cover letters and job applications and create multiple Job Search Agents. They can also track how many times their resume has been viewed by employers. My Monster is at the center of the Monster.com job seeker experience, with over 13.6 million job seeker accounts as of February 2001. Monster.com's Job Search Agent continuously seeks to find the desired job for the job seeker. Job seekers can register for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Job Search Agent then continually scans the entire Monster.com job database for opportunities that match the requirements and delivers the leads to job seekers' desktops, even while they are off-line. As of February 2001, Monster.com contained over 6.4 million Job Search Agent profiles and its resume database contained over 8.6 million resumes which is growing by an average of more than 25,000 resumes daily. Job seekers post their resumes free of charge in a confidential searchable access-restricted database. This database can be searched, using keyword searches, by employers who pay for the service. Job seekers can search Monster.com's database of employment opportunities by location, job category, industry and/or keyword. Keyword searches allow a user to enter specific keywords to match skills, job titles or other requirements. We have also introduced ChiefMonster which provides a separate area for senior executives.

    As of February 2001, Monster.com listed approximately 485,000 paid postings from clients such as Adecco, Blockbuster Entertainment Inc., Dell Computer Corporation, McDonald's and Procter & Gamble Co.

    We also have developed private label applications of our Interactive products. For example, we adapted Monster.com technology to create for Nortel Networks a database of jobs which resides, through a hyper-link, on the Nortel Networks home page. The search features have the look, feel and ease of use associated with Monster.com while appearing to the user as a seamless part of the Nortel Networks site. We intend to continue to market private label products as a way to increase the size of our databases.

    To attract the maximum amount of traffic to our websites, we intend to continue to develop additional value-added content, while developing strategic alliances with other on-line content providers. For example, in 1999, we entered into a content and marketing arrangement with America Online, Inc., pursuant to which Monster.com for the payment of $100 million is the exclusive provider of career search services in the United States and Canada for four years to over 27 million AOL members across seven AOL properties: AOL, AOL Canada, Compuserve, ICQ, AOL.com, Netscape and Digital City. We believe that this agreement will continue to increase traffic and attract new users to Monster.com.

    In addition to the U.S., Monster.com has been customized, in language and content, for Canada, the U.K., the Netherlands, Australia, Belgium, France, Singapore, New Zealand, Hong Kong, India, Germany, Ireland, Spain, and Luxembourg.

    MONSTERMOVING(SM).COM. (http:// www.monstermoving.com) is one of the world's largest online marketplaces for relocation information and services and moving-related decision support tools, designed to reduce the time, cost and stress associated with moving. This website provides relocation information on more than 1,500 cities nationwide, and enables users to research real estate or rental properties, check out mortgage and insurance quotes, and compare quotes from moving companies or truck rental companies. Monstermoving.com features everything from home and apartment searches to mortgage and mover quotes, school information, and utility and community resources.

    Visitors can view more than 1.4 million new and existing homes for sale, over 130,000 new homes, models and build to suit plans, and 45,000 rental properties and access more than 1,400 participating lenders covering more than 124 different loan programs for real-time, side-by-side comparisons of mortgage rates. With one of the largest databases of moving companies anywhere, it provides free quotes based on move size, route, and timing. This database includes movers of every type and size: large, small, international, long-distance, local, full-service and self-service. Also available are side-by-side, city-to-city comparisons including cost of living, taxes, home and insurance costs; as well as quality of life factors such as population, crime index, and weather. Mortgage calculators help site visitors predict mortgage costs. Visitors can determine their qualifications for a specific loan, or how a traditional mortgage would differ from a balloon mortgage. To help movers organize and plan their move according to their move date Monstermoving.com's planner features a "to do" list relevant to each week of the user's move cycle (e.g., find a van line mover five weeks prior to the move) and sends automated email reminders to the customer. The Address Express feature allows customers to quickly and simply notify the U.S. Post Office and other organizations of their move date and new address.

    By delivering dynamic content, with site-wide geo-targeting by city, Monstermoving.com customizes information in order to provide people who are moving with a more personalized and meaningful online experience. Relocating visitors can choose a particular location or interest, and Monstermoving.com will supply specific information and resources. The result is a faster, easier way for visitors to access valuable information tailored to their unique needs and interests.

    Revenue is primarily earned from moving related businesses' advertisements and customer retention programs, such as change of address services, and from advertisements by other companies. The website is free to the consumer.

    ADVERTISING & COMMUNICATIONS. We entered the recruitment advertising business in 1993 and have expanded this business through acquisitions and internal growth. For the year ended December 31, 2000, we had recruitment advertising gross billings of $877.8 million and recruitment advertising commissions and fees of $194.0 million. In addition, Interactive commissions and fees earned by this division were $31.8 million. In addition to our worldwide offices, we maintain relationships with unaffiliated agencies throughout the world to further enhance our ability to reach qualified job candidates. We believe that as employers find it more difficult to attract qualified employees, they will increasingly seek out agencies that can implement national and, in some cases, global recruitment strategies. As a full service agency, we offer our clients comprehensive recruitment advertising services including placement of classified advertising and other recruitment and retention related services. We specialize in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates. Furthermore, we continue to increase the amount of business that we do outside of the newspapers, such as response management, development of employer image campaigns, creation of collateral materials, retention programs and other employee communications, and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. Such business accounted for approximately 9% of this division's 2000 billings and approximately 21% of its commissions and fees.

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

    We have historically found that the strongest recruitment advertising campaigns "brand" the client's image, demonstrate the client's unique selling points and stress the client's employee benefits and corporate culture. Effectively differentiating one employer from another has become particularly important in the technology and healthcare sectors where there is an acute shortage of qualified job candidates. The success of a campaign may depend on whether an organization is seen as sufficiently distinct from its competitors.

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

    After an advertisement is placed, we conduct extensive customer analysis to assure satisfaction, including monitoring the effectiveness of the chosen media. As an example, for a transportation client, we analyzed cost-per-response, cost-per-application and cost-per-hire data for over a dozen media vehicles running in approximately 30 markets in an effort to determine the return on investment of each media vehicle. Our Advertising & Communications division also maintains a quality assurance program for its larger clients which involves formal creative reviews by our clients as well as soliciting client feedback.

    In the U.S., we receive commissions generally equal to 15% of recruitment advertising gross billings. Outside of the U.S., where, collectively, we derive the majority of our recruitment advertising commissions and fees, our commission rates for recruitment advertising vary, ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom. We also earn fees from value-added services such as design, research and other creative and administrative services which resulted in aggregate commissions and fees equal to approximately 22.1% of advertising and communications gross billings for the twelve months ended December 31, 2000.

    ERESOURCING. Candidates for mid-level management positions are normally attracted by classified advertising or chosen through the use of computerized database files, a process we call "selection", as opposed to the detailed search process used for senior executives. We have enhanced this process through the use of interactive media and resume databases, mainly through Monster.com. We screen and interview applicants prior to providing the client with a short list. Upon acceptance of the short list of suitable candidates, the client then proceeds to interview the selected candidates. The next steps in the process include reference checking, negotiation of an offer, confirmation of acceptance and start date, and performance follow-ups at the end of one and three months.

    For these assignments involving mid-level executives we have also developed a process which is designed to evaluate a person's capacity to perform in a current or future role. It can be used for internal and external candidates and is based on the premise that if the requirements for an individual job are thoroughly understood, it is possible to develop testing protocols which assess and predict a candidate's ability to succeed in a specific position. Tools and exercises include aptitude testing, job simulations, behavioral and situational interviews, leadership and team exercises, group discussions, role plays and work sample tests. The goals of the selection process are to put the right people in the right job, boosting both individual job satisfaction and productivity.

    We also provide temporary contract employees in Australia, New Zealand, the United Kingdom, the United States and Western Europe. The demand for contract employee services was created by organizations' need for flexible work forces with the types of skills required to meet their particular circumstances in a changing market.

    We place qualified executives and professionals in temporary positions, or for specific short term projects. Contractors can be used for emergency support or to complement the skills of a client's core, permanent staff. Contracting can also be linked to our selection services, with the client using a "try before you buy" strategy. The period for the contracting assignment can vary from as little as one day to over 12 months.

    For the year ended December 31, 2000, eResourcing gross billings and commissions and fees, which are computed after deducting the costs of temporary contractors, were $391.6 million and $386.7 million, respectively. The costs of such temporary contractors was $518.8 million, resulting in traditional gross revenue, of $910.4 million. In addition, Interactive commissions and fees were $21.7 million.

    EXECUTIVE SEARCH. Traditional recruitment and online advertising did not efficiently target the senior executive. Therefore, in order to expand the range of services we offer to our clients, we entered the executive search field in 1998. We currently have 33 executive search offices in 16 countries. In addition, we have developed ChiefMonster, an exclusive marketplace within Monster.com, that pre-screens applicants for senior-level executive positions (VP and above). Approved executives can search for opportunities across a wide range of industries, by location, category and compensation level. Employers and search consultants who use the web site have immediate access to top-quality, pre-screened talent. We believe that our expansion into the executive search field will continue to enable us to attract and service new major clients because we can market ourselves as a full service firm that can accommodate all of our clients' employment and recruitment advertising needs from intern to CEO.

    Our retained executive search process typically targets senior level executives (those earning over $250,000, annually) and includes the following steps:

    - a consultant interviews the client in order to analyze the senior executive position that needs to be filled, the general environment of the client's work place and the character and quality of candidates that have successfully performed as an executive of the client;

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

    - the candidates are then interviewed and analyzed by the consultants to determine if the candidate meets the requisite experience and potential cultural fit outlined by the consultant and the client;

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

    For the twelve months ended December 31, 2000, Executive Search gross billings and commissions and fees were $178.4 million.

OUR DIRECTIONAL MARKETING BUSINESS

    We entered the yellow page advertising business in 1967 and have grown to become the largest yellow page advertising agency in the world based on gross billings. We have been able to use our 30 plus years of understanding consumers' use of yellow page directories to introduce our clients to other directional advertising media that facilitate a connection between consumers and our clients, such as Direct Response and Interactive. For the year ended
December 31, 2000, this division had gross billings and commissions and fees of $545.6 million and $97.5 million, respectively. This division also generated $8.8 million of interactive commissions and fees.

    CREATING AND PLACING DIRECTORY ADVERTISEMENTS. There are currently approximately 6,000 yellow page directories in the U.S. Each has a separate closing date for accepting advertisements and one or more of these closings occur on every working day of the year. The steps involved in placing an advertisement are numerous and can take as long as nine months.

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

    After designing an advertising program, we create a media plan which targets our client's customer base in a cost-effective manner. We analyze targeted directories to determine circulation, rate of usage and demographic profile. We then recommend advertisements ranging from a full page to as little as a one line listing. For some of our larger yellow page advertising clients, advertisements are placed in over 3,000 directories.

    To ensure client satisfaction, we maintain an extensive quality control program. Account teams have frequent in-person client contact as well as formal annual creative reviews. We also solicit feedback through client interviews, written surveys and other methods consisting of focus groups made up of yellow page users and yellow page user pollings. The principal aims of this program are client retention and sales growth. We believe our focus on customer service has enabled us to maintain our client retention rate, year to year, in excess of 95%.

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

    CLIENTS. Our yellow page clients generally determine the content of their advertising programs on a centralized basis. Placement of the advertising, however, requires an extensive local selling and quality control effort because many of our clients are franchisors or manufacturers who are dependent upon franchisees or independent dealers for distribution. The participation of franchisees and dealers in the yellow page program is discretionary and must be solicited at the local level. As an example of the scale of this task, in 2000, we visited or had contact with over half a million individual store locations.

    We have a yellow page sales, marketing, Interactive and customer service staff of approximately 990 people to implement this local effort. We believe the size and breadth of this staff, its local client relationships and its databases of client branch locations, franchisors and dealers provide us with a strong competitive advantage in executing the yellow page programs of existing clients. We believe these resources are critical in marketing our services to potential new clients and in marketing and executing our Interactive-based service offerings.

SALES AND MARKETING

    Our sales, marketing and customer service staff is divided into two groups:
(i) new business generation and (ii) existing client relationship maintenance and improvement. We maintain separate sales and marketing staffs for our Monster.com, Monstermoving.com, Advertising & Communications, eResourcing and Directional Marketing businesses. In addition to specializing by product, each group is accountable for, and incentivized to, cross-sell our other products. Our Interactive sales staff has targeted our advertising and communications and directional marketing clients to capitalize on the additional services that our Interactive products can cost effectively provide to such clients. In addition to pursuing cross-selling opportunities within our existing client base, each product sales force also designs targeted selling campaigns for potential new clients. We assign a marketing manager to our clients in order to work closely with the client to develop and design the appropriate marketing and advertising campaign. Our customer service representative works closely with the marketing manager and the client to implement the marketing and advertising campaign, evaluate the effectiveness of the campaign and monitor client satisfaction levels.

CLIENTS

    At December 31, 2000, we had more than 60,000 clients, including more than 90 of the Fortune 100 companies and more than 480 of the Fortune 500 companies. Our clients include: The Allstate Corporation, American Home Products Corporation, Arrow Electronics, Inc., AT&T Corp., The Coca-Cola Company, CVS Corporation, Ford Motor Company, GTE Corporation, Hewlett-Packard Company, The Home Depot, Inc., MCI Worldcom, Inc., Merck & Co., Inc., Mobil Corporation, Morgan Stanley Dean Witter, Motorola, Inc., Sears, Roebuck and Co., Sprint Corporation, Symbol Technologies, Inc. and United Parcel Service, Inc. No one client accounts for more than 5% of our total annual commissions and fees.

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

    We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have filed patent applications with respect to certain of our software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted there under will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business, financial condition and operating results.

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

EMPLOYEES

    At December 31, 2000, we employed approximately 9,500 people worldwide. Our employees are not represented by a labor union or a collective bargaining agreement. We regard the relationships with our employees as satisfactory.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

    Our business has grown rapidly in recent periods. As an example, we completed 37 mergers or acquisitions accounted for as poolings of interests and 55 acquisitions accounted for as purchases from January 1, 1998 through December 31, 2000. This growth of our business has placed a significant strain on our management and operations. Our expansion has resulted, and is expected in the future to result, in substantial growth in the number of our employees. In addition, this growth is expected to result in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, financial and management information systems. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage existing or anticipated growth, our business, financial condition and operating results will be materially adversely affected.

OUR SUCCESS DEPENDS ON THE VALUE OF OUR BRANDS, PARTICULARLY
  MONSTER-REGISTERED TRADEMARK-.COM

    Our success depends on our brands and their value. Our business would be adversely affected if we were unable to adequately protect our brand names, particularly Monster.com. We are also susceptible to others imitating our products, particularly Monster.com, and infringing our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster.com, or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

TRADITIONAL MEDIA IS IMPORTANT TO US

    A substantial portion of our total commissions and fees comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business constituted approximately 15.0% and 20.2% of our total commissions and fees for the years ended December 31, 2000 and 1999, respectively. We also receive a substantial portion of our commissions and fees from placing advertising in yellow page directories. This business constituted approximately 7.6% and 11.1% of total commissions and fees for the years ended December 31, 2000 and 1999, respectively. We cannot assure you that the total commissions and fees we receive in the future will equal the total commissions and fees which we have received in the past.

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

WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET

    The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require our continuous improvement in performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our Web sites and services. This could affect our business, financial condition and operating results. New Internet services or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of client confidence. Any disruption in Internet access or in the Internet generally could have a material adverse effect on our business, financial condition and operating results.

WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST
  US BY OTHERS

    Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

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

    Internet users can freely navigate and instantly switch among a large number of websites, many of which offer original content. It is difficult for us to distinguish our content and attract users. In addition, many other websites offer very specific, highly targeted content. These sites could have greater appeal than our sites to particular groups within our target audience.

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

    - traditional media companies;

    - executive search firms; and

    - search and selection firms.

    In addition, many advertising agencies and publications have started either to internally develop or acquire new media capabilities, including Internet. We are also competing with established companies that provide integrated specialized services like website advertising services or website design, and are technologically proficient. Many of our competitors or potential competitors have long operating histories, and some may have greater financial, management, technological development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

    We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising, executive search, recruitment advertising, or yellow page advertising markets. We cannot assure you that existing or future competitors will not develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could have a material adverse effect on our business, financial condition and operating results.

OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER

    Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

    - the timing of acquisitions;

    - the timing of yellow page directory closings, the largest number of which currently occur in the third quarter; and

    - the receipt of additional commissions from yellow page publishers for achieving a specified volume of advertising, which are typically reported in the fourth quarter.

    Generally our quarterly commissions and fees earned from recruitment advertising tend to be highest in the first quarter and lowest in the fourth quarter. Additionally, recruitment advertising commissions and fees tend to be more cyclical than yellow page commissions and fees. To the extent that a significant percentage of our commissions and fees are derived from recruitment advertising, our operating results may be subject to increased cyclicality.

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

WE FACE RESTRICTIONS IMPOSED BY BLOCKING ARRANGEMENTS

    Either by agreement with clients or for marketing or client relationship purposes, executive search firms frequently refrain, for a specified period of time, from recruiting certain employees of a client, and possibly other entities affiliated with such client, when conducting executive searches on behalf of other clients. This is known as a "blocking" or "off-limits" arrangement. Blocking arrangements generally remain in effect for one or two years following completion of an assignment. The actual duration and scope of any blocking arrangement, including whether it covers all operations of a client and its affiliates or only certain divisions of a client, generally depends on such factors as:

    - the length of the client relationship;

    - the frequency with which the executive search firm has been engaged to perform executive searches for the client; and

    - the number of assignments the executive search firm has generated or expects to generate from the client.

    Some of our executive search clients are recognized as industry leaders and/or employ a significant number of qualified executives who are potential candidates for other companies in that client's industry. Blocking arrangements with a client of this nature, or the awareness by a client's competitors of such an arrangement, may make it difficult for us to obtain executive search assignments from, or to fulfill executive search assignments for, competitors while employees of that client may not be solicited. As our client base grows, particularly in our targeted business sectors, blocking arrangements increasingly may impede our growth or ability to attract and serve new clients. This could have an adverse effect on our executive search business, results of operations and financial condition.

WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS

    We conduct operations in various foreign countries, including Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the years ended December 31, 2000 and 1999, approximately 40.0% and 44.6% of our total commissions and fees were earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

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

WE ARE INFLUENCED BY A PRINCIPAL STOCKHOLDER

    Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which together with his Class B common stock ownership represents more than 46% of the combined voting power of all classes of our voting stock. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

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

THERE MAY BE VOLATILITY IN OUR STOCK PRICE

    The market for our common stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in advertising commissions and fees, including the percentage of our commissions and fees derived from Internet-based services and products could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION

    As an advertising agency which creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the FTC Act. These sections regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the FTC enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies like us are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

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

WE HAVE NEVER PAID DIVIDENDS

    We currently intend to retain earnings, if any, to support our growth strategy. We do not anticipate paying dividends on our stock in the foreseeable future. In addition, payment of dividends on our stock is restricted by our financing agreement.

EXECUTIVE OFFICERS, DIRECTORS AND KEY PERSONNEL

    The executive officers, directors and key personnel of the Company are as follows:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Andrew J. McKelvey........................     66      Chairman of the Board, CEO and Director

Thomas G. Collison........................     61      Vice Chairman and Secretary

James J. Treacy...........................     42      Chief Operating Officer, Executive Vice
                                                       President and Director

Paul M. Camara............................     53      Executive Vice President--Creative/Sales/
                                                       Marketing

Jeffrey C. Taylor.........................     40      CEO--TMP Interactive

Andrew R. Banks...........................     49      CEO--eResourcing

Peter Dolphin.............................     53      CEO--Advertising & Communications

Stuart J. McKelvey........................     33      CEO--Directional Marketing

Steven B. Potter..........................     46      CEO--Executive Search

Thomas Zorn...............................     38      CEO--Monstermoving.com

George R. Eisele..........................     64      Executive Vice President of TMP Worldwide
                                                       Direct and Director

Bart W. Catalane..........................     44      Senior Vice President and Chief Financial
                                                       Officer

Myron F. Olesnyckyj.......................     39      Vice President--General Counsel

Michael Kaufman...........................     55      Director

John Swann................................     64      Director

Ronald J. Kramer..........................     41      Director

    Andrew J. McKelvey founded the Company in 1967, and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Page Publishers Association and the Association of Directory Marketing from 1994 through September 1996. Mr. McKelvey is the father of Stuart J. McKelvey.

    Thomas G. Collison joined the Company in February 1977 as Controller. Subsequently, he was named Vice President--Finance; Senior Vice President; Executive Vice President and Chief Financial Officer and, in March 1996, Vice Chairman. Mr. Collison received a B.S. from Fordham University.

    James J. Treacy joined the Company in June 1994 as chief executive officer of the Advertising & Communications Division. In April 1996, Mr. Treacy was named Executive Vice President--Finance and Strategy. In February 1998,
Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. In September, 1998, Mr. Treacy was named a director. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of the Ogilvy Group Inc. Mr. Treacy received a B.B.A from Siena College and an M.B.A. from St. John's University.

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

    Andrew R. Banks joined the Company in July 1999 at his current position, following the Company's acquisition of Morgan & Banks Limited ("M&B"). From 1985 until February 1999, Mr. Banks was Joint Managing Director of M&B, an international selection and temporary contracting company headquartered in Australia.

    Peter Dolphin joined the Company in January 1996 as Chairman of the Company's U.K. Advertising & Communications operations. Mr. Dolphin was one of the three founding partners of Moxon, Dolphin & Kerby, a London-based recruitment advertising agency founded in 1976, where he was a Director of the firm until its purchase by the Company in January 1996. In January 1997, Mr. Dolphin was appointed as the Managing Director of the Company's European operations and in July 1999 to his current position. He studied at the City of London University, where he graduated with a Business Studies qualification.

    Stuart J. McKelvey joined Monster-Registered Trademark-.com as a project manager in March 1996 and became a senior project manager in October 1996. He was named to his current position in March 1998. Mr. McKelvey holds a B.A. from Stetson University. Stuart J. McKelvey is the son of Andrew J. McKelvey.

    Steven B. Potter joined the Company in October 1999 at his current position, upon the Company's merger with Highland Search Group L.L.C. ("Highland"). From August 1995 until October 1999, Mr. Potter was Managing Partner and co-founder of Highland, an executive search boutique specializing in financial services. Prior to that, Mr. Potter spent 14 years with Russel Reynolds Associates, Inc., where he last headed the global banking and merchant banking practices and, beginning in 1992, served as a member of the Executive Committee. Mr. Potter is a 1977 graduate of Yale University.

    Tom Zorn joined the Company at his current position in February 2000. Prior to joining the Company, Mr. Zorn was President of Ryder TRS, coming to Ryder as Vice President of Truck Operations of Budget Truck Rental, prior to the two companies' merger. Additionally, he served in a variety of finance and management positions at Ford Motor Company from 1988 through 1996. Mr. Zorn holds an MBA from the University of Michigan.

    George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worlwide Direct, the Company's direct response business, since 1989, and a director of the Company since September 1987.

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

    Michael Kaufman has been a director of the Company since October 1997. Until July 1, 2000, Mr. Kaufman was the President of SBC/Prodigy Transition.
Mr. Kaufman previously served as President and CEO of Pacific Bell's Consumer's Market Group. Prior thereto, Mr. Kaufman was the President and CEO of Pacific Bell Communications, a subsidiary of SBC Communications Inc., and from 1993 through

April 1997 he was the regional president for the Central and West Texas market area of Southwestern Bell Telephone. Mr. Kaufman holds a B.A. and an M.B.A. from the University of Wisconsin.

    John Swann has been a director of the Company since September 1996. In 1995, Mr. Swann founded Cactus Digital Imaging Systems, Ltd., Canada's largest supplier of electronically produced large format color prints.

    Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has been a managing director of Dresdner, Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) since July 1999. Prior thereto, Mr. Kramer was the Chairman and CEO of Ladenburg Thalmann Group Inc. and had been employed there for more than the last five years. Mr. Kramer is also a director of Griffon Corporation, Lakes Gaming and New Valley Corporation.

ITEM 2.  PROPERTIES

    Substantially all of our offices are located in leased premises.

    Our principal office is located at 622 Third Avenue, New York, New York, where along with the New York Executive Search and eResourcing Divisions, we occupy approximately 104,000 square feet of space under a lease expiring in July 2015. Monthly payments under the lease currently are approximately $416,000 and escalate during the term of the lease.

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

    Not Applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    Our stock is quoted on the Nasdaq National Market under the ticker symbol "TMPW." Effective February 29, 2000, a 2-for-1 stock split in the form of a stock dividend was paid, the share and per share amounts set forth in this document give effect to the stock split. The stock was initially offered to the public on December 12, 1996 at $7.00 per share. The following table sets forth for the periods indicated the high and low reported closing sale prices per share for our stock as reported by Nasdaq.

YEAR ENDING DECEMBER 31, 2000                                   HIGH       LOW
-----------------------------                                 --------   --------
First Quarter...............................................   $92.38     $60.00
Second Quarter..............................................   $78.25     $49.13
Third Quarter...............................................   $84.75     $64.81
Fourth Quarter..............................................   $82.38     $53.06

YEAR ENDING DECEMBER 31, 1999                                   HIGH       LOW
-----------------------------                                 --------   --------
First Quarter...............................................   $34.94     $19.50
Second Quarter..............................................   $44.69     $21.50
Third Quarter...............................................   $32.81     $22.06
Fourth Quarter..............................................   $80.15     $25.00

    There were approximately 2,242 stockholders of record of our Common Stock on March 16, 2001. On March 16, 2001, the last reported sale price of our stock as reported by Nasdaq was $38.94.

DIVIDENDS

    We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by TMP to support our growth strategy. Accordingly, we do not anticipate paying cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our financing agreement restricts the payment of dividends on our stock.

ISSUANCE OF UNREGISTERED SECURITIES

    On October 2, 2000 we issued 198,271 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Accounting Solutions.

    On October 13, 2000 we issued 44,810 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of SCI Search Competence International Aktiebolag.

    On November 1, 2000 we issued 90,750 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Cashback2.com, Inc.

    On November 7, 2000 we issued 3,333,060 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Jobtrak Corporation.

    On November 28, 2000 we issued 67,505 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Craighead Inc.

    On December 6, 2000 we issued 357,782 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of SPEC Group Holdings, Inc.

    On December 8, 2000 we issued 1,764,677 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of People.com Consultants, Inc.

    On December 15, 2000 we issued 47,728 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Synapse S.A.

    On December 15, 2000 we issued 45,065 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Lacey Lee Limited.

    On December 18, 2000 we issued 87,644 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Simon Franco Recursos Humanos S/A, Opportunity Ltda. Consultoria em Recursos Humanos and Simon Franco e Associados S/C Ltda.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                             1996       1997       1998       1999        2000
                                           --------   --------   --------   --------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Commissions and fees.....................  $458,146   $628,121   $771,838   $908,955   $1,291,737
Operating expenses:
  Salaries & related.....................   263,039    352,485    442,511    512,554      667,398
  Office & general.......................   127,341    164,443    192,156    216,826      287,428
  Marketing & promotion..................     8,459     13,986     30,229     75,780      161,367
  Merger & integration...................        --         --     22,412     63,054       64,604
  Restructuring..........................        --         --      3,543      2,789           --
  Amortization of intangibles............     4,786      6,963     11,281     12,894       16,536
  Special compensation and CEO
    bonus(1).............................    52,019      1,500      1,250         --           --
Total operating expenses.................   455,644    539,377    703,382    883,897    1,197,333
Operating income.........................     2,502     88,744     68,456     25,058       94,404
Other income (expense):
  Interest income (expense), net(2)......   (14,769)   (10,725)   (13,659)   (14,126)      20,710
  Other, net.............................      (326)     1,386     (2,095)    (2,889)      (1,095)
Income (loss) before provision for income
  taxes, minority interests and equity in
  earnings (losses) of affiliates........   (12,593)    79,405     52,702      8,043      114,019
Provision for income taxes...............    11,479     23,936     17,426      8,424       57,602
Net income (loss) applicable to common
  and Class B common stockholders........   (25,185)    55,017     34,852       (788)      56,859
Net income (loss) per common and Class B
  common share:
  Basic..................................  $  (0.36)  $   0.67   $   0.40   $  (0.01)  $     0.56
  Diluted................................  $  (0.36)  $   0.66   $   0.39   $  (0.01)  $     0.53
Weighted average shares outstanding:
  Basic..................................    70,009     81,668     87,449     90,152      101,413
  Diluted................................    70,009     82,945     89,305     90,152      107,903

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1996         1997         1998         1999         2000
                                     ----------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT NUMBER OF EMPLOYEES AND OFFICES)
OTHER DATA:
Gross Billings:
  Interactive (3)..................  $   11,960   $   31,589   $   71,571   $  176,587   $  485,899
  Advertising & Communications.....     391,158      672,187      881,809      843,955      877,775
  eResourcing(4)...................     146,475      187,516      223,063      295,133      391,637
  Executive Search.................     127,893      168,107      195,268      173,558      178,399
  Directional Marketing............     466,230      497,848      520,129      532,258      545,584
                                     ----------   ----------   ----------   ----------   ----------
Total Gross Billings...............  $1,143,716   $1,557,247   $1,891,840   $2,021,491   $2,479,294
                                     ==========   ==========   ==========   ==========   ==========

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                            1996       1997       1998       1999         2000
                                          --------   --------   --------   ---------   ----------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets..........................  $354,942   $495,248   $542,209   $ 642,645   $1,248,274
Current liabilities.....................   347,156    449,584    475,215     626,800      852,804
Total assets............................   543,694    822,012    933,873   1,098,765    1,991,843
Long-term liabilities, less current
  portion...............................   105,083    167,574    178,594     136,933       81,163
Minority interests......................     3,705        431        509          --           --
Redeemable preferred stock..............     2,000         --         --          --           --
Total stockholders' equity..............    85,750    204,423    279,555     335,032    1,057,876

------------------------

(1) Special compensation consists of a non-cash, non-recurring charge of approximately $52.0 million for special management compensation in 1996 resulting from the issuance of approximately 7.2 million shares of Common Stock of the Company to stockholders of predecessor companies of the Company in exchange for their shares in those companies which they had received for nominal or no consideration, as employees or as management of businesses financed substantially by the principal stockholder of the company and, accordingly, were not considered to have made substantive investments for their minority shares. The CEO bonus for the year ended December 31, 1997 and the year ended December 31, 1998 consist of a mandatory bonus of $375,000 per quarter payable to Andrew J. McKelvey, the Company's CEO and Principal Stockholder, as provided for in the Principal Stockholder's then existing employment agreement. Receipt of these bonus amounts was permanently waived by the Principal Stockholder, and accordingly, since they were not paid, are also accounted for as contributions to Additional Paid-in Capital.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. (Please see "Business--Risk Factors" for more information.)

OVERVIEW

    TMP Worldwide Inc. ("TMP" or the "Company"), through its flagship Interactive product, Monster-Registered Trademark-.com (www.monster.com), is the on-line recruitment leader and a provider of online moving services, through the Company's website, Monstermoving(sm).com (www.monstermoving.com). TMP is also the world's largest recruitment advertising agency network through its Advertising & Communications division, one of the world's largest selection and temporary contracting agencies through its eResourcing division, a premier Executive Search firm, and the world's largest yellow pages advertising agency through its Directional Marketing division.

    Our Interactive growth is attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster.com is the leading global career portal on the Web with over 23 million unique visits per month as of February 2001 per Nielson I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Belgium, Luxembourg, Australia, New Zealand, Singapore, India, Spain and Hong Kong.

    During the period of January 1, 2000 through December 31, 2000, the Company consummated mergers with the following companies (the "2000 Mergers") in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 10,721,054 shares of TMP common stock:

                                                                                      NUMBER OF
ENTITY                                  BUSINESS SEGMENT         ACQUISITION DATE   SHARES ISSUED
------                            ----------------------------   ----------------   -------------
HW Group PLC....................  eResourcing                    February 16,
                                                                 2000                   715,769
Microsurf, Inc..................  Monstermoving.com              February 16,
                                                                 2000                   684,462
Burlington Wells, Inc...........  eResourcing                    February 29,
                                                                 2000                    52,190
Illsley Bourbonnais.............  Executive Search               March 1, 2000          246,702
System One Services, Inc........  eResourcing                    April 3, 2000        1,022,257
GTR Advertising.................  Advertising & Communications   April 4, 2000           54,041
Virtual Relocation.com, Inc.....  Monstermoving.com              May 9, 2000            947,916
Business Technologies Ltd.......  Monster.com                    May 17, 2000           205,703
Simpatix, Inc...................  Monster.com                    May 31, 2000           155,480
Rollo Associates, Inc...........  Executive Search               May 31, 2000           110,860
Web Technology Partners, Inc....  Monster.com                    May 31, 2000           623,892
Rich, Gardner & Associates,       Advertising & Communications
  Ltd...........................                                 August 31, 2000         43,535
Stratascape, Inc................  eResourcing                    August 31, 2000        311,978
Cashback2.com, Inc..............  Monstermoving.com              November 1, 2000        90,750
Jobtrak Corporation.............  Monster.com                    November 7, 2000     3,333,060
SPEC Group Holdings, Inc........  eResourcing                    December 6, 2000       357,782
People.com Consultants, Inc.....  eResourcing                    December 8, 2000     1,764,677

    The transactions for the above acquired entities were accounted for as poolings of interests. As a result, the financial position, and statements of income (loss), comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statements of stockholders' equity reflect our accounts as if the additional common stock issued in connection with each of the aforementioned combinations had been issued for all periods when each of the related companies had issued shares and for the amounts that reflect the exchange ratios of the 2000 Mergers. The consolidated balance sheets of the Company as of December 31, 2000 and 1999 have been combined with those of the 2000 Mergers, all as of December 31, 2000 and 1999, except for the following:
Illsley Bourbonnais, for which the balance sheet as of January 31, 2000 has been combined with that of TMP as of December 31, 1999 and Business
Technologies Ltd. ("BTL"), for which the balance sheet as of July 31, 1999 is combined with that of TMP as of December 31, 1999.

    The consolidated statements of income (loss) combine the results of TMP for each year in the three year period ended December 31, 2000 with those of the 2000 Mergers all for the same periods except for the following: Illsley Bourbonnais, for which the statements of income (loss) for the years ended January 31, 2000 and 1999 are included in the statements of income (loss) for the years ended December 31, 1999 and 1998, respectively; BTL, for which the statements of income (loss) for the years ended July 31, 1999 and 1998 are included in the statements of income (loss) for the years ended December 31, 1999 and 1998, respectively; and HW Group PLC ("HW"), for which the statement of income (loss) for the year ended March 31, 1999 is included in the statement of income (loss) for the year ended December 31, 1998.

    The results of Illsley Bourbonnais for the month ended January 31, 2000 are included in both the consolidated statements of income (loss) for the years ended December 31, 2000 and 1999. Therefore, the following amounts have been included in both periods: (a) commissions and fees of $1.0 million and (b) net income of $285 thousand, with no impact on net income (loss) per share. Additionally, due to immateriality, the results of BTL for the period August 1, 1999 through December 31, 1999 of $314 thousand, in commissions and fees and $50 thousand, in net income have not been included in the consolidated statement of income (loss) for the year ended December 31, 1999 because the results of BTL for the fiscal year ended July 31, 1999 were combined with our consolidated statement of income (loss) for the year ended December 31, 1999. In addition, the results of HW, for the three months ended March 31, 1999 are included in the consolidated statements of income (loss) in both years ended December 31, 1999 and 1998, and the effects on both periods on (a) commissions and fees was $11.1 million, (b) net income was $1.9 million and (c) diluted earnings per share was $0.02.

    A substantial part of our growth over the last three years in Advertising & Communications and eResourcing has been achieved through acquisitions accounted for as purchases. For the period January 1, 1998 through December 31, 2000, for all segments, we completed 55 such acquisitions, with estimated annual gross billings of approximately $261.0 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Gross billings refers to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services. In addition, Executive Search fees, selection fees, and net fees from temporary contracting services are also part of gross billings. Gross billings for recruitment advertising and yellow page advertising placed by our Advertising & Communications and Directional Marketing businesses respectively, are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees that they earn because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services; such amounts are also included in gross billings. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Directional Marketing clients require payment to us prior to the date payment is due to the publishers. The payment terms with Advertising & Communications clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own website, www.monster.com;

    - searches for permanent and temporary employees, at the executive and professional levels, and related services conducted through the Internet;

    - Internet advertising services provided to our Directional Marketing clients;

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

    Monstermoving.com (www.monstermoving.com) provides important relocation information and services to those planning to move. According to independent research conducted by Media Metrix for the month of February 2001, Monstermoving.com had an average of 5.1 page views per user and a 0.5% reach, for a power ranking of 2.6 (page views multiplied by reach). Monthly unique visitors to Monstermoving.com were 433 thousand in February 2001 and viewers stayed an average of 2 minutes. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we believe that these additional relocation services will be highly valued by Monster.com's audience and customer base as well as others who are planning to move.

    Monstermoving.com was launched in October 2000, and prior to that date conducted business through the individual properties that we acquired in 2000, primarily Virtual Relocation.com, Inc. and Microsurf, Inc., which were accounted for as poolings of interests. It is already one of the Internet's most comprehensive providers of moving-related analytical tools, and features information that addresses the entire relocation process. This information includes new residence listings, community maps, education summaries, mortgage quotes, moving quotes, insurance quotes, address and utility change services, and home repair and maintenance information.

    Monstermoving.com is directly accessible to Monster.com's large base of consumer traffic through URL links and promotions on Monster.com. In addition, the cross-selling of Monstermoving.com's services has started with our other divisions and will provide an important new advertising venue for moving-related clients, particularly in the Directional Marketing division, where over 30% of our revenues are derived from the moving services industry, including van lines, truck rentals and home services.

    For Advertising & Communications in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. We also earn fees from related services such as campaign development and design, retention and referral programs, resume screening, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, collectively, we derive the majority of our Advertising & Communications commissions and fees, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

    We believe that our eResourcing and Executive Search services are helping to broaden the universe of both job seekers and employers who utilize Monster.com. Through the use of Monster.com, Advertising & Communications, eResourcing and Executive Search, we believe that we can accommodate all of our clients' employee recruitment needs, which is our "Intern to CEO" strategy.

    eResourcing offers placement services for executives and professionals in permanent and temporary positions, including specific short-term projects. This business focuses on mid-level professionals or executives, those who typically earn between $75,000 and $150,000 annually, and provides these services primarily in Australia, New Zealand, Europe and the U.S.

    Executive Search offers an advanced and comprehensive range of services aimed at finding the appropriate senior executive for our clients. Such senior executives typically earn in excess of $250,000 annually. Our specialized services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure.

    Our Directional Marketing division designs and executes yellow page advertising, receiving an effective commission rate from directory publishers which historically approximated 20% of yellow page advertising gross billings. However, due to reductions in commission rates by the publishers and higher discounts provided to clients, the rate declined to 19.0% in 1999 and was 17.9% as of December 31, 2000. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned. In the fourth quarters of 2000, 1999 and 1998 the Company recognized $1.5 million, $0.1 million and $0.9 million, respectively. However, due to overly aggressive sales volume objectives set by the publishers, the Company does not foresee earning these incentive commissions in the future.

    Interactive commissions and fees were $435.2 million for the year ended December 31, 2000, an increase of $277.0 million or 175.1% over the same period of 1999, which had Interactive commissions and fees of $158.2 million. This growth reflects an increase in the acceptance of our Interactive products and services by existing and new clients and the effect of increased sales and marketing activities.

    Advertising & Communications commissions and fees were up 5.4% at $194.0 million for the year ended December 31, 2000 versus $183.9 million for the same period of 1999 reflecting modest growth in traditional billings of 4.0% and increased fees for creative and other value-added services.

    eResourcing commissions and fees were $386.7 million, up $94.5 million or 32.3% from $292.2 million for the same period ended December 31, 1999. The increase reflects the greater worldwide demand for professional, mid-level management and information service technology positions (annual salaries ranging from $75,000 to $150,000), and is also due to acquisitions accounted for as purchases.

    Executive Search commissions and fees were $178.4 million for the year ended December 31, 2000, an increase of $5.1 million or 3.0% from $173.3 million for the comparable twelve months of 1999, reflecting strong global demand for senior executive positions.

    Directional Marketing billings increased 2.5% to $545.6 million for year ended December 31, 2000 and commissions and fees decreased 3.7% to $97.5 million for the twelve months of 2000 compared to $101.3 million for the prior year period, reflecting substantially reduced commissions paid by publishers and the effects of higher discounts for certain large clients. Total commissions and fees as a percent of related billings for the year ended December 31, 2000 were 52.1% as compared to 45.0% for the prior year period. The higher percentage reflects increased sales volume for Interactive, eResourcing and Executive Search, where the Company retains greater portions of the amounts billed.

    Based on our consolidated results for the years ended December 31, 2000 and 1999, 40.0% and 44.6%, respectively, of our consolidated commissions and fees are attributable to clients outside the U.S. The decline in the percent for 2000 is due primarily to the growth of Monster.com in the U.S.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
GROSS BILLINGS:
Interactive(1)...........................................  $   71,571   $  176,587   $  485,899
Advertising & Communications.............................     881,809      843,955      877,755
eResourcing(2)...........................................     223,063      295,133      391,637
Executive Search.........................................     195,268      173,558      178,399
Directional Marketing....................................     520,129      532,258      545,584
                                                           ----------   ----------   ----------
Total....................................................  $1,891,840   $2,021,491   $2,479,274
                                                           ==========   ==========   ==========
COMMISSIONS AND FEES:
Interactive(1)...........................................  $   64,858   $  158,215   $  435,183
Advertising & Communications.............................     183,393      183,938      193,951
eResourcing(2)...........................................     221,864      292,231      386,666
Executive Search.........................................     195,268      173,277      178,399
Directional Marketing....................................     106,455      101,294       97,538
                                                           ----------   ----------   ----------
Total....................................................  $  771,838   $  908,955   $1,291,737
                                                           ==========   ==========   ==========

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)...........................................       90.6%        89.6%        89.6%
Advertising & Communications.............................       20.8%        21.8%        22.1%
eResourcing(2)...........................................       99.5%        99.0%        98.7%
Executive Search.........................................      100.0%        99.8%       100.0%
Directional Marketing....................................       20.5%        19.0%        17.9%
Total....................................................       40.8%        45.0%        52.1%
EBITDA(3)................................................  $  104,740   $   69,885   $  156,369
Cash provided by operating activities....................  $   73,460   $  104,211   $  187,391
Cash used in investing activities........................  $  (85,709)  $  (63,343)  $ (191,486)
Cash provided by (used in) financing activities..........  $   32,023   $  (56,281)  $  509,964
Effect of exchange rate changes on cash and cash
  equivalents............................................  $     (158)  $     (754)  $   (1,501)

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

    EBITDA for the indicated periods is calculated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $ 34,852   $  (788)   $ 56,859
Interest (income) expense, net..............................    13,659    14,126     (20,710)
Income tax expense..........................................    17,426     8,424      57,602
Depreciation and amortization...............................    38,803    48,123      62,618
                                                              --------   -------    --------
EBITDA......................................................  $104,740   $69,885    $156,369
                                                              ========   =======    ========

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    Gross billings for the year ended December 31, 2000 were $2,479.3 million, an increase of $457.8 million or 22.6% as compared to gross billings of $2,021.5 million for the year ended December 31, 1999. This increase in gross billings resulted primarily from organic growth in our Interactive and Executive Search businesses, and acquisitions in Advertising & Communications and eResourcing.

    Total commissions and fees for the year ended December 31, 2000 were $1,291.7 million, an increase of $382.7 million or 42.1% versus $909.0 million for the twelve months ended December 31, 1999. Interactive commissions and fees increased $277.0 million or 175.1% to $435.2 million for the twelve months ended December 31, 2000, from $158.2 million for the twelve months ended December 31, 1999, reflecting an increased acceptance of our Interactive products and services by our clients and Internet users, our continued expansion into the Europe and Asia-Pacific markets, and the benefit of Monster.com's marketing initiatives.

    The Advertising & Communications division reported traditional recruitment advertising commissions and fees of $194.0 million for the twelve months ended December 31, 2000 compared to $183.9 million for the year ended December 31, 1999, an increase of 5.4%. This reflects 4.0% growth in traditional billings, primarily related to increased client activity and publisher price increases for help-wanted advertisements placed in newspapers, and increased fees for creative and other value-added services. In addition, the division's contribution to total company interactive commissions and fees increased to $31.8 million for the year ended December 31, 2000 compared to $13.4 million for the comparable twelve month period.

    eResourcing commissions and fees increased 32.3% to $386.7 million for the twelve months ended December 31, 2000 compared to $292.2 million for the year ended December 31, 1999, again reflecting the strong global labor market and resulting demand for permanent and contract professional employees, particularly in mid-level management and information technology positions.

    Executive Search commissions and fees were $178.4 million for the twelve months ended December 31, 2000 an increase of 3.0% from $173.3 million for the year ended December 31, 1999, also reflecting the strong labor market, demand for senior executive positions, and an increase in average billings per consultant. The average number of consultants in 2000 was 194, down from 268 in 1999.

    Directional Marketing commissions and fees decreased 3.7% to $97.5 million for the twelve months ended December 31, 2000 versus $101.3 million for the year ended December 31, 1999, reflecting substantially reduced commissions paid by publishers and the effect of higher discounts for certain clients, partially offset by a year-end 2000 incentive bonus of $1.5 million paid by a yellow pages publisher.

    Total operating expenses for the year ended December 31, 2000 were $1,197.3 million, compared with $883.9 million for 1999. The increase of $313.4 million or 35.5% is due primarily to acquisitions and internal growth, including an additional $154.8 million in salary and related expenses, $70.6 million in office and general expense, and $85.6 million of increased marketing and promotion primarily for the Monster.com brand.

    Salaries and related costs for the year ended December 31, 2000 were $667.4 million or 51.7% of total commissions and fees, compared with $512.6 million or 56.4% of total commissions and fees for the same period in 1999. The increase of $154.8 million or 30.2% is primarily due to increased staff for the expansion of our Interactive operations, especially Monster.com, and acquisitions accounted for as purchases in our Advertising & Communications and eResourcing divisions.

    Office and general expenses for the year ended December 31, 2000 were $287.4 million or 22.3% of total commissions and fees, compared with $216.8 million or 23.9% of commissions and fees for the same period in 1999. The increase of $70.6 million or 32.6% is partially due to acquisitions and higher costs for our Interactive operations, partially offset by reductions in expenses for the Directional Marketing and Advertising & Communications businesses due to improved efficiencies there.

    Marketing and promotion expenses increased $85.6 million to $161.4 million for the year ended December 31, 2000 from $75.8 million for the year ended December 31, 1999, a 112.9% increase due primarily to increased marketing for our Interactive operations, especially Monster.com.

    Merger and integration expenses for the year ended December 31, 2000 were $64.6 million, an increase of $1.5 million or 2.5%, compared with $63.1 million for the same period in 1999. Costs incurred were a result of pooling of interests transactions that occurred during the respective years and the planned integration of such companies. In 2000 and 1999, merger and integration expense consists primarily of office integration costs, the write-off of fixed assets which will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. Merger and integration expense for the year ended December 31, 1999 also includes reserves for the effects of uncollectible search fees as a result of the loss of executive search consultants and non-cash compensation expense related to the accelerated vesting of employee stock and stock option grants. The after tax effect of these charges on diluted net income (loss) per share is $(0.49) and $(0.47) for the year ended December 31, 2000 and 1999, respectively.

    There were no restructuring charges for the year ended December 31, 2000, compared with $2.8 million for the year ended December 31, 1999. The 1999 charges relate to LAI Worldwide Inc.'s ("LAI") plan, prior to its merger with TMP, to significantly curtail the operations of its international offices in London and Hong Kong. These charges include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    Amortization of intangibles was $16.5 million for the year ended
December 31, 2000 compared to $12.9 million for the year ended December 31, 1999. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 1.3% and 1.4% for the years ended December 31, 2000 and 1999, respectively.

    As a result of all of the above, operating income for the year ended December 31, 2000 was $94.4 million, an increase of $69.3 or 276.7% from $25.1 million for the comparable period in 1999.

    Net interest income was $20.7 million for the year ended December 31, 2000 compared to net interest expense of $14.1 million in 1999. The change primarily reflects interest income received on the net cash proceeds from our February 2000 follow-on stock offering, and positive cash flow for the year. Additionally, our borrowing rate was 8.8% for the year ended December 31, 2000 compared with 10.8% for the year ended December 31, 1999.

    Taxes on income for the year ended December 31, 2000 were $57.6 million on a $114.0 million pretax profit, compared with a tax expense of $8.4 million on a $8.0 million pretax profit for the year ended December 31, 1999. The increase of $49.2 million reflects the higher pretax profit in the year ended December 31, 2000. In addition, in each period the provision reflects expenses that are not tax deductible.

Such expenses are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets. The tax charge in each period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $56.9 million for the year ended December 31, 2000, or $0.53 per diluted share. This represents an increase of $0.54 per diluted share or 101.9% on a per share basis, despite an additional
17.8 million more diluted shares, compared to the net loss of $788,000 or $0.01 per diluted share the comparable 1999 period.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Gross billings for the year ended December 31, 1999 were $2,021.5 million, a net increase of $129.7 million or 6.9% from $1,891.8 million for the year ended December 31, 1998. This increase in gross billings resulted primarily from organic growth in our Interactive, eResourcing and Directional Marketing divisions as well as acquisitions in eResourcing.

    Total commissions and fees for the year ended December 31, 1999 were $909.0 million, an increase of $137.2 million or 17.8% from $771.8 million for the year ended December 31, 1998. Interactive commissions and fees for the year ended December 31, 1999 were $158.2 million, an increase of 143.9% or $93.3 million as compared with $64.9 million for the year ended December 31, 1998. This increase in Interactive commissions and fees is due to: (i) an increasing acceptance of our Interactive services and products from existing clients, new clients and Internet users, (ii) the benefits of Monster.com's marketing campaign, (iii) increases in the services and content available on our websites, (iv) expansion into certain European markets and (v) price increases on certain products.

    Advertising & Communications commissions and fees of $183.9 million for the year ended December 31, 1999 were virtually flat compared with $183.4 million for the year ended December 31, 1998, reflecting reduced billings due to lower volume of help-wanted advertisements placed in newspapers and a loss of business in the Asia-Pacific Region, offset by substantial reductions in client discounts and increased ancillary services in North America and an increase in business in Europe.

    eResourcing commissions and fees were $292.2 million, up $70.3 million or 31.7% from $221.9 million for the period ended December 31, 1998, due primarily to organic growth in selection services in Australia and Continental Europe and in temporary contracting operations. The increase in temporary contracting reflects an increase in the number of contractors placed, particularly information technology personnel and executives, which have higher margins than general and support staff.

    Executive Search commissions and fees were $173.3 million, a decrease of $22.0 million or 11.3% from $195.3 million for the comparable year of 1998, due primarily to a loss of consultants, as anticipated, at LAI and TASA Holding AG ("TASA"), which resulted from the merger and integration of these companies.

    Directional Marketing commissions and fees were $101.3 million for the year ended December 31, 1999, a decrease of $5.2 million or 4.8% from $106.5 million for the year ended December 31, 1998, reflecting substantially reduced commission rates and year-end incentives paid by publishers and the effects of higher discounts for certain clients offset, in part by the benefits from higher gross billings, internal growth and acquisitions.

    Total operating expenses for the year ended December 31, 1999 were $883.9 million compared with $703.4 million for same period in 1998. The increase of $180.5 million or 25.7% is due to increases of $70.1 million in salary and related costs, $40.7 million in merger and integration costs related to mergers accounted for as poolings of interests, $45.6 million in marketing and promotion expenses primarily to support Monster.com and $24.6 million in office and general expenses.

    Salaries and related costs for the year ended December 31, 1999 were $512.6 million or 56.4% of total commissions and fees, compared with $442.5 million or 57.3% of total commissions and fees for the same period in 1998. The increase of $70.1 million or 15.8% is primarily due to increased staff for the expansion of our Interactive operations, especially Monster.com, and acquisitions accounted for as purchases in eResourcing.

    Office and general expenses for the year ended December 31, 1999 were $216.8 million or 23.9% of total commissions and fees, compared with $192.2 million or 24.9% of commissions and fees for the same period in 1998. The increase of $24.6 million or 12.8% is primarily due to acquisitions and higher costs for our Interactive operations, partially offset by reductions in expenses for the Directional Marketing and Advertising & Communications businesses due to improved efficiencies.

    Marketing and promotion expenses increased $45.6 million to $75.8 million for the year ended December 31, 1999 from $30.2 million for the year ended December 31, 1998, a 150.7% increase due to increased spending to promote Monster.com.

    Merger and integration costs for the year ended December 31, 1999 were $63.1 million compared with $22.4 million for the same period in 1998 an increase of $40.7 million or 181.3%. This increase primarily resulted from the pooling of interests transactions that occurred during the year ended
December 31, 1999 and the planned integration of such companies and is comprised of: (i) $32.5 million of office integration costs, which include the closing of excess leased facilities, the write-off of fixed assets which will not be used in the future and a reserve for the effect, after reduction for related compensation, of uncollectible search fees recorded as a result of a loss of executive search consultants, (ii) $9.6 million for separation pay and accelerated vesting of employee stock and stock option grants, both in accordance with pre-existing contractual change in control provisions and
(iii) $3.6 million more of transaction related costs, which include legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the transactions, partially offset by $5.0 million less for employee stay bonuses paid primarily with TMP shares and options to certain key personnel of the merged companies. Approximately
$24.1 million of the $63.1 million are non-cash charges. The after tax effect of these charges on diluted net income (loss) per share is $(0.47) and $(0.19) for the year ended December 31, 1999 and 1998, respectively.

    Restructuring charges for the year ended December 31, 1999 were $2.8 million or, on an after tax basis, $(0.02) per diluted share, compared with $3.5 million or $(0.02) per diluted share on an after tax basis for the year ended December 31, 1998. These charges relate to LAI's closing of its London and Hong Kong offices prior to LAI's merger with TMP. These charges include
$0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    As a result of the above, operating income for the year ended December 31, 1999 decreased $43.4 million or 63.4% to $25.1 million from $68.5 million for the comparable period in 1998.

    Net interest expense was $14.1 million for the year ended December 31, 1999 compared to $13.7 million for the year ended December 31, 1998. The effects of lower interest rates and borrowing costs in 1999, resulting from the amended and restated financing agreement entered into on November 5, 1998, were offset by increased borrowings and interest expense of pooled companies.

    Taxes on income for the year ended December 31, 1999 were $8.4 million on a $8.0 million pretax profit, compared with a tax expense of $17.4 million on a $52.7 million pretax profit for the year ended December 31, 1998. The decrease of $9.0 million reflects the lower pretax profit in the year ended December 31, 1999. In addition, in each period the provision reflects expenses that are not tax deductible. Such expenses are primarily related to merger costs from pooling of interests transactions and amortization of intangible assets. The tax charge in each period benefited from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net loss applicable to common and Class B common stockholders for the year ended December 31, 1999 was $788,000 or $0.01 per diluted share, a decrease of $0.40 per diluted share or 102.6% on a per share basis from the net income of $34.9 million or $0.39 per diluted share for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions,
(ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive businesses. Our working capital requirements are generally higher in the quarters ending March 31 and June 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through (a) funds provided by operating activities, (b) equity offerings,
(c) long-term borrowings and (d) capital leases. On January 27, 2000, in connection with our third public offering, we issued an aggregate of 8,000,000 shares of common stock at a purchase price of $77 5/16 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Deutsche Bank Securities, Inc., Paine Webber Incorporated and U.S. Bancorp Piper Jaffrey, Inc. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82.0 million was used to pay down debt on the Company's credit line.

    The Company invests its excess cash predominantly in commercial paper and overnight deposits that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating, acquisition and strategic equity investment purposes. Despite an aggressive 2000 acquisition and related capital expenditure program, at December 31, 2000, the Company had cash and cash equivalents totaling $572.1 million, compared to $67.7 million and $83.9 million at December 31, 1999 and 1998, respectively.

    For the year ended December 31, 2000, cash provided by operating activities of $187.4 million was primarily attributable to net income of $56.9 million, depreciation and amortization of $62.6 million, provisions for doubtful accounts of $26.0 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $11.3 million, a tax benefit from the exercise of stock options of $17.4 million, a provision for deferred income taxes of $17.7 million, an increase in deferred commissions and fees of $78.7 million, and an increase in accrued expenses and other liabilities of $11.1 million. These increases were partially offset by an increase in prepaid expenses and other assets of $43.6 million, an increase in accounts receivable of $49.7 million, a gain on the disposal of fixed assets of $0.6 million and the effect of pooled companies earnings included in more than one period of $0.3 million. The increase in deferred commissions and fees relates principally to the significant growth of Monster.com.

    For the year ended December 31, 1999, cash provided by operating activities of $104.2 million was primarily due to depreciation and amortization of $48.1 million, provisions for doubtful accounts of $14.8 million, a loss on the disposal of fixed assets of $12.1 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $7.9 million, a tax benefit from the exercise of stock options of $11.9 million, minority interests and other of $0.4, pooled companies losses included in more than one period of $1.9 million, an increase in deferred commissions and fees of $57.2 million, and an increase in accrued expenses and other liabilities of $62.7 million. These increases were partially offset by a net loss of $0.8 million, a benefit for deferred income taxes of $4.1 million, an increase in accounts receivable of $91.6 million, and an increase in work-in-process, prepaid and other of $16.3 million.

    For the year ended December 31, 1998, cash provided by operating activities of $73.5 million was primarily attributable to net income of $34.9 million, depreciation and amortization of $38.8 million, provisions for doubtful accounts of $6.7 million, a net loss on the disposal of fixed assets of $2.9 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $9.3 million, waived CEO bonus of $1.3 million, tax benefits from the exercise of stock options of $0.4 million, minority interests and other of $0.1 million, pooled company earnings excluded from the period presented of $0.9 million, an increase in deferred commissions and fees of $7.9 million and an increase in accounts payable, accrued expenses and other liabilities of $15.9 million. These increases were partially offset by a benefit for deferred income taxes of $1.6 million, pooled companies earnings included in more than one period of $3.2 million, an increase in accounts receivable of $24.9 million and prepaid expenses and other assets of $15.9 million.

    EBITDA was $156.4 million for the year ended December 31, 2000, an increase of $86.5 million or 123.8% from $69.9 million for the year ended December 31, 1999. The increase primarily reflects, increases for the 2000 period over the prior period of $69.3 million in operating income and $14.5 million in depreciation and amortization costs. As a percentage of commissions and fees, EBITDA increased to 12.1% for the year ended December 31, 2000 as compared with 7.7% for the year ended December 31, 1999. The higher percent reflects the general increase in commissions and fees for the 2000 period and an increase in operating margins, primarily at Monster.com and our Advertising & Communications, eResourcing and Executive Search segments. EBITDA was $69.9 million for the year ended December 31, 1999, a decrease of $34.8 million or 33% from $104.7 million for the year ended December 31, 1998. As a percentage of total commissions and fees, EBITDA decreased to 7.7% for the year ended December 31, 1999 from 13.6% for the year ended December 31, 1998. The lower percentage reflected the increase in merger & integration and restructuring costs, which were 7.2% and 3.4% of commissions and fees for the 1999 and 1998 periods, respectively.

    Cash used in investing activities was $191.5 million for the year ended December 31, 2000, primarily as a result of payments for purchases of businesses, net of cash acquired of $112.6 million and capital expenditures of $78.9 million. Capital expenditures were generally comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities as the Company upgraded systems and infrastructure to support its acquisitions. Cash used in investing activities was $63.3 million for the year ended December 31, 1999, primarily as a result of payments for purchases of businesses, net of cash acquired of $28.6 million and capital expenditures of $44.1 million, offset by proceeds from the sales of fixed assets, short term investments and other assets of $9.4 million. Cash used in investing activities was $85.7 million for the year ended December 31, 1998 primarily as a result of payments for purchases of businesses, net of cash acquired of $47.7 million, capital expenditures of $36.2 million and advances by pooled entities to officers and affiliates and other investments of $3.2 million, offset by proceeds from the sales of fixed assets and short term investments of $1.4 million.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $60 million to $70 million for the year ended December 31, 2001, before considering any 2001 acquisitions.

    Cash provided by financing activities was $510.0 million for the year ended December 31, 2000 primarily due to proceeds from our follow-on stock offering of $595.7 million and the issuance of Common Stock pursuant to stock option exercises of $33.3 million, partially offset by net payments under our line of credit, long-term debt and capital lease obligations of $91.7 million and dividends paid by pooled companies of $27.3 million. For the year ended
December 31, 1999, cash used in financing activities of $56.3 million was due primarily to net payments under our line of credit, long-term debt and capitalized lease obligations of $56.6 million, redemption of minority interests by a pooled company of $2.0 million and dividends paid by pooled companies of $24.8 million, offset by cash received from the exercise of employee stock options of $19.0 million and net proceeds from the issuance of Common Stock of $8.2 million. For the year ended December 31, 1998, cash provided by financing activities of $32.0 million was due primarily to proceeds from pooled companies' follow-on offerings of common stock of $49.1 million, net borrowings under our line of credit, long-term debt and capital lease obligations of $5.9 million, and cash received from the exercise of employee stock options of $1.5 million, offset by dividends paid by pooled companies of $24.4 million.

    At December 31, 2000, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring
November 4, 2003. Of such line, at December 31, 2000, approximately
$150.1 million was unused and accounts receivable is sufficient to allow for the draw-down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $19.0 million for our operations in Australia, New Zealand, France, Belgium, Germany and Italy, of which approximately $15.3 million was unused at December 31, 2000.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $17.7 million at December 31, 2000. We intend to continue our acquisition strategy and the marketing and promotion of our Interactive businesses through the use of cash and cash equivalents, operating profits, issuance of additional shares of our common stock, borrowings against our long-term debt facility and seller financed notes. We believe that our cash and cash equivalents, anticipated cash flow from operations, and the availability of funds under our existing financing agreements will provide us with sufficient liquidity to meet our current and foreseeable cash needs.

RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. The FASB further amended SFAS No. 133 in June 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The adoption of this statement did not have a significant impact on the Company's results of operations, financial position or cash flows.

    In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

    In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

BUSINESS OUTLOOK

    TMP Worldwide believes that its market-leading portfolio of on-line and off-line services, combined with its geographic diversification and strong balance sheet, positions the Company for growth in 2001. Despite concerns of an economic recession or a slowdown in the labor markets, and, therefore our consideration of the potential related impacts to TMP, we remain positive about achieving our goals for commissions and fees and earnings growth for 2001.

    The Company reaffirms its business outlook provided in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2001. We remain comfortable with diluted adjusted earnings per share in the range of $1.38 to $1.42. Considering the seasonal nature of our businesses, on a quarterly basis, we expect diluted adjusted earnings per share of: $0.14 to $0.15 for the first quarter ending March 31; $0.30 to $0.31 for the second quarter ending June 30; $0.46 to $0.47 for the third quarter ending
September 30; and $0.48 to $0.49 for the fourth quarter ending December 31, 2001.

FLUCTUATIONS OF QUARTERLY RESULTS

    The Company's Interactive commissions and fees have grown sequentially quarter on quarter over the last three years. However, commissions and fees for its traditional operations are typically highest in the second quarter and lowest in the fourth quarter; however, the cyclical nature of the economy and our clients' employment needs have an overriding impact on our quarterly results. The Company's quarterly commissions and fees are also affected by the timing of yellow page directory closings, which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications, which may have an effect on our quarterly results. Our Directional Marketing results are also affected by commissions and fees earned for volume placements for the year and such amounts, if any, are typically reported in the fourth quarter. Moreover, acquisition activity has had more of an impact on our recently reported quarterly results than any other factor.

    The following table sets forth summary quarterly unaudited financial information for the years ended December 31, 2000 and 1999. (in millions, except per share amounts).

                                                                       2000 THREE MONTHS ENDED
                                                         ---------------------------------------------------
                                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                         ---------   --------   -------------   ------------
Commissions and fees:
  Interactive..........................................   $ 74.1      $ 97.0       $122.0          $142.1
  Advertising & Communications.........................     47.2        49.6         49.4            47.8
  eResourcing..........................................     87.8        98.1        103.7            97.0
  Executive Search.....................................     39.0        48.3         47.9            43.1
  Directional Marketing................................     23.3        23.1         29.3            21.9
                                                          ------      ------       ------          ------
Total commissions and fees.............................   $271.4      $316.1       $352.3          $351.9
                                                          ======      ======       ======          ======
Operating income.......................................   $ 11.6      $ 20.4       $ 35.7          $ 26.7
Net income applicable to common and Class B common
  stockholders.........................................   $  5.6      $ 12.6       $ 26.3          $ 12.4
Net income per common and Class B common share:
  Basic................................................   $ 0.06      $ 0.12       $ 0.26          $ 0.12
  Diluted..............................................   $ 0.05      $ 0.12       $ 0.24          $ 0.11
Weighted average shares outstanding:
  Basic................................................     98.3       101.5        102.3           103.5
  Diluted..............................................    106.2       108.0        109.1           109.3

                                                                       1999 THREE MONTHS ENDED
                                                         ---------------------------------------------------
                                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                         ---------   --------   -------------   ------------
Commissions and fees:
  Interactive..........................................   $ 25.7      $ 31.8       $ 43.8          $ 56.9
  Advertising & Communications.........................     47.0        47.7         44.5            44.7
  eResourcing..........................................     62.4        71.0         80.3            78.5
  Executive Search.....................................     41.5        42.7         47.8            41.3
  Directional Marketing................................     23.8        27.2         28.5            21.8
                                                          ------      ------       ------          ------
Total commissions and fees.............................   $200.4      $220.4       $244.9          $243.2
                                                          ======      ======       ======          ======
Operating income.......................................   $  5.0      $ 12.4       $  5.1          $  2.6
Net income (loss) applicable to common and Class B
  common stockholders..................................   $  1.3      $  5.1       $ (1.6)         $ (5.6)
Net income (loss) per common and Class B common share:
  Basic................................................   $ 0.02      $ 0.06       $(0.02)         $(0.06)
  Diluted..............................................   $ 0.01      $ 0.05       $(0.02)         $(0.06)
Weighted average shares outstanding:
  Basic................................................     88.9        90.0         90.2            90.9
  Diluted..............................................     92.6        94.1         90.2            90.9

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Approximately 55% of the Company's borrowings relate to a five-year financing agreement with an outstanding principal balance of approximately $34.9 million, including $25.8 million reflected as a reduction to accounts receivable and $7.0 million for letters of credit, as of December 31, 2000. Interest on the outstanding balance is charged based on a variable interest rate related to the Company's choice of (1) the higher of the prime rate or the Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus 50 basis points as specified in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of the remainder of the Company's borrowings are in fixed note equipment leases and seller financed notes. The Company does not have any significant trading activity in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the year ended December 31, 2000 approximately 40.0% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the twelve months of 2000, the Company had a translation loss of $59.0 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar, the British pound, and the Eurodollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of TMP Worldwide Inc. and Subsidiaries are filed as part of this report.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                                              PAGE NO.
                                                              --------
Report of Independent Certified Public Accountants..........     41

Independent Auditor's Report to the Members of Morgan &
  Banks Limited.............................................     42

Report of Independent Certified Public Accountants (with
  respect to LAI Worldwide, Inc.)...........................     43

Consolidated Financial Statements:

  Balance sheets as of December 31, 2000 and 1999...........     44

  Statements of income (loss) for the years ended December
    31, 2000, 1999 and 1998.................................     45

  Statements of comprehensive income (loss) for the years
    ended December 31, 2000, 1999 and 1998..................     46

  Statements of stockholders' equity for the years ended
    December 31, 2000, 1999 and 1998........................     47

  Statements of cash flows for the years ended December 31,
    2000, 1999 and 1998.....................................     50

  Notes to consolidated financial statements................     51

Schedule II--Valuation and qualifying accounts for the years
  ended December 31, 2000, 1999, and 1998...................     89

    All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Morgan & Banks Limited for the year ended December 31, 1998 which reflect total commissions & fees of approximately $255.4 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Morgan & Banks Limited for 1998, is based solely on the report of the other auditor. We did not audit the financial statements of LAI Worldwide, Inc. and subsidiaries for the year ended February 28, 1999 which are combined with the Company's financial statements for the year ended December 31, 1998 and reflect total commissions & fees of approximately $61.8 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LAI Worldwide, Inc. and subsidiaries for 1998, is based solely on the report of the other auditor.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ BDO SEIDMAN, LLP
                                                         -------------------------------
                                                         BDO SEIDMAN, LLP

New York, New York
February 16, 2001

                          INDEPENDENT AUDITOR'S REPORT
                    TO THE MEMBERS OF MORGAN & BANKS LIMITED

SCOPE

    We have audited the financial statements of Morgan & Banks Limited for the financial year ended 31 December 1998. The financial statements include the consolidated accounts of the economic entity, comprising the company and the entities it controlled at the year's end or from time to time during the financial year. The company's directors are responsible for the preparation and presentation of these financial statements and the information they contain. We have conducted an independent audit of the financial statements and the information they contain in order to express an opinion on them to the members of the company.

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

AUDIT OPINION

    In our opinion, the financial statements of Morgan & Banks Limited are properly drawn up:

    (a) so as to give a true and fair view of the profit for the financial year ended on 31 December 1998 and the cash flows for the nine month period ended 31 December 1998 of the company and the economic entity;

    (b) in accordance with applicable Australian Accounting Standards and other mandatory professional reporting requirements.


  /s/ Pannell Kerr Forster                     /s/ A.P. Whiting
  ------------------------------               ----------------------------
  Pannell Kerr Forster                         A.P. Whiting
  Chartered Accountants                        PARTNER
  New South Wales Partnership
  SYDNEY, 15 APRIL 1999

(Amended at 19 March 2001 to delete references to the balance sheet as at 31 December 1999, and profits and cash flows for periods ending 31 March 1998 and 1997.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    To LAI Worldwide, Inc.:

    We have audited the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows of LAI Worldwide, Inc. (a Florida corporation) for the year ended February 28, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LAI Worldwide, Inc. and subsidiaries for the year ended February 28, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 7, 1999

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
Cash and cash equivalents...................................  $  572,101   $   67,733
Accounts receivable, net....................................     551,246      487,888
Work-in-process.............................................      33,806       25,632
Prepaid and other...........................................      91,121       61,392
                                                              ----------   ----------
    Total current assets....................................   1,248,274      642,645
Property and equipment, net.................................     143,750       84,866
Intangibles, net............................................     521,088      324,269
Other assets................................................      78,731       46,985
                                                              ----------   ----------
                                                              $1,991,843   $1,098,765
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  360,331   $  367,924
  Accrued expenses and other current liabilities............     300,958      142,064
  Accrued integration and restructuring costs...............      28,014       21,453
  Deferred commissions and fees.............................     155,276       74,109
  Current portion of long-term debt.........................       8,225       21,250
                                                              ----------   ----------
    Total current liabilities...............................     852,804      626,800
Long-term debt, less current portion........................      28,034      106,010
Other long-term liabilities.................................      53,129       30,923
                                                              ----------   ----------
    Total liabilities.......................................     933,967      763,733
                                                              ----------   ----------
Commitments and Contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................          --           --
  Common stock, $.001 par value, authorized 200,000,000
    shares; issued and outstanding: 99,210,728 and
    87,261,453, shares, respectively........................          99           87
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000
    shares..................................................           5            5
  Additional paid-in capital................................   1,130,031      377,415
  Other comprehensive loss..................................     (63,924)      (4,921)
  Deficit...................................................      (8,335)     (37,554)
                                                              ----------   ----------
    Total stockholders' equity..............................   1,057,876      335,032
                                                              ----------   ----------
                                                              $1,991,843   $1,098,765
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Commissions and fees........................................  $1,291,737   $908,955   $771,838
                                                              ----------   --------   --------
Operating expenses:
  Salaries & related........................................     667,398    512,554    442,511
  Office & general..........................................     287,428    216,826    192,156
  Marketing & promotion.....................................     161,367     75,780     30,229
  Merger & integration......................................      64,604     63,054     22,412
  Restructuring.............................................          --      2,789      3,543
  Amortization of intangibles...............................      16,536     12,894     11,281
  CEO special bonus.........................................          --         --      1,250
                                                              ----------   --------   --------
  Total operating expenses..................................   1,197,333    883,897    703,382
                                                              ----------   --------   --------
  Operating income..........................................      94,404     25,058     68,456
                                                              ----------   --------   --------
Other income (expense):
  Interest expense..........................................      (9,490)   (22,638)   (19,576)
  Interest income...........................................      30,200      8,512      5,917
  Other, net................................................      (1,095)    (2,889)    (2,095)
                                                              ----------   --------   --------
                                                                  19,615    (17,015)   (15,754)
                                                              ----------   --------   --------
Income before provision for income taxes, minority interests
  and equity in losses of affiliates........................     114,019      8,043     52,702
Provision for income taxes..................................      57,602      8,424     17,426
                                                              ----------   --------   --------
Income (loss) before minority interests and equity in losses
  of affiliates.............................................      56,417       (381)    35,276
Minority interests..........................................        (442)       107         28
Equity in losses of unconsolidated affiliates...............          --       (300)      (396)
                                                              ----------   --------   --------
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $   56,859   $   (788)  $ 34,852
                                                              ==========   ========   ========
Net income (loss) per common and Class B common share:
  Basic.....................................................  $     0.56   $  (0.01)  $   0.40
                                                              ==========   ========   ========
  Diluted...................................................  $     0.53   $  (0.01)  $   0.39
                                                              ==========   ========   ========
Weighted average shares outstanding:
  Basic.....................................................     101,413     90,152     87,449
                                                              ==========   ========   ========
  Diluted...................................................     107,903     90,152     89,305
                                                              ==========   ========   ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss)...........................................  $ 56,859   $  (788)   $34,852
Foreign currency translation adjustment.....................   (59,003)   (1,294)    (2,343)
                                                              --------   -------    -------
Comprehensive income (loss).................................  $ (2,144)  $(2,082)   $32,509
                                                              ========   =======    =======

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          CLASS B
                               COMMON STOCK,           COMMON STOCK,
                              $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL       OTHER         UNAMORTIZED
                           ---------------------   ----------------------    PAID-IN     COMPREHENSIVE     STOCK-BASED
                             SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL     INCOME (LOSS)    COMPENSATION    DEFICIT
                           ----------   --------   -----------   --------   ----------   --------------   -------------   --------
Balance, January 1,
  1998...................  58,805,531     $59       27,175,082     $ 27      $228,240       $(1,284)         $    --      $(22,619)
Issuance of common stock
  in connection with the
  exercise of options....     419,898       1               --       --         1,494            --               --            --
Tax benefit of stock
  options exercised......          --      --               --       --           407            --               --            --
Capital contribution from
  Principal Stockholder
  re: CEO bonus and
  other..................          --      --               --       --         1,250            --               --            --
Issuance of common stock
  in connection with
  acquisitions...........     402,812      --               --       --         5,546            --               --            --
Issuance of compensatory
  options................          --      --               --       --           295            --               --            --
Issuance of common stock
  by pooled companies....   1,005,712       1               --       --        49,733            --               --            --
Repurchase and
  cancellation of common
  stock..................    (574,704)     (1)              --       --          (668)           --               --            --
Conversion of Class B
  shares.................  22,413,082      22      (22,413,082)     (22)           --            --               --            --
Issuance of common stock
  for compensation.......     515,420       1               --       --        11,941            --           (3,308)           --
Issuance of common stock
  for matching
  contribution to 401(k)
  plan...................      54,546      --               --       --           627            --               --            --
Amortization of stock
  based compensation.....          --      --               --       --            --            --              576            --
Pooled companies'
  earnings included in
  both current and
  previous years.........          --      --               --       --            --            --               --        (3,182)
Pooled company's
  earnings, excluded from
  statement of
  operations.............          --      --               --       --            --            --               --           873
Foreign currency
  translation
  adjustment.............          --      --               --       --            --        (2,343)              --            --
Dividends declared by
  pooled companies.......          --      --               --       --            --            --               --       (22,963)
Net income...............          --      --               --       --            --            --               --        34,852
                           ----------     ---      -----------     ----      --------       -------          -------      --------
Balance, December 31,
  1998...................  83,042,297     $83        4,762,000     $  5      $298,865       $(3,627)         $(2,732)     $(13,039)
                           ==========     ===      ===========     ====      ========       =======          =======      ========


                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
Balance, January 1,
  1998...................    $204,423
Issuance of common stock
  in connection with the
  exercise of options....       1,495
Tax benefit of stock
  options exercised......         407
Capital contribution from
  Principal Stockholder
  re: CEO bonus and
  other..................       1,250
Issuance of common stock
  in connection with
  acquisitions...........       5,546
Issuance of compensatory
  options................         295
Issuance of common stock
  by pooled companies....      49,734
Repurchase and
  cancellation of common
  stock..................        (669)
Conversion of Class B
  shares.................          --
Issuance of common stock
  for compensation.......       8,634
Issuance of common stock
  for matching
  contribution to 401(k)
  plan...................         627
Amortization of stock
  based compensation.....         576
Pooled companies'
  earnings included in
  both current and
  previous years.........      (3,182)
Pooled company's
  earnings, excluded from
  statement of
  operations.............         873
Foreign currency
  translation
  adjustment.............      (2,343)
Dividends declared by
  pooled companies.......     (22,963)
Net income...............      34,852
                             --------
Balance, December 31,
  1998...................    $279,555
                             ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          CLASS B
                               COMMON STOCK,           COMMON STOCK,
                              $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL       OTHER         UNAMORTIZED
                           ---------------------   ----------------------    PAID-IN     COMPREHENSIVE     STOCK-BASED
                             SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL     INCOME (LOSS)    COMPENSATION    DEFICIT
                           ----------   --------   -----------   --------   ----------   --------------   -------------   --------
Balance, December 31,
  1998...................  83,042,297     $83        4,762,000     $ 5       $298,865       $(3,627)         $(2,732)     $(13,039)
Issuance of common stock
  in connection with the
  exercise of options....   2,230,990       2               --      --         19,044            --               --            --
Tax benefit of stock
  options exercised......          --      --               --      --         11,869            --               --            --
Issuance of common stock
  in connection with
  acquisitions...........     928,619       1               --      --         24,275            --               --            --
Issuance of compensatory
  options................          --      --               --      --            680            --               --            --
Issuance of common stock
  for matching
  contribution to 401(k)
  plan...................      42,954      --               --      --            902            --               --            --
Forfeiture of stock-based
  compensation due to
  departure of employees
  of pooled entity.......          --      --               --      --         (1,033)           --            1,033            --
Issuance of common stock
  for employee stay
  bonuses................     462,772       1               --      --          7,048            --               --            --
Issuance of common stock
  for purchase of
  minority interest......      38,862      --               --      --          1,210            --               --            --
Tax benefit in connection
  with taxable pooling of
  interests..............          --      --               --      --          6,400            --               --            --
Public offering of shares
  by pooled entity.......     514,959      --               --      --          8,155            --               --            --
Accelerated vesting of
  stock based
  compensation...........          --      --               --      --             --            --            1,699            --
Pooled companies' losses
  included in both
  current and previous
  years..................          --      --               --      --             --            --               --         1,941
Foreign currency
  translation
  adjustment.............          --      --               --      --             --        (1,294)              --            --
Dividends declared by
  pooled companies.......          --      --               --      --             --            --               --       (25,668)
Net loss.................          --      --               --      --             --            --               --          (788)
                           ----------     ---      -----------     ---       --------       -------          -------      --------
Balance, December 31,
  1999...................  87,261,453     $87        4,762,000     $ 5       $377,415       $(4,921)         $    --      $(37,554)
                           ==========     ===      ===========     ===       ========       =======          =======      ========


                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
Balance, December 31,
  1998...................    $279,555
Issuance of common stock
  in connection with the
  exercise of options....      19,046
Tax benefit of stock
  options exercised......      11,869
Issuance of common stock
  in connection with
  acquisitions...........      24,276
Issuance of compensatory
  options................         680
Issuance of common stock
  for matching
  contribution to 401(k)
  plan...................         902
Forfeiture of stock-based
  compensation due to
  departure of employees
  of pooled entity.......          --
Issuance of common stock
  for employee stay
  bonuses................       7,049
Issuance of common stock
  for purchase of
  minority interest......       1,210
Tax benefit in connection
  with taxable pooling of
  interests..............       6,400
Public offering of shares
  by pooled entity.......       8,155
Accelerated vesting of
  stock based
  compensation...........       1,699
Pooled companies' losses
  included in both
  current and previous
  years..................       1,941
Foreign currency
  translation
  adjustment.............      (1,294)
Dividends declared by
  pooled companies.......     (25,668)
Net loss.................        (788)
                             --------
Balance, December 31,
  1999...................    $335,032
                             ========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  CLASS B
                                       COMMON STOCK,           COMMON STOCK,
                                      $.001 PAR VALUE         $.001 PAR VALUE       ADDITIONAL       OTHER
                                   ---------------------   ----------------------    PAID-IN     COMPREHENSIVE
                                     SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL     INCOME (LOSS)    DEFICIT
                                   ----------   --------   -----------   --------   ----------   --------------   --------
Balance, December 31, 1999.......  87,261,453     $87        4,762,000     $ 5      $ 377,415       $ (4,921)     $(37,554)
Issuance of common stock in
  connection with public offering
  completed on Feb. 2, 2000......   8,000,000       8               --      --        594,230             --            --
Issuance of common stock in
  connection with the exercise of
  options........................   2,130,956       2               --      --         33,309             --            --
Tax benefit of stock options
  exercised......................          --      --               --      --         17,436             --            --
Issuance of common stock in
  connection with acquisitions...   1,392,478       2               --      --         94,164             --            --
Issuance of common stock for
  matching contribution to 401(k)
  plan...........................      14,399      --               --      --          1,023             --            --
Issuance of common stock for
  employee stay bonuses..........     346,302      --               --      --         10,233             --            --
Other issuances of common stock
  of pooled companies............      65,140      --               --      --          2,221             --            --
Pooled companies' earnings
  included in both current and
  previous years.................          --      --               --      --             --             --          (285)
Foreign currency translation
  adjustment.....................          --      --               --      --             --        (59,003)           --
Dividends declared by pooled
  companies......................          --      --               --      --             --             --       (27,355)
Net income.......................          --      --               --      --             --             --        56,859
                                   ----------     ---      -----------     ---      ----------      --------      --------
Balance, December 31, 2000.......  99,210,728     $99        4,762,000     $ 5      $1,130,031      $(63,924)     $ (8,335)
                                   ==========     ===      ===========     ===      ==========      ========      ========


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balance, December 31, 1999.......   $  335,032
Issuance of common stock in
  connection with public offering
  completed on Feb. 2, 2000......      594,238
Issuance of common stock in
  connection with the exercise of
  options........................       33,311
Tax benefit of stock options
  exercised......................       17,436
Issuance of common stock in
  connection with acquisitions...       94,166
Issuance of common stock for
  matching contribution to 401(k)
  plan...........................        1,023
Issuance of common stock for
  employee stay bonuses..........       10,233
Other issuances of common stock
  of pooled companies............        2,221
Pooled companies' earnings
  included in both current and
  previous years.................         (285)
Foreign currency translation
  adjustment.....................      (59,003)
Dividends declared by pooled
  companies......................      (27,355)
Net income.......................       56,859
                                    ----------
Balance, December 31, 2000.......   $1,057,876
                                    ==========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000         1999          1998
                                                              ---------   -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $  56,859   $      (788)  $    34,852
                                                              ---------   -----------   -----------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     62,618        48,123        38,803
    Provision for doubtful accounts.........................     25,990        14,735         6,734
    Tax benefit of stock options exercised..................     17,436        11,869           407
    Net (gain) loss on disposal and write-off of fixed
      assets................................................       (539)       12,118         2,907
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................     11,256         7,951         9,261
    Provision (benefit) for deferred income taxes...........     17,669        (4,123)       (1,605)
    Waived CEO bonus........................................         --            --         1,250
    Minority interests and other............................         --           406           130
    Effect of pooled companies' (earnings) losses included
      in more than one period...............................       (285)        1,941        (3,182)
    Effect of pooled company earnings excluded from the
      period presented......................................         --            --           873
  Changes in assets and liabilities, net of effects from
    purchases of businesses:
    Increase in accounts receivable, net....................    (49,733)      (91,568)      (24,815)
    Increase in work-in-process, prepaid and other..........    (43,625)      (16,327)      (15,913)
    Increase in deferred commissions and fees...............     78,651        57,162         7,866
    Increase in accounts payable, accrued expenses and other
      current liabilities...................................     11,094        62,712        15,892
                                                              ---------   -----------   -----------
      Total adjustments.....................................    130,532       104,999        38,608
                                                              ---------   -----------   -----------
      Net cash provided by operating activities.............    187,391       104,211        73,460
                                                              ---------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................    (78,891)      (44,112)      (36,217)
  Payments for purchases of businesses, net of cash
    acquired................................................   (112,595)      (28,641)      (47,714)
  Purchases of short and long term investments..............         --          (150)      (38,281)
  Sales of short term investments...........................         --           101        39,047
  Proceeds from sale of assets..............................         --         9,749           648
  Other.....................................................         --          (290)       (3,192)
                                                              ---------   -----------   -----------
      Net cash used in investing activities.................   (191,486)      (63,343)      (85,709)
                                                              ---------   -----------   -----------
Cash flows from financing activities:
  Payments on capitalized leases............................     (4,284)       (3,618)       (4,009)
  Borrowings under line of credit and proceeds from issuance
    of long-term debt.......................................    164,888     1,308,820     1,066,183
  Repayments under line of credit and principal payments on
    long-term debt..........................................   (252,344)   (1,361,846)   (1,056,318)
  Net proceeds from stock issuance..........................    595,748         8,155        49,065
  Cash received from the exercise of employee stock
    options.................................................     33,311        19,046         1,495
  Redemption of minority interest...........................         --        (2,000)           --
  Dividends paid by pooled companies........................    (27,355)      (24,838)      (24,393)
                                                              ---------   -----------   -----------
      Net cash provided by (used in) financing activities...    509,964       (56,281)       32,023
                                                              ---------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,501)         (754)         (158)
                                                              ---------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........    504,368       (16,167)       19,616
Cash and cash equivalents, beginning of year................     67,733        83,900        64,284
                                                              ---------   -----------   -----------
Cash and cash equivalents, end of year......................  $ 572,101   $    67,733   $    83,900
                                                              =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    TMP Worldwide Inc. ("TMP" or the "Company"), founded in 1967, is a global provider of career solutions. The Company, through its flagship Interactive product, Monster-Registered Trademark-.com (www.monster.com), is the on-line recruitment leader and a provider of on-line moving services, through the Company's website, Monstermoving-TM-.com (www.monstermoving.com). TMP is also the world's largest recruitment advertising agency network through its Advertising & Communications division, one of the world's largest selection and temporary contracting agencies through its eResourcing division, a premier Executive Search firm, and the world's largest yellow pages advertising agency through its Directional Marketing division.

    During the period of January 1, 2000 through December 31, 2000, the Company consummated mergers with the following companies (the "2000 Mergers") in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 10,721,054 shares of TMP common stock:

                                                                                     NUMBER OF
ENTITY                                 BUSINESS SEGMENT         ACQUISITION DATE   SHARES ISSUED
------                           ----------------------------   ----------------   -------------
HW Group PLC...................  eResourcing                    February 16,
                                                                2000                   715,769
Microsurf, Inc.................  Monstermoving.com              February 16,
                                                                2000                   684,462
Burlington Wells, Inc..........  eResourcing                    February 29,
                                                                2000                    52,190
Illsley Bourbonnais............  Executive Search               March 1, 2000          246,702
System One Services, Inc.......  eResourcing                    April 3, 2000        1,022,257
GTR Advertising................  Advertising & Communications   April 4, 2000           54,041
Virtual Relocation.com, Inc....  Monstermoving.com              May 9, 2000            947,916
Business Technologies Ltd......  Monster.com                    May 17, 2000           205,703
Simpatix, Inc..................  Monster.com                    May 31, 2000           155,480
Rollo Associates, Inc..........  Executive Search               May 31, 2000           110,860
Web Technology Partners,         Monster.com
  Inc..........................                                 May 31, 2000           623,892
Rich, Gardner & Associates,      Advertising & Communications
  Ltd..........................                                 August 31, 2000         43,535
Stratascape, Inc...............  eResourcing                    August 31, 2000        311,978
Cashback2.com, Inc.............  Monstermoving.com              November 1, 2000        90,750
Jobtrak Corporation............  Monster.com                    November 7, 2000     3,333,060
SPEC Group Holdings, Inc.......  eResourcing                    December 6, 2000       357,782
People.com Consultants, Inc....  eResourcing                    December 8, 2000     1,764,677

    The transactions for the above acquired entities were accounted for as poolings of interests. As a result, the financial position, and statements of income (loss), comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statements of stockholders' equity reflect TMP's accounts as if the additional common stock issued in connection with each of the aforementioned combinations had been issued for all periods when each of the related companies had issued shares and for the amounts that reflect the exchange ratios of the 2000 Mergers. The consolidated balance sheets of the Company as of December 31, 2000 and 1999 have been combined with those of the 2000 Mergers, all as of December 31, 2000 and 1999, except for the following:
Illsley Bourbonnais, for which the balance sheet as of January 31, 2000 has been combined with that of TMP as of December 31, 1999 and Business
Technologies Ltd. ("BTL"), for which the balance sheet as of July 31, 1999 is combined with that of TMP as of December 31, 1999.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The consolidated statements of income (loss) combine the results of TMP for each year in the three year period ended December 31, 2000 with those of the 2000 Mergers all for the same periods except for the following: Illsley Bourbonnais, for which the statements of income (loss) for the years ended January 31, 2000 and 1999 are included in the statements of income (loss) for the years ended December 31, 1999 and 1998, respectively; BTL, for which the statements of income (loss) for the years ended July 31, 1999 and 1998 are included in the statements of income (loss) for the years ended December 31, 1999 and 1998, respectively; and HW Group PLC ("HW"), for which the statement of income (loss) for the year ended March 31, 1999 is included in the statement of income (loss) for the year ended December 31, 1998.

    The results of Illsley Bourbonnais for the month ended January 31, 2000 are included in both the consolidated statements of income (loss) for the years ended December 31, 2000 and 1999. Therefore, the following amounts have been included in both periods: (a) commissions and fees of $1.0 million and (b) net income of $285 thousand, with no impact on net income (loss) per share. Additionally, due to immateriality, the results of BTL for the period August 1, 1999 through December 31, 1999 of $314 thousand, in commissions and fees and $50 thousand, in net income have not been included in the consolidated statement of income (loss) for the year ended December 31, 1999 because the results of BTL for the fiscal year ended July 31, 1999 were combined with our consolidated statement of income (loss) for the year ended December 31, 1999. In addition, the results of HW, for the three months ended March 31, 1999 are included in the consolidated statements of income (loss) in both years ended December 31, 1999 and 1998, and the effects on both periods on (a) commissions and fees was $11.1 million, (b) net income was $1.9 million and (c) diluted earnings per share was $0.02.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates, unless in the case of a 50% ownership where there is managerial control by the Company. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in these affiliates.

NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster.com and Monstermoving.com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. The Company's commissions and fees are earned from the following activities: (a) job postings placed on its career website, Monster.com, (b) resume and other database access, (c) executive placement services, (d) moving related advertisements on its website, Monstermoving.com, (e) mid-level employee selection and temporary contracting services, (f) selling and placing recruitment advertising and related services,
(g) resume screening services and (h) selling and placing yellow page advertising and related services. These services are provided to a large number of customers in many different industries. The

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia and New Zealand).

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. For the most part, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In addition, the Company invests in short term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of commissions and fees and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2000 and 1999, outstanding checks in excess of cash balances were included in accounts payable on the balance sheet.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                                               YEARS
                                                              --------
Buildings and improvements..................................    5-32
Furniture and equipment.....................................    3-10
Capitalized software costs..................................     3-5
Computed equipment..........................................     3-7
Transportation equipment....................................    3-18

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

INTANGIBLES

    Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of ongoing client relationships, trademarks and goodwill. These costs are being amortized over periods ranging from two to thirty years on a straight-line basis.

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

COMMISSIONS AND FEES RECOGNITION AND WORK-IN-PROCESS

    The Company earns fees for the placement of job postings on the Internet, primarily its careers Web site, Monster.com. Such website related fees are recognized over the length of the underlying agreement, typically one to six months. In addition, it earns fees for resume and other database access. The amounts not recognized are reported on the balance sheet as deferred commissions and fees. The Company also derives commissions and fees for job advertisements placed in newspapers and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other media. For permanent placement services provided, a fee equal to between 20% and 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment). For eResourcing's temporary contracting business, commission and fees are recorded when the contracted services are performed.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The amounts charged to clients for temporary contracting services are reported in gross billings and commission and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Temporary contracting Revenue.................  $697,126   $576,189   $458,937
Temporary contracting Costs...................   535,916    462,535    369,179
                                                --------   --------   --------
Temporary contracting Billings/Commissions and
  fees........................................  $161,210   $113,654   $ 89,758
                                                ========   ========   ========

    The Company also earns fees for Executive Search services and these are recognized as clients are billed. Billings begin with the client's acceptance of a contract. A retainer equal to 33 1/3% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (at which time, in general, the retainer has been substantially earned). A final invoice is issued in the event that the candidate's actual compensation package exceeds the original estimate. The company also derives commissions and fees from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow pages are recognized on the publication's closing dates.

    The Company's quarterly commissions and fees are affected by the cyclical nature of its operating segments. The Company's quarterly commissions and fees for our Advertising & Communications Division are typically highest in the second quarter and lowest in the fourth quarter; however, the cyclicality in the economy and the Company's clients' employment needs have an overriding impact on the Company's quarterly results in Advertising & Communications. The timing of yellow page directory closings is currently concentrated in the third quarter. However, yellow page publishers may change the timing of directory publications which may have an effect on the Company's quarterly results. The Company's Directional Marketing results are also affected by yellow page publisher incentive commissions earned for the year, which are typically reported in the fourth quarter. Amounts reported in the three months ended December 31, 2000, 1999 and 1998 for year-end incentive commissions were $1.5 million, $0.1 million and $0.9 million, respectively.

    Direct operating costs incurred that relate to future commissions and fees, principally for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

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

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

December 31, 2000:
Basic.......................................................  101,413
Effect of assumed conversion of stock options...............    6,490*
                                                              -------
Diluted.....................................................  107,903
                                                              =======

December 31, 1999:
Basic.......................................................   90,152
Effect of assumed conversion of stock options...............        *
                                                              -------
Diluted.....................................................   90,152
                                                              =======

December 31, 1998:
Basic.......................................................   87,449
Effect of assumed conversion of stock options...............    1,856
                                                              -------
Diluted.....................................................   89,305
                                                              =======

------------------------

* Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 267 and 4,307 for 2000 and 1999, respectively.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's only item of other comprehensive income (loss) is foreign currency translation adjustments, which relate to investments which are permanent

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in nature. To the extent that such amounts related to investments which are permanent in nature, no adjustments for income taxes is made.

CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of costs to purchase and develop software. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs are being amortized over periods of 3 to 5 years.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date by the Company of January 1, 2000. During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. The FASB further amended SFAS No. 133 in June 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The adoption of this statement did not have a significant impact on the Company's results of operations, financial position or cash flows.

    In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

    In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                           2000        1999
                                                        ----------   --------
Trade.................................................   $578,511    $502,736
Earned commissions(a).................................     11,474      11,422
                                                         --------    --------
                                                          589,985     514,158
Less: Allowance for doubtful accounts.................     38,739      26,270
                                                         --------    --------
  Accounts receivable, net............................   $551,246    $487,888
                                                         ========    ========

------------------------

    (a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 2000 and 1999 are recorded as accounts receivable of $63,143 and $66,648, respectively, and the related advertising costs are recorded as accounts payable of $51,669 and $55,226, respectively.

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                             DECEMBER 31,
                                                         ---------------------
                                                            2000        1999
                                                         ----------   --------
Capitalized software costs.............................   $ 44,005    $27,240
Buildings and improvements.............................      2,193      1,581
Furniture and equipment................................    123,659     82,059
Leasehold improvements.................................     44,184     24,707
Transportation equipment...............................      4,529      6,182
Computer equipment.....................................     40,240     39,934
                                                          --------    -------
                                                           258,810    181,703
Less: Accumulated depreciation and amortization........    115,060     96,837
                                                          --------    -------
  Property and equipment, net..........................   $143,750    $84,866
                                                          ========    =======

    Property and equipment includes equipment under capital leases at December 31, 2000 and 1999 with a cost of $17,294 and $9,074, respectively, and accumulated amortization of $8,860 and $6,022, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period of January 1, 2000 through December 31, 2000, the Company completed the following mergers (the "2000 Mergers") which provided for the exchange of all of the outstanding stock of each entity for shares of TMP stock and are accounted for as poolings of interests (See Note 1):

                                                                                                     NUMBER OF TMP
ENTITY                                  BUSINESS SEGMENT     GEOGRAPHIC REGION   ACQUISITION DATE    SHARES ISSUED
------                                 -------------------  -------------------  -----------------   -------------
HW Group PLC.........................  eResourcing          United Kingdom       February 16, 2000       715,769

Microsurf, Inc.......................  Monstermoving.com    North America        February 16, 2000       684,462

Burlington Wells, Inc................  eResourcing          North America        February 29, 2000        52,190

Illsley Bourbonnais..................  Executive Search     North America        March 1, 2000           246,702

System One Services, Inc.............  eResourcing          North America        April 3, 2000         1,022,257

GTR Advertising......................  Advertising &        North America        April 4, 2000            54,041
                                       Communications

Virtual Relocation.com, Inc..........  Monstermoving.com    North America        May 9, 2000             947,916

Business Technologies Ltd............  Monster.com          United Kingdom       May 17, 2000            205,703

Simpatix, Inc........................  Monster.com          North America        May 31, 2000            155,480

Rollo Associates, Inc................  Executive Search     North America        May 31, 2000            110,860

Web Technology Partners, Inc.........  Monster.com          North America        May 31, 2000            623,892

Rich, Gardner & Associates, Ltd......  Advertising &        North America        August 31, 2000          43,535
                                       Communications

Stratascape, Inc.....................  eResourcing          North America        August 31, 2000         311,978

Cashback2.com, Inc...................  Monstermoving.com    North America        November 1, 2000         90,750

Jobtrak Corporation..................  Monster.com          North America        November 7, 2000      3,333,060

SPEC Group Holding, Inc..............  eResourcing          North America        December 6, 2000        357,782

People.com, Consultants, Inc.........  eResourcing          North America and    December 8, 2000      1,764,677
                                                            Asia-Pacific

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    The effects of the retroactive restatement on the Company's 1999 and 1998 financial statements for the 2000 Mergers accounted for as pooling of interests are summarized below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Commissions and fees:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........................  $765,805   $657,486
  HW Group PLC..............................................    41,708     46,774
  Microsurf, Inc............................................     5,040      1,543
  Burlington Wells, Inc.....................................     2,705      2,101
  Illsley Bourbonnais.......................................     7,997      5,568
  System One Services, Inc..................................    33,573     23,212
  GTR Advertising...........................................     2,961      2,943
  Virtual Relocation.com, Inc...............................     1,353        168
  Business Technologies Ltd.................................       786        352
  Simpatix, Inc.............................................        37         (5)
  Rollo Associates, Inc.....................................     3,597      2,599
  Web Technology Partners, Inc..............................     3,645      1,776
  Rich, Gardner & Associates, Ltd...........................     2,710      2,619
  Stratascape, Inc..........................................     2,583        987
  Cashback2.com, Inc........................................        17         --
  Jobtrak Corporation.......................................    13,800     10,866
  SPEC Group Holdings, Inc..................................    13,076      9,628
  People.com Consultants, Inc...............................     7,562      3,221
                                                              --------   --------
TMP, as restated............................................  $908,955   $771,838
                                                              ========   ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net income (loss) applicable to common and Class B common
  shareholders:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........................  $ (7,405)  $ 20,542
  HW Group PLC..............................................    (3,664)     4,458
  Microsurf, Inc............................................       509        283
  Burlington Wells, Inc.....................................       336        309
  Illsley Bourbonnais.......................................     4,313      3,192
  System One Services, Inc..................................       (82)       168
  GTR Advertising...........................................       123        229
  Virtual Relocation.com, Inc...............................    (2,922)      (480)
  Business Technologies Ltd.................................       111         65
  Simpatix, Inc.............................................      (552)      (473)
  Rollo Associates, Inc.....................................       301        679
  Web Technology Partners, Inc..............................      (122)        71
  Rich, Gardner & Associates, Ltd...........................       662        595
  Stratascape, Inc..........................................     1,380        303
  Cashback2.com, Inc........................................       (74)        --
  Jobtrak Corporation.......................................     2,872      2,542
  SPEC Group Holdings, Inc..................................      (133)       649
  People.com Consultants, Inc...............................     3,559      1,720
                                                              --------   --------
TMP, as restated............................................  $   (788)  $ 34,852
                                                              ========   ========
Net income (loss) per common and Class B common
  shareholders:
Basic:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........................  $  (0.09)  $   0.27
TMP, as restated:...........................................  $  (0.01)  $   0.40

Diluted:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 1999..........................  $  (0.09)  $   0.26
TMP, as restated:...........................................  $  (0.01)  $   0.39

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions, the Company expensed merger & integration costs of $64,604 for the twelve months ended December 31, 2000. Of this amount $31,910 is for merger costs and $32,694 is for integration costs.

    The merger costs of $31,910 for the year ended December 31, 2000 consist of
(1) $8,652 of non-cash employee stay bonuses, amortization which relates to $9,761 recorded as prepaid compensation and a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $536 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $15,865 of transaction related costs, including legal, accounting, printing and

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED) advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions, (4) $2,568 in severance costs for managers and staff of pooled companies, and (5) $4,289 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt. The $32,694 of integration costs consist of: (a) $6,229 for assumed lease obligations of closed facilities, net of $2.1 million of obligations subsequently cancelled, (b) $26,814 for consolidation of acquired facilities and associated write-offs, (c) $400 for severance, relocation and other employee costs, partially offset by a $749 recovery of a reserve for receivables. See schedule in Accrued Integration and Restructuring Costs below.

    The Company expensed merger and integration costs of $63,054 for the year ended December 31, 1999. Of this amount, $27,442 is for merger costs and $35,612 is for integration costs. The $27,442 of merger costs consists of (1) $5,944 of non-cash employee stay bonuses, which include (a) $4,826 for the amortization of $16,437 recorded as prepaid compensation and a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (b) $351 which is related to an option grant to employees of a pooled company and which represents the difference between the option price and the stock price on the day the options were granted and (c) $767 for TMP shares given to key personnel of a pooled company as employee stay bonuses, (2) $2,466 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $12,606 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $6,426 in severance costs for managers of pooled companies. The $35,612 of integration costs consist of: (a) $9,221 for assumed lease obligations of closed facilities, (b) $20,392 for consolidation of acquired facilities and associated write-offs, (c) $3,172 for severance, relocation and other employee costs and (d) a $2,827 provision for uncollectible accounts receivable. See schedule in Accrued Integration and Restructuring Costs below.

    In connection with the pooling of interests transactions completed during 1998, the Company expensed merger related costs of $22,412. The $22,412 of merger costs for the year ended December 31, 1998 consists of (1) $11,934 of non-cash employee stay bonuses, which included (a) $3,622 for the amortization of $5,986, recorded as prepaid compensation and a corresponding long-term liability, being expensed over the eighteen months from April 1, 1998 to September 30, 1999 for TMP shares set aside for key personnel of pooled companies who must remain employees of the Company for a full year in order to earn such shares and (b) $8,312 for TMP shares to key personnel of pooled companies as employee stay bonuses and (2) $1,461 of stay bonuses paid as cash to key personnel of the pooled companies and (3) $9,017 of transaction related costs, including legal, accounting and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, the Company has acquired 55 businesses between January 1, 1998 and December 31, 2000 which have been accounted for under the purchase method of accounting. Accordingly, operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 2000 and 1999 assume the acquisitions in 2000 and 1999 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Total commissions and fees..................................  $1,346,307   $1,029,629
Net income (loss) applicable to common and Class B common
  stockholders..............................................      54,870          180
Net income (loss) per common and Class B common share:
  Basic.....................................................  $     0.54   $       --
  Diluted...................................................  $     0.50   $       --

    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the years presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED INTEGRATION AND RESTRUCTURING COSTS

    Pursuant to the conclusions reached by the Emerging Issues Task Force ("EITF") of the FASB in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," in connection with the acquisitions and mergers made in 1997, 1998, 1999 and 2000 the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

    In connection therewith the Company expensed $32,694 and $35,612 in 2000 and 1999, respectively, relating to integration activities which are included in merger and integration expenses. In addition, in 1999 LAI Worldwide, Inc. ("LAI") formulated plans to close its London England and Hong Kong offices.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
In connection with these office closings, LAI charged earnings for the year ended December 31, 1999 and 1998 for $2,789 and $3,543, respectively. These costs and liabilities include:

                                                     ADDITIONS                 DEDUCTIONS
                                              -----------------------   ------------------------
                                 BALANCE       CHARGED                     APPLIED                    BALANCE
                              DECEMBER 31,        TO        EXPENSED       AGAINST                 DECEMBER 31,
YEAR ENDED DECEMBER 31, 2000      1999         GOODWILL    (RECOVERY)   RELATED ASSET   PAYMENTS       2000
----------------------------  -------------   ----------   ----------   -------------   --------   -------------
Assumed lease obligations on
  closed facilities........      $ 9,564       $ 1,164       $ 6,229       $     --     $ (4,411)     $12,546(a)
Consolidation of acquired
  facilities...............        8,715         5,694        26,814         (6,662)     (24,216)      10,345(b)
Contracted lease payments
  exceeding current market
  costs....................          562           298            --             --         (346)         514(c)
Severance, relocation and
  other employee costs.....          954         8,118           400             --       (6,352)       3,120(d)
Provision for uncollectible
  receivable...............           --           470          (749)           279           --           --
Pension obligations........        1,658            --            --             --         (169)       1,489(e)
                                 -------       -------       -------       --------     --------      -------
Total......................      $21,453       $15,744       $32,694       $ (6,383)    $(35,494)     $28,014
                                 =======       =======       =======       ========     ========      =======

                                                    ADDITIONS                DEDUCTIONS
                                              ---------------------   ------------------------
                                 BALANCE       CHARGED                   APPLIED                    BALANCE
                              DECEMBER 31,        TO                     AGAINST                 DECEMBER 31,
YEAR ENDED DECEMBER 31, 1999      1998         GOODWILL    EXPENSED   RELATED ASSET   PAYMENTS       1999
----------------------------  -------------   ----------   --------   -------------   --------   -------------
Assumed lease obligations on
  closed facilities........      $ 9,590       $   705     $ 9,737       $ (1,872)    $ (8,596)     $ 9,564
Consolidation of acquired
  facilities...............        2,745         1,317      21,427         (6,704)     (10,070)       8,715
Contracted lease payments
  exceeding current market
  costs....................          707            --          --             --         (145)         562
Severance, relocation and
  other employee costs.....        1,952         1,359       4,410         (1,780)      (4,987)         954
Provision for uncollectible
  receivable...............           --            --       2,827         (2,827)          --           --
Pension obligations........        1,753            --          --             --          (95)       1,658
                                 -------       -------     -------       --------     --------      -------
Total......................      $16,747       $ 3,381     $38,401*      $(13,183)    $(23,893)     $21,453
                                 =======       =======     =======       ========     ========      =======

* Comprised of $35,612 for integration costs plus $2,789 for LAI restructuring.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)

                                                   ADDITIONS                DEDUCTIONS
                                             ---------------------   ------------------------
                                BALANCE       CHARGED                   APPLIED                    BALANCE
                              DECEMBER 31,       TO                     AGAINST                 DECEMBER 31,
YEAR ENDED DECEMBER 31, 1998      1997        GOODWILL    EXPENSED   RELATED ASSET   PAYMENTS       1998
----------------------------  ------------   ----------   --------   -------------   --------   -------------
Assumed lease obligations on
  closed facilities........      $ 7,830      $   767     $ 2,423       $     --     $ (1,430)     $ 9,590
Consolidation of acquired
  facilities...............        2,521        5,720          --             --       (5,496)       2,745
Contracted lease payments
  exceeding current market
  costs....................          783           73          --             --         (149)         707
Severance, relocation and
  other employee costs.....        4,017        3,357       1,120             --       (6,542)       1,952
Provision for uncollectible
  receivable...............           --           --          --             --           --           --
Pension obligations........        1,650          103          --             --           --        1,753
                                 -------      -------     -------       --------     --------      -------
Total......................      $16,801      $10,020     $ 3,543       $     --     $(13,617)     $16,747
                                 =======      =======     =======       ========     ========      =======

------------------------

(a) Accrued liabilities for surplus property in the amount of $12,546 as of December 31, 2000 relate to 58 leased office locations of the acquired companies that were either under-utilized prior to the acquisition date or have been or will be closed by December 31, 2001 in connection with the integration plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the consolidation of existing offices of acquired companies in the amount of $10,345 as of December 31, 2000 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $514 as of December 31, 2000 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated severance payments, employee relocation expenses and other employee costs in the amount of $3,120 as of December 31, 2000 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate corporate headquarters and administrative personnel. As of December 31, 2000 the accrual related to approximately 52 employees including senior management, sales, service and administrative personnel. During the year ended December 31, 2000, payments of $6,352 were made to 143 members of senior management and employees for severance and charged against the reserve.

(e) Pension obligations in the amount of $1,489 were assumed in connection with the acquisition of Austin Knight Limited.

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

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED) costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                                 DECEMBER 31,       AMORTIZATION
                                                              -------------------      PERIOD
                                                                2000       1999       (YEARS)
                                                              --------   --------   ------------
Client lists, net of accumulated amortization of $8,567 and
  $6,455 respectively.......................................  $ 14,825   $ 16,207   5 to 30
Covenants not to compete, net of accumulated amortization of
  $3,205 and $2,905, respectively...........................     1,491      1,880   2 to 6
Excess of cost of investments over fair value of net assets
  acquired, net of accumulated amortization of $43,446 and
  $31,704, respectively.....................................   499,110    305,901   5 to 30
Other, net of accumulated amortization of $2,445 and $2,206,
  respectively..............................................     5,662        281   4 to 10
                                                              --------   --------
                                                              $521,088   $324,269
                                                              ========   ========

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Interest......................................  $  4,998   $ 17,286   $ 15,313
Income taxes..................................    21,569     14,360     13,702

    In conjunction with business acquisitions, the Company used cash as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Fair value of assets acquired, excluding
  cash........................................  $153,098   $ 47,675   $ 61,800
Less: liabilities assumed and created upon
  acquisition.................................   (40,503)   (19,034)   (14,086)
                                                --------   --------   --------
Net cash paid.................................  $112,595   $ 28,641   $ 47,714
                                                ========   ========   ========
Capital lease obligations incurred............  $  5,113   $    931   $    588
                                                ========   ========   ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8--FINANCING AGREEMENT

    The Company obtains its primary financing from a financial institution under a five year financing agreement as amended on November 5, 1998 (the "Agreement"). Subsequent to the five year term, which expires on November 4, 2003, the Agreement provides for one year extensions subject to bank approval unless terminated by either party at least 90 days prior to expiration of the initial term or any renewal term. The Agreement provides for borrowings of up to $185,000 at the Company's choice of either (1) the higher of (a) prime rate or
(b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. At December 31, 2000 the margin equaled 0.50%. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed as defined in the Agreement. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. The Agreement also provides for a fee on any unused portion of the commitment based upon a rate determined by the ratio of the Company's debt to EBITDA. At December 31, 2000, this rate equaled 0.20%. At December 31, 2000, the outstanding principal under this agreement is approximately $34.9 million of which $25.8 million is reflected as a reduction to accounts receivable, $2.1 million is for Canadian operations and $7.0 million is for letters of credit. In addition, approximately
$150.1 million was unused and accounts receivable is sufficient to allow for the draw-down of the entire amount. At December 31, 2000, the prime rate, Federal Funds rate and one month LIBOR were 9.50%, 6.75% and 6.50% respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Borrowings under financing agreement (see Note 8)........  $ 2,137    $ 58,664
Borrowings under other financing agreements, interest
  payable at rates varying from 5.0% to 9.2%, and
  collateralized by certain assets.......................    3,709      24,691
Senior subordinated promissory note issued by a pooled
  company with interest at 16%, paid upon merger.........       --      18,164
Pooled Company's line of credit collateralized by its
  assets, paid upon merger...............................       --      10,738
Acquisition notes payable, non-interest bearing, interest
  imputed at rates ranging from 5.0% to 9.5%, due in
  varying installments through 2006......................   19,295       5,252
Capitalized lease obligations, payable with interest from
  9% to 15%, in varying installments through 2006 (see
  Note 13)...............................................   10,219       9,387
Notes payable, in varying monthly installments maturing
  through 2001, with interest at rates ranging from 6.5%
  to 9.5%................................................      899         364
                                                           -------    --------
                                                            36,259     127,260
Less: Current portion....................................    8,225      21,250
                                                           -------    --------
                                                           $28,034    $106,010
                                                           =======    ========

    Long-term debt matures as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
2002........................................................     $11,913
2003........................................................       7,251*
2004........................................................       4,534
2005........................................................       3,456
Thereafter..................................................         880
                                                                 -------
                                                                 $28,034
                                                                 =======

------------------------

* Of this amount, $2,137 is subject to one year extensions subsequent to 2003. See Note 8.

NOTE 10--JOINT VENTURES

    During the year ended December 31, 2000, the Company entered into joint venture agreements with NineMSN and Ecorp to facilitate the expansion of Monster.com in Australia and key Asia/Pacific regions. Under the terms of the agreements, Monster.com has become the exclusive job search and career content provider on NineMSN's Internet portal site and gains access to Ecorp's pre-established internet markets in

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10--JOINT VENTURES (CONTINUED)
Singapore, Hong Kong, India, Thailand and the Philippines. The Company is a 50% shareholder in the Australian venture and a 65% shareholder in the Asia/Pacific venture. Both ventures are consolidated to reflect the managerial and operating control by TMP.

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

(B) STOCK OPTIONS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 1,800,000 shares (amended to 6,000,000 on April 27, 1998) of the common stock of the Company. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates.

    Under the Stock Option Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant which may be made to an executive officer in any calendar year is 90,000 shares (amended to 300,000 on June 25, 1997). At December 31, 2000, approximately 1,475,037 options were exercisable and 1,513,845 options are available for future grants.

    In January 1996, the Company also adopted a stock option plan for non-employee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 360,000 shares of common stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's non-employee directors of an option to purchase 22,500 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors. At December 31, 2000, approximately 66,740 options were exercisable and 270,000 options were available for future grants

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    In December 1998, the Company also adopted, subject to stockholder approval, a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options which may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company which may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares available for new awards under the Stock Option Plan. At December 31, 2000, approximately 3,378,520 options were exercisable and 13,679,828 options are available for future grants.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of approximately 6.3%, 6.1%, and 4.6% in 2000, 1999 and 1998, respectively; volatility factor of the expected market price of the Company's common stock of 80%, 46% and 24% in 2000, 1999 and 1998, respectively; a weighted average expected life of the options of 8 years in 2000, 1999 and 1998; and no dividend yield in 2000, 1999 and 1998.

    Under the accounting provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                    2000       1999       1998
                                                  --------   --------   --------
Net income (loss) applicable to common and
  Class B common stockholders...................  $ 7,934    $(33,608)  $27,875
Net income (loss) per common and
  Class B common share:
  Basic.........................................  $  0.08    $  (0.37)  $  0.32
  Diluted.......................................  $  0.07    $  (0.37)  $  0.31

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented.

                              DECEMBER 31, 2000               DECEMBER 31, 1999              DECEMBER 31, 1998
                        -----------------------------   -----------------------------   ----------------------------
                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                        ----------   ----------------   ----------   ----------------   ---------   ----------------
Outstanding at
  beginning of year...  15,957,342        $24.43         8,615,402        $12.12        5,659,600        $ 9.76
Granted...............   3,907,862         57.49        10,724,025         30.53        4,088,951         18.10
Exercised.............  (2,130,956)        16.29        (2,330,990)         8.75         (419,898)         3.60
Forfeited/cancelled...    (874,769)        34.29        (1,051,095)        20.50         (713,251)        35.83
                        ----------                      ----------                      ---------
Outstanding at end of
  year................  16,859,479        $31.44        15,957,342        $24.43        8,615,402        $12.12
                        ==========                      ==========                      =========
Options exercisable at
  year-end............   4,920,297        $21.75         3,251,747        $12.16          768,594        $10.03
                        ==========                      ==========                      =========
Weighted average fair
  value of options
  granted during the
  year................                    $44.57                          $18.74                         $ 5.86

    The following table summarizes information about stock options outstanding at December 31, 2000.

                                                               WEIGHTED AVERAGE
                             NUMBER                               REMAINING             NUMBER
      RANGE OF           OUTSTANDING AT     WEIGHTED AVERAGE   CONTRACTUAL LIFE     EXERCISABLE AT     WEIGHTED AVERAGE
   EXERCISE PRICES     DECEMBER 31, 2000     EXERCISE PRICE        (YEARS)        DECEMBER 31, 2000     EXERCISE PRICE
---------------------  ------------------   ----------------   ----------------   ------------------   ----------------
$0.00 to $10.00......       1,631,226            $ 5.87              6.2               1,353,980            $ 6.18
10.01 to  20.00......       3,017,059             15.24              7.6               1,293,866             15.14
20.01 to  26.00......       5,071,119             23.06              8.5                 821,008             23.10
26.01 to  50.00......       4,572,977             42.96              8.7               1,380,836             40.54
50.01 to  81.38......       2,567,098             61.20              9.4                  70,607             58.31
                           ----------            ------                                ---------            ------
    Total............      16,859,479            $31.44                                4,920,297            $21.75
                           ==========            ======                                =========            ======

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income (loss) before the provision (benefit) for income taxes, minority interests and equity in losses of affiliates are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Domestic........................................  $104,688   $(6,130)   $14,058
Foreign.........................................     9,331    14,173     38,644
                                                  --------   -------    -------
Total income before provision for income taxes,
  minority interests and equity in losses of
  affiliates....................................  $114,019   $ 8,043    $52,702
                                                  ========   =======    =======

    The provision (benefit) for income taxes is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Current tax provision:
  U.S. Federal...................................  $24,195    $   946    $ 1,775
  State and local................................    8,341      1,200      1,749
  Foreign........................................    7,397     10,401     15,507
                                                   -------    -------    -------
    Total current................................   39,933     12,547     19,031
                                                   -------    -------    -------
Deferred tax provision (benefit):
  U.S. Federal...................................   16,484       (371)     2,468
  State and local................................    8,350     (1,289)      (686)
  Foreign........................................   (7,165)    (2,463)    (3,387)
                                                   -------    -------    -------
    Total deferred...............................   17,669     (4,123)    (1,605)
                                                   -------    -------    -------
    Total provision..............................  $57,602    $ 8,424    $17,426
                                                   =======    =======    =======

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current deferred tax assets (liabilities):
  Earned commissions....................................  $ (4,422)  $ (4,945)
  Allowance for doubtful accounts.......................    12,138      8,261
  Work-in-process.......................................    (5,588)    (5,668)
  Prepaid and other.....................................      (170)      (121)
  Accrued expenses and other liabilities................     7,703      6,596
  Accrued compensation..................................     6,737      2,746
  Tax loss carryforwards................................    17,912      3,405
                                                          --------   --------
    Total current deferred tax asset....................    34,310     10,274
                                                          --------   --------
Noncurrent deferred tax assets (liabilities):
  Property and equipment................................    (4,348)    (2,166)
  Intangibles...........................................    12,806     12,596
  Accrued expenses and other liabilities................       158      1,069
  Deferred compensation.................................     3,994      3,899
  Tax loss carryforwards................................       471     20,611
                                                          --------   --------
    Total noncurrent deferred tax asset.................    13,081     36,009
                                                          --------   --------
  Valuation allowance...................................   (12,238)   (11,852)
                                                          --------   --------
Net deferred tax asset..................................  $ 35,153   $ 34,431
                                                          ========   ========

    At December 31, 2000, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $15.8 million which expire through 2019 and operating loss carryfowards in the United Kingdom and Australia of approximately $31.2 million and $7.3 million, respectively. The Company has concluded that, based on expected future results, the future reversals of existing taxable temporary differences, the tax benefits derived from the exercise of nonqualified employee stock options, the amortization of benefits from taxable poolings and the loss carryforwards of certain subsidiaries, which are only usable by such subsidiary, there is no reasonable assurance that the entire tax benefit can be used. Accordingly, a valuation allowance has been established. In addition, the deferred tax benefits from taxable poolings and those derived from the exercise of nonqualified stock options were recorded net of the valuation allowance as additional paid-in capital. As such amounts are used, the valuation allowance will be reduced and the benefit will be recorded as additional paid-in capital.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Provision at Federal statutory rate...............  $39,907     $2,815    $18,446
State income taxes, net of Federal income tax
  effect..........................................    6,785        (58)       691
Nondeductible expenses(1).........................   13,907      9,151      5,462
Nondeductible special charge......................       --         --        438
Foreign income taxes at other than the Federal
  statutory rate..................................      742       (511)    (1,656)
Profits of pooled entities taxed directly to
  owners..........................................   (5,005)    (5,559)    (5,476)
Increase in valuation allowance...................      386      2,009        173
Other.............................................      880        577       (652)
                                                    -------     ------    -------
Income tax provision..............................  $57,602     $8,424    $17,426
                                                    =======     ======    =======

------------------------

(1) Primarily due to nondeductible (i) merger costs of $27.1 million, $12.5 million and $6.9 million, respectively, which at the Federal statutory rate would have equated to a tax benefit of $9.5 million, $4.4 million and $2.4 million, respectively, (ii) amortization of intangible assets and
    (iii) meals & entertainment expenses.

    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At
December 31, 2000, the cumulative amount of reinvested earnings was approximately $44 million.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES

(A) LEASES

    The Company leases its facilities and certain equipment under operating leases and certain equipment under capital leases. Future minimum lease commitments under both noncancellable operating leases and capital leases at December 31, 2000 are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2001.....................................................  $ 4,511    $ 57,353
2002.....................................................    3,393      53,258
2003.....................................................    1,586      46,504
2004.....................................................      584      41,690
2005.....................................................      532      38,492
Thereafter...............................................      531     200,583
                                                           -------    --------
                                                            11,137    $437,880
                                                                      ========
Less: Amount representing interest.......................      918
                                                           -------
Present value of minimum lease payments..................   10,219
Less: Current portion....................................    4,021
                                                           -------
                                                           $ 6,198
                                                           =======

    Rent and related expenses under operating leases amounted to $59,903, $45,987, and $31,884 for the years ended December 31, 2000, 1999 and 1998, respectively. Operating lease obligations after 2005 relate primarily to building leases expiring through 2015.

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

    Such agreements provide for the following aggregate annual payments, inclusive of the Company's agreement with Andrew J. McKelvey as described below:

                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
2001........................................................     $ 9,877
2002........................................................       5,439
2003........................................................       3,270
2004........................................................       2,298
2005........................................................       1,302
Thereafter..................................................       2,055
                                                                 -------
                                                                 $24,241
                                                                 =======

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has entered into an amended employment agreement with Andrew J. McKelvey, effective November 15, 1996, for a term ending on November 14, 2001. The agreement provides for automatic renewal for successive one year terms unless either party notifies the other to the contrary at least 90 days prior to the expiration of the then current term. The agreement also provides that Mr. McKelvey will serve as Chairman of the Board and CEO of the Company and will be nominated for election as a director during all periods of his employment. Under the agreement, Mr. McKelvey was entitled to a base salary of $1,500 per year and until November 1998, when his agreement was amended, was entitled to mandatory quarterly bonuses of $375. Mr. McKelvey waived such bonuses. On
May 1, 1999, the Company and Mr. McKelvey further amended the employment agreement to provide for an annual base salary of $500 and an annual bonus, based on exceeding earnings per share targets, not to exceed $500. Under the agreement, Mr. McKelvey may terminate his employment upon 90 days' prior written notice for any reason. The agreement also provides that in the event
Mr. McKelvey's employment is terminated by the Company prior to its expiration for reasons other than for "cause," the Company shall pay Mr. McKelvey his base salary for the remaining term of the agreement at the times it would have been payable had he remained employed. The agreement further provides that in the event of Mr. McKelvey's voluntary resignation, termination of his employment by the Company for cause or nonrenewal of the agreement, Mr. McKelvey shall not be entitled to any severance, and in the event of his disability or death he or his estate shall be paid his base salary for a period of 180 days after any such termination at the times it would have been payable had he remained employed. The agreement also contains confidentially provisions, whereby Mr. McKelvey agrees not to disclose any confidential information regarding the Company and its affiliates.

(C) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are primarily a maximum of 2% of payroll of participating employees, and paid by a contribution of TMP shares and cash, amounted to $2,573, $1,342 and $1,085 for the years ended
December 31, 2000, 1999 and 1998, respectively.

    Outside of the United States, the Company has employee benefit plans in the countries in which it operates. The cost of these plans amounted to $11,553, $6,234 and $5,102 for the years ended December 31, 2000, 1999 and 1998, respectively.

    LAI maintained a defined contribution profit sharing plan covering substantially all employees. In August 1998, the plan was amended to add a 401(k) savings and company matching feature. LAI profit sharing and matching contributions are discretionary and are funded annually as approved by the LAI Board of Directors. For the year ended December 31, 1999, employer matching contributions for LAI amounted to $437. Effective January 1, 2000, LAI employees began contributing to the TMP plan. The LAI plan was combined with the TMP plan during 2000.

    LAI also had deferred compensation agreements with 53 employees and former employees. Under the terms of the agreements, employees were eligible to make annual elections, on calendar year basis, to defer a portion of their compensation. This compensation, together with accrued interest, is paid upon termination of the agreements, as defined. Effective January 1, 1999, the plan was amended to prohibit future deferrals of compensation to the plan. The present value of these obligations is recorded as a long-term liability in the accompanying consolidated balance sheets and was $9,764 and $9,786 at

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
December 31, 2000 and 1999, respectively. Interest is earned on deferred amounts at 6.25% for active employees and 4.1% for retirees. At December 31, 2000, $6.7 million related to active employees and $3.1 million related to retirees.

(D) LITIGATION

    The Company is subject to various claims, suits and complaints arising in the ordinary course of business. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

    Morgan & Banks Limited ("M & B") has had proceedings issued against it in New Zealand for an amount of $3,400. These proceedings relate to the acquisition of the claimant's business in New Zealand prior to Morgan & Banks New Zealand Limited becoming a controlled entity of the M & B. The parties have engaged in significant discovery. The directors of M & B are of the opinion that the claim is without substance and, accordingly, the action is being vigorously defended.

(E) AOL MARKETING AGREEMENT

    On December 1, 1999, the Company entered into a content and marketing arrangement with America Online, Inc. Pursuant to this arrangement, the Company's flagship Interactive property, Monster.com(sm), for the payment of $100 million over four years, would be the exclusive provider of career search services in the United States and Canada for four years to AOL members, currently over 27 million. The $100 million is being expensed pro rata over the four year life of the agreement pursuant to the number of impressions contracted per year as a percent of the total impressions anticipated over the life of the agreement.

(F) OTHER

    The Company is contingently liable on a note of the Principal Stockholder in the amount of approximately $1,600.

NOTE 14--RELATED PARTY TRANSACTIONS

    (A) The Company charged management and other fees to affiliates for services provided of approximately $931, $1,257 and $651 for the years ended
December 31, 2000, 1999, and 1998, respectively. Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

    (B) The Company leases an office from an entity in which the Principal Stockholder and other stockholders have a 90% ownership interest. Annual rent expense under the lease, which expires in the year 2004, amounts to approximately $554.

    (C) Beginning in June 1999, the Company periodically used the services of an aircraft from a company owned by the Principal Stockholder, and in connection therewith, $561 and $215 was paid during the years ended December 2000 and 1999, respectively.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--SEGMENT AND GEOGRAPHIC DATA

    The Company operates in five business segments: Interactive (including Monster-Registered Trademark-.com and Monstermoving(sm).com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. Operations are conducted in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia and New Zealand), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the years ended December 31, 2000, 1999 and 1998. Overhead is allocated based on retroactively restated commissions and fees.

                                              INTERACTIVE                            ADVERTISING
INFORMATION BY         ---------------------------------------------------------          &                        EXECUTIVE
BUSINESS SEGMENT       MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING(SM).COM   COMMUNICATIONS    ERESOURCING    SEARCH
----------------       ---------------------------------   ---------------------   ---------------   -----------   ---------
Year ended December
  31, 2000
Commissions and fees:
Traditional sources..               $     --                     $     --            $  193,951       $386,666     $178,399
Interactive..........                361,950                       10,867                31,776         21,720           30
                                    --------                     --------            ----------       --------     --------
Total commissions and
  fees...............                361,950                       10,867               225,727        408,386      178,429
                                    --------                     --------            ----------       --------     --------
Operating expenses:
Traditional(a).......                     --                           --               171,717        343,575      157,006
Interactive(a).......                291,195                       21,567                25,673         17,509           25
Merger & integration
  costs..............                  4,668                        5,618                 2,448         33,743       17,252
Amortization of
  intangibles........                    445                          617                 6,097          6,417        1,367
                                    --------                     --------            ----------       --------     --------
Total operating
  expenses...........                296,308                       27,802               205,935        401,244      175,650
                                    --------                     --------            ----------       --------     --------
Operating income
  (loss):
Traditional sources..                     --                           --                13,689          2,931        2,774
Interactive..........                 65,642                      (16,935)                6,103          4,211            5
                                    --------                     --------            ----------       --------     --------
Total operating
  income (loss)......               $ 65,642                     $(16,935)           $   19,792       $  7,142     $  2,779
                                    ========                     ========            ==========       ========     ========
Total other income,
  net................                      *                            *                     *              *            *
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........                      *                            *                     *              *            *
Total assets.........               $200,544                     $ 22,319            $1,009,051       $413,594     $228,523
                                    ========                     ========            ==========       ========     ========


INFORMATION BY         DIRECTIONAL
BUSINESS SEGMENT        MARKETING      TOTAL
----------------       -----------   ----------
Year ended December
  31, 2000
Commissions and fees:
Traditional sources..   $ 97,538     $  856,554
Interactive..........      8,840        435,183
                        --------     ----------
Total commissions and
  fees...............    106,378      1,291,737
                        --------     ----------
Operating expenses:
Traditional(a).......     80,635        752,933
Interactive(a).......      7,291        363,260
Merger & integration
  costs..............        875         64,604
Amortization of
  intangibles........      1,593         16,536
                        --------     ----------
Total operating
  expenses...........     90,394      1,197,333
                        --------     ----------
Operating income
  (loss):
Traditional sources..     14,435         33,829
Interactive..........      1,549         60,575
                        --------     ----------
Total operating
  income (loss)......   $ 15,984         94,404
                        ========
Total other income,
  net................          *         19,615
                                     ----------
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........          *     $  114,019
                                     ==========
Total assets.........   $117,812     $1,991,843
                        ========     ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                              INTERACTIVE                            ADVERTISING
INFORMATION BY         ---------------------------------------------------------          &                        EXECUTIVE
BUSINESS SEGMENT       MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING(SM).COM   COMMUNICATIONS    ERESOURCING    SEARCH
----------------       ---------------------------------   ---------------------   ---------------   -----------   ---------
Year ended
  December 31, 1999
Commissions and fees:
Traditional
  sources............               $     --                      $    --             $183,938        $292,231     $173,277
Interactive..........                126,121                        6,410               13,352           6,447           --
                                    --------                      -------             --------        --------     --------
Total commissions and
  fees...............                126,121                        6,410              197,290         298,678      173,277
                                    --------                      -------             --------        --------     --------
Operating expenses:
Traditional(a).......                     --                           --              160,114         253,070      173,105
Interactive(a).......                112,674                        8,877               11,414           5,085       13,806
Merger & integration
  costs..............                     --                           --               13,442          10,082       36,791
Restructuring
  charges............                     --                           --                   --              --        2,789
Amortization of
  intangibles........                    236                           17                6,226           2,900          971
                                    --------                      -------             --------        --------     --------
Total operating
  expenses...........                112,910                        8,894              191,196         271,137      227,462
                                    --------                      -------             --------        --------     --------
Operating income
  (loss):
Traditional
  sources............                     --                           --                4,156          26,179      (40,379)
Interactive..........                 13,211                       (2,484)               1,938           1,362      (13,806)
                                    --------                      -------             --------        --------     --------
Total operating
  income (loss)......               $ 13,211                      $(2,484)            $  6,094        $ 27,541     $(54,185)
                                    ========                      =======             ========        ========     ========
Total other expense,
  net................                      *                            *                    *               *            *
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........                      *                            *                    *               *            *
Total assets.........               $ 99,920                      $ 6,502             $414,912        $271,872     $ 90,547
                                    ========                      =======             ========        ========     ========


INFORMATION BY         DIRECTIONAL
BUSINESS SEGMENT        MARKETING      TOTAL
----------------       -----------   ----------
Year ended
  December 31, 1999
Commissions and fees:
Traditional
  sources............   $101,294     $  750,740
Interactive..........      5,885        158,215
                        --------     ----------
Total commissions and
  fees...............    107,179        908,955
                        --------     ----------
Operating expenses:
Traditional(a).......     61,189        647,478
Interactive(a).......      5,826        157,682
Merger & integration
  costs..............      2,739         63,054
Restructuring
  charges............         --          2,789
Amortization of
  intangibles........      2,544         12,894
                        --------     ----------
Total operating
  expenses...........     72,298        883,897
                        --------     ----------
Operating income
  (loss):
Traditional
  sources............     34,822         24,778
Interactive..........         59            280
                        --------     ----------
Total operating
  income (loss)......   $ 34,881         25,058
                        ========
Total other expense,
  net................          *        (17,015)
                                     ----------
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........          *     $    8,043
                                     ==========
Total assets.........   $215,012     $1,098,765
                        ========     ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                              INTERACTIVE                            ADVERTISING
INFORMATION BY         ---------------------------------------------------------          &                        EXECUTIVE
BUSINESS SEGMENT       MONSTER-REGISTERED TRADEMARK-.COM   MONSTERMOVING(SM).COM   COMMUNICATIONS    ERESOURCING    SEARCH
----------------       ---------------------------------   ---------------------   ---------------   -----------   ---------
Year ended
  December 31, 1998
Commissions and fees:
Traditional
  sources............               $    --                       $    --             $183,393        $221,864     $195,268
Interactive..........                59,410                         1,711                2,436             245           --
                                    -------                       -------             --------        --------     --------
Total commissions and
  fees...............                59,410                         1,711              185,829         222,109      195,268
                                    -------                       -------             --------        --------     --------
Operating expenses:
Traditional(a).......                    --                            --              163,887         192,023      182,497
Interactive(a).......                57,916                         1,943                1,979              69           --
Merger & Integration
  Costs..............                    --                            --                2,004           9,445       10,367
Restructuring
  charges............                    --                            --                   --              --        3,543
Amortization of
  intangibles........                   234                            10                5,626           1,542          965
                                    -------                       -------             --------        --------     --------
Total Operating
  Expenses...........                58,150                         1,953              173,496         203,079      197,372
                                    -------                       -------             --------        --------     --------
Operating income
  (loss):
Traditional
  sources............                    --                            --               11,876          18,854       (2,104)
Interactive..........                 1,260                          (242)                 457             176           --
                                    -------                       -------             --------        --------     --------
Total operating
  income (loss)......               $ 1,260                       $  (242)            $ 12,333        $ 19,030     $ (2,104)
                                    =======                       =======             ========        ========     ========
Total other expense,
  net................                     *                             *                    *               *            *
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........                     *                             *                    *               *            *
Total assets.........               $38,775                       $   424             $265,422        $181,941     $148,894
                                    =======                       =======             ========        ========     ========


INFORMATION BY         DIRECTIONAL
BUSINESS SEGMENT        MARKETING      TOTAL
----------------       -----------   ----------
Year ended
  December 31, 1998
Commissions and fees:
Traditional
  sources............   $106,455     $  706,980
Interactive..........      1,056         64,858
                        --------     ----------
Total commissions and
  fees...............    107,511        771,838
                        --------     ----------
Operating expenses:
Traditional(a).......     65,066        603,473
Interactive(a).......        766         62,673
Merger & Integration
  Costs..............        596         22,412
Restructuring
  charges............         --          3,543
Amortization of
  intangibles........      2,904         11,281
                        --------     ----------
Total Operating
  Expenses...........     69,332        703,382
                        --------     ----------
Operating income
  (loss):
Traditional
  sources............     37,889         66,515
Interactive..........        290          1,941
                        --------     ----------
Total operating
  income (loss)......   $ 38,179         68,456
                        ========
Total other expense,
  net................          *        (15,754)
                                     ----------
Income before
  provision for
  income taxes,
  minority interests
  and equity in
  losses of
  affiliates.........          *     $   52,702
                                     ==========
Total assets.........   $298,417     $  933,873
                        ========     ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion, CEO special bonus and allocated overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                                    UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION                   NORTH AMERICA    ASIA/PACIFIC   KINGDOM      EUROPE        TOTAL
--------------------------------                   --------------   ------------   --------   -----------   ----------
Year ended December 31, 2000:
  Commissions and fees...........................     $803,382        $178,868     $166,266    $143,221     $1,291,737
  Income (loss) before taxes, minority interests
    and equity in earnings of affiliates.........      108,202          20,192     (21,499)       7,124        114,019
  Long-lived assets..............................      384,955          45,603      99,089      135,191        664,838
Year ended December 31, 1999:
  Commissions and fees...........................     $521,723        $163,134     $132,594    $ 91,504     $  908,955
  Income (loss) before taxes, minority interests
    and equity in earnings of affiliates.........        3,458           9,959      (9,712)       4,338          8,043
  Long-lived assets..............................      182,354          38,555     108,797       79,429        409,135
Year ended December 31, 1998:
  Commissions and fees...........................     $446,691        $131,906     $135,571    $ 57,670     $  771,838
  Income before taxes, minority interests and
    equity in earnings of affiliates.............       32,652          16,085       2,211        1,754         52,702
  Long-lived assets..............................      170,696          32,918     110,656       48,089        362,359

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information set forth under the caption "Proposal No. 1--Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Part I--Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.4, 10.5, 10.6, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19 are management contracts, compensatory plans or arrangements):

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
           2.1          Scheme Implementation Agreement, dated August 17, 1998,
                        between Morgan & Banks Limited and TMP Worldwide Inc. ****

           2.2          Agreement and Plan of Merger, dated as of March 11, 1999, by and among TMP Worldwide Inc., TMP Florida Acquisition Corp.
                        and LAI Worldwide, Inc.*******

           3.1          Certificate of Incorporation.***

           3.2          Bylaws.***

           3.3          First Amendment to Bylaws.*

           4.1          Form of Common Stock Certificate.***

          10.1          Form of Employee Confidentiality and Non-Solicitation
                        Agreement.***

          10.2          Form of Indemnification Agreement.***

          10.3          1996 Stock Option Plan.***

          10.4          Form of Stock Option Agreement under 1996 Stock Option
                        Plan.***

          10.5          1996 Stock Option Plan for Non-Employee Directors.***

          10.6          Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.***

          10.7          Lease, dated as of October 31, 1978, between Telephone
                        Marketing Programs, Inc. and PDC Realty Inc. as agent for
                        MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.***

          10.8          Amendment and Restated Accounts Receivable Management and
                        Security Agreement, dated as of June 27, 1996, between TMP
                        Worldwide, Inc. and BNY Financial Corporation, as amended by
                        Amendment No. 1 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of August 29,
                        1996.***

          10.9          Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directory Advertising,
                        Inc.***

         10.10          Agreement, dated as of March 17, 1998, between TMP Worldwide
                        Inc. and George Eisele, as amended by Amendment 1 to
                        Agreement, dated as of September 5, 1996.***

         10.11          Management Agreement, dated as of January 1, 1996, between
                        Cala Services Inc. and Cala H.R.C. Ltd.***

         10.12          Lease Agreement, dated May 15, 1993, between 12800 Riverside
                        Drive Corporation and TMP Worldwide Inc. as amended by
                        Amendment No. 1 to Lease Agreement, dated June 1, 1993.**

         10.13          Indenture, dated April 29, 1988, between International
                        Drive, L.P. and Telephone Marketing Programs, Inc.***

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         10.14          Amended and Restated Employment Agreement, dated as of
                        September 11, 1996, between TMP Interactive Inc. and Jeffrey
                        C. Taylor.***

         10.15          Second Amended and Restated Employment Agreement, dated
                        November 2, 1999, by and among TMP Worldwide, Inc., TMP
                        Interactive Inc. and Jeffrey C. Taylor.+++++

         10.16          Amendment No. 1 to the Employment Agreement, dated
                        October 21, 1996, between TMP Worldwide Inc. and James J.
                        Treacy.+

         10.17          Amendment No. 2 to Employment Agreement between TMP
                        Worldwide Inc. and James J. Treacy, effective as of October
                        1, 1999.*****

         10.18          Amendment No. 1 to Employment Agreement, dated November 15,
                        1998, between TMP Worldwide Inc. and Andrew J. McKelvey.+

         10.19          Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.++++

         10.20          Warrant Agreement, dated October 13, 1993, between TMP
                        Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31 1995.***

         10.21          Form of Option Agreement, dated as of January 1, 1995,
                        relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.***

         10.22          Amendment No. 3 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.**

         10.23          Management Agreement, dated June 1, 1997, between Dir-Ad
                        Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide
                        Ltd.**

         10.24 Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of November 5, 1998, between BNY Financial Corporation and TMP Worldwide Inc.+

         10.25          Amendment No.1 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******

         10.26          Amendment No. 2 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******

         10.27          Content License and Interactive Marketing Agreement, dated as of December 1, 1999, between America Online, Inc. and TMP
                        Interactive Inc.*****

         10.28          Indenture of Lease, dated December 13, 1999, between the 622
                        Building Company LLC and TMP Worldwide Inc.*****

         10.29 Warranty and Indemnity agreement dated July 18, 2000, relating to the entire issued share capital of QD Group
                        Limited, between Mr. G. Quarry and TMP Worldwide Inc.*

         10.30          Agreement and Plan of Merger, dated August 31, 2000, by and among TMP Worldwide Inc., Rich, Gardner & Associates, Ltd.,
                        Fred Rich and Furman Gardner.*

         10.31          Stock Purchase Agreement dated August 31, 2000, by and among
                        TMP Worldwide Inc., Stratascape, Inc. and the shareholders listed on Schedule A thereto.*

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         10.32          Stock Purchase Agreement, dated June 19, 2000, among TMP
                        Worldwide Inc., MoveCentral Company and the beneficial
                        owners of MoveCentral Company listed on Schedule A
                        thereto.++++++

            21          Subsidiaries of the Company.*

          23.1          Consent of BDO Seidman, LLP.

          23.2          Consent of Arthur Andersen LLP.

          23.3          Consent of Pannell Kerr and Forster.

    (b) Reports on Form 8-K.

    (i) The Company's Amended Current Report on Form 8-K/A, dated November 3, 2000, relating to the Company's acquisition of Rich, Gardner &
Associates, Ltd., Stratascape, Inc. and QD Group Ltd. and which incorporates by reference to the Company's Post Effective Amendment No. 1 (Registration
No. 333-41996) filed September 15, 2000, the financial statements of Rich, Gardner & Associates, Ltd., Stratascape, Inc. and QD Group Limited and the pro forma financial information.

    (ii) The Company's Current Report on Form 8-K, dated November 13, 2000, relating to the Company's announcement of its business operations and expected financial results for future periods.

    (iii) The Company's Current Report of Form 8-K, dated December 14, 2000, relating to the Company's reaffirmation of its business outlook provided in its press release for the third quarter ended September 30, 2000 and the 8-K dated November 13, 2000 and increasing its fourth quarter diluted adjusted earnings per share estimates and increasing its annual diluted adjusted earnings per share estimates for the total year 2001 and for each quarter of 2001 from its previously disclosed estimates.

    (c) Exhibits.

    See (3)(a)above.

------------------------

        *  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-1 (Registration No. 333-41996).

       **  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-1 (Registration No. 333-31657).

      ***  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-1 (Registration No. 333-12471).

     ****  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-3 (Registration No. 333-63499).

    *****  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-3 (Registration No. 333-93065).

   ******  Incorporated by reference to Exhibits to the Registration
           Statements on Form S-3 (Registration No. 333-82531).

  *******  Incorporated by reference to Exhibits to the Registration
           Statement on Form S-4 (Registration No. 333-82531).

        +  Incorporated by reference to Exhibits to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1998 (Registration No. 000-21571).

       ++  Incorporated by reference to Exhibits to the Company's
           Annual Report on Form 10-K/A for the year ended
           December 31, 1997 (Registration No. 000-21571).

      +++  Incorporated by reference to Exhibits to the Company's
           Current Report on Form 8-K dated March 17, 1999.

     ++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
           (Commission File No. 000-21571).

    +++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended Setpember 30, 1999. (Commission File No 000-21571).

   ++++++  Incorporated by reference to Exhibits to the Company's
           Current Report on Form 8-K dated June 30, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    The audits referred to in our report dated February 16, 2001, relating to the consolidated financial statements of TMP Worldwide Inc. and Subsidiaries, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits. We did not audit the financial statement schedule of LAI Worldwide, Inc. and subsidiaries which was combined with the Company's financial statement schedule. That financial statement schedule was audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LAI Worldwide, Inc., and subsidiaries for 1998 is based solely on the report of the other auditor.

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

New York, New York
February 16, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To LAI Worldwide, Inc:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of LAI Worldwide, Inc. (not presented separately herein) and have issued our report thereon dated
April 7, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in
Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule, as it pertains to the 1998 data related to LAI Worldwide, Inc., has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
April 7, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                       COLUMN C--
           COLUMN A               COLUMN B              ADDITIONS               COLUMN D     COLUMN E
           --------             -------------   -------------------------      -----------   ---------
                                                                                              BALANCE
                                 BALANCE AT     CHARGED TO    CHARGED TO                        AT
                                BEGINNING OF     COSTS AND       OTHER                        END OF
         DESCRIPTIONS              PERIOD        EXPENSES      ACCOUNTS        DEDUCTIONS     PERIOD
         ------------           -------------   -----------   -----------      -----------   ---------
Allowance for doubtful
  accounts
  Year ended December 31,
    1998......................     $14,748        $ 6,734       $ 1,780(1)       $ 4,123      $19,139
  Year ended December 31,
    1999......................     $19,139        $14,735       $   283(1)       $ 7,887      $26,270
  Year ended December 31,
    2000......................     $26,270        $25,990       $   468(1)       $13,989      $38,739

Accrued integration and
  restructuring reserves
  Year ended December 31,
    1998......................     $16,801        $ 3,543       $10,020          $13,617      $16,747
  Year ended December 31,
    1999......................     $16,747        $38,401       $ 3,381          $37,076      $21,453
  Year ended December 31,
    2000......................     $21,453        $32,694       $15,744          $41,877      $28,014

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

March 22, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ ANDREW J. MCKELVEY                  Chairman of the Board, CEO and
     -------------------------------------------         Director (principal           March 22, 2001
                 Andrew J. McKelvey                      executive officer)

                 /s/ JAMES J. TREACY                   Executive Vice President,
     -------------------------------------------         Chief Operating Officer and   March 22, 2001
                   James J. Treacy                       Director

                  /s/ BART CATALANE                    Chief Financial Officer
     -------------------------------------------         (principal financial and      March 22, 2001
                    Bart Catalane                        accounting officer)

                /s/ GEORGE R. EISELE
     -------------------------------------------       Director                        March 22, 2001
                  George R. Eisele

                   /s/ RON KRAMER
     -------------------------------------------       Director                        March 22, 2001
                     Ron Kramer

                 /s/ MICHAEL KAUFMAN
     -------------------------------------------       Director                        March 22, 2001
                   Michael Kaufman

                   /s/ JOHN SWANN
     -------------------------------------------       Director                        March 22, 2001
                     John Swann