Form 10-Q
period 2001-03-31
TMP WORLDWIDE INC
filed 2001-05-14
CIK 1020416

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM           TO           .

                            ------------------------

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

                   622 THIRD AVENUE, NEW YORK, NEW YORK 10017
              (Address of principal executive offices) (Zip Code)

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

    Yes  /X/    No  / /

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                            ------------------------

                        CLASS                          OUTSTANDING ON MAY 7, 2001
                        -----                          --------------------------
Common Stock.........................................         101,688,270
Class B Common Stock.................................           4,762,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets--
             March 31, 2001 and December 31, 2000......................       2

           Consolidated Condensed Statements of Income--
             Three Months Ended March 31, 2001 and 2000................       3

           Consolidated Condensed Statements of Comprehensive Loss--
             Three Months Ended March 31, 2001 and 2000................       4

           Consolidated Condensed Statement of Stockholders' Equity--
             Three Months Ended March 31, 2001.........................       5

           Consolidated Condensed Statements of Cash Flows--Three
             Months Ended March 31, 2001 and 2000......................       6

           Notes to Consolidated Condensed Financial Statements........    7-14

           Management's Discussion and Analysis of Financial Condition
Item 2.      and Results of Operations.................................   15-22

           Quantitative and Qualitative Disclosures about Market
Item 3.      Risk......................................................      23

PART II    OTHER INFORMATION

Item       Changes in Securities.......................................
2(c).                                                                        24

Item 6.    Exhibits and Reports on Form 8-K............................      24

           Signature...................................................      25

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  563,261    $  572,270
  Accounts receivable, net..................................     544,215       573,226
  Work-in-process...........................................      33,721        33,806
  Prepaid and other.........................................     116,434        96,254
                                                              ----------    ----------
    Total current assets....................................   1,257,631     1,275,556
Property and equipment, net.................................     158,066       149,463
Intangibles, net............................................     546,874       527,621
Other assets................................................      51,921        81,273
                                                              ----------    ----------
                                                              $2,014,492    $2,033,913
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  367,162    $  375,280
  Accrued expenses and other liabilities....................     283,750       309,019
  Accrued integration and restructuring costs...............      31,128        28,014
  Deferred commissions & fees...............................     160,171       155,276
  Current portion of long term debt.........................      10,991        14,134
                                                              ----------    ----------
Total current liabilities...................................     853,202       881,723
Long term debt, less current portion........................      23,731        29,746
Other long-term liabilities.................................      41,971        54,711
                                                              ----------    ----------
Total liabilities...........................................     918,904       966,180
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................          --            --
  Common stock, $.001 par value, authorized 200,000,000
    shares; issued and outstanding: 101,195,319 and
    100,404,067 shares, respectively........................         101           100
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000....           5             5
  Additional paid-in capital................................   1,172,174     1,142,681
  Other comprehensive loss..................................     (71,333)      (63,924)
  Deficit...................................................      (5,359)      (11,129)
                                                              ----------    ----------
Total stockholders' equity..................................   1,095,588     1,067,733
                                                              ----------    ----------
                                                              $2,014,492    $2,033,913
                                                              ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Commissions & fees..........................................  $362,825   $284,237
                                                              --------   --------
  Operating expenses:
  Salaries & related........................................   190,698    160,420
  Office & general..........................................    81,537     68,623
  Marketing & promotion.....................................    54,382     30,042
  Merger & integration......................................    20,193      8,674
  Amortization of intangibles...............................     5,225      3,822
                                                              --------   --------
    Total operating expenses................................   352,035    271,581
                                                              --------   --------
Operating income............................................    10,790     12,656
                                                              --------   --------
Other income (expense):
  Interest income, net......................................     5,223      1,377
  Other, net................................................    (2,006)        91
                                                              --------   --------
    Total other income, net.................................     3,217      1,468
                                                              --------   --------
Income before provision for income taxes and minority
  interests.................................................    14,007     14,124
Provision for income taxes..................................     8,418      7,694
                                                              --------   --------
Income before minority interest.............................     5,589      6,430
Minority interests..........................................      (181)       (81)
                                                              --------   --------
Net income applicable to common and Class B common
  stockholders..............................................  $  5,770   $  6,511
                                                              ========   ========
Net income per common and Class B common share:
  Basic.....................................................  $   0.05   $   0.07
                                                              ========   ========
  Diluted...................................................  $   0.05   $   0.06
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................   105,688     99,495
                                                              ========   ========
  Diluted...................................................   110,725    107,406
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $ 5,770    $  6,511
Foreign currency translation adjustment.....................   (7,409)    (33,579)
                                                              -------    --------
Comprehensive loss..........................................  $(1,639)   $(27,068)
                                                              =======    ========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        CLASS B
                             COMMON STOCK,           COMMON STOCK,
                            $.001 PAR VALUE         $.001 PAR VALUE      ADDITIONAL       OTHER                      TOTAL
                         ----------------------   --------------------    PAID-IN     COMPREHENSIVE              STOCKHOLDERS'
                           SHARES       AMOUNT     SHARES      AMOUNT     CAPITAL         LOSS        DEFICIT       EQUITY
                         -----------   --------   ---------   --------   ----------   -------------   --------   -------------
Balance, December 31,
  2000 (as reported on
  Form 10-K)...........   99,210,728     $ 99     4,762,000      $5      $1,130,031     $(63,924)     $(8,335)     $1,057,876
Effect of First Quarter
  2001 Mergers (see
  Note 3)..............    1,193,339        1            --      --          12,650           --       (2,794)          9,857
                         -----------     ----     ---------      --      ----------     --------      -------      ----------
Balance, December 31,
  2000 (restated)......  100,404,067      100     4,762,000       5       1,142,681      (63,924)     (11,129)      1,067,733
Issuance of common
  stock in connection
  with the exercise of
  options..............      430,740       --            --      --           6,793           --           --           6,793
Tax benefit from the
  exercise of stock
  options..............           --       --            --      --           3,580           --           --           3,580
Issuance of common
  stock in connection
  with business
  combinations.........      324,193        1            --      --          16,505           --           --          16,506
Issuance of common
  stock in connection
  with employee stay
  bonuses..............       36,319       --            --      --           2,615           --           --           2,615
Foreign currency
  translation
  adjustment...........           --       --            --      --              --       (7,409)          --          (7,409)
Net income.............           --       --            --      --              --           --        5,770           5,770
                         -----------     ----     ---------      --      ----------     --------      -------      ----------
Balance, March 31,
  2001.................  101,195,319     $101     4,762,000      $5      $1,172,174     $(71,333)     $(5,359)     $1,095,588
                         ===========     ====     =========      ==      ==========     ========      =======      ==========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $   5,770   $   6,511
                                                              ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     16,414      14,969
    Provision for doubtful accounts.........................      4,425       7,217
    Tax benefit of stock options exercised..................      3,580       5,443
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................      2,615       1,096
    Provision for deferred income taxes.....................      9,113       3,003
    Effect of pooled companies included in more than one
      period................................................         --        (285)
  Changes in assets and liabilities, net of effects of
    purchases of businesses:
    (Increase) decrease in accounts receivable, net.........     36,715     (70,290)
    (Increase) decrease in work-in-process, prepaid and
      other.................................................     14,649     (10,760)
    Increase in deferred commissions & fees.................      4,552      12,685
    Decrease in accounts payable and accrued liabilities....    (47,704)    (15,715)
                                                              ---------   ---------
      Total adjustments.....................................     44,359     (52,637)
                                                              ---------   ---------
      Net cash provided by (used in) operating activities...     50,129     (46,126)
                                                              ---------   ---------
  Cash flows from investing activities:
    Capital expenditures....................................    (18,241)    (19,820)
    Payments for purchases of businesses, net of cash
      acquired..............................................    (21,211)    (12,091)
    Purchases of long term investments......................     (6,550)         --
    Other...................................................         --         418
                                                              ---------   ---------
      Net cash used in investing activities.................    (46,002)    (31,493)
                                                              ---------   ---------
  Cash flows from financing activities:
    Payments on capitalized leases..........................     (1,201)     (1,094)
    Borrowings under line of credit and proceeds from
      issuance of debt......................................     12,992     120,487
    Repayments under line of credit and principal payments
      on debt...............................................    (28,386)   (177,000)
    Net proceeds from issuance of common stock..............         --     595,819
    Cash received from the exercise of employee stock
      options...............................................      6,793      12,330
    Dividends paid by pooled entities.......................         --      (8,839)
                                                              ---------   ---------
      Net cash provided by (used in) financing activities...     (9,802)    541,703
                                                              ---------   ---------
  Effect of exchange rate changes on cash...................     (3,334)     (1,463)
                                                              ---------   ---------
  Net increase (decrease) in cash and cash equivalents......     (9,009)    462,621
  Cash and cash equivalents, beginning of period............    572,270      69,719
                                                              ---------   ---------
  Cash and cash equivalents, end of period..................  $ 563,261   $ 532,340
                                                              =========   =========

     See accompanying notes to consolidated condensed financial statements.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

    These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company follows the same accounting policies in preparation of interim reports.

    During the period of January 1, 2001 through March 31, 2001, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 1,193,339 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "First Quarter 2001 Mergers"):

                                                                                    NUMBER OF
ENTITY                                 BUSINESS SEGMENT        ACQUISITION DATE   SHARES ISSUED
------                           ----------------------------  ----------------   -------------
JWG Associates, Inc............  Advertising & Communications  March 1, 2001         809,558
Management Solutions, Inc......  eResourcing                   March 30, 2001        383,781

    The Company's consolidated condensed financial statements have been retroactively restated as of December 31, 2000 and for the three months ended March 31, 2000 to reflect the First Quarter 2001 Mergers as if the combining companies had been consolidated for all periods presented. As a result, the balance sheet, and statements of income, comprehensive loss and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflects the accounts of TMP as if the additional common stock issued in connection with these mergers had been outstanding for all periods presented.

    In addition, for the period April 1, 2000 through March 31, 2001 the Company completed 21 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

    The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              2001            2000
                                                          -------------   -------------
Temporary contracting Revenue...........................    $204,600        $166,128
Temporary contracting Costs.............................     158,091         128,661
                                                            --------        --------
Temporary contracting Billings/Commissions & fees.......    $ 46,509        $ 37,467
                                                            ========        ========

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
    Basic earnings per share includes no dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              2001            2000
                                                          -------------   -------------
Basic...................................................     105,688          99,495
Effect of assumed conversion of stock options...........       5,037*          7,911
                                                             -------         -------
Diluted.................................................     110,725         107,406
                                                             =======         =======

------------------------

* Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 2,539 for the three months ended March 31, 2001.

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster.com and Monstermoving.com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. The Company's commissions and fees are earned from the following activities: (a) job postings placed on its career website, Monster.com, (b) resume and other database access, (c) executive placement services, (d) moving related advertisements and services on its website, Monstermoving.com, (e) mid-level employee selection and temporary contracting services, (f) selling and placing recruitment advertising and related services, (g) resume screening services, (h) development of traditional and interactive employee recruitment and retention programs and (i) selling and placing yellow page advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong).

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. For the most part, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In addition, the Company invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better.

NOTE 3--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During the period of January 1, 2001 through March 31, 2001, the Company completed the following mergers (the "First Quarter 2001 Mergers") which provided for the exchange of all of the

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED) outstanding stock of each entity for a total of 1,193,339 shares of TMP common stock and which were accounted for as poolings of interests. The effect of the mergers on the various components of stockholders' equity at December 31, 2000 are as follows:

                                                       COMMON STOCK,
                                       REGION         $.001 PAR VALUE      ADDITIONAL   RETAINED        TOTAL
                                         OF         --------------------    PAID-IN     EARNINGS    STOCKHOLDERS'
ENTITY                               OPERATIONS      SHARES      AMOUNT     CAPITAL     (DEFICIT)      EQUITY
------                             --------------   ---------   --------   ----------   ---------   -------------
JWG Associates, Inc..............  North America      809,558      $1        $ 4,001     $ 1,208       $5,210
Management Solutions, Inc........  North America      383,781      --          8,649      (4,002)       4,647
                                                    ---------      --        -------     -------       ------
  Balance, December 31, 2000.....                   1,193,339      $1        $12,650     $(2,794)      $9,857
                                                    =========      ==        =======     =======       ======

    Commissions and fees, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the combining companies are as follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2000
                                                              ------------------
COMMISSIONS AND FEES

TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000.........................................       $271,396
JWG Associates, Inc.........................................          6,309
Management Solutions, Inc...................................          6,532
                                                                   --------
TMP, as restated............................................       $284,237
                                                                   ========

NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON
  STOCKHOLDERS

TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000.........................................       $  5,609
JWG Associates, Inc.........................................            617
Management Solutions, Inc...................................            285
                                                                   --------
TMP, as restated............................................       $  6,511
                                                                   ========

NET INCOME PER COMMON AND CLASS B COMMON SHARE

TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000
  Basic.....................................................       $   0.06
  Diluted...................................................       $   0.05
Restated:
  Basic.....................................................       $   0.07
  Diluted...................................................       $   0.06

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-BUSINESS COMBINATIONS (CONTINUED)

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions, the Company expensed merger & integration costs of $20,193 for the three months ended March 31, 2001. Of this amount $8,003 is for merger costs and $12,190 is for integration costs.

    The merger costs of $8,003 for the three months ended March 31, 2001 consist of (1) $495 of non-cash employee stay bonus amortization which relates to $2,186 recorded as a prepaid compensation and a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $342 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $3,996 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $3,170 in severance costs for managers and staff of pooled companies. The $12,190 of integration costs consist of: (a) $1,520 for assumed lease obligations of closed facilities, (b) $10,216 for consolidation of acquired facilities and associated write-offs and (c) $454 for severance, relocations and other employee costs. See schedule of Accrued Integration and Restructuring Costs below.

    During the three months ended March 31, 2000, the Company expensed merger and integration costs of $8,674. Of this amount $3,607 is for merger costs and $5,067 is for integration costs. The merger costs for the period ended
March 31, 2000 consist of (a) $2,323 of non-cash employee stay bonuses and
(b) $1,284 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions. The $5,067 of integration costs consist of:
(a) $2,544 for assumed obligations of closed facilities, (b) $2,871 for consolidation of acquired facilities and (c) $121 for severance, relocation and other employee costs, partially offset by a $469 recovery of a reserve for receivables.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, in the three month period ended March 31, 2001, the Company completed six acquisitions using the purchase method of accounting, four eResourcing firms, one Interactive firm and an Executive Search firm. The total amount of cash paid for these acquisitions was approximately $22.1 million. In addition, the Company issued 319,565 shares of common stock in connection with certain of the above mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the three month periods ended March 31, 2001 and 2000 and the year ended December 31, 2000 assume the

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-BUSINESS COMBINATIONS (CONTINUED) acquisitions in 2001 and 2000 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,         YEAR ENDED
                                                              -------------------   DECEMBER 31,
                                                                2001       2000         2000
                                                              --------   --------   ------------
Commissions & fees..........................................  $364,092   $309,971    $1,415,334
Net income applicable to common and Class B common
  stockholders..............................................  $  4,337   $  5,543    $   51,550
Net income per common and Class B common share:
  Basic.....................................................  $   0.04   $   0.06    $     0.50
  Diluted...................................................  $   0.04   $   0.05    $     0.47

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

    In connection with such plans, in the three months ended March 31, 2001, the Company (i) expensed, as part of merger and integration expenses, $12,190, for companies acquired in

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-BUSINESS COMBINATIONS (CONTINUED) transactions accounted for as poolings of interests and (ii) increased goodwill by $2,438 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

                                                          ADDITIONS                 DEDUCTIONS
                                       BALANCE      ---------------------   --------------------------    BALANCE
                                     DECEMBER 31,   CHARGED TO              APPLIED AGAINST              MARCH 31,
                                         2000        GOODWILL    EXPENSED    RELATED ASSET    PAYMENTS     2001
                                     ------------   ----------   --------   ---------------   --------   ---------
Assumed obligations on closed
  leased facilities................     $12,546       $  168     $ 1,520        $  (153)      $(2,597)   $11,484(a)
Consolidation of acquired
  facilities.......................      10,345        2,061      10,216         (2,683)       (4,664)    15,275(b)
Contracted lease payments exceeding
  current market costs.............         514           --          --             --            (4)       510(c)
Severance, relocation and other
  employee costs...................       3,120          209         454             --        (1,413)     2,370(d)
Pension obligations................       1,489           --          --             --            --      1,489(e)
                                        -------       ------     -------        -------       -------    ---------
Total..............................     $28,014       $2,438     $12,190        $(2,836)      $(8,678)   $  31,128
                                        =======       ======     =======        =======       =======    =========

------------------------

    (a) Accrued liabilities for surplus property in the amount of $11,484 as of March 31, 2001 relate to 58 leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2001 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

    (b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $15,275 as of March 31, 2001 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

    (c) Above market lease costs in the amount of $510 as of March 31, 2001 relate to the present value of contractual lease payments in excess of current market lease rates.

    (d) Estimated employee severance and relocation expenses and other employee costs in the amount of $2,370 as of March 31, 2001 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of March 31, 2001, the accrual related to approximately 37 employees including senior management, sales, service and administrative personnel. During the quarter ended March 31, 2001, payments of $1,413 were made to 118 members of senior management and employees for severance and charged against the reserve.

    (e) Pension obligations in the amount of $1,489 were assumed in connection with the acquisition of Austin Knight.

    The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of preliminary plans relating to purchased entities,

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3-BUSINESS COMBINATIONS (CONTINUED) additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

NOTE 4-SEGMENT AND GEOGRAPHIC DATA

    The Company operates in five business segments: Interactive (including Monster-Registered Trademark-.com and Monstermoving.com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. Operations are conducted in the following geographic regions: North America, the Asia/ Pacific Region (primarily Australia, New Zealand and Hong Kong), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the three months ended March 31, 2001 and 2000. Overhead is allocated based on retroactively restated commissions and fees.

                                      INTERACTIVE
 INFORMATION BY BUSINESS   ---------------------------------    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
         SEGMENT           MONSTER.COM    MONSTERMOVING.COM    COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING     TOTAL
-------------------------  ------------   ------------------   ---------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS
  ENDED MARCH 31, 2000
Commissions & fees:
Traditional sources......    $    --           $    --             $48,425        $104,372      $31,489      $21,957     $206,243
Interactive sources......    129,222             3,587              10,209          12,125           10        1,429      156,582
                             -------           -------             -------        --------      -------      -------     --------
Total commissions &
  fees...................    129,222             3,587              58,634         116,497       31,499       23,386      362,825
                             -------           -------             -------        --------      -------      -------     --------
Operating expenses:
Traditional (a)..........         --                --              49,885         101,273       31,002       19,389      201,549
Interactive (a)..........     96,568             7,234               9,703          10,335            9        1,219      125,068
Merger & integration.....         12             3,236               5,037          11,388          520           --       20,193
Amortization of
  intangibles............        166               342               1,373           2,600          323          421        5,225
                             -------           -------             -------        --------      -------      -------     --------
Total operating
  expenses...............     96,746            10,812              65,998         125,596       31,854       21,029      352,035
                             -------           -------             -------        --------      -------      -------     --------
Operating income (loss):
Traditional sources......         --                --              (7,870)        (10,889)        (356)       2,147      (16,968)
Interactive sources......     32,476            (7,225)                506           1,790            1          210       27,758
                             -------           -------             -------        --------      -------      -------     --------
Total operating income
  (loss).................    $32,476           $(7,225)            $(7,364)       $ (9,099)     $  (355)     $ 2,357       10,790
                             =======           =======             =======        ========      =======      =======
Total other income,
  net....................          *                 *                   *               *            *            *        3,217
                                                                                                                         --------
Income before provision
  for income taxes and
  minority interests.....          *                 *                   *               *            *            *     $ 14,007
                                                                                                                         ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      INTERACTIVE
INFORMATION BY BUSINESS    ---------------------------------    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                    MONSTER.COM    MONSTERMOVING.COM    COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING     TOTAL
-----------------------    ------------   ------------------   ---------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS
  ENDED MARCH 31, 2000
Commissions & fees:
  Traditional sources....     $   --           $    --             $53,327         $94,375      $39,007      $23,300     $210,009
  Interactive sources....     61,379             2,076               5,915           2,468           --        2,390       74,228
                              ------           -------             -------         -------      -------      -------     --------
Total commissions &
  fees...................     61,379             2,076              59,242          96,843       39,007       25,690      284,237
                              ------           -------             -------         -------      -------      -------     --------
Operating expenses:
  Traditional(a).........         --                --              46,064          90,185       37,520       17,678      191,447
  Interactive(a).........     52,862             4,855               5,635           1,817           --        2,469       67,638
  Merger & integration
    costs................         --                75                 143           5,739        2,533          184        8,674
  Amortization of
    intangibles..........         60                 7               1,277           1,120          274        1,084        3,822
                              ------           -------             -------         -------      -------      -------     --------
Total operating
  expenses...............     52,922             4,937              53,119          98,861       40,327       21,415      271,581
                              ------           -------             -------         -------      -------      -------     --------
Operating income (loss):
  Traditional sources....         --                --               5,843          (2,669)      (1,320)       4,354        6,208
  Interactive sources....      8,457            (2,861)                280             651           --          (79)       6,448
                              ------           -------             -------         -------      -------      -------     --------
Total operating income
  (loss).................     $8,457           $(2,861)            $ 6,123         $(2,018)     $(1,320)     $ 4,275       12,656
                              ======           =======             =======         =======      =======      =======
Total other expense,
  net....................      *                                    *                *            *            *            1,468
                                                                                                                         --------
Income before provision
  for income taxes and
  minority interests.....      *                                    *                *            *            *         $ 14,124
                                                                                                                         ========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                                                                          ASIA/      UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION                        NORTH AMERICA    PACIFIC    KINGDOM      EUROPE       TOTAL
--------------------------------                        --------------   --------   --------   -----------   --------
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Total commissions & fees..............................     $227,129      $43,215    $47,844      $44,637     $362,825

Income (loss) before income taxes and minority
  interests...........................................     $ 26,304      $   900    $(13,276)    $    79     $ 14,007

FOR THE THREE MONTHS ENDED MARCH 31, 2000

Total commissions & fees..............................     $173,478      $43,436    $37,017      $30,306     $284,237

Income (loss) before income taxes and minority
  interests...........................................     $ 11,188      $ 4,111    $(4,897)     $ 3,722     $ 14,124

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, (II) OUR SUCCESS DEPENDS ON THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER.COM-REGISTERED TRADEMARK-, (III) TRADITIONAL MEDIA IS IMPORTANT TO US, (IV) WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET, (V) WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US BY OTHERS, (VI) COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS, (VII) INTERNET USERS MAY NOT ACCEPT OUR INTERNET CONTENT, (VIII) WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY,
(IX) OUR MARKETS ARE HIGHLY COMPETITIVE, (X) OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER, (XI) THE EFFECT OF GLOBAL ECONOMIC FLUCTUATIONS,
(XII) WE DEPEND ON OUR CONSULTANTS, (XIII) OUR CONSULTANTS MAY DEPART WITH EXISTING EXECUTIVE SEARCH CLIENTS, (XIV) WE FACE RISKS MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAME, (XV) WE FACE RESTRICTIONS IMPOSED BY OFF-LIMITS ARRANGEMENTS, (XVI) WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS,
(XVII) WE DEPEND ON OUR KEY PERSONNEL, (XVIII) WE ARE INFLUENCED BY A PRINCIPAL STOCKHOLDER, (XIX) EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT OUR ACQUISITION, (XX) THERE MAY BE VOLATILITY IN OUR STOCK PRICE, (XXI) WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION AND (XXII) WE HAVE NEVER PAID DIVIDENDS.

OVERVIEW

    Founded in 1967, TMP Worldwide, Inc. ("TMP" or the "Company"), now with more than 9,500 employees in 32 countries, is the online recruitment leader, the world's largest Recruitment Advertising agency network, one of the world's largest Executive Search and Executive Selection agencies. TMP, headquartered in New York, is also the parent company of Monster.com-Registered Trademark-, the leading global career portal on the Web, the world's largest Yellow Pages advertising agency, and a provider of direct marketing services. The Company's clients include more than 90 of the Fortune 100 and more than 480 of the Fortune 500 companies.

    Our Interactive growth is attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services such as Monstermoving(sm).com (www.monstermoving.com). Monster.com is the leading global career portal on the Web with over 26 million unique visits per month as of March 2001 per I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Belgium, Luxembourg, Spain, Italy, Australia, New Zealand, Singapore, India, and Hong Kong.

    Gross billings increased $922.0 million from 1997 to 2000, reflecting organic growth in interactive operations and in traditional businesses as well as acquisitions accounted for as purchases. For the period January 1, 1998 through March 31, 2001, we completed 61 such acquisitions, with estimated annual gross billings of approximately $285.0 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during the three months ended March 31, 2001, we completed two mergers that are being accounted for as poolings of interests: JWG
Associates, Inc. and Management Solutions, Inc. (the "First Quarter 2001 Mergers"). The financial statements as of December 31, 2000 and for the three months ended March 31, 2000 have been retroactively restated as if the First Quarter 2001 Mergers had been consolidated from the earliest period presented.

    Gross billings refers to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services. In addition, Executive Search fees, selection fees, and net fees from temporary contracting services are also part of gross billings. Gross billings for recruitment advertising and yellow page advertising, placed by our Advertising & Communications and Directional Marketing businesses respectively, are not included in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees that they earn because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services; such amounts are also included in gross billings. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Directional Marketing clients require payment to us prior to the date payment is due to the publishers. The payment terms with Advertising & Communications clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own website, www.monster.com;

    - searches for permanent and temporary employees, at the management and professional levels, and related services conducted through the Internet;

    - interactive advertising, sponsorships and referral fees, primarily on our
      own website,       www.monstermoving.com,

    - Internet advertising services provided to our Directional Marketing clients;

    - Custom website development, providing both creative content and technical expertise with a focus on employer-employee relationships;

    - the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

    - resume response management, which is the gathering, reviewing, and short listing of resumes sent in response to a specific job posting.

    Monstermoving.com (www.monstermoving.com) provides important relocation and moving related services and mortgage lender information to those planning to move. According to independent research conducted by Media Metrix for the month of March 2001, Monstermoving.com had an average of 3.8 page views per user and a 0.9% reach, for a power ranking of 3.4 (page views multiplied by reach). Monthly unique visitors to Monstermoving.com were 789 thousand in March 2001 and viewers stayed an average of 3 minutes. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we believe that these additional relocation services will be highly valued by Monster.com's audience and customer base as well as others who are planning to move.

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

    For Advertising & Communications in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. Using both interactive and traditional means, we also earn fees from related services such as campaign development and design, retention and referral programs, resume screening, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where, from traditional sources, we derive the majority of our Advertising & Communications commissions and fees, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

    We believe that our eResourcing and Executive Search services are helping to broaden the universe of both job seekers and employers who utilize Monster.com. Through the use of Monster.com, Advertising & Communications, eResourcing and Executive Search, we believe that we can accommodate all of our clients' employee recruitment needs, which is our "Intern to CEO" strategy.

    eResourcing offers placement services for executives and professionals in permanent and temporary positions, including specific short-term projects. This business focuses on mid-level professionals or executives, those who typically earn between $75,000 and $150,000 annually, and provides these services primarily in the U.S., Europe, Australia, New Zealand and Hong Kong.

    Executive Search offers an advanced and comprehensive range of services aimed at finding the appropriate senior executive for our clients. Such senior executives typically earn in excess of $150,000 annually. Our specialized services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure.

    Our Directional Marketing division designs and executes yellow page advertising, receiving an effective gross margin rate which approximated 18% of yellow page media billings in 2000, down from 20.5% in 1998. However, due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to 16.9% for the three months ended March 31, 2001. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
GROSS BILLINGS:
Interactive(1)..............................................  $178,560   $ 84,514
Traditional Sources:
  Advertising & Communications..............................   226,323    255,292
  eResourcing(2)............................................   107,762     95,845
  Executive Search..........................................    31,489     39,007
  Directional Marketing.....................................   129,726    133,175
                                                              --------   --------
Total.......................................................  $673,860   $607,833
                                                              --------   --------
COMMISSIONS AND FEES:
Interactive(1)..............................................  $156,582   $ 74,228
Traditional Sources:
  Advertising & Communications..............................    48,425     53,327
  eResourcing(2)............................................   104,372     94,375
  Executive Search..........................................    31,489     39,007
  Directional Marketing.....................................    21,957     23,300
                                                              --------   --------
Total.......................................................  $362,825   $284,237
                                                              --------   --------
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS
Interactive(1)..............................................      87.7%      87.8%
Traditional Sources:
  Advertising & Communications..............................      21.4%      20.9%
  eResourcing(2)............................................      96.9%      98.5%
  Executive Search..........................................     100.0%     100.0%
  Directional Marketing.....................................      16.9%      17.5%
Total.......................................................      53.8%      46.8%
EBITDA(3)...................................................  $ 25,379   $ 27,797
Cash provided by (used in) operating activities.............  $ 50,129   $(46,126)
Cash used in investing activities...........................  $(46,002)  $(31,493)
Cash provided by (used in) financing activities.............  $ (9,802)  $541,703
Effect of exchange rate changes on cash.....................  $ (3,334)  $ (1,463)

------------------------

(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet.

(2) Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.

(3) Earnings before interest, income taxes, depreciation and amortization (EBITDA) is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures which determines our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA for the indicated periods is calculated as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $ 5,770    $ 6,511
Net interest income.........................................   (5,223)    (1,377)
Income tax expense..........................................    8,418      7,694
Depreciation & amortization.................................   16,414     14,969
                                                              -------    -------
EBITDA......................................................  $25,379    $27,797
                                                              =======    =======

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED
  MARCH 31, 2000

    Gross billings for the three months ended March 31, 2001 were $673.9 million, an increase of $66.1 million or 10.9% as compared to gross billings of $607.8 million for the three months ended March 31, 2000. This increase in gross billings resulted primarily from organic growth in our Interactive and eResourcing businesses, as well as acquisitions, primarily in eResourcing, and was partially offset by the effects of the slower U.S. economy and declines in foreign currency translation rates.

    Total commissions and fees for the three months ended March 31, 2001 were $362.8 million, an increase of $78.6 million or 27.6% versus $284.2 million for the three months ended March 31, 2000.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $156.6 million for the three months ended March 31, 2001, an increase of $82.4 million or 110.9% over the same period in 2000. Of the $156.6 million, Monster.com contributed $129.2 million, Monstermoving.com contributed
$3.6 million, eResourcing contributed $12.1 million, Advertising & Communications contributed $10.2 million and Directional Marketing contributed $1.5 million.

    Monster.com's continued organic growth resulted in commissions and fees of $129.2 million for the three months ended March 31, 2001, a 110.5% increase over the $61.4 million reported in the first quarter of 2000. The increase in Monster.com's commissions and fees reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our continued expansion into the Europe and Asia-Pacific markets, and the benefit of Monster.com's marketing initiatives. Monstermoving.com also exhibited strong organic growth, as its commissions and fees increased 73% to $3.6 million, from $2.1 million for the same period last year. eResourcing and Advertising & Communication with increases of $9.7 million and $4.3 million, respectively, also contributed to TMP's Interactive gains.

    Advertising & Communications total commissions and fees, including its interactive business were $58.6 million for the first quarter of 2001, a 1.0% decrease from $59.2 million for the first quarter of 2000. Advertising & Communications' decline in newspaper job placement advertising was almost completely offset by the combined increases in interactive job postings, resume response management and creative services such as employee communications and retention programs. Commissions and fees in Advertising & Communications traditional operations were $48.4 million for the first quarter of 2001, down from $53.3 million in the first quarter of 2000, a decline of 9.2%. In comparison, the Conference Board reported a decline in its Help Wanted Index of 20.5%. The Company's relative out-performance of the industry reflects its growing market share resulting from its diversified products, its reduced dependency on newspaper advertising, and the strength of its international operations. The division's contribution to total Company Interactive commissions and fees increased significantly to $10.2 million, up 72.6% over the prior year period of $5.9 million.

    eResourcing continued to grow by targeted acquisitions and by capitalizing on both the power of the Internet and the Monster.com resume database. As a result, commissions and fees for the division, including its interactive business, increased to $116.5 million, up 20.3% from $96.8 million for the same period last year. eResourcing's traditional business generated $104.4 million in commission and fees during the first quarter, up 10.6% from $94.4 million reported in the first quarter of last year. eResourcing continued to gain market share in North America and Europe, utilizing select acquisitions to create a platform for growth in new markets and practice areas. During the quarter, eResourcing contributed $12.1 million to the total Company's Interactive commissions and fees, up 391.3% over the same period last year.

    Executive Search commissions and fees of $31.5 million in the first quarter of 2001 were down 19.3% from $39.0 million in the first quarter of 2000, reflecting the impact of the slowing U.S. economy. Despite near-term challenges, Executive Search continues to focus on building a core team of top recruiters across a variety of disciplines. During the first quarter of 2001, the Company hired several key industry sector leaders to further build out the geographic and sector diversity of Executive Search.

    Directional Marketing commissions and fees, including Interactive business, were $23.4 million for the first quarter of 2001, down 9.0% from the $25.7 million reported in the first quarter of 2000, as the division continued to be affected by reduced publisher commissions and higher client discounts and was also affected by a shift in Yellow Pages directory closings to the second quarter.

    Total operating expenses for the three months ended March 31, 2001 were $352.0 million, compared with $271.6 million for 2000. The increase of $80.4 million or 29.6% is due primarily to acquisitions accounted for as purchases and internal growth in interactive operations, especially at Monster.com. Consequently, $24.3 million of increased marketing and promotion, primarily for the Monster.com brand, and $11.5 million in merger and integration costs related to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the three months ended March 31, 2001 were $190.7 million or 52.6% of total commissions and fees, compared with $160.4 million or 56.4% of total commissions and fees for the same period in 2000. The increase of $30.3 million or 18.9% is primarily due to increased staff for the expansion of our Interactive operations, especially Monster.com, internal growth in eResourcing and acquisitions accounted for as purchases in our Advertising & Communications and eResourcing divisions.

    Office and general expenses for the three months ended March 31, 2001 were $81.5 million or 22.5% of total commissions and fees, compared with $68.6 million or 24.1% of commissions and fees for the same period in 2000. The increase of $12.9 million or 18.8% is partially due to acquisitions and organic growth, for our Interactive and eResourcing operations, partially offset by reductions in expenses for Directional Marketing due to improved efficiencies.

    Marketing and promotion expenses increased $24.4 million to $54.4 million for the three months ended March 31, 2001 from $30.0 million for the three months ended March 31, 2000. The 81.0% increase was due primarily to increased marketing for our Interactive operations, particularly Monster.com and Monstermoving.com, which the Company launched in October 2000.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the three months ended March 31, 2001, merger and integration costs were $20.2 million, an increase of $11.5 million or 132.8%, compared with $8.7 million for the same period in 2000. The 2001 amount includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The after tax effect of these charges on diluted net income per share is $(0.13) and $(0.07) for the three months ended March 31, 2001 and 2000, respectively.

    Amortization of intangibles was $5.2 million for the three months ended March 31, 2000 compared to $3.8 million for the three months ended March 31, 2000. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 1.4% and 1.3% for the three months ended March 31, 2001 and 2000, respectively.

    As a result of all of the above, operating income for the three months ended March 31, 2001 was $10.8 million, a decrease of $1.9 million or 14.7% from $12.7 million for the comparable period in 2000.

    Net interest income was $5.2 million for the three months ended March 31, 2001 compared to $1.4 million in 2000. The increase of $3.8 million primarily reflects the investing of the proceeds from our February 2000 follow-on offering for a full quarter and positive cash flow for the year on year period, partially offset by higher interest expense in the 2001 period related to acquisition notes payable.

    Other expenses, net were $2.0 million for the three months ended March 31, 2001 compared with a profit of $100 thousand for the three months ended
March 31, 2000. The $2.0 million charge primarily reflects a $1.2 million write down in carrying value of a long term investment and $700 thousand in foreign currency translation losses.

    Taxes on income for the three months ended March 31, 2001 were $8.4 million on a $14.0 million pretax profit, compared with a tax expense of $7.7 million on a $14.1 million pretax profit for the three months ended March 31, 2000. The increase of $0.7 million is due to the effect of higher tax rates in the U.S. where TMP is profitable, and lower tax rates in certain countries where TMP incurred losses, substantially offset by a higher portion of deductible expenses related to merger and integration costs from pooling of interests transactions. The tax charge in each period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $5.8 million for the three months ended
March 31, 2001, or $0.05 per diluted share compared with $6.5 million or $0.06 per diluted share for the prior period.

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

    The Company invests its excess cash predominantly in commercial paper and overnight deposits that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating, acquisition and strategic equity investment purposes. Despite a continued aggressive acquisition and related capital expenditure program, at March 31, 2001, the Company had cash and cash equivalents totaling $563.3 million, compared to $532.3 million at March 31, 2000.

    For the three months ended March 31, 2001, cash provided by operating activities of $50.1 million was primarily attributable to net income of $5.8 million, depreciation and amortization of $16.4 million, provisions for doubtful accounts of $4.4 million, a tax benefit from the exercise of stock options of $3.6 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $2.6 million, a provision for deferred income taxes of $9.1 million, a decrease in accounts receivable of

$36.7 million, a decrease in prepaid expenses and other assets of $14.6 million and an increase in deferred commissions and fees of $4.6 million. These increases were offset by a decrease in accrued expenses and other liabilities of $47.7 million.

    For the three months ended March 31, 2000, cash used in operating activities of $46.1 million was primarily due to an increase in accounts receivable of $70.3 million, an increase in work-in-process, prepaid expenses and other assets of $10.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $15.7 million, partially offset by net income of $6.5 million, depreciation and amortization of $15.0 million, provisions for doubtful accounts of $7.2 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $1.1 million, a tax benefit from the exercise of stock options of $5.5 million and an increase in deferred commissions and fees of $12.7 million.

    EBITDA was $25.4 million for the three months ended March 31, 2001, a decrease of $2.4 million or 8.7% from $27.8 million for the three months ended March 31, 2000.

    Cash used in investing activities was $46.0 million for the three months ended March 31, 2001, as a result of payments for purchases of businesses, net of cash acquired of $21.2 million, capital expenditures of $18.2 million and purchases of long-term investments of $6.6 million. Capital expenditures were generally comprised of purchases of computer hardware and software as well as leasehold improvements as the Company continues to upgrade systems and infrastructure to support its acquisitions. Cash used in investing activities was $31.5 million for the three months ended March 31, 2000, primarily as a result of payments for purchases of businesses, net of cash acquired of $12.1 million and capital expenditures of $19.8 million.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $60 million to $70 million for the year ended December 31, 2001, before considering the impacts of any future 2001 acquisitions.

    Cash used in financing activities was $9.8 million for the three months ended March 31, 2001 primarily due to net payments under our line of credit, long-term debt and capitalized lease obligations of $16.6 million, partially offset by the issuance of common stock pursuant to stock option exercises of $6.8 million. For the three months ended March 31, 2000, cash provided by financing activities of $541.7 million, primarily due to proceeds from our follow-on stock offering of $595.8 million and the issuance of common stock pursuant to stock option exercises of $12.3 million, partially offset by net payments under our line of credit, long-term debt and capital lease obligations of $57.6 million and dividends paid by pooled companies of $8.8 million.

    At March 31, 2001, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. Of such line, at March 31, 2001, approximately $152.9 million was unused and accounts receivable is sufficient to allow for the draw-down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $18.8 million for our operations in Australia, New Zealand, France, Belgium, Germany and Italy, of which approximately $16.1 million was unused at March 31, 2001.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $15.7 million at March 31, 2001. We intend to continue our acquisition strategy and the marketing and promotion of our Interactive businesses through the use of cash and cash equivalents, operating profits, issuance of additional shares of our common stock, borrowings against our long-term debt facility and seller financed notes. We believe that our cash and cash equivalents, anticipated cash flow from operations, and the availability of funds under our existing financing agreements will provide us with sufficient liquidity to meet our current and foreseeable cash needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Approximately 39% of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $32.1 million, including $25.6 million reflected as a reduction to accounts receivable and $7.1 million for letters of credit, as of March 31, 2001. Interest on the outstanding balance is charged at the Company's choice of either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The remainder of the Company's debt relates primarily to acquisition notes payable and capital lease obligations, which generally carry fixed rates of interest. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in various foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended March 31, 2001 approximately 40% of our commissions and fees were earned outside the United States and collected in local currency, and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the first quarter of 2001, the Company had an exchange loss of $7.4 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES
                           PART II OTHER INFORMATION

ITEM 2(C).   CHANGES IN SECURITIES AND USE OF PROCEEDS

1. On January 10, 2001, we issued 201,621 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Adept, Inc.

2. On March 1, 2001, we issued 809,558 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of JWG Associates, Inc. and a related entity.

3. On March 9, 2001, we issued 31,368 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Coe & Company International Inc.

4. On March 9, 2001, we issued 113,468 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of HiringTools.com, Inc.

5. On March 31, 2001, we issued 383,781 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Management Solutions, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following reports on Form 8-K were filed from January 1, 2001 through March 31, 2001.

    (a) The Company's Current Report on Form 8-K filed February 1, 2001 relating to the Company's unaudited historical quarterly financial information reflecting certain acquisitions.

    (b) The Company's Current Report on Form 8-K filed February 22, 2001 relating to the Company's fourth quarter and year end earnings.

       All other items of this report are inapplicable.

                      TMP WORLDWIDE INC. AND SUBSIDIARIES

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      TMP WORLDWIDE INC.
                                                      (Registrant)

Date: May 14, 2001                                    /s/ BART CATALANE
                                                      ------------------------------------------------
                                                      Bart Catalane
                                                      CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)