Form 10-Q/A
period 2001-03-31
TMP WORLDWIDE INC
filed 2001-05-15
CIK 1020416

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

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

                                EXPLANATORY NOTE

    The purpose of this amendment is solely to correct a typographical error in the heading to the first table in Note 4 to the Consolidated Condensed Financial Statements to read "March 31, 2001" rather than "March 31, 2000."

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

                                      INTERACTIVE
 INFORMATION BY BUSINESS   ---------------------------------    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
         SEGMENT           MONSTER.COM    MONSTERMOVING.COM    COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING     TOTAL
-------------------------  ------------   ------------------   ---------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS
  ENDED MARCH 31, 2001
Commissions & fees:
Traditional sources......    $    --           $    --             $48,425        $104,372      $31,489      $21,957     $206,243
Interactive sources......    129,222             3,587              10,209          12,125           10        1,429      156,582
                             -------           -------             -------        --------      -------      -------     --------
Total commissions &
  fees...................    129,222             3,587              58,634         116,497       31,499       23,386      362,825
                             -------           -------             -------        --------      -------      -------     --------
Operating expenses:
Traditional (a)..........         --                --              49,885         101,273       31,002       19,389      201,549
Interactive (a)..........     96,568             7,234               9,703          10,335            9        1,219      125,068
Merger & integration.....         12             3,236               5,037          11,388          520           --       20,193
Amortization of
  intangibles............        166               342               1,373           2,600          323          421        5,225
                             -------           -------             -------        --------      -------      -------     --------
Total operating
  expenses...............     96,746            10,812              65,998         125,596       31,854       21,029      352,035
                             -------           -------             -------        --------      -------      -------     --------
Operating income (loss):
Traditional sources......         --                --              (7,870)        (10,889)        (356)       2,147      (16,968)
Interactive sources......     32,476            (7,225)                506           1,790            1          210       27,758
                             -------           -------             -------        --------      -------      -------     --------
Total operating income
  (loss).................    $32,476           $(7,225)            $(7,364)       $ (9,099)     $  (355)     $ 2,357       10,790
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