Form 10-Q
period 2001-06-30
TMP WORLDWIDE INC
filed 2001-08-14
CIK 1020416

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM       TO       .

                       COMMISSION FILE NUMBER: 000-21571

                            ------------------------

                               TMP WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    13-39065550
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

 622 THIRD AVENUE, NEW YORK, NEW YORK                         10017
    (Address of principal executive                         (Zip Code)
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                                                              OUTSTANDING ON
CLASS                                                         AUGUST 7, 2001
-----                                                         --------------
Common Stock................................................   105,045,088
Class B Common Stock........................................     4,762,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TMP WORLDWIDE INC.
                                     INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                            --------
                           PART I--FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheets--June 30, 2001 and
              December 31, 2000...........................................       2

              Consolidated Condensed Statements of Operations--Three
              Months and Six Months Ended June 30, 2001 and 2000..........       3

              Consolidated Condensed Statements of Comprehensive Income
              (Loss)--Three Months and Six Months Ended June 30, 2001 and
              2000........................................................       4

              Consolidated Condensed Statement of Stockholders'
              Equity--Six Months Ended June 30, 2001......................       5

              Consolidated Condensed Statements of Cash Flows--Six Months
              Ended June 30, 2001 and 2000................................       6

              Notes to Consolidated Condensed Financial Statements........       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................      20

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................      31

                             PART II--OTHER INFORMATION

ITEM 2(C).    CHANGES IN SECURITIES.......................................      33

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      33

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................      34

SIGNATURE.................................................................      35

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TMP WORLDWIDE INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  540,791    $  576,265
  Accounts receivable, net..................................     569,293       604,849
  Work-in-process...........................................      34,080        33,806
  Prepaid and other.........................................     120,020       102,580
                                                              ----------    ----------
    Total current assets....................................   1,264,184     1,317,500
Property and equipment, net.................................     170,167       153,224
Intangibles, net............................................     618,912       530,798
Other assets................................................     103,362        81,423
                                                              ----------    ----------
                                                              $2,156,625    $2,082,945
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  388,297    $  380,922
  Accrued expenses and other liabilities....................     307,459       336,594
  Accrued integration and restructuring costs...............      31,036        28,014
  Deferred commissions & fees...............................     157,255       155,796
  Current portion of long-term debt.........................       5,078        15,739
                                                              ----------    ----------
    Total current liabilities...............................     889,125       917,065
Long-term debt, less current portion........................      59,147        30,496
Other long-term liabilities.................................      55,419        56,213
                                                              ----------    ----------
Total liabilities...........................................   1,003,691     1,003,774
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................          --            --
  Common stock, $.001 par value, authorized 1,500,000,000
    shares; issued and outstanding: 104,843,411 and
    102,681,654 shares, respectively........................         105           103
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000....           5             5
  Additional paid-in capital................................   1,217,277     1,146,959
  Other comprehensive loss..................................     (77,870)      (64,235)
  Retained earnings (deficit)...............................      13,417        (3,661)
                                                              ----------    ----------
Total stockholders' equity..................................   1,152,934     1,079,171
                                                              ----------    ----------
                                                              $2,156,625    $2,082,945
                                                              ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Commissions & fees..................................  $383,606   $346,610   $760,801   $648,244
                                                      --------   --------   --------   --------
Operating expenses:
  Salaries & related................................   195,802    187,553    394,325    356,212
  Office & general..................................    73,154     80,025    159,799    154,227
  Marketing & promotion.............................    56,017     39,846    110,694     70,460
  Merger & integration..............................    21,533     13,649     41,726     22,323
  Amortization of intangibles.......................     6,217      4,677     12,105      9,162
                                                      --------   --------   --------   --------
    Total operating expenses........................   352,723    325,750    718,649    612,384
                                                      --------   --------   --------   --------
Operating income....................................    30,883     20,860     42,152     35,860
                                                      --------   --------   --------   --------
Other income (expense):
  Interest income, net..............................     4,329      4,761      9,375      5,994
  Other, net........................................     1,490       (339)      (600)      (252)
                                                      --------   --------   --------   --------
    Total other income, net.........................     5,819      4,422      8,775      5,742
                                                      --------   --------   --------   --------
Income before provision for income taxes and
  minority interest.................................    36,702     25,282     50,927     41,602
Provision for income taxes..........................    17,254     13,394     25,966     21,088
                                                      --------   --------   --------   --------
Income before minority interests....................    19,448     11,888     24,961     20,514
Minority interests..................................      (379)      (243)      (560)      (324)
                                                      --------   --------   --------   --------
Net income applicable to common and Class B common
  stockholders......................................  $ 19,827   $ 12,131   $ 25,521   $ 20,838
                                                      ========   ========   ========   ========

Net income per common and Class B common share:
  Basic.............................................  $   0.18   $   0.12   $   0.24   $   0.20
                                                      ========   ========   ========   ========
  Diluted...........................................  $   0.17   $   0.11   $   0.23   $   0.19
                                                      ========   ========   ========   ========

Weighted average shares outstanding:
  Basic.............................................   109,024    104,988    108,573    101,773
                                                      ========   ========   ========   ========
  Diluted...........................................   113,717    111,474    113,224    109,684
                                                      ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $19,827    $12,131
Foreign currency translation adjustment.....................   (6,902)    (4,961)
                                                              -------    -------
Comprehensive income........................................  $12,925    $ 7,170
                                                              =======    =======

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $25,521    $ 20,838
Foreign currency translation adjustment.....................  (13,635)    (38,039)
                                                              -------    --------
Comprehensive income (loss).................................  $11,886    $(17,201)
                                                              =======    ========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                     CLASS B
                                COMMON STOCK,                     COMMON STOCK,
                               $.001 PAR VALUE                   $.001 PAR VALUE           ADDITIONAL       OTHER       RETAINED
                       --------------------------------   ------------------------------    PAID-IN     COMPREHENSIVE   EARNINGS
                         SHARES            AMOUNT          SHARES           AMOUNT          CAPITAL         LOSS        (DEFICIT)
                       -----------   ------------------   ---------   ------------------   ----------   -------------   ---------
Balance,
  December 31, 2000
  (as reported on
  Form 10-Q).........  100,404,067   $             100    4,762,000   $               5    $1,142,681     $(63,924)     $(11,129)
Effect of Second
  Quarter 2001
  Mergers (see
  Note 3)............    2,277,587                   3           --                  --         4,278         (311)        7,468
                       -----------   ------------------   ---------   ------------------   ----------     --------      --------
Balance, December 31,
  2000 (restated)....  102,681,654                 103    4,762,000                   5     1,146,959      (64,235)       (3,661)
Issuance of common
  stock in connection
  with the exercise
  of options.........    1,487,851                   1           --                  --        27,634           --            --
Tax benefit from the
  exercise of stock
  options............           --                  --           --                  --        11,451           --            --
Issuance of common
  stock in connection
  with business
  combinations.......      536,832                   1           --                  --        24,904           --            --
Issuance of common
  stock for matching
  contribution to
  401 (k) plan.......       78,573                  --           --                  --         2,406           --            --
Issuance of common
  stock in connection
  with employee stay
  bonuses............       58,501                  --           --                  --         3,923           --            --
Pooled companies'
  earnings included
  in both current and
  previous periods...           --                  --           --                  --            --           --          (618)
Foreign currency
  translation
  adjustment.........           --                  --           --                  --            --      (13,635)           --
Dividends declared by
  pooled companies...           --                  --           --                  --            --           --        (7,825)
Net income...........           --                  --           --                  --            --           --        25,521
                       -----------   ------------------   ---------   ------------------   ----------     --------      --------
Balance, June 30,
  2001...............  104,843,411   $             105    4,762,000   $               5    $1,217,277     $(77,870)     $ 13,417
                       ===========   ==================   =========   ==================   ==========     ========      ========


                           TOTAL
                       STOCKHOLDERS'
                          EQUITY
                       -------------
Balance,
  December 31, 2000
  (as reported on
  Form 10-Q).........   $1,067,733
Effect of Second
  Quarter 2001
  Mergers (see
  Note 3)............       11,438
                        ----------
Balance, December 31,
  2000 (restated)....    1,079,171
Issuance of common
  stock in connection
  with the exercise
  of options.........       27,635
Tax benefit from the
  exercise of stock
  options............       11,451
Issuance of common
  stock in connection
  with business
  combinations.......       24,905
Issuance of common
  stock for matching
  contribution to
  401 (k) plan.......        2,406
Issuance of common
  stock in connection
  with employee stay
  bonuses............        3,923
Pooled companies'
  earnings included
  in both current and
  previous periods...         (618)
Foreign currency
  translation
  adjustment.........      (13,635)
Dividends declared by
  pooled companies...       (7,825)
Net income...........       25,521
                        ----------
Balance, June 30,
  2001...............   $1,152,934
                        ==========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  25,521   $  20,838
                                                              ---------   ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     36,136      32,666
  Provision for doubtful accounts...........................      6,508      13,800
  Tax benefit of stock options exercised....................     11,451       7,828
  Common stock issued for matching contribution to 401(k)
    plan and employee stay bonuses..........................      6,329       1,576
  Provision for deferred income taxes.......................      9,161       4,448
  Effect of pooled companies included in more than one
    period..................................................       (618)       (285)
Changes in assets and liabilities, net of effects of
  purchases of businesses:
  (Increase) decrease in accounts receivable, net...........     56,057    (105,049)
  Decrease in work-in-process, prepaid and other............     18,416       8,693
  Increase (decrease) in deferred commissions & fees........        (33)     31,415
  Decrease in accounts payable and accrued liabilities......    (89,866)    (11,249)
                                                              ---------   ---------
    Total adjustments.......................................     53,541     (16,157)
                                                              ---------   ---------
    Net cash provided by operating activities...............     79,062       4,681
                                                              ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (35,687)    (36,523)
  Payments for purchases of businesses, net of cash
    acquired................................................    (63,871)    (33,372)
  Purchases of long term investments........................     (6,550)         --
                                                              ---------   ---------
    Net cash used in investing activities...................   (106,108)    (69,895)
                                                              ---------   ---------
Cash flows from financing activities:
  Payments on capitalized leases............................     (2,469)     (2,140)
  Borrowings under line of credit and proceeds from issuance
    of debt.................................................     30,747     143,227
  Repayments under line of credit and principal payments on
    debt....................................................    (52,567)   (221,097)
  Net proceeds from issuance of common stock................         --     595,411
  Cash received from the exercise of employee stock
    options.................................................     27,635      19,782
  Dividends paid by pooled entities.........................     (7,825)    (13,557)
                                                              ---------   ---------
    Net cash provided by (used in) financing activities.....     (4,479)    521,626
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................     (3,949)       (506)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (35,474)    455,906
Cash and cash equivalents, beginning of period..............    576,265      72,691
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 540,791   $ 528,597
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

    During the period of January 1, 2001 through March 31, 2001, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 1,193,339 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "First Quarter 2001 Mergers"):

                                                                                        NUMBER OF
ENTITY                                    BUSINESS SEGMENT         ACQUISITION DATE   SHARES ISSUED
------                              ----------------------------   ----------------   -------------
JWG Associates, Inc...............  Advertising & Communications     March 1, 2001       809,558
Management Solutions, Inc.........  eResourcing                     March 30, 2001       383,781

    During the period of April 1, 2001 through June 30, 2001, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 2,277,587 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "Second Quarter 2001 Mergers," collectively with the First Quarter 2001 Mergers, the "First Half 2001 Mergers"):

                                                                                        NUMBER OF
ENTITY                                    BUSINESS SEGMENT         ACQUISITION DATE   SHARES ISSUED
------                              ----------------------------   ----------------   -------------
The Definitive Group Limited......  eResourcing                       May 25, 2001       507,568
Hayden & Associates, Inc..........  eResourcing                       May 30, 2001       353,448
Cornell Technical Services,
  Inc.............................  eResourcing                       May 31, 2001       308,566
The Hamel Group, Inc..............  Advertising & Communications     June 29, 2001       120,814
FastWeb, Inc......................  Interactive                      June 29, 2001       987,191

    The Company's consolidated condensed financial statements have been retroactively restated as of December 31, 2000 and for the three and six months ended June 30, 2000 to reflect the First Half 2001 Mergers as if the combining companies had been consolidated for all periods presented. As a result, the balance sheet, and statements of operations, comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflects the accounts of TMP as if the additional common stock issued in connection with these mergers had been outstanding for all periods presented.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
    In addition, for the period July 1, 2000 through June 30, 2001 the Company completed 27 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

    The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Temporary Contracting revenue...............................  $233,535   $193,675
Temporary Contracting costs.................................   178,617    147,816
                                                              --------   --------
Temporary Contracting, billings and commissions and fees....  $ 54,918   $ 45,859
                                                              ========   ========

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Temporary Contracting revenue...............................  $463,523   $391,949
Temporary Contracting costs.................................   357,385    302,302
                                                              --------   --------
Temporary Contracting, billings and commissions and fees....  $106,138   $ 89,647
                                                              ========   ========

    Basic earnings per share includes no dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED)
    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Basic.......................................................  109,024    104,988
Effect of assumed conversion of options.....................    4,693*     6,486
                                                              -------    -------
Diluted.....................................................  113,717    111,474
                                                              =======    =======

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Basic.......................................................  108,573    101,773
Effect of assumed conversion of options.....................    4,651*     7,911
                                                              -------    -------
Diluted.....................................................  113,224    109,684
                                                              =======    =======

------------------------

* Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 2,321 and 2,314 for the three and six months ended June 30, 2001, respectively.

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster.com-Registered Trademark- and Monstermoving(sm).com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. The Company's commissions and fees are earned from the following activities:
(a) job postings placed on its career website, Monster.com, (b) resume and other database access, (c) executive placement services, (d) moving related advertisements and services on its website, Monstermoving.com, (e) mid-level employee selection and temporary contracting services, (f) selling and placing recruitment advertising and related services, (g) resume screening services,
(h) development of traditional and interactive employee recruitment and retention programs and (i) selling and placing yellow page advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong).

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

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    The effect of the Second Quarter 2001 Mergers on the various components of stockholders' equity at December 31, 2000 is as follows:

                                                      COMMON STOCK,
                                                     $.001 PAR VALUE      ADDITIONAL       OTHER        RETAINED        TOTAL
                                    REGION OF      --------------------    PAID-IN     COMPREHENSIVE    EARNINGS    STOCKHOLDERS'
ENTITY                             OPERATIONS       SHARES      AMOUNT     CAPITAL          LOSS        (DEFICIT)      EQUITY
------                           ---------------   ---------   --------   ----------   --------------   ---------   -------------
The Definitive Group Limited...  United Kingdom      507,568      $1        $2,553         $(311)        $(7,406)      $(5,163)
Hayden & Associates, Inc.......  North America       353,448       1            30            --           1,322         1,353
Cornell Technical Services,
  Inc..........................  North America       308,566      --             5            --           9,665         9,670
The Hamel Group, Inc...........  North America       120,814      --            97            --           2,584         2,681
FastWeb, Inc...................  North America       987,191       1         1,593            --           1,303         2,897
                                                   ---------      --        ------         -----         -------       -------
  Balance, December 31, 2000....................   2,277,587      $3        $4,278         $(311)        $ 7,468       $11,438
                                                   =========      ==        ======         =====         =======       =======

    The effects of the retroactive restatement of the Company's financial statements on commissions and fees, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the First Half 2001 Mergers are as follows:

                                                              THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 2000
                                                             ---------------   -------------
COMMISSIONS AND FEES:
TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000........................................     $316,117         $587,513
    JWG Associates, Inc....................................        6,695           13,004
    Management Solutions, Inc..............................        6,767           13,299
    The Definitive Group Limited...........................        6,235           11,999
    Hayden & Associates, Inc...............................        2,579            5,128
    Cornell Technical Services, Inc........................        2,508            5,222
    The Hamel Group, Inc...................................          886            2,100
    FastWeb, Inc...........................................        4,823            9,979
                                                                --------         --------
TMP, as restated...........................................     $346,610         $648,244
                                                                ========         ========

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

                                                              THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 2000
                                                             ---------------   -------------
NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON
  STOCKHOLDERS:
TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000........................................     $ 12,551         $ 18,160
    JWG Associates, Inc....................................          678            1,294
    Management Solutions, Inc..............................         (379)             (94)
    The Definitive Group Limited...........................       (3,173)          (5,070)
    Hayden & Associates, Inc...............................        1,051            2,139
    Cornell Technical Services, Inc........................           99              610
    The Hamel Group, Inc...................................          161              667
    FastWeb, Inc...........................................        1,143            3,132
                                                                --------         --------
TMP, as restated...........................................     $ 12,131         $ 20,838
                                                                ========         ========

NET INCOME PER COMMON AND CLASS B COMMON SHARE:
TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000:
  Basic....................................................       $0.12            $0.19
  Diluted..................................................       $0.12            $0.18
Restated:
  Basic....................................................       $0.12            $0.20
  Diluted..................................................       $0.11            $0.19

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions, the Company expensed merger & integration costs of $41,726 for the six months ended June 30, 2001. Of this amount $15,126 is for merger costs and $26,600 is for integration costs.

    The merger costs of $15,126 for the six months ended June 30, 2001 consist of (1) $1,405 of non-cash employee stay bonus amortization which relates to $1,864 recorded as a prepaid compensation and a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares,
(2) $1,126 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $7,791 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $4,804 in severance costs for managers and staff of pooled companies. The $26,600 of integration costs consist of: (a) $2,036 for assumed lease obligations of closed facilities,
(b) $18,600 for consolidation of acquired facilities and associated write-offs and (c) $5,964 for severance, relocations and other employee costs. See schedule of Accrued Integration and Restructuring Costs below.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

    During the six months ended June 30, 2000, the Company expensed merger and integration costs of $22,323. Of this amount $13,062 is for merger costs and $9,261 is for integration costs. The merger costs for the period ended June 30, 2000 consist of (1) $3,548 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt,
(2) $4,634 of non-cash employee stay bonuses and (3) $4,880 of transaction related costs, including legal, accounting, printing, advisory fees and the costs incurred for the subsequent registration of shares issued in the mergers. The $9,261 of integration costs consists of (a) $4,424 for assumed obligations of closed facilities, (b) $5,010 for consolidation of acquired facilities and
(c) $488 for severance, relocation and other employee costs, partially offset by a $661 recovery of a reserve for receivables.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, in the six month period ended June 30, 2001, the Company completed seventeen acquisitions using the purchase method of accounting, including eleven eResourcing firms, three Interactive firms, two Advertising & Communications firms and an Executive Search firm. The total amount of cash paid for these acquisitions was approximately $67.0 million. In addition, the Company issued 532,204 shares of common stock in connection with certain of the above mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the six month periods ended June 30, 2001 and 2000 and the year ended
December 31, 2000 assume the acquisitions in 2001 and 2000 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,          YEAR ENDED
                                                              -------------------   DECEMBER 31,
                                                                2001       2000         2000
                                                              --------   --------   ------------
Commissions & fees..........................................  $785,276   $710,203    $1,565,628
Net income applicable to common and Class B common
  stockholders..............................................  $ 14,305   $ 10,121    $   35,553
Net income per common and Class B common share:
  Basic.....................................................  $   0.13   $   0.10    $     0.33
  Diluted...................................................  $   0.13   $   0.09    $     0.31

    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED INTEGRATION AND RESTRUCTURING COSTS

    In connection with its acquisitions, the Company formulated plans to integrate the operations of the acquired companies. Such plans involve the closure of certain offices of such companies and the elimination of redundant management and employees. The objectives of the plans are to take

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED) advantage of the Company's existing operating infrastructure and efficiencies or to develop efficiencies from the infrastructure of the acquired companies, and to create a single brand in the related markets in which the Company operates.

    In connection with such plans, in the six months ended June 30, 2001, the Company (i) expensed, as part of merger and integration expenses, $26,600, for companies acquired in transactions accounted for as poolings of interests and
(ii) increased goodwill by $5,926 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

                                                                       ADDITIONS            DEDUCTIONS
                                                                  -------------------   -------------------
                                                                                        APPLIED
                                                     BALANCE      CHARGED               AGAINST                BALANCE
                                                   DECEMBER 31,      TO                 RELATED               JUNE 30,
                                                       2000       GOODWILL   EXPENSED    ASSET     PAYMENTS     2001
                                                   ------------   --------   --------   --------   --------   ---------
Assumed obligations on closed leased
  facilities.....................................    $12,546       $  322    $ 2,036    $  (248)   $(3,684)    $10,972(a)
Consolidation of acquired facilities.............     10,345        3,295     18,600     (5,932)   (12,411)     13,897(b)
Contracted lease payments exceeding current
  market costs...................................        514           --         --         --         (8)        506(c)
Severance, relocation and other employee costs...      3,120        2,309      5,964        (14)    (6,482)      4,897(d)
Pension obligations..............................      1,489           --         --         --       (725)        764(e)
                                                     -------       ------    -------    -------    --------    -------
Total............................................    $28,014       $5,926    $26,600    $(6,194)   $(23,310)   $31,036
                                                     =======       ======    =======    =======    ========    =======

--------------------------

(a) Accrued liabilities for surplus property in the amount of $10,972 as of June 30, 2001 relate to 32 leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2001 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $13,897 as of June 30, 2001 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $506 as of June 30, 2001 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated employee severance, relocation and other employee costs in the amount of $4,897 as of June 30, 2001 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of June 30, 2001, the accrual related to approximately 233 employees including senior management, sales, service and administrative personnel. During the six months ended June 30, 2001, payments of $6,482 were made to 416 members of senior management and employees for severance and charged against the reserve.

(e) Pension obligations in the amount of $764 remain from the acquisition of Austin Knight.

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

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA

    The Company operates in five business segments: Interactive (including Monster.com-Registered Trademark- and Monstermoving(SM).com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. Operations are conducted in the following geographic regions: North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong). The following is a summary of the Company's operations by business segment and by geographic region, for the three and the six month periods ended June 30, 2001 and 2000. Overhead is allocated based on retroactively restated commissions and fees.

                                INTERACTIVE
                          ------------------------
INFORMATION BY BUSINESS                  MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                   MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS
  ENDED JUNE 30, 2001
Commissions & fees:
  Traditional sources...    $     --     $    --        $42,971         $111,116     $32,517      $24,450     $211,054
  Interactive Sources...     142,189       3,621          6,263           18,562           9        1,908      172,552
                            --------     -------        -------         --------     -------      -------     --------
Total commissions &
  fees..................     142,189       3,621         49,234          129,678      32,526       26,358      383,606
                            --------     -------        -------         --------     -------      -------     --------
Operating expenses:
  Traditional(a)........          --          --         39,898          100,251      29,996       18,955      189,100
  Interactive(a)........     105,517       6,875          6,265           15,605           7        1,604      135,873
  Merger & integration
    costs...............       2,347       5,652          7,115            7,578      (1,159)          --       21,533
  Amortization of
    intangibles.........         593         350          1,330            3,185         330          429        6,217
                            --------     -------        -------         --------     -------      -------     --------
Total operating
  expenses..............     108,457      12,877         54,608          126,619      29,174       20,988      352,723
                            --------     -------        -------         --------     -------      -------     --------
Operating income (loss):
  Traditional sources...          --          --         (5,372)             102       3,350        5,066        3,146
  Interactive sources...      33,732      (9,256)            (2)           2,957           2          304       27,737
                            --------     -------        -------         --------     -------      -------     --------
Total operating income
  (loss)................    $ 33,732     $(9,256)       $(5,374)        $  3,059     $ 3,352      $ 5,370       30,883
                            ========     =======        =======         ========     =======      =======
Total other income,
  net...................           *           *              *                *           *                     5,819
                                                                                                              --------

Income before provision
  for income taxes and
  minority interests....           *           *              *                *           *                  $ 36,702
                                                                                                              ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                INTERACTIVE
                          ------------------------
INFORMATION BY BUSINESS                  MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                   MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS
  ENDED JUNE 30, 2000
Commissions & fees:
  Traditional sources...    $    --      $    --        $56,863         $116,102     $48,345      $23,081     $244,391
  Interactive sources...     86,499        2,088          7,301            3,711          --        2,620      102,219
                            -------      -------        -------         --------     -------      -------     --------
Total commissions &
  fees..................     86,499        2,088         64,164          119,813      48,345       25,701      346,610
                            -------      -------        -------         --------     -------      -------     --------
Operating expenses:
  Traditional(a)........         --           --         52,017          108,107      41,482       19,652      221,258
  Interactive(a)........     70,187        5,724          5,387            3,185          --        1,683       86,166
  Merger &
    integration.........        122          712            990            8,024       3,121          680       13,649
  Amortization of
    intangibles.........        496           49          2,099              835         114        1,084        4,677
                            -------      -------        -------         --------     -------      -------     --------
Total operating
  expenses..............     70,805        6,485         60,493          120,151      44,717       23,099      325,750
                            -------      -------        -------         --------     -------      -------     --------
Operating income (loss):
  Traditional sources...         --           --          1,757             (864)      3,628        1,665        6,186
  Interactive sources...     15,694       (4,397)         1,914              526          --          937       14,674
                            -------      -------        -------         --------     -------      -------     --------
Total operating income
  (loss)................    $15,694      $(4,397)       $ 3,671         $   (338)    $ 3,628      $ 2,602       20,860
                            =======      =======        =======         ========     =======      =======
Total other income,
  net...................          *            *              *                *           *            *        4,422
                                                                                                              --------
Income before provision
  for income taxes and
  minority interests....          *            *              *                *           *            *     $ 25,282
                                                                                                              ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                INTERACTIVE
                          ------------------------
INFORMATION BY BUSINESS                  MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                   MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE SIX MONTHS ENDED
  JUNE 30, 2001
Commissions & fees:
  Traditional sources...    $    --      $     --       $ 92,518        $224,602     $64,006      $46,408     $427,534
  Interactive sources...    275,432         7,208         16,585          30,687          19        3,336      333,267
                            -------      --------       --------        --------     -------      -------     --------
Total commissions &
  fees..................    275,432         7,208        109,103         255,289      64,025       49,744      760,801
                            -------      --------       --------        --------     -------      -------     --------
Operating expenses:
  Traditional(a)........         --            --         90,375         211,136      60,932       38,295      400,738
  Interactive(a)........    205,187        14,103         16,038          25,916          17        2,819      264,080
  Merger &
    integration.........      2,358         8,888         12,153          18,966        (639)          --       41,726
  Amortization of
    intangibles.........      1,229           692          2,704           5,978         653          849       12,105
                            -------      --------       --------        --------     -------      -------     --------
Total operating
  expenses..............    208,774        23,683        121,270         261,996      60,963       41,963      718,649
                            -------      --------       --------        --------     -------      -------     --------
Operating income (loss):
  Traditional sources...         --            --        (12,714)        (11,478)      3,060        7,264      (13,868)
  Interactive sources...     66,658       (16,475)           547           4,771           2          517       56,020
                            -------      --------       --------        --------     -------      -------     --------
Total operating income
  (loss)................    $66,658      $(16,475)      $(12,167)       $ (6,707)    $ 3,062      $ 7,781       42,152
                            =======      ========       ========        ========     =======      =======
Total other income,
  net...................          *             *              *               *           *            *        8,775
                                                                                                              --------
Income before provision
  for income taxes and
  minority interests....          *             *              *               *           *            *     $ 50,927
                                                                                                              ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                INTERACTIVE
                          ------------------------
INFORMATION BY BUSINESS                  MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                   MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE SIX MONTHS ENDED
  JUNE 30, 2000
Commissions & fees:
  Traditional sources...    $    --      $    --        $111,237        $221,504     $87,352      $46,381     $466,474
  Interactive sources...    153,034        4,164          13,383           6,179          --        5,010      181,770
                            -------      -------        --------        --------     -------      -------     --------
Total commissions &
  fees..................    153,034        4,164         124,620         227,683      87,352       51,391      648,244
                            -------      -------        --------        --------     -------      -------     --------
Operating expenses:
  Traditional(a)........         --           --          98,775         209,339      79,002       37,330      424,446
  Interactive(a)........    125,698       10,579          11,022           5,002          --        4,152      156,453
  Merger &
    integration.........        122          787           1,133          13,763       5,654          864       22,323
  Amortization of
    intangibles.........      1,026           56           3,376           2,148         388        2,168        9,162
                            -------      -------        --------        --------     -------      -------     --------
Total operating
  expenses..............    126,846       11,422         114,306         230,252      85,044       44,514      612,384
                            -------      -------        --------        --------     -------      -------     --------
Operating income (loss):
  Traditional sources...         --           --           7,953          (3,746)      2,308        6,019       12,534
  Interactive sources...     26,188       (7,258)          2,361           1,177          --          858       23,326
                            -------      -------        --------        --------     -------      -------     --------
Total operating income
  (loss)................    $26,188      $(7,258)       $ 10,314        $ (2,569)    $ 2,308      $ 6,877       35,860
                            =======      =======        ========        ========     =======      =======
Total other income,
  net...................          *            *               *               *           *            *        5,742
                                                                                                              --------
Income before provision
  for income taxes and
  minority interests....          *            *               *               *           *            *     $ 41,602
                                                                                                              ========

------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                           UNITED    CONTINENTAL    ASIA/
INFORMATION BY GEOGRAPHIC REGION          NORTH AMERICA   KINGDOM      EUROPE      PACIFIC     TOTAL
----------------------------------------  -------------   --------   -----------   --------   --------
FOR THE THREE MONTHS ENDED JUNE 30, 2001
Total commissions & fees................     $239,558     $ 58,357     $41,674     $44,017    $383,606
Income (loss) before provision for
  income taxes and minority interests...     $ 32,121     $  6,115     $(6,307)    $ 4,773    $ 36,702

FOR THE THREE MONTHS ENDED JUNE 30, 2000
Total commissions & fees................     $217,095     $ 44,527     $36,536     $48,452    $346,610
Income (loss) before provision for
  income taxes and minority interests...     $ 24,556     $ (7,197)    $ 2,549     $ 5,374    $ 25,282

                                                           UNITED    CONTINENTAL    ASIA/
                                          NORTH AMERICA   KINGDOM      EUROPE      PACIFIC     TOTAL
                                          -------------   --------   -----------   --------   --------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Total commissions & fees................     $475,319     $111,939     $86,311     $87,232    $760,801
Income (loss) before provision for
  income taxes and minority interests...     $ 58,011     $ (4,465)    $(9,450)    $ 6,831    $ 50,927

FOR THE SIX MONTHS ENDED JUNE 30, 2000
Total commissions & fees................     $402,205     $ 87,308     $66,842     $91,889    $648,244
Income (loss) before provision for
  income taxes and minority interests...     $ 39,837     $(13,991)    $ 6,271     $ 9,485    $ 41,602

NOTE 5--MERGER WITH HOTJOBS.COM, LTD.

    On June 29, 2001, TMP announced an agreement to acquire HotJobs.com, Ltd. ("HotJobs"), a leading recruitment company whose services include the HotJobs.com consumer job board. Under the terms of the acquisition, each share of HotJobs common stock outstanding will be exchanged for 0.2195 shares of TMP common stock. As a result, TMP anticipates issuing a total of approximately
8.3 million shares of its common stock. In addition, outstanding HotJobs options will be converted into options to acquire TMP common stock at the same exchange ratio. The Board of Directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of HotJobs' shareholders, regulatory approval and other customary closing conditions, and is expected to close in the fourth quarter of 2001. The transaction is being accounted for as a pooling of interests under U.S. generally accepted accounting principles.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 6--SUBSEQUENT EVENTS

    On July 23, 2001, pursuant to an Offer to shareholders in Jobline International AB (publ), ("Jobline"), TMP acquired 98.41% of the outstanding shares of Jobline. The aggregate consideration was SEK 1,162,508,379, or approximately U.S.$107,749,000, in cash paid from TMP's cash on hand. TMP anticipates that it will acquire the remaining 1.59% of the outstanding shares for an aggregate consideration of SEK 14,085,928, or approximately U.S.$1,330,000, in cash to be paid from TMP's cash on hand. The aggregate consideration was determined based on a price per share of SEK 30.70, or approximately $2.90, per share.

    The acquisition of Jobline, one of Europe's leading online professional search companies, solidifies Monster's presence in Europe by increasing overall brand recognition, site traffic, and resume postings. As part of Monster.com's overall global expansion strategy, the completed Jobline acquisition increases Monster's total number of European sites to 14 and international sites to 21, with the addition of five new European countries: Sweden, Norway, Denmark, Switzerland, and Finland. The combination of Monster.com's and Jobline's products and services in Europe will provide job seekers with access to quality career opportunities, support services and guidance, with employers now having access to a resume database of over two million quality candidates in Europe alone.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, (II) OUR SUCCESS DEPENDS ON THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER.COM, (III) TRADITIONAL MEDIA IS IMPORTANT TO US, (IV) WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET, (V) WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US BY OTHERS, (VI) COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS, (VII) INTERNET USERS MAY NOT ACCEPT OUR INTERNET CONTENT,
(VIII) WE FACE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY, (IX) OUR MARKETS ARE HIGHLY COMPETITIVE, (X) OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER, (XI) THE EFFECT OF GLOBAL ECONOMIC FLUCTUATIONS, (XII) WE DEPEND ON OUR CONSULTANTS, (XIII) OUR CONSULTANTS MAY DEPART WITH EXISTING EXECUTIVE SEARCH CLIENTS, (XIV) WE FACE RISKS MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAME, (XV) WE FACE RESTRICTIONS IMPOSED BY OFF-LIMITS ARRANGEMENTS, (XVI) WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS, (XVII) WE DEPEND ON OUR KEY PERSONNEL, (XVIII) WE ARE INFLUENCED BY A PRINCIPAL STOCKHOLDER, (XIX) EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT OUR ACQUISITION, (XX) THERE MAY BE VOLATILITY IN OUR STOCK PRICE, (XXI) WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION AND (XXII) WE HAVE NEVER PAID DIVIDENDS.

OVERVIEW

    Founded in 1967, TMP Worldwide Inc. ("TMP" or the "Company"), now with more than 9,500 employees in 32 countries, is the online recruitment leader, the world's largest Recruitment Advertising agency network, one of the world's largest Executive Search and Executive Selection agencies. TMP, headquartered in New York, is also the parent company of Monster.com (www.monster.com), the leading global career portal on the Web, the world's largest Yellow Pages advertising agency, and a provider of direct marketing services. The Company's clients include more than 90 of the Fortune 100 and more than 480 of the Fortune 500 companies.

    Our Interactive growth is attributable to increased sales of our Internet products, primarily for Monster.com, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services such as Monstermoving.com (www.monstermoving.com). Monster.com is the leading global career portal on the Web with over 25 million unique visits per month as of June 2001 per I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Sweden, Norway, Finland, Denmark, Switzerland, Belgium, Luxembourg, Spain, Italy, Australia, New Zealand, Singapore, India, and Hong Kong.

    Gross billings increased $1.0 billion from 1997 to 2000, reflecting organic growth in Interactive operations and in traditional businesses, as well as acquisitions accounted for as purchases. For the period January 1, 1998 through June 30, 2001, we completed 72 such acquisitions, with estimated annual gross billings of approximately $305.3 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during the six months ended June 30, 2001, we completed seven mergers that are being accounted for as poolings of interests: JWG Associates, Inc. and Management Solutions, Inc. (the "First Quarter 2001 Mergers"); and The Definitive Group Limited, Hayden & Associates, Inc., Cornell

Technical Services, Inc., The Hamel Group, Inc., and FastWeb, Inc. (the "Second Quarter 2001 Mergers," collectively, with the First Quarter 2001 Mergers, the "First Half 2001 Mergers"). The financial statements as of December 31, 2000 and for the three and six months ended June 30, 2000 have been retroactively restated as if the First Half 2001 Mergers had been consolidated from the earliest period presented.

    Gross billings refers to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services. In addition, gross billings also include executive search fees, selection fees and net fees from temporary contracting services. However, gross billings for recruitment advertising and yellow page advertising, placed by our Advertising & Communications and Directional Marketing businesses respectively, are not included in our consolidated condensed financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. The trends in gross billings in these two segments directly impact the commissions and fees that they earn because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Directional Marketing clients require payment to us prior to the date payment is due to the publishers. The payment terms with Advertising & Communications clients typically require payment when payment is due to publishers.

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own website, www.monster.com;

    - searches for permanent and temporary employees, at the management and professional levels, and related services conducted through the Internet;

    - interactive advertising, sponsorships and referral fees, primarily on our own website, www.monstermoving.com;

    - Internet advertising services provided to our Directional Marketing clients;

    - custom website development, providing both creative content and technical expertise with a focus on employer-employee relationships;

    - interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

    - resume response management, which is the gathering, reviewing, and short listing of resumes sent in response to a specific job posting.

    Monstermoving.com provides important relocation and moving related services and mortgage lender information to those planning to move. According to independent research conducted by Media Metrix for the month of June 2001, Monstermoving.com had an average of 3.8 page views per user and a 1.3% reach, for a power ranking of 4.9 (page views multiplied by reach). Monthly unique visitors to Monstermoving.com were 1.1 million in June 2001 and viewers stayed an average of 3 minutes. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we believe that these additional relocation services will be highly valued by Monster.com's audience and customer base as well as others who are planning to move.

    For Advertising & Communications in the U.S., publisher commissions historically average 15% of recruitment advertising gross billings. Using both interactive and traditional means, we also earn fees from related services such as campaign development and design, retention and referral programs, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., the majority of our Advertising & Communications commissions and fees are derived from traditional sources. Internationally, our commission rates for recruitment advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

    We believe that our eResourcing and Executive Search services are helping to broaden the universe of both job seekers and employers who utilize Monster.com. Through the combination of Monster.com, Advertising & Communications, eResourcing and Executive Search, we believe that we can accommodate all of our clients' employee recruitment needs, which is our "Intern to CEO" strategy.

    eResourcing offers placement services for executives and professionals in permanent and temporary positions, including specific short-term projects. The division focuses on mid-level professionals or executives, those who typically earn between $50,000 and $150,000 annually, and provides these services primarily in the U.S., Europe, Australia, New Zealand and Hong Kong.

    Executive Search offers an advanced and comprehensive range of services aimed at finding the appropriate senior executive for our clients. Such senior executives typically earn in excess of $150,000 annually. Our specialized services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure.

    Our Directional Marketing division designs and executes yellow page advertising, receiving an effective gross margin rate which approximated 18% of yellow page media billings in 2000, down from 20.5% in 1998. However, due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to 16.8% for the three months ended June 30, 2001. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
GROSS BILLINGS:
Interactive(1)...................................  $189,658   $113,670   $  372,388   $  203,524
Traditional Sources:
  Advertising & Communications...................   185,976    265,320      417,300      524,993
  eResourcing(2).................................   117,086    117,224      233,913      224,150
  Executive Search...............................    32,518     48,345       64,007       87,352
  Directional Marketing..........................   145,621    135,694      275,347      268,869
                                                   --------   --------   ----------   ----------
Total............................................  $670,859   $680,253   $1,362,955   $1,308,888
                                                   ========   ========   ==========   ==========
COMMISSIONS AND FEES:
Interactive(1)...................................  $172,552   $102,219   $  333,267   $  181,770
Traditional Sources:
  Advertising & Communications...................    42,971     56,863       92,518      111,237
  eResourcing(2).................................   111,116    116,102      224,602      221,504
  Executive Search...............................    32,517     48,345       64,006       87,352
  Directional Marketing..........................    24,450     23,081       46,408       46,381
                                                   --------   --------   ----------   ----------
Total............................................  $383,606   $346,610   $  760,801   $  648,244
                                                   ========   ========   ==========   ==========
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS
  BILLINGS
Interactive(1)...................................      91.0%      89.9%        89.5%        89.3%
Traditional Sources:
  Advertising & Communications...................      23.1%      21.4%        22.2%        21.2%
  eResourcing(2).................................      94.9%      99.0%        96.0%        98.8%
  Executive Search...............................     100.0%     100.0%       100.0%       100.0%
  Directional Marketing..........................      16.8%      17.0%        16.9%        17.3%
Total............................................      57.2%      51.0%        55.8%        49.5%
EBITDA(3)........................................  $ 51,928   $ 38,461   $   78,248   $   68,598
Cash provided by operating activities............  $ 23,186   $ 50,807   $   79,062   $    4,681
Cash used in investing activities................  $(60,130)  $(38,402)  $ (106,108)  $  (69,895)
Cash provided by (used in) financing
  activities.....................................  $ 11,388   $(19,593)  $   (4,479)  $  521,626
Effect of exchange rate changes on cash..........  $   (615)  $    957   $   (3,949)  $     (506)

------------------------

(1) Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services, resume response management and employment searches and temporary contracting services sourced through the Internet.

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

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net income..............................................  $19,827    $12,131    $25,521    $20,838
Net interest income.....................................   (4,329)    (4,761)    (9,375)    (5,994)
Income tax expense......................................   17,254     13,394     25,966     21,088
Depreciation & amortization.............................   19,176     17,697     36,136     32,666
                                                          -------    -------    -------    -------
EBITDA..................................................  $51,928    $38,461    $78,248    $68,598
                                                          =======    =======    =======    =======

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
  JUNE 30, 2000

    Gross billings for the three months ended June 30, 2001 were $670.9 million, a decrease of $9.4 million or 1.4% as compared to gross billings of $680.3 million for the three months ended June 30, 2000. This decrease in gross billings reflects the impact of the weak U.S. economy on senior executive search bookings by our Executive Search division and on print advertising placed by our Advertising & Communications division, substantially offset by increased demand for our interactive products, primarily Monster.com, and acquisitions by our Advertising & Communications and eResourcing divisions.

    Total commissions and fees for the three months ended June 30, 2001 were $383.6 million, an increase of $37.0 million or 10.7% versus $346.6 million for the three months ended June 30, 2000.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services, resume response management and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $172.6 million for the three months ended June 30, 2001, an increase of $70.3 million or 68.8% over the same period in 2000. Of the $172.6 million, Monster.com contributed $142.2 million, Monstermoving.com contributed $3.6 million, Advertising & Communications contributed
$6.3 million, eResourcing contributed $18.6 million and Directional Marketing contributed $1.9 million.

    Monster.com's continued organic growth resulted in commissions and fees of $142.2 million for the three months ended June 30, 2001, a 64.4% increase over the $86.5 million reported in the second quarter of 2000. The increase in Monster.com's commissions and fees reflects the continued acceptance of our interactive products and services by our clients and Internet users, new products and services, our continued expansion into the European and Asia-Pacific markets and the benefit of Monster.com's marketing initiatives. Monstermoving.com also exhibited strong organic growth, as its commissions and fees increased 73.4% to $3.6 million, from $2.1 million for the same period last year. Monstermoving.com's growth reflects the addition of new clients, increased website traffic and successfull cross-selling efforts with Directional Marketing.

    Advertising & Communications' total commissions and fees, including its interactive business, were $49.2 million for the second quarter of 2001, a 23.3% decrease from $64.2 million for the second quarter of 2000. Advertising & Communications' decline in newspaper job placement advertising was substantially offset by the combined increases in interactive job postings and creative services such as employee communications and retention programs. Commissions and fees in Advertising & Communications' traditional operations were $43.0 million for the second quarter of 2001, down from $56.9 million in the second quarter of 2000, a decline of 24.4%. In comparison, the Conference Board reported a decline in its Help Wanted Index of 28%. The Company's relative out-performance of the industry reflects its diversified products, its reduced dependency on newspaper advertising, and the strength of its international operations. The division's contribution to the Company's total interactive commissions and fees decreased to $6.3 million, down $1.0 million or 14.2% versus the prior year period of $7.3 million, also reflecting the weak U.S. economy.

    eResourcing continued to expand its geographic reach, product mix and sector coverage in the United States, Europe and Asia through a number of strategic acquisitions which provide it with a powerful platform for continued growth on a worldwide basis. Total commissions and fees for the division, including its Interactive business, increased to $129.7 million, up 8.3% from $119.8 million for the same period last year. eResourcing's traditional business generated $111.1 million in commissions and fees during the second quarter, compared to $116.1 million reported in the second quarter of last year, as the slowdown in the economy adversely impacted permanent placement revenues in the U.S. However, eResourcing's Interactive contribution increased significantly, generating commissions and fees of $18.6 million, up 400.3% over the same period last year and 53.7% sequentially over the first quarter of 2001. This increase reflects the benefit of the synergies between Monster.com's resume database and proprietary Web mining tools. In fact, 44.0% of eResourcing's placements during the second quarter were sourced from Monster.com's resume database.

    Executive Search commissions and fees of $32.5 million in the second quarter of 2001 were down 32.7% from $48.3 million in the second quarter of 2000, reflecting the continued impact of the slowing U.S. economy. However, while commissions and fees declined, strategic cost cutting measures in this division helped increase its profitability in the second quarter of 2001.

    Directional Marketing's commissions and fees, including its Interactive business, were $26.4 million for the second quarter of 2001, up 2.6% from the $25.7 million reported in the second quarter of 2000, as several Yellow Page directory closings moved from the first quarter to the second quarter of 2001.

    Total operating expenses for the three months ended June 30, 2001 were $352.7 million, compared with $325.8 million for 2000. The increase of $26.9 million or 8.3% is due primarily to internal growth in Interactive operations, especially at Monster.com, and acquisitions accounted for as purchases, offset by cost-cutting measures in our Advertising & Communications and Executive Search divisions. Marketing and promotion expenses increased
$16.2 million to $56.0 million for the second quarter compared to the prior year period, primarily for the Monster.com brand. Merger and integration costs increased $7.9 million to $21.5 million for the three months ended June 30, 2001 compared to the prior year, relating to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the three months ended June 30, 2001 were $195.8 million or 51.0% of total commissions and fees, compared with $187.6 million or 54.1% of total commissions and fees for the same period in 2000. The decrease in salaries as a percentage of total commissions and fees reflects strategic cost-cutting by our Advertising & Communications and Executive Search divisions and overall growth in commissions and fees related to the expansion of our Interactive operations, especially Monster.com.

    Office and general expenses for the three months ended June 30, 2001 were $73.2 million or 19.1% of total commissions and fees, compared with $80.0 million or 23.1% of commissions and fees for the same period in 2000. The decrease of $6.9 million or 8.6% is due to strategic cost cutting measures across the traditional lines of business, partially offset by acquisitions as well as organic growth in our Interactive operations.

    Marketing and promotion expenses increased $16.2 million to $56.0 million for the three months ended June 30, 2001 from $39.8 million for the three months ended June 30, 2000. The 40.6% increase was due primarily to increased marketing for our Interactive operations, particularly Monster.com and Monstermoving.com, which the Company launched in October 2000.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the three months ended June 30, 2001, merger and integration costs were $21.5 million, an increase of $7.9 million or 57.8%, compared with $13.6 million for the same period in 2000. Costs include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The $7.9 million increase reflects higher costs for severance and consolidation of facilities, partially offset by lower costs for debt payoffs and lower assumed obligations on closed facilities. The after tax effect of these charges on diluted net income per share is a charge of $(0.15) and $(0.11) for the three months ended June 30, 2001 and 2000, respectively.

    Amortization of intangibles was $6.2 million for the three months ended
June 30, 2001 compared to $4.7 million for the three months ended June 30, 2000. The increase is due to our continued growth through acquisitions.

    As a result of all of the above, operating income for the three months ended June 30, 2001 was $30.9 million, an increase of $10.0 million or 48.0% from $20.9 million for the comparable period in 2000.

    Net interest income was $4.3 million for the three months ended June 30, 2001 compared to $4.8 million in 2000. The decrease of $0.5 million primarily reflects lower interest rates in the U.S. and a higher amount of acquisition notes payable in 2001.

    Other income was $1.5 million for the three months ended June 30, 2001 compared with an expense of $0.3 million for the three months ended June 30, 2000. The $1.5 million income primarily reflects foreign currency transaction gains.

    Provision for income taxes for the three months ended June 30, 2001 was $17.3 million on a pretax profit of $36.7 million, compared with a tax expense of $13.4 million on a pretax profit of $25.3 million for the three months ended June 30, 2000. The increase of $3.9 million is due to the effect of higher tax rates in the U.S. where TMP is profitable, and lower tax rates in certain countries where TMP incurred losses, offset by a higher portion of deductible expenses related to merger and integration costs from pooling of interests transactions. The tax charge in each period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $19.8 million for the three months ended
June 30, 2001, or $0.17 per diluted share compared with $12.1 million or $0.11 per diluted share for the prior period.

THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
  2000

    Gross billings for the six months ended June 30, 2001 were $1.4 billion, an increase of $54.1 million or 4.1% as compared to gross billings of $1.3 billion for the six months ended June 30, 2000. This increase in gross billings resulted primarily from organic growth in our Interactive business, as well as acquisitions, primarily in the eResourcing and Advertising & Communications divisions, and was partially offset by the effects of the slower U.S. economy and declines in foreign currency translation rates.

    Total commissions and fees for the six months ended June 30, 2001 were $760.8 million, an increase of $112.6 million or 17.4% versus $648.2 million for the six months ended June 30, 2000.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services, resume response management and employment searches and temporary contracting services sourced through the

Internet. Interactive commissions and fees were $333.3 million for the six months ended June 30, 2001, an increase of $151.5 million or 83.3% over the same period in 2000. Of the $333.3 million, Monster.com contributed $275.4 million, Monstermoving.com contributed $7.2 million, Advertising & Communications contributed $16.6 million, eResourcing contributed $30.7 million and Directional Marketing contributed $3.4 million.

    Monster.com's commissions and fees were $275.4 million for the six months ended June 30, 2001, an increase of $122.4 million or 80.0% over the $153.0 million reported in the first six months of 2000. The increase reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our continued expansion into the European and Asia-Pacific markets and the benefit of Monster.com's marketing initiatives. The increase also reflects the introduction of new products and services, including Chief Monster, MonsterTRAK, resume response management and Monster Momentum. Monstermoving.com also exhibited strong organic growth, as its commissions and fees increased 73.1% to $7.2 million, from $4.2 million for the same period last year. Monstermoving.com's growth reflects the addition of new clients, increased website traffic and successful cross-selling efforts with Directional Marketing.

    Advertising & Communications' total commissions and fees, including its interactive business were $109.1 million for the first six months of 2001, a 12.5% decrease from $124.6 million for the first six months of 2000.
Advertising & Communications' decline in newspaper job placement advertising was substantially offset by the combined increases in interactive job postings, creative services such as employee communications and retention programs. Commissions and fees in Advertising & Communications' traditional operations were $92.5 million for the first six months of 2001, down from $111.2 million in the first six months of 2000, a decline of 16.8%. The Company's relative out-performance of the industry reflects its growing market share resulting from its diversified products, its reduced dependency on newspaper advertising, and the strength of its international operations. The division's contribution to the Company's total interactive commissions and fees increased to $16.6 million, up 23.9% over the prior year period of $13.4 million.

    eResourcing continued to grow by targeted acquisitions and by capitalizing on both the power of the Internet and the Monster.com resume database. As a result, commissions and fees for the division, including its interactive business, increased to $255.3 million, up 12.1% from $227.7 million for the same period last year. eResourcing's traditional business generated $224.6 million in commission and fees during the first six months, up 1.4% from $221.5 million reported in the first six months of last year. This increase reflects acquisition activity and the continued strong demand for contract professionals, primarily for information technology and mid-level management in Europe and is partially offset by a decline in permanent placement fees in reaction to the slowing U.S. economy. eResourcing continued to gain market share in North America and Europe, utilizing select acquisitions to create a platform for growth in new markets and practice areas. During the six months ended June 30, 2001, eResourcing contributed $30.7 million to the Company's total interactive commissions and fees, up 396.6% over the same period last year.

    Executive Search commissions and fees of $64.0 million in the first six months of 2001 were down 26.7% from $87.4 million in the first six months of 2000, reflecting the continued impact that the slowing U.S. economy is having on executive level search bookings, particularly in the U.S. financial services and information technology sectors.

    Directional Marketing commissions and fees, including its interactive business, were $49.8 million for the first six months of 2001, down 3.2% from the $51.4 million reported in the first six months of 2000, as the division continued to be affected by reduced publisher commissions and higher discounts to major clients, partially offset by the effects of rate increases and new clients.

    Total operating expenses for the six months ended June 30, 2001 were $718.6 million, compared with $612.4 million for 2000. The increase of $106.2 million or 17.4% is due primarily to internal growth in interactive operations, especially at Monster.com, acquisitions accounted for as purchases and increased merger and integration costs. Marketing and promotion expenses increased $40.2 million to $110.7 million for the six months ended June 30, 2001 compared to the prior year period, primarily for the Monster.com brand. Merger and integration costs increased $19.4 million to $41.7 million for the six months ended June 30, 2001 compared to the prior year period, related to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the six months ended June 30, 2001 were $394.3 million or 51.8% of total commissions and fees, compared with $356.2 million or 55.0% of total commissions and fees for the same period in 2000. The relative decrease in salaries as a percentage of total commissions and fees reflects strategic cost-cutting by our Advertising & Communications and Executive Search divisions and overall growth in revenues related to the expansion of our Interactive operations, especially Monster.com.

    Office and general expenses for the six months ended June 30, 2001 were $159.8 million or 21.0% of total commissions and fees, compared with $154.2 million or 23.8% of commissions and fees for the same period in 2000. The relative decrease as a percentage of commissions and fees reflects strategic cost reductions in our Advertising & Communications and eResourcing divisions as a result of integration efficiencies of recent acquisition and reductions in expenses for Directional Marketing due to improved efficiencies and by cost reductions.

    Marketing and promotion expenses increased $40.2 million to $110.7 million for the six months ended June 30, 2001 from $70.5 million for the six months ended June 30, 2000. The 57.1% increase was due primarily to increased marketing for our Interactive operations, particularly Monster.com and Monstermoving.com, which the Company launched in October 2000.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the six months ended June 30, 2001, merger and integration costs were $41.7 million, an increase of $19.4 million or 86.9%, compared with $22.3 million for the same period in 2000. Costs include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The increase of $19.4 million reflects higher costs for severance and consolidation of facilities, partially offset by lower costs for debt payoffs, lower stay bonus expenses and lower assumed obligations on closed facilities. The after tax effect of these charges on diluted net income per share is a charge of $(0.27) and $(0.18) for the six months ended June 30, 2001 and 2000, respectively.

    Amortization of intangibles was $12.1 million for the six months ended June 30, 2001 compared to $9.2 million for the six months ended June 30, 2000. The increase is due to our continued growth through acquisitions.

    As a result of all of the above, operating income for the six months ended June 30, 2001 was $42.2 million, an increase of $6.3 million or 17.5% from $35.9 million for the comparable period in 2000.

    Net interest income was $9.4 million for the six months ended June 30, 2001 compared to $6.0 million in 2000. The increase of $3.4 million primarily reflects the investing of the proceeds from our February 2000 follow-on offering for a full six months and positive cash flow from operations, partially offset by cash used for acquisitions, lower market interest rates and increased interest expense in the 2001 period related to acquisition notes payable.

    Other expense was $0.6 million for the six months ended June 30, 2001 compared to $0.3 million for the prior year period. The $0.6 million charge primarily reflects a $1.2 million write down in carrying value of a long-term investment, partially offset by foreign currency transaction gains.

    Provision for income taxes for the six months ended June 30, 2001 was $26.0 million on a pretax profit of $50.9 million, compared with a tax expense of $21.1 million on a pretax profit of $41.6 million for the six months ended June 30, 2000. The increase of $4.9 million is due to the effect of higher tax rates in the U.S. where TMP is profitable, and lower tax rates in certain countries where TMP incurred losses, substantially offset by a higher portion of deductible expenses related to merger and integration costs from pooling of interests transactions. The tax charge in each period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $25.5 million for the six months ended June 30, 2001, or $0.23 per diluted share compared with $20.8 million or $0.19 per diluted share for the prior period.

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

    The Company invests its excess cash predominantly in commercial paper and overnight deposits that are highly liquid, investment grade and have maturities of less than three months with the intent to make such funds readily available for operating, acquisition and strategic equity investment purposes. Despite a continued aggressive acquisition and related capital expenditure program, as of June 30, 2001, the Company had cash and cash equivalents totaling
$540.8 million, compared to $528.6 million at June 30, 2000.

    For the six months ended June 30, 2001, cash provided by operating activities of $79.1 million was primarily attributable to net income of $25.5 million, adjusted for non-cash charges for depreciation and amortization of $36.1 million, provisions for doubtful accounts of $6.5 million, a tax benefit from the exercise of stock options of $11.5 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $6.3 million and a provision for deferred income taxes of $9.2 million. Furthermore, net of the effects of purchases of businesses, accounts receivable decreased $56.1 million at June 30, 2001 compared to December 31, 2000. Days sales outstanding in receivables decreased to 62 days at June 30, 2001 from 65 days at December 31, 2000. The decrease in accounts receivable and improvement in days sales outstanding reflect improved collections across all business segments. Work-in-process, prepaid and other decreased $18.4 million and accounts payable decreased $89.9 million at June 30, 2001 compared to December 31, 2000. The decrease in accounts payable is primarily due to the payment of outstanding invoices accrued prior to the second quarter on our Advertising & Communications division and the seasonal nature of our Directional Marketing business, which generally experiences higher publisher payments in the second quarter.

    For the six months ended June 30, 2000, cash provided by operating activities of $4.7 million was primarily attributable to net income of $20.8 million, depreciation and amortization of $32.7 million, provisions for doubtful accounts of $13.8 million, a tax benefit on stock option exercises of $7.8 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $1.6 million, a provision for deferred taxes of $4.4 million, an increase in deferred commissions and fees of $31.4 million, and a decrease in work-in-process, prepaid and other assets of $8.7 million. These amounts were offset by the effect of pooled companies included in more than one period of $0.3 million, an increase in accounts receivable of $105.0 million and a decrease in accounts payable, accrued expenses and other liabilities of $11.2 million.

    EBITDA was $78.2 million for the six months ended June 30, 2001, an increase of $9.6 million or 14.1% from $68.6 million for the six months ended June 30, 2000.

    Cash used in investing activities was $106.1 million for the six months ended June 30, 2001, as a result of payments for purchases of businesses, net of cash acquired of $63.9 million, capital expenditures of $35.6 million and purchases of long-term investments of $6.6 million. Capital expenditures were generally comprised of purchases of computer hardware and software as well as leasehold improvements as the Company continues to upgrade systems and infrastructure to support its acquisitions. Cash used in investing activities was $69.9 million for the six months ended June 30, 2000, primarily as a result of payments for purchases of businesses, net of cash acquired of $33.4 million and capital expenditures of $36.5 million.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $60 million to $70 million for the year ended December 31, 2001, before considering the impact of any future 2001 acquisitions.

    Cash used in financing activities was $4.5 million for the six months ended June 30, 2001 primarily due to net payments under our line of credit, long-term debt and capitalized lease obligations of $24.3 million and dividends paid by pooled entities of $7.8 million, partially offset by the issuance of common stock pursuant to stock option exercises of $27.6 million. For the six months ended June 30, 2000, cash provided by financing activities was $521.6 million, primarily due to proceeds from our follow-on stock offering of $595.4 million and cash received from the exercise of employee stock options of $19.8 million, partially offset by net payments under our line of credit, long-term debt and capital lease obligations of $80.0 million and dividends paid by pooled companies of $13.6 million.

    At June 30, 2001, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. Of such line, at June 30, 2001, approximately $106.9 million was unused and accounts receivable is sufficient to allow for the draw-down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $18.8 million for our operations in Australia, New Zealand, France, Belgium, Germany and Italy, of which approximately $16.2 million was unused at June 30, 2001.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $45.6 million at June 30, 2001. We intend to continue our acquisition strategy and the marketing and promotion of our Interactive businesses through the use of cash and cash equivalents, operating profits, issuance of additional shares of our common stock, borrowings against our long-term debt facility and seller financed notes. We believe that our cash and cash equivalents, anticipated cash flow from operations, and the availability of funds under our existing financing agreements will provide us with sufficient liquidity to meet our current and foreseeable cash needs.

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

    In July 2001, SFAS 141, "Business Combinations," was issued by the FASB. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill.

    In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 continues to require the recognition of goodwill and other intangibles as assets but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. Goodwill is to be allocated to reporting units, and must be tested for impairment annually. The amount of goodwill determined to be impaired would be expensed to current operations.

    The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the use of the pooling of interests method of accounting on a prospective basis and will discontinue the amortization of goodwill as of December 31, 2001. Furthermore, there will be no amortization of goodwill in 2001 for purchases completed after June 30, 2001. TMP is currently assessing, but has not yet determined, the impact these statements will have on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Approximately 75% of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $78.1 million, including $32.4 million reflected as a reduction to accounts receivable, $4.0 million is for Canadian operations, and $41.7 million for letters of credit, as of June 30, 2001. Interest on the outstanding balance is charged at the Company's choice of either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The remainder of the Company's debt relates primarily to acquisition notes payable and capital lease obligations, which generally carry fixed rates of interest. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in 31 foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, and the United Kingdom. For the period ended June 30, 2001 approximately 40% of our commissions and fees were earned outside the United States and collected in local currency, and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months ended June 30, 2001, the Company had a translation loss of $13.6 million, primarily attributable to the strengthening of the U.S. dollar against the currencies of other foreign countries in which we operate.

                           PART II--OTHER INFORMATION

ITEM 2(C). CHANGES IN SECURITIES AND USE OF PROCEEDS

1. On April 4, 2001, we issued 25,314 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Corporate Communications, Inc.

2. On May 25, 2001, we issued 507,568 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of The Definitive Group Limited.

3. On May 30, 2001, we issued 353,448 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Hayden Corporation, Hayden & Associates, Inc. and Hayden and Associates Contract Services, Inc.

4. On May 31, 2001, we issued 308,566 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of Cornell Technical Services, Inc.

5. On June 21, 2001, we issued 16,648 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding shares of Soler Search & Consulting AS.

6. On June 21, 2001, we issued 121,988 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding shares of Legal FlexForce BV.

7. On June 29, 2001, we issued 120,814 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of The Hamel Group, Inc.

8. On June 29, 2001, we issued 987,191 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock and units of FastWeb, Inc. and FastWeb Holdings, L.L.C.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders was held on June 12, 2001.

    (b) The following directors were elected at the Annual Meeting and received the vote indicated:

                                                           FOR       WITHHELD
                                                       -----------   ---------
Andrew J. McKelvey...................................  121,882,523   4,263,825

George R. Eisele.....................................  125,635,378     510,970

Michael Kaufman......................................  125,993,160     153,188

James J. Treacy......................................  122,182,858   3,963,490

John Swann...........................................  125,636,410     509,938

Ronald J. Kramer.....................................  125,992,300     154,048

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

       2.1 Agreement and Plan of Merger, dated June 29, 2001, by and among TMP Worldwide Inc., TMP Tower Corp. and HotJobs.com, Ltd.

       3.1 Certificate of Amendment to Certificate of Incorporation.

    (b) Reports on Form 8-K:

       (i) The Company's Current Report on Form 8-K, filed May 11, 2001, relating to the Company's announcement of results of operations for the three months ended March 31, 2001.

       (ii) The Company's Current Report on Form 8-K, filed May 18, 2001, relating to the disclosure of unaudited historical financial data retroactively restated to reflect the acquisitions of JWG Associates, Inc. and Management Solutions, Inc. which were both accounted for as pooling of interests.

       (iii) The Company's Current Report on Form 8-K, filed June 29, 2001, relating to the Company's entering into a definitive agreement to acquire HotJobs.com, Ltd.

    All other items of this report are inapplicable.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                                  TMP WORLDWIDE INC.
                                                       (Registrant)

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