Form 10-Q
period 2001-09-30
TMP WORLDWIDE INC
filed 2001-11-14
CIK 1020416

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

X    Yes  No
---

    Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                            ------------------------

CLASS                                                      OUTSTANDING ON NOVEMBER 8, 2001
                                                           -------------------------------
Common Stock.............................................            105,789,140
Class B Common Stock.....................................              4,762,000


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TMP WORLDWIDE INC.
                                     INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                     --------
                                PART I--FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

                       Consolidated Condensed Balance Sheets--September 30, 2001
                       and December 31, 2000.......................................       3

                       Consolidated Condensed Statements of Operations--Three
                       Months and
                       Nine Months Ended September 30, 2001 and 2000...............       4

                       Consolidated Condensed Statements of Comprehensive Income
                       (Loss)--Three Months and Nine Months Ended September 30,
                       2001 and 2000...............................................       5

                       Consolidated Condensed Statement of Stockholders'
                       Equity--Nine Months Ended September 30, 2001................       6

                       Consolidated Condensed Statements of Cash Flows--Nine Months
                       Ended September 30, 2001 and 2000...........................       7

                       Notes to Consolidated Condensed Financial Statements........    8-18

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND
                       RESULTS OF OPERATIONS.......................................   19-31

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISK........................................................      31

                                 PART II--OTHER INFORMATION

ITEM 2(c).             CHANGES IN SECURITIES AND USE OF PROCEEDS...................      32

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K............................      32

                       SIGNATURE...................................................      33

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TMP WORLDWIDE INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  317,637      $  576,265
  Accounts receivable, net..................................      557,359         604,849
  Work-in-process...........................................       33,241          33,806
  Prepaid and other.........................................      116,696         102,580
                                                               ----------      ----------
    Total current assets....................................    1,024,933       1,317,500
Property and equipment, net.................................      185,126         153,224
Intangibles, net............................................      903,290         530,798
Other assets................................................       69,797          81,423
                                                               ----------      ----------
                                                               $2,183,146      $2,082,945
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  399,869      $  380,922
  Accrued expenses and other liabilities....................      286,872         336,594
  Accrued integration and restructuring costs...............       45,091          28,014
  Deferred commissions & fees...............................      138,371         155,796
  Current portion of long-term debt.........................        5,972          15,739
                                                               ----------      ----------
    Total current liabilities...............................      876,175         917,065
Long-term debt, less current portion........................       67,639          30,496
Other long-term liabilities.................................       36,379          56,213
                                                               ----------      ----------
Total liabilities...........................................      980,193       1,003,774
                                                               ----------      ----------
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800,000
    shares; issued and outstanding: none....................           --              --
  Common stock, $.001 par value, authorized 1,500,000,000
    shares; issued and outstanding: 105,435,856 and
    102,681,654 shares, respectively........................          105             103
  Class B common stock, $.001 par value, authorized
    39,000,000 shares; issued and outstanding: 4,762,000....            5               5
  Additional paid-in capital................................    1,236,991       1,146,959
  Other comprehensive loss..................................      (73,196)        (64,235)
  Retained earnings (deficit)...............................       39,048          (3,661)
                                                               ----------      ----------
Total stockholders' equity..................................    1,202,953       1,079,171
                                                               ----------      ----------
                                                               $2,183,146      $2,082,945
                                                               ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------   -----------------------
                                                     2001       2000        2001         2000
                                                   --------   --------   ----------   ----------
Commissions & fees...............................  $361,173   $381,114   $1,121,974   $1,029,358
                                                   --------   --------   ----------   ----------

Operating expenses:
  Salaries & related.............................   179,798    194,445      574,123      550,657
  Office & general...............................    71,722     84,772      231,521      238,999
  Marketing & promotion..........................    41,743     50,241      152,437      120,701
  Merger & integration...........................    20,208     14,823       61,934       37,146
  Amortization of intangibles....................     7,473      5,387       19,578       14,549
                                                   --------   --------   ----------   ----------
    Total operating expenses.....................   320,944    349,668    1,039,593      962,052
                                                   --------   --------   ----------   ----------
Operating income.................................    40,229     31,446       82,381       67,306
                                                   --------   --------   ----------   ----------
Other income (expense):
  Interest income, net...........................     1,345      5,589       10,720       11,583
  Other, net.....................................       912       (636)         312         (888)
                                                   --------   --------   ----------   ----------
    Total other income, net......................     2,257      4,953       11,032       10,695
                                                   --------   --------   ----------   ----------
Income before provision for income taxes and
  minority interest..............................    42,486     36,399       93,413       78,001
Provision for income taxes.......................    17,389     15,451       43,355       36,539
                                                   --------   --------   ----------   ----------
Income before minority interests.................    25,097     20,948       50,058       41,462
Minority interests...............................      (534)       (62)      (1,094)        (386)
                                                   --------   --------   ----------   ----------
Net income applicable to common and Class B
  common stockholders............................  $ 25,631   $ 21,010   $   51,152   $   41,848
                                                   ========   ========   ==========   ==========
Net income per common and Class B common share:
  Basic..........................................  $   0.23   $   0.20   $     0.47   $     0.40
                                                   ========   ========   ==========   ==========
  Diluted........................................  $   0.23   $   0.19   $     0.45   $     0.38
                                                   ========   ========   ==========   ==========
Weighted average shares outstanding:
  Basic..........................................   109,862    105,723      108,975      104,195
                                                   ========   ========   ==========   ==========
  Diluted........................................   113,665    112,533      113,215      111,154
                                                   ========   ========   ==========   ==========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $25,631    $ 21,010
Foreign currency translation adjustment.....................    4,674     (21,288)
                                                              -------    --------
Comprehensive income (loss).................................  $30,305    $   (278)
                                                              =======    ========

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $51,152    $ 41,848
Foreign currency translation adjustment.....................   (8,961)    (59,328)
                                                              -------    --------
Comprehensive income (loss).................................  $42,191    $(17,480)
                                                              =======    ========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   CLASS B
                                        COMMON STOCK,           COMMON STOCK,
                                       $.001 PAR VALUE         $.001 PAR VALUE      ADDITIONAL       OTHER         RETAINED
                                    ----------------------   --------------------    PAID-IN     COMPREHENSIVE     EARNINGS
                                      SHARES       AMOUNT     SHARES      AMOUNT     CAPITAL          LOSS        (DEFICIT)
                                    -----------   --------   ---------   --------   ----------   --------------   ----------
Balance, December 31, 2000 (as
  reported on Form 10-Q for the
  Quarterly Period Ended June 30,
  2001)...........................  102,681,654     $103     4,762,000      $5      $1,146,959      $(64,235)     $   (3,661)
Issuance of common stock in
  connection with the exercise of
  options.........................    1,758,274        1            --      --         32,014             --              --
Tax benefit from the exercise of
  stock options...................           --       --            --      --         14,497             --              --
Issuance of common stock in
  connection with business
  combinations....................      837,390        1            --      --         36,507             --              --
Issuance of common stock for
  matching contribution to 401(k)
  plan............................       78,573       --            --      --          2,406             --              --
Issuance of common stock in
  connection with employee stay
  bonuses.........................       79,965       --            --      --          4,608             --              --
Pooled companies' earnings
  included in both current and
  previous periods................           --       --            --      --             --             --            (618)
Foreign currency translation
  adjustment......................           --       --            --      --             --         (8,961)             --
Dividends declared by pooled
  companies.......................           --       --            --      --             --             --          (7,825)
Net income........................           --       --            --      --             --             --          51,152
                                    -----------     ----     ---------      --      ----------      --------      ----------
Balance, September 30, 2001.......  105,435,856     $105     4,762,000      $5      $1,236,991      ($73,196)     $   39,048
                                    ===========     ====     =========      ==      ==========      ========      ==========


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance, December 31, 2000 (as
  reported on Form 10-Q for the
  Quarterly Period Ended June 30,
  2001)...........................   $1,079,171
Issuance of common stock in
  connection with the exercise of
  options.........................       32,015
Tax benefit from the exercise of
  stock options...................       14,497
Issuance of common stock in
  connection with business
  combinations....................       36,508
Issuance of common stock for
  matching contribution to 401(k)
  plan............................        2,406
Issuance of common stock in
  connection with employee stay
  bonuses.........................        4,608
Pooled companies' earnings
  included in both current and
  previous periods................         (618)
Foreign currency translation
  adjustment......................       (8,961)
Dividends declared by pooled
  companies.......................       (7,825)
Net income........................       51,152
                                     ----------
Balance, September 30, 2001.......   $1,202,953
                                     ==========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  51,152   $  41,848
                                                              ---------   ---------

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     55,243      48,613
  Provision for doubtful accounts...........................     10,868      19,129
  Tax benefit of stock options exercised....................     14,497      10,096
  Net (gain) loss on disposal and write-down of fixed
    assets..................................................      2,626         (35)
  Common stock issued for matching contribution to 401(k)
    plan and employee stay bonuses..........................      7,014       1,671
  Provision for deferred income taxes.......................      5,100      14,350
  Effect of pooled companies included in more than one
    period..................................................       (618)       (285)

Changes in assets and liabilities, net of effects of
  purchases of businesses:
  (Increase) decrease in accounts receivable, net...........    102,339     (92,859)
  (Increase) decrease in work-in-process, prepaid and
    other...................................................     11,382     (38,918)
  Increase (decrease) in deferred commissions & fees........    (29,043)     53,511
  Increase (decrease) in accounts payable and accrued
    liabilities.............................................   (117,957)     29,399
                                                              ---------   ---------
    Total adjustments.......................................     61,451      44,672
                                                              ---------   ---------
    Net cash provided by operating activities...............    112,603      86,520
                                                              ---------   ---------

Cash flows from investing activities:
  Capital expenditures......................................    (56,660)    (53,571)
  Payments for purchases of businesses, net of cash
    acquired................................................   (293,755)    (92,148)
  Purchases of long term investments........................     (6,550)         --
                                                              ---------   ---------
    Net cash used in investing activities...................   (356,965)   (145,719)
                                                              ---------   ---------

Cash flows from financing activities:
  Payments on capitalized leases............................     (3,888)     (3,613)
  Borrowings under line of credit and proceeds from issuance
    of debt.................................................     37,521     154,778
  Repayments under line of credit and principal payments on
    debt....................................................    (70,569)   (239,153)
  Net proceeds from issuance of common stock................         --     599,463
  Cash received from the exercise of employee stock
    options.................................................     32,015      27,749
  Dividends paid by pooled entities.........................     (7,825)    (25,135)
                                                              ---------   ---------
    Net cash provided by (used in) financing activities.....    (12,746)    514,089
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................     (1,520)     (2,144)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........   (258,628)    452,746
Cash and cash equivalents, beginning of period..............    576,265      72,691
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 317,637   $ 525,437
                                                              =========   =========

     See accompanying notes to consolidated condensed financial statements.

                               TMP WORLDWIDE INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The consolidated condensed interim financial statements included herein have been prepared by TMP Worldwide Inc. ("TMP" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company follows the same accounting policies in the preparation of interim reports.

    During the period of January 1, 2001 through June 30, 2001, the Company consummated mergers with the following companies in transactions that provided for the exchange of all of the outstanding stock of each entity for a total of 3,470,926 shares of TMP common stock. Such transactions were accounted for as poolings of interests (the "First Half 2001 Mergers"):

                                                                                        NUMBER OF
ENTITY                              BUSINESS SEGMENT               ACQUISITION DATE   SHARES ISSUED
------                              ----------------               ----------------   -------------
JWG Associates, Inc...............  Advertising & Communications   March 1, 2001         809,558
Management Solutions, Inc.........  eResourcing                    March 30, 2001        383,781
The Definitive Group, Ltd.........  eResourcing                    May 25, 2001          507,568
Hayden & Associates, Inc..........  eResourcing                    May 30, 2001          353,448
Cornell Technical Services,
  Inc.............................  eResourcing                    May 31, 2001          308,566
The Hamel Group, Inc..............  Advertising & Communications   June 29, 2001         120,814
FastWeb, Inc......................  Interactive                    June 29, 2001         987,191

    The Company's consolidated condensed financial statements have been retroactively restated as of December 31, 2000 and for the three and nine months ended September 30, 2000 to reflect the First Half 2001 Mergers as if the combining companies had been consolidated for all periods presented. As a result, the balance sheets, statements of operations, comprehensive income
(loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statement of stockholders' equity reflects the accounts of TMP as if the additional common stock issued in connection with each of the aforementioned mergers had been issued for all periods when each of the related companies had issued shares and for the amounts that reflected the exchange ratios of the First Half 2001 mergers.

    In addition, for the period October 1, 2000 through September 30, 2001 the Company completed 39 acquisitions using the purchase method of accounting. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Temporary Contracting revenue...............................  $222,311   $239,757
Temporary Contracting costs.................................   175,067    174,927
                                                              --------   --------
Temporary Contracting, gross billings and commissions and
  fees......................................................  $ 47,244   $ 64,830
                                                              ========   ========

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Temporary Contracting revenue...............................  $685,833   $631,706
Temporary Contracting costs.................................   532,452    477,229
                                                              --------   --------
Temporary Contracting, gross billings and commissions and
  fees......................................................  $153,381   $154,477
                                                              ========   ========

    Basic earnings per share includes no dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the net effect of common shares issuable upon exercise of stock options.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Basic.......................................................  109,862    105,723
Effect of assumed conversion of options.....................    3,803*     6,810
                                                              -------    -------
Diluted.....................................................  113,665    112,533
                                                              =======    =======

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Basic.......................................................  108,975    104,195
Effect of assumed conversion of options.....................    4,240*     6,959
                                                              -------    -------
Diluted.....................................................  113,215    111,154
                                                              =======    =======

------------------------

* Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 5,268 and 2,208 for the three and nine months ended September 30, 2001, respectively.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 2--NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in five business segments: Interactive (including Monster.com-Registered Trademark- and Monstermoving(sm).com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. The Company's commissions and fees are earned from the following activities:
(a) job postings placed on its career website, Monster.com, (b) resume and other database access, (c) executive placement services, (d) moving related advertisements and services on its website, Monstermoving.com, (e) mid-level employee placement and temporary contracting services, (f) selling and placing recruitment advertising and related services, (g) resume screening services,
(h) development of traditional and interactive employee recruitment and retention programs and (i) selling and placing yellow page advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong).

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral, unless warranted by such credit review. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In addition, the Company invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better along with U.S. money market funds that invest solely in obligations issued or guaranteed by the United States of America or an agency thereof.

NOTE 3--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    Commissions and fees, net income applicable to common and Class B common stockholders and net income per common and Class B common share of the First Half 2001 Mergers are as follows:

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                            ------------------   ------------------
COMMISSIONS AND FEES:
TMP, as previously reported on Form 10-K for the year
  ended December 31, 2000.................................       $352,314             $  939,827
  JWG Associates, Inc.....................................          6,660                 19,664
  Management Solutions, Inc...............................          6,578                 19,877
  The Definitive Group Ltd................................          6,082                 18,081
  Hayden & Associates, Inc................................          2,471                  7,599
  Cornell Technical Services, Inc.........................          2,151                  7,373
  The Hamel Group, Inc....................................            999                  3,099
  FastWeb, Inc............................................          3,859                 13,838
                                                                 --------             ----------
TMP, as restated..........................................       $381,114             $1,029,358
                                                                 ========             ==========

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                            ------------------   ------------------
NET INCOME APPLICABLE TO COMMON AND CLASS B COMMON
  STOCKHOLDERS:
TMP, as previously reported on Form 10-K for the year
  ended December 31, 2000.................................       $ 26,327             $   44,487
  JWG Associates, Inc.....................................              7                  1,302
  Management Solutions, Inc...............................           (741)                  (835)
  The Definitive Group Ltd................................         (6,316)               (11,386)
  Hayden & Associates, Inc................................            879                  3,018
  Cornell Technical Services, Inc.........................            251                    861
  The Hamel Group, Inc....................................            276                    943
  FastWeb, Inc............................................            327                  3,458
                                                                 --------             ----------
TMP, as restated..........................................       $ 21,010             $   41,848
                                                                 ========             ==========

NET INCOME PER COMMON AND CLASS B COMMON SHARE:
TMP, as previously reported on Form 10-K for the year
  ended December 31, 2000
  Basic...................................................          $0.26                  $0.44
  Diluted.................................................          $0.24                  $0.41
Restated:
  Basic...................................................          $0.20                  $0.40
  Diluted.................................................          $0.19                  $0.38

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions, the Company expensed merger & integration costs of $61,934 for the nine months ended September 30, 2001. Of this amount $18,644 is for merger costs and $43,290 is for integration costs.

    The merger costs of $18,644 for the nine months ended September 30, 2001 consist of (1) $1,405 of non-cash employee stay bonuses, including amortization of $806, which relates to $1,864 recorded as a prepaid compensation and a corresponding long-term liability, expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who now have remained employees of the Company for a full year and now have earned such shares, (2) $1,126 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $9,043 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $7,070 in severance costs for managers and staff of pooled companies. The $43,290 of integration costs consist of: (a) $7,982 for assumed lease obligations of closed facilities, (b) $25,004 for consolidation of acquired facilities and associated write-offs and (c) $10,304 for severance, relocations and other employee costs. See schedule of Accrued Integration and Restructuring Costs below.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED)

    During the nine months ended September 30, 2000, the Company expensed merger and integration costs of $37,146. Of this amount $20,889 was for merger costs and $16,257 is for integration costs. The merger costs for the period ended September 30, 2000 consist of (1) $4,197 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions for such debt, (2) amortization of $6,983 for non-cash employee stay bonuses (3) $2,326 for severance and (4) $7,383 of transaction related costs, including legal, accounting, printing, advisory fees and the costs incurred for the subsequent registration of shares issued in the mergers. The $16,257 of integration costs consists of (a) $4,900 for assumed obligations of closed facilities, (b) $11,214 for consolidation of acquired facilities and (c) $875 for severance, relocation and other employee costs, partially offset by a $732 recovery of a reserve for receivables.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    In addition to the pooling of interests transactions discussed above, in the nine month period ended September 30, 2001, the Company completed 32 acquisitions using the purchase method of accounting, seventeen eResourcing firms, five Interactive firms (all in connection with Monster.com's operations), seven Advertising & Communications firms, one Executive Search firm and two Directional Marketing firms. The total amount of cash paid for these acquisitions, net of cash acquired was approximately $293.8 million. In addition, the Company issued 818,373 shares of common stock in connection with certain of the above-mentioned acquisitions. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    The summarized unaudited pro forma results of operations set forth below for the nine month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000 assume the acquisitions in 2001 and 2000 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,         YEAR ENDED
                                                           -----------------------   DECEMBER 31,
                                                              2001         2000          2000
                                                           ----------   ----------   ------------
Commissions & fees.......................................  $1,200,626   $1,183,441    $1,596,493
Net income (loss) applicable to common and Class B common
  stockholders...........................................  $    9,098   $   (1,583)   $   (6,727)
Net income (loss) per common and Class B common share:
  Basic..................................................  $     0.08   $    (0.02)   $    (0.06)
  Diluted................................................  $     0.08   $    (0.02)   $    (0.06)

    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED INTEGRATION AND RESTRUCTURING COSTS

    In connection with its acquisitions, the Company formulates its plans to integrate the operations of acquired companies as quickly and efficiently as possible. Such plans usually involve the closure of

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS (CONTINUED) certain offices of such companies and the elimination of redundant management and employees. The objectives of the plans are to take advantage of the Company's existing operating infrastructure or the infrastructure of the acquired companies, and to create a single brand in the related markets in which the Company operates.

    In connection with such plans, in the nine months ended September 30, 2001, the Company (i) expensed $43,290 of integration costs for companies acquired in transactions accounted for as poolings of interests and (ii) increased goodwill by $35,927 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

                                                            ADDITIONS                 DEDUCTIONS
                                         BALANCE      ---------------------   --------------------------      BALANCE
                                       DECEMBER 31,   CHARGED TO              APPLIED AGAINST              SEPTEMBER 30,
                                           2000        GOODWILL    EXPENSED    RELATED ASSET    PAYMENTS       2001
                                       ------------   ----------   --------   ---------------   --------   -------------
Assumed obligations on closed leased
  facilities.........................    $12,546       $ 3,859     $ 7,982        $   (555)     $(8,006)      $15,826(a)
Consolidation of acquired
  facilities.........................     10,345        20,237      25,004         (10,765)     (24,027)       20,794(b)
Contracted lease payments exceeding
  current market costs...............        514            --          --              --          (12)          502(c)
Severance, relocation and other
  employee costs.....................      3,120        11,831      10,304            (865)     (17,166)        7,224(d)
Pension obligations..................      1,489            --          --              --         (744)          745(e)
                                         -------       -------     -------        --------      --------      -------
Total................................    $28,014       $35,927     $43,290        $(12,185)     $(49,955)     $45,091
                                         =======       =======     =======        ========      ========      =======

--------------------------

(a) Accrued liabilities for surplus property in the amount of $15,826 as of September 30, 2001 relate to 76 leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2001 in connection with the restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $20,794 as of September 30, 2001 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $502 as of September 30, 2001 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated employee severance and relocation expenses and other employee costs in the amount of $7,224 as of September 30, 2001 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of September 30, 2001, the accrual balance related to approximately 234 employees, including senior management, sales, service and administrative personnel. During the nine months ended September 30, 2001, payments of $17,166 were made to 712 employees for severance and charged against the reserve.

(e) Pension obligations in the amount of $745 remain from the acquisition of Austin Knight.

    The Company continues to further evaluate and assess the impact of redundant management, employees and office locations. In connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA

    The Company operates in five business segments: Interactive (including Monster.com and Monstermoving.com), Advertising & Communications, eResourcing, Executive Search and Directional Marketing. Operations are conducted in the following geographic regions: North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia, New Zealand and Hong
Kong). The following is a summary of the Company's operations by business segment and by geographic region, for the three and the nine month periods ended September 30, 2001 and 2000. Overhead is allocated based on retroactively restated commissions and fees.

                                     INTERACTIVE
                               ------------------------
   INFORMATION BY BUSINESS                    MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
           SEGMENT             MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
-----------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Commissions & fees:
  Traditional sources........   $     --      $    --        $48,611         $86,749      $22,956      $28,538     $186,854
  Interactive sources........    144,800        4,039          2,512          21,104            5        1,859      174,319
                                --------      -------        -------         -------      -------      -------     --------
Total commissions & fees.....    144,800        4,039         51,123         107,853       22,961       30,397      361,173
                                --------      -------        -------         -------      -------      -------     --------
Operating expenses:
  Traditional(a).............         --           --         44,746          82,256       22,610       22,323      171,935
  Interactive(a).............     92,473        6,330          3,122          17,829            4        1,570      121,328
  Merger & integration
    costs....................        744          133          8,484          11,252         (405)          --       20,208
  Amortization of
    intangibles..............        879          340          1,716           3,732          372          434        7,473
                                --------      -------        -------         -------      -------      -------     --------
Total operating expenses.....     94,096        6,803         58,068         115,069       22,581       24,327      320,944
                                --------      -------        -------         -------      -------      -------     --------
Operating income (loss):
  Traditional sources........         --           --         (6,335)        (10,491)         379        5,781      (10,666)
  Interactive sources........     50,704       (2,764)          (610)          3,275            1          289       50,895
                                --------      -------        -------         -------      -------      -------     --------
Total operating income
  (loss).....................   $ 50,704      $(2,764)       $(6,945)        $(7,216)     $   380      $ 6,070       40,229
                                ========      =======        =======         =======      =======      =======
Total other income, net......          *            *              *               *            *            *        2,257
                                                                                                                   --------
Income before provision for
  income taxes and minority
  interests..................          *            *              *               *            *            *     $ 42,486
                                                                                                                   ========

--------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                     INTERACTIVE
                               ------------------------
   INFORMATION BY BUSINESS                    MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
           SEGMENT             MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING     TOTAL
-----------------------------  -----------   ----------   --------------   -----------   ---------   -----------   --------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Commissions & fees:
  Traditional sources........   $     --      $    --        $56,828        $121,086      $47,888      $29,285     $255,087
  Interactive sources........    105,535        3,106          9,119           6,341           25        1,901      126,027
                                --------      -------        -------        --------      -------      -------     --------
Total commissions & fees.....    105,535        3,106         65,947         127,427       47,913       31,186      381,114
                                --------      -------        -------        --------      -------      -------     --------
Operating expenses:
  Traditional (a)............         --           --         51,736         109,111       40,335       24,827      226,009
  Interactive (a)............     84,219        5,860          6,471           5,087           21        1,791      103,449
  Merger & integration.......         --          947          1,403           8,809        3,664           --       14,823
  Amortization of
    intangibles..............        803          265          1,491           3,231          373         (776)       5,387
                                --------      -------        -------        --------      -------      -------     --------
Total operating expenses.....     85,022        7,072         61,101         126,238       44,393       25,842      349,668
                                --------      -------        -------        --------      -------      -------     --------
Operating income (loss):
  Traditional sources........         --           --          2,198             (65)       3,516        5,234       10,883
  Interactive sources........     20,513       (3,966)         2,648           1,254            4          110       20,563
                                --------      -------        -------        --------      -------      -------     --------
Total operating income
  (loss).....................   $ 20,513      $(3,966)       $ 4,846        $  1,189      $ 3,520      $ 5,344       31,446
                                ========      =======        =======        ========      =======      =======
Total other income, net......          *            *              *               *            *            *        4,953
                                                                                                                   --------
Income before provision for
  income taxes and minority
  interests..................          *            *              *               *            *            *     $ 36,399
                                                                                                                   ========

--------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                  INTERACTIVE
                            ------------------------
INFORMATION BY BUSINESS                    MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                     MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING      TOTAL
-----------------------     -----------   ----------   --------------   -----------   ---------   -----------   ----------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Commissions & fees:
  Traditional sources.....   $     --      $     --       $141,129       $311,351      $86,962      $74,946     $  614,388
  Interactive sources.....    420,232        11,247         19,097         51,791           24        5,195        507,586
                             --------      --------       --------       --------      -------      -------     ----------
Total commissions &
  fees....................    420,232        11,247        160,226        363,142       86,986       80,141      1,121,974
                             --------      --------       --------       --------      -------      -------     ----------
Operating expenses:
  Traditional(a)..........         --            --        135,121        292,937       83,542       60,619        572,219
  Interactive(a)..........    297,661        20,433         19,160         44,199           20        4,389        385,862
  Merger & integration....      3,281         8,992         20,649         30,027       (1,044)          29         61,934
  Amortization of
    intangibles...........      2,108         1,032          4,421          9,709        1,025        1,283         19,578
                             --------      --------       --------       --------      -------      -------     ----------
Total operating
  expenses................    303,050        30,457        179,351        376,872       83,543       66,320      1,039,593
                             --------      --------       --------       --------      -------      -------     ----------
Operating income (loss):
  Traditional sources.....         --            --        (19,062)       (21,322)       3,439       13,015        (23,930)
  Interactive sources.....    117,182       (19,210)           (63)         7,592            4          806        106,311
                             --------      --------       --------       --------      -------      -------     ----------
Total operating income
  (loss)..................   $117,182      $(19,210)      $(19,125)      $(13,730)     $ 3,443      $13,821         82,381
                             ========      ========       ========       ========      =======      =======
Total other income, net...          *             *              *              *            *            *         11,032
                                                                                                                ----------
Income before provision
  for income taxes and
  minority interests......          *             *              *              *            *            *     $   93,413
                                                                                                                ==========

--------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                  INTERACTIVE
                            ------------------------
INFORMATION BY BUSINESS                    MONSTER-    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
SEGMENT                     MONSTER.COM   MOVING.COM   COMMUNICATIONS   ERESOURCING    SEARCH      MARKETING      TOTAL
-----------------------     -----------   ----------   --------------   -----------   ---------   -----------   ----------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Commissions & fees:
  Traditional sources.....   $     --      $     --       $168,065       $342,590     $135,240      $75,666     $  721,561
  Interactive sources.....    258,569         7,270         22,502         12,520           25        6,911        307,797
                             --------      --------       --------       --------     --------      -------     ----------
Total commissions &
  fees....................    258,569         7,270        190,567        355,110      135,265       82,577      1,029,358
                             --------      --------       --------       --------     --------      -------     ----------
Operating expenses:
  Traditional(a)..........         --            --        150,511        318,450      119,337       62,157        650,455
  Interactive(a)..........    209,917        16,439         17,493         10,089           21        5,943        259,902
  Merger & integration....        122         1,734          2,536         22,572        9,318          864         37,146
  Amortization of
    intangibles...........      1,829           321          4,867          5,379          761        1,392         14,549
                             --------      --------       --------       --------     --------      -------     ----------
Total operating
  expenses................    211,868        18,494        175,407        356,490      129,437       70,356        962,052
                             --------      --------       --------       --------     --------      -------     ----------
Operating income (loss):
  Traditional sources.....         --            --         10,151         (3,811)       5,824       11,253         23,417
  Interactive sources.....     46,701       (11,224)         5,009          2,431            4          968         43,889
                             --------      --------       --------       --------     --------      -------     ----------
Total operating income
  (loss)..................   $ 46,701      $(11,224)      $ 15,160       $ (1,380)    $  5,828      $12,221         67,306
                             ========      ========       ========       ========     ========      =======
Total other income, net...          *             *              *              *            *            *         10,695
                                                                                                                ----------
Income before provision
  for income taxes and
  minority interests......          *             *              *              *            *            *     $   78,001
                                                                                                                ==========

--------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                        UNITED    CONTINENTAL    ASIA/
INFORMATION BY GEOGRAPHIC REGION       NORTH AMERICA   KINGDOM      EUROPE      PACIFIC      TOTAL
--------------------------------       -------------   --------   -----------   --------   ----------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Total commissions & fees.............     $222,714     $ 55,902     $ 40,976    $ 41,581   $  361,173
Income before income taxes and
  minority interests.................     $ 36,016     $  4,461     $    335    $  1,674   $   42,486

FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Total commissions & fees.............     $246,373     $ 52,991     $ 35,762    $ 45,988   $  381,114
Income (loss) before income taxes and
  minority interests.................     $ 41,648     $(14,122)    $  3,374    $  5,499   $   36,399

                                                        UNITED    CONTINENTAL    ASIA/
INFORMATION BY GEOGRAPHIC REGION       NORTH AMERICA   KINGDOM      EUROPE      PACIFIC      TOTAL
--------------------------------       -------------   --------   -----------   --------   ----------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Total commissions & fees.............     $698,033     $167,841     $127,287    $128,813   $1,121,974
Income (loss) before income taxes and
  minority interests.................     $ 94,036     $    (60)    $ (9,068)   $  8,505   $   93,413

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Total commissions & fees.............     $648,578     $140,299     $102,604    $137,877   $1,029,358
Income (loss) before income taxes and
  minority interests.................     $ 81,485     $(28,113)    $  9,645    $ 14,984   $   78,001

NOTE 5--PENDING ACQUISITION OF HOTJOBS.COM, LTD.

    On June 29, 2001, TMP announced an agreement to acquire HotJobs.com, Ltd. ("HotJobs"), a leading recruitment company whose services include the HotJobs.com consumer website. The boards of directors of both companies have approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger requires regulatory approval by the Federal Trade Commission ("FTC") and is subject to the expiration of the Hart-Scott-Rodino waiting period. In August 2001, the Company received a request for additional information and is working to provide such information to the FTC. On
October 23, 2001, a proxy statement/prospectus incorporating important business and financial information about TMP and HotJobs was filed in accordance with regulations set forth by the Securities and Exchange Commission. In order to complete the merger, an affirmative vote of the holders of a majority of the outstanding shares of HotJobs common stock is required. The acquisition is expected to be accounted for as a pooling of interests transaction under U.S. generally accepted accounting principles.

                               TMP WORLDWIDE INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) OUR ABILITY TO MANAGE OUR GROWTH, (II) OUR ABILITY TO MAXIMIZE THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER.COM, (III) THE RISKS WE FACE RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET, (IV) OUR VULNERABILITY TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US BY OTHERS, (V) THE RISK THAT COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS,
(VI) THE RISK THAT INTERNET USERS MAY NOT CONTINUE TO ACCEPT OUR INTERNET CONTENT, (VII) THE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY, INCLUDING THOSE ASSOCIATED WITH THE PENDING ACQUISITION, INTEGRATION AND OPERATION OF HOTJOBS.COM, (VIII) THE HIGHLY COMPETITIVE NATURE OF OUR MARKETS, (IX) THE FLUCTUATION OF OUR OPERATING RESULTS FROM QUARTER TO QUARTER, (X) THE EFFECT OF GLOBAL ECONOMIC FLUCTUATIONS AND THEIR IMPACT ON US, (XI) OUR DEPENDENCE ON OUR SEARCH CONSULTANTS, AND THEIR ABILITY TO DEPART WITH EXISTING EXECUTIVE SEARCH CLIENTS, (XII) THE RISKS WE FACE MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAMES, (XIII) RESTRICTIONS IMPOSED BY OFF-LIMITS ARRANGEMENTS,
(XIV) RISKS RELATING TO OUR FOREIGN OPERATIONS, (XV) OUR DEPENDENCE ON OUR KEY PERSONNEL, (XVI) THE INFLUENCE OF OUR PRINCIPAL STOCKHOLDER, (XVII) THE EFFECTS OF ANTI-TAKEOVER PROVISIONS WHICH COULD INHIBIT OUR ACQUISITION, (XVIII) THE FACT THAT TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES AND CONTINUED TERRORISTS ATTACKS, WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS OUR STOCK PRICE,
(XIX) THE VOLATILITY OF OUR STOCK PRICE, (XX) THE RISKS WE FACE WITH NEW AND EXISTING GOVERNMENT REGULATIONS AND (XXI) THE FACT THAT WE HAVE NEVER PAID DIVIDENDS. IN ADDITION, FURTHER INFORMATION IS CONTAINED IN "RISK FACTORS", WHICH APPEAR IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

OVERVIEW

    Founded in 1967, TMP Worldwide, Inc. ("TMP" or the "Company"), now with more than 10,500 employees in 33 countries, is the online recruitment leader, the world's largest Recruitment Advertising agency network, one of the world's largest Executive Search agencies and a leading mid-management placement agency. TMP, headquartered in New York, is also the parent company of Monster.com, the leading global career portal on the Web, the world's largest Yellow Pages advertising agency, and a provider of direct marketing services. The Company's clients include more than 90 of the Fortune 100 and more than 480 of the Fortune 500 companies.

    Our Interactive growth is primarily attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services such as Monstermoving.com (www.monstermoving.com). Monster.com is the leading global career portal on the Web with approximately 25 million unique visits per month as of September 2001 according to I/Pro. The Monster.com global network consists of local language and content sites in the United States, Canada (French and English), United Kingdom, Ireland, France, Germany, the Netherlands, Sweden, Norway, Finland, Denmark, Switzerland, Belgium, Luxembourg, Spain, Italy, Australia, New Zealand, Singapore, India, and Hong Kong.

    Gross billings increased $1.0 billion from 1997 to 2000, reflecting organic growth in Interactive operations and in traditional businesses, as well as acquisitions accounted for as purchases. For the period January 1, 1998 through September 30, 2001, we completed 87 such acquisitions, with estimated annual gross billings of approximately $406.3 million. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during the six months ended June 30, 2001, we completed seven acquisitions that are being accounted for as poolings of interests: JWG Associates, Inc., Management Solutions, Inc., The Definitive Group, Ltd., Hayden & Associates, Inc., Cornell Technical Services, Inc., The Hamel
Group, Inc., and FastWeb, Inc. (the "First Half 2001 Mergers,"). The financial statements as of December 31, 2000 and for the three and nine months ended September 30, 2000 have been retroactively restated as if the First Half 2001 Mergers had been consolidated from the earliest period presented.

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

    - the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

    - resume response management, which is the gathering, reviewing, and short-listing of resumes sent in response to a specific job posting.

    Monstermoving.com (www.monstermoving.com) provides important relocation and moving related services and mortgage lender information to those planning to move. According to independent research conducted by Media Metrix for the month of September 2001, Monstermoving.com had an average of 3.5 page views per user and a 1.2% reach, for a power ranking of 4.2 (page views multiplied by reach). Monthly unique visitors to Monstermoving.com were 1.2 million in September 2001 and viewers stayed an average of 2.7 minutes. According to the U.S. Census Department 1997 Study, approximately 20% of the general U.S. population is relocating at any point in time and we believe that these additional relocation services will be highly valued by Monster.com's audience and customer base as well as others who are planning to move. Monstermoving.com is directly accessible to Monster.com's large base of consumer traffic through URL links and promotions on Monster.com. In addition, the cross-selling of Monstermoving.com's services has started with our other divisions and will provide an important new advertising venue for moving-related clients, particularly in the Directional Marketing division, where over 30% of our revenues are derived from the moving services industry, including van lines, truck rentals and home services.

    In October 2001, we expanded Monstermoving.com's capabilities with our launch of Monster Moving Corporate Relocation Solutions, which provides in-depth relocation information and support tools to companies that relocate employees internationally and domestically.

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

    Our Directional Marketing division designs and executes yellow page advertising, receiving an effective gross margin rate which approximated 18% of yellow page media billings in 2000, down from approximately 20% in 1998. However, due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to approximately 17% for the three months ended September 30, 2001. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  --------------------   -----------------------
                                                    2001        2000        2001         2000
                                                  ---------   --------   ----------   ----------
GROSS BILLINGS:
Interactive(1)..................................  $ 190,855   $140,429   $  563,243   $  343,953
Traditional Sources:
  Advertising & Communications..................    174,074    254,470      591,374      779,463
  eResourcing(2)................................     90,136    122,976      324,049      347,126
  Executive Search..............................     22,956     47,888       86,963      135,240
  Directional Marketing.........................    163,771    162,789      439,118      431,658
                                                  ---------   --------   ----------   ----------
Total...........................................  $ 641,792   $728,552   $2,004,747   $2,037,440
                                                  =========   ========   ==========   ==========
COMMISSIONS AND FEES:
Interactive(1)..................................  $ 174,319   $126,027   $  507,586   $  307,797
Traditional Sources:
  Advertising & Communications..................     48,611     56,828      141,129      168,065
  eResourcing(2)................................     86,749    121,086      311,351      342,590
  Executive Search..............................     22,956     47,888       86,962      135,240
  Directional Marketing.........................     28,538     29,285       74,946       75,666
                                                  ---------   --------   ----------   ----------
Total...........................................  $ 361,173   $381,114   $1,121,974   $1,029,358
                                                  =========   ========   ==========   ==========
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS
  BILLINGS
Interactive(1)..................................       91.3%      89.7%        90.1%        89.5%
Traditional Sources:
  Advertising & Communications..................       27.9%      22.3%        23.9%        21.6%
  eResourcing(2)................................       96.2%      98.5%        96.1%        98.7%
  Executive Search..............................      100.0%     100.0%       100.0%       100.0%
  Directional Marketing.........................       17.4%      18.0%        17.1%        17.5%
Total...........................................       56.3%      52.3%        56.0%        50.5%
EBITDA(3).......................................  $  60,782   $ 48,116   $  139,030   $  115,417
Cash provided by operating activities...........  $  33,540   $ 81,839   $  112,603   $   86,520
Cash used in investing activities...............  $(250,855)  $(75,824)  $ (356,965)  $ (145,719)
Cash provided by (used in) financing
  activities....................................  $  (8,267)  $ (7,537)  $  (12,746)  $  514,089
Effect of exchange rate changes on cash.........  $   2,429   $ (1,638)  $   (1,520)  $   (2,144)

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

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Net income....................................  $25,631    $21,010    $ 51,152   $ 41,848
Net interest income...........................   (1,345)    (5,589)    (10,720)   (11,583)
Income tax expense............................   17,389     15,451      43,355     36,539
Depreciation & amortization...................   19,107     17,244      55,243     48,613
                                                -------    -------    --------   --------
EBITDA........................................  $60,782    $48,116    $139,030   $115,417
                                                =======    =======    ========   ========

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Gross billings for the three months ended September 30, 2001 were $641.8 million, a decrease of $86.8 million or 11.9% as compared to gross billings of $728.6 million for the three months ended September 30, 2000. This decrease in gross billings reflects the impact of the weak U.S. and European economies on our traditional Advertising & Communications, eResourcing and Executive Search businesses, partially offset by an increase of $50.5 million or 35.9% increase in our interactive gross billings generated primarily by Monster.com.

    Total commissions and fees for the three months ended September 30, 2001 were $361.2 million, a decrease of $19.9 million or 5.2% versus $381.1 million for the three months ended September 30, 2000.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $174.3 million for the three months ended September 30, 2001, an increase of $48.3 million or 38.3% over the same period in 2000. Of the $174.3 million, Monster.com contributed $144.8 million, Monstermoving.com contributed
$4.0 million, Advertising & Communications contributed $2.5 million, eResourcing contributed $21.1 million and Directional Marketing contributed $1.9 million.

    Monster.com generated commissions and fees of $144.8 million for the three months ended September 30, 2001, a 37.2% increase over the $105.5 million reported in the third quarter of 2000. The increase in Monster.com's commissions and fees reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our expansion in the European and Asia-Pacific markets as well as the introduction of new products, such as MonsterLearning. Furthermore, during the third quarter of 2001 Monster.com strengthened its position in Europe by acquiring Jobline International AB, the largest Interactive employment website in Scandinavia. Monstermoving.com's commissions and fees also increased 30.0% to $4.0 million, from $3.1 million for the same period last year.

    Advertising & Communications total commissions and fees, including its Interactive business were $51.1 million for the third quarter of 2001, a 22.4% decrease from $65.9 million for the third quarter of 2000. Advertising & Communications' decline in newspaper job placement advertising was offset by the combined increases in creative services such as employee communications and retention programs and the sale of innovative employee communication products. Commissions and fees in Advertising & Communications traditional operations were $48.6 million for the third quarter of 2001, down from $56.8 million in the third quarter of 2000, a decline of 14.4%, reflecting increased unemployment rates in the U.S. and the corresponding decline in help wanted advertising as companies continued to look at reducing costs and improving operating efficiencies as a result of the global economic slowdown. The division's contribution to total Company Interactive commissions and fees decreased to $2.5 million, down 72.4% over the prior year period of $9.1 million, reflecting the same continuing effects of the difficult U.S. and European economic environments.

    eResourcing continued to expand its geographic reach, product mix and sector coverage in the U.S., Europe and the Asia/Pacific regions through strategic acquisitions and by capitalizing on both the power of the Internet and the Monster.com resume database. Although commissions and fees for the division, including its Interactive business, decreased 15.4% to $107.9 million versus $127.4 million for the same period last year, the division contributed
$21.1 million to the total Company's Interactive commissions and fees, up 232.8% over the same period last year. This increase reflects the synergy eResourcing receives from Monster.com's resume database and proprietary Web mining tools, particularly in its permanent placement business. eResourcing's traditional business generated $86.7 million in commission and fees during the third quarter, down 28.4% from $121.1 million reported in the third quarter of last year. The decline was primarily caused by the further slowdowns in the U.S. economy and the U.K. banking and IT sectors, and also reflects the currency translation effects of the weakening Australian dollar against the U.S. dollar.

    Executive Search commissions and fees of $23.0 million in the third quarter of 2001 were down 52.1% from $47.9 million in the third quarter of 2000, reflecting the continued impact of the slowing U.S. economy on executive level search bookings, particularly in the United States.

    Directional Marketing commissions and fees, including its Interactive business, were $30.4 million for the third quarter of 2001, down 2.5% from the $31.2 million reported in the third quarter of 2000, as the division continued to be affected by reduced publisher commissions and higher discounts to major clients, partially offset by the effects of rate increases, new clients and acquisitions. However, the continued focus on increasing productivity and client retention enabled the division to improve its profitability in the third quarter.

    Total operating expenses for the three months ended September 30, 2001 were $320.9 million, compared with $349.7 million for 2000. The decrease of $28.8 million or 8.2% is due primarily to cost-cutting measures in our Advertising & Communications, eResourcing and Executive Search divisions and reduced marketing and promotion expense for Monster.com. Merger and integration costs increased $5.4 million to $20.2 million for the three months ended September 30, 2001, relating to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the three months ended September 30, 2001 were $179.8 million or 49.8% of total commissions and fees, compared with $194.4 million or 51.0% of total commissions and fees for the same period in 2000. The decrease of $14.6 million or 7.5% is primarily due to cost-cutting measures instituted by our Advertising & Communications, eResourcing and Executive Search divisions in response to the contracting U.S. and European economies, and efficiencies achieved through the continued integration of our acquisitions.

    Office and general expenses for the three months ended September 30, 2001 were $71.7 million or 19.9% of total commissions and fees, compared with $84.8 million or 22.2% of commissions and fees for the same period in 2000. The decrease of $13.1 million or 15.4% is due to cost cutting measures implemented across our traditional lines of business, partially offset by acquisitions as well as organic growth in our Interactive operations.

    Marketing and promotion expenses decreased $8.5 million to $41.7 million for the three months ended September 30, 2001 from $50.2 million for the three months ended September 30, 2000. The 16.9% decrease was due primarily to reduced marketing for Monster.com, reflecting general purchasing efficiencies for advertising and lower spending because Monster.com has achieved significant global brand recognition and public awareness, particularly in the current economic environment.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the three months ended September 30,

2001, merger and integration costs were $20.2 million, an increase of $5.4 million or 36.3%, compared with $14.8 million for the same period in 2000. The 2001 amount includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The after tax effect of these charges on diluted net income per share is $(0.12) and $(0.07) for the three months ended September 30, 2001 and 2000, respectively.

    Amortization of intangibles was $7.5 million for the three months ended September 30, 2001 compared to $5.4 million for the three months ended September 30, 2000. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 2.1% and 1.4% for the three months ended September 30, 2001 and 2000, respectively.

    As a result of all of the above, operating income for the three months ended September 30, 2001 was $40.2 million, an increase of $8.8 million or 27.9% from $31.4 million for the comparable period in 2000.

    Net interest income was $1.3 million for the three months ended
September 30, 2001 compared to $5.6 million in 2000. The decrease of $4.3 million primarily reflects substantially lower interest rates in the U.S. and a lower average cash balance for the third quarter of 2001, primarily as a result of acquisition spending.

    Other income (expense), net was income of $0.9 million for the three months ended September 30, 2001 compared with an expense of $0.6 million for the three months ended September 30, 2000. The $0.9 million income in the current period primarily reflects foreign currency translation gains.

    The provision for income taxes for the three months ended September 30, 2001 was $17.4 million on a pretax profit of $42.5 million, compared with a tax expense of $15.5 million on a pretax profit of $36.4 million for the three months ended September 30, 2000. The increase of $1.9 million is due to the effect of higher tax rates in the U.S. where TMP is profitable, and lower tax rates in certain countries where TMP incurred losses, substantially offset by a higher portion of deductible expenses related to merger and integration costs from pooling of interests transactions. The tax charge for the 2000 period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $25.6 million for the three months ended September 30, 2001, or $0.23 per diluted share compared with $21.0 million or $0.19 per diluted share for the prior period.

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    Gross billings for the nine months ended September 30, 2001 were $2,004.7 million, a decrease of $32.7 million or 1.6% as compared to gross billings of $2,037.4 million for the nine months ended September 30, 2000. This decrease in gross billings resulted primarily from the effect of a slowing U.S. economy on our traditional Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $219.3 million or 63.8% in Interactive gross billings.

    Total commissions and fees for the nine months ended September 30, 2001 were $1,122.0 million, an increase of $92.6 million or 9.0% versus $1,029.4 million for the nine months ended September 30, 2000.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $507.6 million for the nine months ended September 30, 2001, an increase of $199.8 million or 64.9% over the same period in 2000. Of the $507.6 million, Monster.com contributed $420.2 million, Monstermoving.com contributed
$11.2 million, Advertising & Communications contributed

$19.1 million, eResourcing contributed $51.8 million and Directional Marketing contributed $5.2 million.

    Monster.com contributed commissions and fees of $420.2 million for the nine months ended September 30, 2001, an increase of $161.6 million or 62.5% over the $258.6 million reported in the first nine months of 2000. The increase in Monster.com's commissions and fees reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our expansion in the European and Asia-Pacific markets, the benefit of Monster.com's marketing initiatives as well as the introduction of new products and services, such as MonsterTRAK, MonsterLearning and ChiefMonster. Furthermore, during the third quarter of 2001, Monster.com strengthened its position in Europe by acquiring Jobline International AB, the largest Interactive employment website in Scandinavia. Monstermoving.com also exhibited strong organic growth, as its commissions and fees increased 54.7% to $11.2 million, from $7.3 million for the same period last year. Monstermoving.com's growth primarily reflects the addition of new clients, increased website traffic and increasingly successful cross-selling efforts with Directional Marketing.

    Advertising & Communications total commissions and fees, including its interactive business were $160.2 million for the first nine months of 2001, a 15.9% decrease from $190.6 million for the first nine months of 2000. Advertising & Communications' decline in newspaper job placement advertising was substantially offset by the combined increases in interactive job postings, creative services such as employee communications and retention programs and services to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $141.1 million for the first nine months of 2001, down from $168.1 million in the first nine months of 2000, a decline of 16.0%. The Company's relative out-performance of the industry reflects its growing market share resulting from its diversified products, its reduced dependency on newspaper advertising, and the strength of its international operations. However, reflecting the general poor economic climate for recruitment advertising, the division's contribution to total Company Interactive commissions and fees also decreased to $19.1 million, down 15.1% versus the prior year period of $22.5 million.

    eResourcing continued to grow by targeted acquisitions and by capitalizing on both the power of the Internet and the Monster.com resume database. As a result, commissions and fees for the division, including its Interactive business, increased to $363.1 million, up 2.3% from $355.1 million for the same period last year. eResourcing's traditional business generated $311.4 million in commission and fees during the first nine months, down 9.1% from $342.6 million reported in the first nine months of last year. This decrease reflects the slowing U.S. and European economies, partially offset by acquisition activity and continued demand for temporary contract professionals, primarily for information technology and mid-level management. eResourcing continued to gain market share in North America and Europe, utilizing select acquisitions to create a platform for growth in new markets and practice areas. During the first nine months, eResourcing contributed $51.8 million to the total Company's Interactive commissions and fees, up 313.7% over the same period last year.

    Executive Search commissions and fees of $87.0 million in the first nine months of 2001 were down 35.7% from $135.3 million in the first nine months of 2000, reflecting the continued impact that the slowing U.S. economy is having on executive level search bookings, particularly in the U.S. financial services and information technology sectors.

    Directional Marketing commissions and fees, including its Interactive business, were $80.1 million for the first nine months of 2001, down 2.9% from the $82.6 million reported in the first nine months of 2000, as the division continued to be affected by reduced publisher commissions and higher discounts to major clients, partially offset by the effects of rate increases, new clients and acquisitions.

    Total operating expenses for the nine months ended September 30, 2001 were $1,039.6 million, compared with $962.1 million for 2000. The increase of $77.5 million or 8.1% is due primarily to internal growth in interactive operations, especially at Monster.com, acquisitions accounted for as purchases and increased merger and integration costs. Marketing and promotion expenses increased $31.7 million, primarily for the Monster.com brand. Merger and integration costs increased $24.8 million, related to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the nine months ended September 30, 2001 were $574.1 million or 51.2% of total commissions and fees, compared with $550.7 million or 53.5% of total commissions and fees for the same period in 2000. The relative decrease as a percentage of total commissions and fees reflects strategic cost-cutting by our Advertising & Communications and Executive Search divisions and overall growth in revenues related to the expansion of our Interactive operations, especially Monster.com.

    Office and general expenses for the nine months ended September 30, 2001 were $231.5 million or 20.6% of total commissions and fees, compared with $239.0 million or 23.2% of commissions and fees for the same period in 2000. The relative decrease as a percentage of total commissions and fees reflects strategic cost-cutting in our Advertising & Communications and eResourcing divisions, integration efficiencies and reductions in expenses for Directional Marketing due to improved operating efficiencies and cost reductions.

    Marketing and promotion expenses increased $31.7 million to $152.4 million for the nine months ended September 30, 2001 from $120.7 million for the nine months ended September 30, 2000. The 26.3% increase was due primarily to increased marketing for our Interactive operations, particularly Monster.com and Monstermoving.com, which the Company launched in October 2000.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the nine months ended September 30, 2001, merger and integration costs were $61.9 million, an increase of $24.8 million or 66.7%, compared with $37.1 million for the same period in 2000. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The increase of $24.8 million reflects higher costs for severance and consolidation of facilities, partially offset by lower costs for debt payoffs, lower stay bonus expenses and lower assumed obligations on closed facilities. The after tax effect of these charges on diluted net income per share is $(0.40) and $(0.24) for the nine months ended September 30, 2001 and 2000, respectively.

    Amortization of intangibles was $19.6 million for the nine months ended September 30, 2001 compared to $14.5 million for the nine months ended September 30, 2000. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 1.7% and 1.4% for the nine months ended September 30, 2001 and 2000, respectively.

    As a result of all of the above, operating income for the nine months ended September 30, 2001 was $82.4 million, an increase of $15.1 million or 22.4% from $67.3 million for the comparable period in 2000.

    Net interest income was $10.7 million for the nine months ended September 30, 2001 compared to $11.6 million in 2000. The decrease of $0.9 million reflects substantially lower U.S. interest rates in 2001 and a lower average cash balance in the nine months ended September 30, 2001, primarily as a result of acquisition spending.

    Other income (expense), net was income of $0.3 million for the nine months ended September 30, 2001 compared to an expense of $0.9 million for the nine months ended September 30, 2000. The income of $0.3 million primarily reflects foreign currency translation gains partially offset by a $1.2 million write down in carrying value of a long term investment.

    The provision for income taxes for the nine months ended September 30, 2001 was $43.3 million on a pretax profit of $93.4 million, compared with a tax expense of $36.5 million on pretax profit of $78.0 million for the nine months ended September 30, 2000. The increase of $6.8 million is due to the effect of higher tax rates in the U.S. where TMP is profitable, and lower tax rates in certain countries where TMP incurred losses, substantially offset by a higher portion of deductible expenses related to merger and integration costs from pooling of interests transactions. The tax charge in each period also reflects benefits from profits of certain pooled entities whose earnings were not taxed at the corporate level prior to their merger with TMP.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $51.2 million for the nine months ended September 30, 2001, or $0.45 per diluted share compared with net income of $41.8 million or $0.38 per diluted share for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements have been to fund (i) acquisitions,
(ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive businesses. Our working capital requirements are generally higher in the quarters ending March 31 and September 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. We have met our liquidity needs over the last three years through (a) funds provided by operating activities, (b) equity offerings,
(c) long-term borrowings and (d) capital leases. On January 27, 2000, in connection with our third public offering, we issued an aggregate of 8,000,000 shares of common stock at a purchase price of $77 5/16 per share in an underwritten public offering managed by Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Salomon Smith Barney, Deutsche Bank Securities, Inc., Paine Webber Incorporated and U.S. Bancorp Piper Jaffrey, Inc. The offering was completed in February 2000. The net proceeds from this offering were $594.2 million, and approximately $82.0 million was used to pay down debt on the Company's credit line.

    The Company invests its excess cash predominantly in commercial paper and overnight deposits that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating, acquisition and strategic equity investment purposes. Although our aggressive acquisition strategy and capital expenditure program resulted in a net use of cash through September 30, 2001 of approximately $258.6 million, the Company had cash and cash equivalents totaling $317.6 million as of September 30, 2001, compared to $525.4 million at September 30, 2000.

    For the nine months ended September 30, 2001, cash provided by operating activities was $112.6 million, up $26.1 million or 30.1% over the $86.5 million for the comparable period last year, and was primarily attributable to net income of $51.2 million, adjusted for non-cash charges for depreciation and amortization of $55.2 million, provisions for doubtful accounts of $10.9 million, a net loss on the disposal and write-off of fixed assets of $2.6 million, a tax benefit from the exercise of stock options of $14.5 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $7.0 million and a provision for deferred income taxes of $5.1 million. Furthermore, net of the effects of purchases of businesses, accounts receivable decreased $102.3 million at September 30, 2001 from December 31, 2000. The decrease in accounts receivable reflects improved collections across all business segments versus the year-end period and decreases in traditional revenue sources by our Advertising and Communications, eResourcing and Executive Search lines of business. Work-in-process, prepaid and other current assets decreased $11.4 million in the nine months ended
September 30, 2001,
primarily as a result of normal seasonal business trends. Deferred commissions and fees decreased $29.0 million during the nine-month period, reflecting the slower revenue growth rate in our Interactive operations resulting from the economic cycle's impact on the employment sector which lowered contract renewal rates, dollars spent and the length of new and renewed contracts. Accounts payable, accrued expenses and other current liabilities decreased
$118.0 million at September 30, 2001 compared to December 31, 2000. The decrease in accounts payable and accrued expenses is primarily due to the economic cycle's effect on help wanted advertising which resulted in reduced newspaper publisher payables by our Advertising & Communications division and the seasonal nature of our Directional Marketing business, which generally experiences higher publisher payments in the second and third quarters.

    For the nine months ended September 30, 2000, cash provided by operating activities of $86.5 million was primarily attributable to net income of $41.8 million, adjusted for non-cash charges for depreciation and amortization of $48.6 million, provisions for doubtful accounts of $19.1 million, a tax benefit on stock option exercises of $10.1 million, common stock issued for matching contributions to 401(k) plan and employee stay bonuses of $1.7 million, and a provision for deferred taxes of $14.4 million. The increase in deferred commissions and fees of $53.5 million reflected the strong year on year growth of our Interactive operations, primarily Monster.com. Accounts payable and accrued liabilities increased $29.4 million as a result of increased costs needed to sustain the growth in commissions and fees across all our lines of business. These amounts were offset by an increase in accounts receivable of $92.9 million, due to the strong upward trend of commissions and fees in the period, especially in our Interactive operations, and an increase in prepaid and other assets of $38.9 million mostly due to our investment to market and promote the Monster.com brand.

    EBITDA was $139.0 million for the nine months ended September 30, 2001, an increase of $23.6 million or 20.5% from $115.4 million for the nine months ended September 30, 2000.

    Cash used in investing activities was $357.0 million for the nine months ended September 30, 2001, as a result of payments for purchases of businesses, net of cash acquired of $293.7 million, capital expenditures of $56.7 million and purchases of long-term investments of $6.6 million. Capital expenditures were generally comprised of purchases of computer hardware and software as well as leasehold improvements as the Company continues to upgrade systems and infrastructure to support its acquisitions. Cash used in investing activities was $145.7 million for the nine months ended September 30, 2000, as a result of payments for purchases of businesses, net of cash acquired of $92.1 million and capital expenditures of $53.6 million.

    We estimate that our expenditures for computer equipment and software, furniture and fixtures and leasehold improvements will be approximately $65 million to $75 million for the year ended December 31, 2001.

    Cash used in financing activities was $12.7 million for the nine months ended September 30, 2001 primarily due to net payments under our line of credit, long-term debt and capitalized lease obligations of $36.9 million, and dividends paid by pooled companies of $7.8 million, partially offset by the cash received from the exercise of employee stock options of $32.0 million. For the nine months ended September 30, 2000, cash provided by financing activities was $514.1 million, primarily due to proceeds from our follow-on stock offering of $599.5 million, and cash received from the exercise of employee stock options of $27.7 million, partially offset by net payments under our line of credit, long-term debt and capital lease obligations of $88.0 million and dividends paid by pooled companies of $25.1 million.

    At September 30, 2001, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring
November 4, 2003. Of such line, at September 30, 2001, approximately
$127.0 million was unused and accounts receivable is sufficient to allow for the draw-down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had secured lines of credit aggregating $18.8 million for our operations in

Australia, New Zealand, France, Belgium, Germany and Italy, of which approximately $16.2 million was unused at September 30, 2001.

    Part of our acquisition strategy is to pay, over time, a portion of the purchase price of certain acquisitions through seller financed notes. Accordingly, such notes are included in long-term debt, are generally payable over five years and totaled approximately $50.2 million at September 30, 2001. We believe that our cash and cash equivalents, anticipated cash flow from operations, and the availability of funds under our existing financing agreements will provide us with sufficient liquidity to meet our current and foreseeable cash needs.

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

    In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after September 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

    In July 2001, SFAS 141, "Business Combinations," was issued by the FASB. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill.

    In July 2001, the FASB also issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 continues to require the recognition of goodwill and other intangibles as assets but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. Goodwill is to be allocated to reporting units, and must be tested for impairment annually. The amount of goodwill determined to be impaired would be expensed to current operations. TMP is currently assessing, but has not determined, the impact that this statement will have on the Company's financial position or results of operations.

    The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards also apply to acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company has not amortized goodwill on acquisitions made after June 30, 2001 and will discontinue the amortization of all goodwill as of December 31, 2001.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. Approximately 79% of the Company's debt relates to a five-year financing agreement with an outstanding principal balance of approximately $58.0 million, including $25.4 million reflected as a reduction to accounts receivable and $32.6 million for letters of credit, as of September 30, 2001. Interest on the outstanding balance is charged at the Company's choice of either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The remainder of the Company's debt relates primarily to acquisition notes payable and capital lease obligations, which generally carry fixed rates of interest. The Company does not trade in derivative financial instruments.

    The Company also conducts operations in 32 foreign countries, including Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, New Zealand, Singapore, Spain, Sweden and the United Kingdom. For the period ended September 30, 2001 approximately 40% of our commissions and fees were earned outside the United States and collected in local currency, and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar. We do not conduct any significant hedging activities.

    The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine months ended September 30, 2001, the Company had an exchange loss of $9.0 million, primarily attributable to the strengthening of the U.S. dollar against the currencies of other foreign countries in which we operate.

                               TMP WORLDWIDE INC.
                           PART II: OTHER INFORMATION

ITEM 2 (C).  CHANGES IN SECURITIES AND USE OF PROCEEDS

1. On July 27, 2001, we issued 41,652 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding shares of James Botrie & Associates.

2. On September 11, 2001, we issued 232,925 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding shares of USMotivation, Inc.

3. On September 28, 2001, we issued 134,940 shares of our common stock in a private placement transaction pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding shares of Ernst & Young Human Resources Services NV and Baeten Consulting, the acquisition of which closed on October 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    10.1 Amendment No. 7 to Third Amendment and Restated Accounts Receivable Management and Security Agreement, dated October 17, 2001.

(b) Reports on Form 8-K:

        (i) The Company's Current Report on Form 8-K, filed August 2, 2001, relating to the Company's unaudited quarterly financial information reflecting certain acquisitions.

        (ii) The Company's Current Report on Form 8-K, filed August 17, 2001, relating to the Company's announcement of results of operations for the three and six months ended June 30, 2001.

       (iii) The Company's Current Report on Form 8-K/A, filed September 7, 2001, amending the Company's unaudited financial information reflecting certain acquisitions.

    All other items of this report are inapplicable.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TMP WORLDWIDE INC.
                                               (Registrant)

Date: November 13, 2001                        /s/ BART CATALANE
                                               --------------------------------------------
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)