Form 10-K405
period 2001-12-31
TMP WORLDWIDE INC
filed 2002-03-29
CIK 1020416

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,675,816,744 as of the close of business on March 22, 2002.

    The number of shares of Common Stock, $.001 par value, outstanding as of March 22, 2002 was approximately 111,287,216.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be used in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    We have built Monster-Registered Trademark- (http://www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and executive search and selection agencies. Employers and professional recruiters, who are our clients, look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of March 15, 2002 contained more than 15 million resumes. We are also the world's largest yellow pages advertising agency.

    We believe our growth will primarily come from strengthening our leadership position in the online recruitment market and migrating our traditional business models to the Internet. International Data Corporation ("IDC") estimates that the worldwide eRecruiting market will increase at a compound annual growth rate of 52% and will reach $13.4 billion in revenue by 2005, with North America contributing the largest portion. In addition, IDC forecasts that the Asia/Pacific share of the worldwide eRecruiting market will grow to 12.4% by 2005 largely due to the emergence of online recruitment markets in Greater China and India combined with the expansion of existing markets, such as Australia. Our strategies to address these opportunities are to:

    - continue to promote the Monster brand through online and traditional advertising, aggressive marketing programs and select alliances or affiliations;

    - continue to capitalize on cross-selling opportunities between our traditional services and our Interactive solutions along the entire employment spectrum; and

    - continue to enhance the features of Monster to become a comprehensive career management tool for both the job seeker and HR professional.

OUR SERVICES

    We operate under six product lines: Monster, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermoving.com.(sm) See the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

MONSTER. Monster (http://www.monster.com), our flagship brand, is the nucleus of our "Intern to CEO" strategy and the leader in the online recruitment and career management market. To demonstrate this, in February 2002:

    - I/PRO reported that Monster attracted more than 38.9 million visitors who spent an average of over 13.1 minutes per visit.

    - Media Metrix reported that Monster properties, which represent all Monster-owned domains, were the number one destination for career seekers and the 24th most visited property overall on the Internet.

    - Based on Media Metrix statistics, Monster properties reported a power ranking of 398.8, compared to 87.0 for its closest competitor and 230.5 for all 9 of its closest competitors combined.

    We believe that the power ranking is significant because, by taking into account reach and page views, it indicates the products' recognition and usefulness to job seekers. As a result, through Monster, our clients have access to over 15 million unique resumes in a database that is growing by an average of more than 26,000 resumes daily. To attract users to Monster, we continue to refine and refresh the site by introducing value-added features that complement and enhance the user's experience. Additionally, we have added content that goes beyond the traditional job search, such as MonsterLearning and career management services for college and university students. We believe our clients have recognized the value of online recruitment and career management, as evidenced by the more than 1,000,000 paid job postings currently on our Monster Network, which includes Monster, MonsterTRAK and Flipdog.

    We continually look for ways to drive and retain site traffic. To that end we have entered into content and marketing agreements with America
Online, Inc., AOL Europe and Microsoft Corporation's MSN portal whereby Monster is the exclusive careers provider on these sites in their respective geographic regions. We believe that these agreements will continue to increase traffic and attract new users to Monster. We also have customized Monster, in both local language and content, in 21 countries outside the United States. The Monster global network consists of local content and language sites in the United States, United Kingdom, Australia, Canada, the Netherlands, Belgium, New Zealand, Singapore, Hong Kong, France, Germany, Ireland, Spain, Luxembourg, India, Italy, Sweden, Norway, Denmark, Switzerland, Scotland and Finland.

ADVERTISING & COMMUNICATIONS. We prospect talent for our clients through traditional and interactive recruiting programs that sell, market and brand employers to job seekers searching for entry level to management positions. We provide a broad range of recruitment advertising and retention services including:

    - planning and producing recruitment advertising campaigns;

    - media planning and buying in both traditional media and on the Internet;

    - planning and executing on-campus recruitment programs;

    - designing, developing and delivering effective project management solutions which improve the speed and efficiency of the hiring process; and

    - developing employee communications strategies which allow employees to actively participate in the employer's corporate vision.

ERESOURCING. The mid-market selection business fills a critical niche in our "Intern to CEO" strategy by finding for our clients those professionals, below the CEO level, who typically earn between $50,000 and $150,000 annually, and possess the set of skills outlined by our clients. We use traditional and interactive methods to select potential candidates for our clients and believe that Monster, with its large resume database, is an excellent resource for serving this market. We have also identified a suite of products geared toward this market which assess talent and helps predict whether a candidate will be successful in a given role. Temporary contracting supplements our selection services. We place employees, ranging from clerical workers to executives, in temporary situations for as little as one day to over 12 months. Contractors can be used for emergency support or to complement the skills of a client's own staff. Temporary contracting can also be linked to our selection services with the client using a "try before you buy" strategy.

EXECUTIVE SEARCH. We offer an advanced and comprehensive range of executive search services aimed at finding the appropriate executive for our clients. Our executive search service identifies senior executives who typically earn in excess of $150,000 annually. We entered the executive search field in 1998 because recruitment and online advertising traditionally did not target the senior executive candidate. We have also launched ChiefMonster, an extension of the Monster brand, that pre-screens applicants for senior-level executive positions and allows approved executives to access the website. We believe that the posting of opportunities on ChiefMonster streamlines the advertising process, shortens the hiring cycle and reduces the expenses associated with executive recruitment.

DIRECTIONAL MARKETING. We develop yellow page directory advertising programs for national accounts, which are clients who sell products or services in multiple markets. Yellow page advertising is a complex process involving the creation of effective imagery and message, and the development of media plans which evaluate approximately 6,000 yellow page directories in the United States. Coordinating the placement of advertisements in this number of directories requires an extensive effort at the local level, and our Directional Marketing sales, marketing and customer service representatives provide an important competitive advantage in marketing and executing yellow page advertising programs.

MONSTERMOVING.COM. Monstermoving(sm).com (http://www.monstermoving.com) is one of the world's largest online marketplaces for relocation information and services and moving-related decision support tools. Its strategy is to change the way people move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process. In addition, Monstermoving.com offers access to a comprehensive array of moving-related services and relocation tools, designed to reduce the time, cost and stress associated with moving.

    We were founded in 1967, and we now have more than 11,000 employees in 32 countries. Our clients include more than 90 of the Fortune 100 and more than 480 of the Fortune 500 companies. In June 2001, we were added to the S&P 500 index. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is http://www.tmp.com.

INDUSTRY OVERVIEW

ONLINE RECRUITMENT AND CAREER MANAGEMENT. The Internet is an increasingly significant global medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including the availability of a growing number of useful products and services, the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

    The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate websites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis, and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online services represents a faster rate of penetration than occurred with traditional media, such as print, radio, broadcast television and cable television.

    For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers. Online recruiting can also help to reduce the time associated with conducting a job search by permitting job seekers to define their specific job needs and be contacted automatically when desired jobs become available. Online recruiting is also proving to be attractive to employers and recruiters because online job advertisements can be accessed by job seekers anywhere in the world at any time and more cost effectively than print media.

RECRUITMENT ADVERTISING. Recruitment advertising, which encompasses our Advertising & Communications business, traditionally consists of creating and placing recruitment advertisements in the classified advertising sections of newspapers. The recruitment advertising market has historically been cyclical in the U.S. market; in 2001 spending decreased 35% from 2000. However, this business continues to move to the Internet. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Furthermore, shortages of qualified employees in certain industries have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national and sometimes global recruitment campaigns. For the year ended December 31, 2001, U.S. spending (billings) in the recruitment classified advertisement section of newspapers was approximately $5.7 billion according to the Newspaper Association of America. Agencies which place recruitment classified advertising are paid commission rates, historically ranging from approximately 10% in Australia to 15% in the U.S. and the United Kingdom, of recruitment advertising placed in newspapers, and earn fees for providing additional recruitment services.

MID-MARKET SELECTION AND TEMPORARY CONTRACTING. The mid-market selection industry, which encompasses our eResourcing business, is generally comprised of professionals who typically earn between $50,000 and $150,000 annually. According to the Staffing Industry Report, the United States temporary staffing market grew from approximately $77 billion in revenue in 1999 to approximately $97 billion in revenue in 2001 and the United States total staffing industry is at more than $159 billion. The temporary staffing industry has experienced significant growth in response to the changing work environment. These changes are a result of increasing automation and we believe this trend will continue to result in shorter technological cycles, and continued global competitive pressures. In recent years, many employers have responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effect of layoffs. We believe fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring.

EXECUTIVE SEARCH. The market for executive search firms is generally separated into two broad categories: retained executive search firms and contingency executive search firms. Retained executive search firms service their clients' senior management needs by acting in an ongoing client-consultant relationship to actively identify, evaluate, assess and recommend to the client suitable candidates for senior level positions. Retained executive search firms are generally engaged on an exclusive basis and paid a contractually agreed-to fee. Contingency executive search firms, which typically do not focus on the senior executives, are generally paid a percentage of the hired candidate's salary only when a candidate is successfully placed with the client. Contingency firms are generally not hired on an exclusive basis and do not focus on the assessment, evaluation or recommendation of a candidate other than to determine if the candidate's resume qualifies him/her for the position. We provide executive search services on a retained basis. Our Executive Search service identifies senior executive candidates who typically earn in excess of $150,000 annually.

YELLOW PAGES ADVERTISING. Yellow page directories have been published in the U.S. since at least the 1890's and, traditionally, have been published almost exclusively by telephone utilities. In the early 1980's, due in part to telephone deregulation, independent companies began publishing an increasing number of directories. The percentage of adults who use the yellow pages has remained relatively constant over the last ten years at over 56%, and such readers consult the yellow pages approximately twice weekly. For that reason, yellow page directories continue to be a highly effective advertising medium. According to the Yellow Page Publishers Association, for the year ended
December 31, 2001, total spending on yellow page advertisements in the U.S. was $13.6 billion. Of this amount, approximately $11.5 billion was spent by local accounts and approximately $2.1 billion was spent by national accounts. As those terms are used in the yellow page industry, "local" refers to an advertisement solicited by a yellow page publisher's own sales staff and "national" refers to an advertisement that is placed by an advertising agency and meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories. Currently, approximately 6,000 yellow page directories are published annually by 200 publishers and, in the U.S., many cities with populations in excess of 80,000 are served by multiple directories. As such, our Directional Marketing business facilitates the process of publishing advertisements in multiple directories.

    The national account market, which is the client base that we service, consists of companies that sell products or services in multiple markets. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies which place national advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 2001, the market has grown at a compound average rate of approximately 6.0%.

OUR CAREER SOLUTIONS

MONSTER. Our Monster properties are the nucleus of our "Intern to CEO" strategy and are a comprehensive collection of career management tools for the job seeker, HR professional, professional recruiter and college career center. Through our Monster services, our clients can streamline the recruiting processes and effectively manage the entire hiring process online. We believe that Monster provides one-stop-shopping for our clients' online recruiting and career management needs and offers services that are more efficient and effective than traditional methods of human resource management.

    Based on experience with our clients, we believe that only 20% to 30% of open job positions are placed using traditional print media. We also believe that online solutions will significantly expand the recruitment advertising market because of their global reach and continuous availability. Furthermore, online advertising is extremely cost effective when compared to other traditional recruitment methods such as print media. Our Interactive recruitment services have been actively marketed since May 1995 and Monster was one of the first 500 commercial websites out of more than 158 million that currently exist.

    We believe that Monster provides a rewarding experience to the jobseeker. Monster allows jobseekers to create their own personalized career page, My Monster, through which users can store their resumes, cover letters and job applications and create multiple Job Search Agents. They can also track how many times their resume has been viewed by employers. My Monster is at the center of the Monster job seeker experience, with over 22.2 million job seeker accounts as of February 2002. Monster's Job Search Agent continuously seeks to find the desired job for the job seeker. Job seekers can register for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Job Search Agent then continually scans the entire Monster job database for opportunities that match the requirements and delivers the leads to job seekers' desktops, even while they are off-line. As of February 2002, Monster contained approximately 11.7 million Job Search Agent profiles and its resume database contained over 15 million resumes, which is growing by an average of more than 26,000 resumes daily. Job seekers post their resumes free of charge in a confidential, searchable access-restricted database. This database can be searched, using keyword searches, by employers who pay for the service. Job seekers can search Monster's database of employment opportunities by location, job category, industry and/or keyword. Keyword searches allow a user to enter specific keywords to match skills, job titles or other requirements. We also offer similar solutions for senior executives on our ChiefMonster property.

    Since the introduction of our flagship Internet property, Monster, we have introduced several new career management tools for the job seeker, HR professional and college career center. MonsterLearning, which offers online education courses and credits at various colleges and universities throughout the United States, is an extension of our Intern-to-CEO strategy by offering to individual and corporate learning seekers the tools and information that allows them to manage their skills and knowledge as it relates to career advancement. In November 2000, we acquired Jobtrak Corporation, which we have since renamed MonsterTRAK. MonsterTRAK is an online recruitment website that has partnerships with over 1,200 college, university, graduate and MBA career centers and over 950,000 registered users as of January 2002. The site allows our clients to target affiliated colleges and universities for entry-level candidates. In turn, students and university career centers use the MonsterTRAK service to search for and post internships, summer and holiday jobs, career fairs and permanent positions as students near graduation. In addition, MonsterTRAK has direct links to our other university and student-oriented websites such as FastWeb (www.fastweb.com), Monster's online scholarship search service. We have also expanded Monster's services to include tools for managing prospective students through our Monster Admissions (www.admissions.com) and Collegeware (www.collegeware.com) enrollment management services. These sites allow universities to efficiently and proactively interact with prospective students, manage communication sequences and streamline and transform data into clear, concise reports on demand.

ADVERTISING & COMMUNICATIONS. We entered the recruitment advertising business in 1993 and have expanded this business through internal growth and acquisitions. In addition to our worldwide offices, we maintain relationships with unaffiliated agencies throughout the world to further enhance our ability to reach qualified job candidates. We believe that as employers find it more difficult to attract qualified employees, they will increasingly seek out agencies that can implement national and, in some cases, global recruitment strategies. As a full service agency, we offer our clients comprehensive recruitment advertising services including placement of classified advertising and other recruitment and retention related services. We specialize in designing recruitment advertising campaigns for clients in high growth industries and in industries with high employee turnover rates. Furthermore, we continue to increase the amount of business that we do outside of newspapers, such as online recruitment advertising, development of employer image campaigns, creation of collateral materials, retention programs and other employee communications, and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting.

    Our task in formulating and implementing a global recruitment advertising program is to design the creative elements of the campaign and to select the appropriate media and/or other recruitment methods. This is done in the context of the client's staffing parameters, which generally include skill requirements, job location and an advertising budget. In addition, while executing a given campaign, we will often undertake basic research with respect to demographic profiles of selected geographic areas to assist the client in developing an appropriate overall strategy.

    We have historically found that the strongest recruitment advertising campaigns "brand" the client's image, demonstrate the client's unique selling points and stress the client's employee benefits and corporate culture. Effectively differentiating one employer from another has become important in certain sectors where there are shortages of qualified job candidates. The success of a campaign may depend on whether an organization is seen as sufficiently distinct from its competitors.

    After completing the design of an advertisement's creative elements, we develop an appropriate media plan. Typically, a variety of media is used, including newspapers, trade journals, the Internet, outdoor/transit media, direct mail, radio and television. If we recommend the use of newspapers, we may recommend certain newspapers or editions of a particular newspaper that are targeted to a specific demographic segment of the population. We may also recommend a variety of advertisement sizes and vary the frequency with which an advertisement appears.

    After an advertisement is placed, we conduct extensive customer analysis to assure satisfaction, including monitoring the effectiveness of the chosen media. Our Advertising & Communications division also maintains a quality assurance program for its larger clients that involves formal creative reviews by our clients as well as soliciting client feedback.

ERESOURCING. Candidates for mid-level management positions were traditionally attracted by classified advertising or chosen through the use of computerized database files, a process we call "selection". We have enhanced the selection process through the use of interactive media and online resume databases, mainly through Monster. Prior to providing our clients with a short list of qualified candidates, we screen and interview applicants using traditional and online assessment tools. Upon acceptance of the short list of suitable candidates, the client then proceeds to interview the selected candidates. The next steps in the process include reference checking, negotiation of an offer, confirmation of acceptance and start date, and performance follow-ups at the end of one and three months.

    For these assignments involving mid-level executives, we have also developed a process which is designed to evaluate a person's capacity to perform in a current or future role. It can be used for internal and external candidates and is based on the premise that if the requirements for an individual job are thoroughly understood, it is possible to develop testing protocols that assess and helps predict a candidate's ability to succeed in a specific position. Tools and exercises include aptitude testing, job simulations, behavioral and situational interviews, leadership and team exercises, group discussions, role plays and work sample tests. The goals of the selection process are to put the right people in the right job, boosting both individual job satisfaction and productivity.

    We also provide temporary contract employees, primarily in Australia, New Zealand, the United States and throughout Europe. The demand for contract employee services was created by organizations' need for flexible work forces with the types of skills required to meet their particular circumstances in a changing market. Through our temporary contracting services, we place qualified executives and professionals in temporary positions, or for specific short term projects. Contractors can be used for emergency support or to complement the skills of a client's core, permanent staff. Contracting can also be linked to our selection services, with the client using a "try before you buy" strategy.

EXECUTIVE SEARCH. We offer an advanced and comprehensive range of executive search services on a retained search basis, focusing on those executives earning in excess of $150,000 annually. We entered the executive search field in 1998 because recruitment and online advertising traditionally did not target the senior executive candidate. We currently have 29 executive search offices in 15 countries. In addition, we have developed ChiefMonster, an exclusive marketplace within Monster, that pre-screens applicants for senior-level executive positions (normally, Vice President and above). Approved executives can search for opportunities across a wide range of industries, by location, category and compensation level. Employers and search consultants who use the web site have immediate access to top-quality, pre-screened talent. ChiefMonster also streamlines the advertising process, shortens the hiring cycle and reduces the expenses associated with executive recruitment. We believe that our expansion into the executive search field completes our portfolio of human capital services and allows us to market ourselves as a full service firm that can accommodate all of our clients' employment and recruitment advertising needs from intern to CEO.

MONSTERMOVING.COM. Monstermoving(sm).com (http://www.monstermoving.com) is one of the world's largest online marketplaces for relocation information and services and moving-related decision support tools. Its strategy is to change the way people manage their move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process. Monstermoving.com is designed to reduce the time, cost and stress associated with relocating and provides relocation information on more than 1,500 cities nationwide, and enables users to research real estate or rental properties, check out mortgage and insurance quotes, and compare quotes from moving companies or truck rental companies. Monstermoving.com features everything from home and apartment searches to mortgage and mover quotes, school information, and utility and community resources. We feel that Monstermoving.com is a natural extension of Monster's career management services because people often relocate as the result of finding a new job. We expect the Internet to play a significant role in assisting people with their relocation needs and have actively marketed Monstermoving.com to our existing Directional Marketing clients as a low cost alternative to yellow page advertising.

    The Monstermoving.com web site contains listings of more than 1.4 million new and existing homes for sale, over 130,000 new homes, models and "build to suit" plans, and 45,000 rental properties and access to more than 1,400 participating lenders covering more than 124 different loan programs for real-time, side-by-side comparisons of mortgage rates. With one of the largest databases of moving companies anywhere, it provides free quotes based on move size, route, and timing. This database includes movers of every type and size: large, small, international, long-distance, local, full-service and self-service. Also available are side-by-side, city-to-city comparisons including cost of living, taxes, home and insurance costs; as well as quality of life factors such as population, crime index, and weather. Mortgage calculators help site visitors predict mortgage costs. Visitors can determine their qualifications for a specific loan, or how a traditional mortgage would differ from a balloon mortgage. To help movers organize and plan their move according to their move date, Monstermoving.com's planner features a "to do" list relevant to each week of the user's move cycle (e.g., find a van line mover five weeks prior to the move) and sends automated email reminders to the customer. The Address Express feature allows customers to quickly and simply notify the U.S. Post Office and other organizations of their move date and new address.

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

DIRECTIONAL MARKETING

    Our Directional Marketing business focuses on advertising programs for national accounts, which are clients who sell products or services in multiple markets. We entered the yellow page advertising business in 1967 and have grown to become the largest yellow page advertising agency in the world, based on gross billings. We have been able to use our 30 plus years of understanding consumers' use of yellow page directories to introduce our clients to other marketing media that facilitate a connection between consumers and our clients, such as Monstermoving.com.

    CREATING AND PLACING DIRECTORY ADVERTISEMENTS. There are currently approximately 6,000 yellow page directories in the United States. Each has a separate closing date for accepting advertisements and one or more of these closings occur on every working day of the year. The steps involved in placing an advertisement are numerous and can take as long as nine months.

    The first step in the process is the formulation of the advertising program's creative elements including illustrations, advertising copy, slogans and other elements that are designed to attract a potential customer's attention. To assess the effectiveness of a proposed campaign, we generally undertake extensive research to determine which alternatives best reach the client's target market. This research typically includes focus group testing and the running of split-run advertisements. Focus group testing involves forming groups of potential customers and measuring their reaction to a variety of potential advertisements. Split-run testing measures the results of specific campaigns by placing more than one version of an advertisement in various editions of the same yellow page directory. By using multiple phone numbers and various monitoring methods, we can then determine which advertisements generate the most effective response.

    After designing an advertising program, we create a media plan that targets our client's customer base in a cost-effective manner. We analyze targeted directories to determine circulation, rate of usage and demographic profile. We then recommend advertisements ranging from a full page to as little as a one line listing.

    To ensure client satisfaction, we maintain an extensive quality control program. Account teams have frequent in-person client contact as well as formal annual creative reviews. We also solicit feedback through client interviews, written surveys and other methods consisting of focus groups made up of yellow page users and yellow page user pollings. The principal aims of this program are client retention and sales growth. We believe our focus on customer service has enabled us to maintain our client retention rate, year to year, in excess of 94%.

    In addition to traditional advertising, we offer to our clients a variety of services ranging from managing the maintenance and installation of telephone lines for branch locations to the staffing and operation of fulfillment centers, which respond to toll-free calls requesting product brochures and other information. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate us into client processes for the mutual benefit of both parties.

SALES AND MARKETING

    We maintain separate sales and marketing staffs for our Monster, Monstermoving.com, Advertising & Communications, eResourcing, Executive Search and Directional Marketing businesses. Our sales, marketing and customer service staffs are divided into two groups: (i) new business generation and
(ii) existing client relationship maintenance and improvement. In addition to specializing by product, each group is accountable for, and incentivised to, cross-sell our other products within our existing client base. Each product sales force also designs targeted selling campaigns for potential new clients. We also use broad based media (television, radio, the Internet and business publications) and trade publications to promote the Monster and TMP brands.

CLIENTS

    At December 31, 2001, our clients included more than 90 of the Fortune 100 companies and more than 480 of the Fortune 500 companies. Our clients include small and medium-sized organizations, enterprises, government agencies and educational institutions. No one client accounts for more than 5% of our total annual commissions and fees.

COMPETITION

    The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules.

    We face competition from a number of sources. These sources include national and regional advertising agencies, media companies, specialized and integrated marketing communication firms as well as executive search, selection and temporary contracting agencies. Many advertising agencies and media companies have started to either internally develop or acquire new media capabilities. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than do we. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and our reputation among our clients and potential clients.

INTELLECTUAL PROPERTY

    Our success and ability to compete is dependent in part on the protection of our original content for the Internet and on the goodwill associated with our Internet uniform resource locators ("URL's"), trademarks, trade names, service marks and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet. In addition, we rely on Federal trademark laws to provide additional protection for the appearance of our Internet sites. A substantial amount of uncertainty exists concerning the application of copyright laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

    We also assert common law protection on certain names and marks that we have used in connection with our business activities.

    We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained certain patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not in the future be challenged, invalidated or circumvented, or that the rights granted there under will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business, financial condition and operating results.

    Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of patent, copyright or trademark infringement against us. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

GOVERNMENT REGULATION

    As an advertising agency that creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act (the "FTC Act"), which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising created by us was found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us.

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

EMPLOYEES

    At December 31, 2001, we employed approximately 11,000 people worldwide. Our employees are not represented by a labor union or a collective bargaining agreement. We regard the relationships with our employees as satisfactory.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH.

    Our business has grown rapidly in recent periods, both internally and through acquisitions. This growth of our business has placed a significant strain on our management and operations. Our expansion has resulted in substantial growth in the number of our employees. In addition, this growth is expected to result in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, and financial and management information systems. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage existing or anticipated growth, our business, financial condition and operating results may be materially adversely affected.

WE FACE RISKS ASSOCIATED WITH EXPANSION.

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

    We cannot assure that financing for acquisitions will be available on terms we find acceptable, or that we will be able to identify or consummate new acquisitions, or manage and integrate our recent or future expansions successfully. Any inability to do so may materially adversely affect our business, financial condition and operating results. In addition, we have frequently used our stock as consideration for acquisitions. We cannot assure you that our common stock will remain at a price at which it can be used as consideration without diluting existing stockholders or that potential acquisitions will continue to view our stock attractively. We also cannot assure you that we will be able to sustain the rates of growth that we have experienced in the past.

WE RELY ON THE VALUE OF OUR BRANDS, PARTICULARLY MONSTER-REGISTERED TRADEMARK-, AND THE COSTS OF MAINTAINING AND ENHANCING OUR BRAND AWARENESS ARE INCREASING.

    Our success depends on our brands and their value. Our business would be adversely affected if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We may spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand during 2002. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be materially and adversely affected.

    We are also susceptible to others imitating our products, particularly Monster, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster, or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

WE FACE RISKS RELATING TO DEVELOPING TECHNOLOGY, INCLUDING THE INTERNET.

    The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require our continuous improvement in performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our websites and services. This could affect our business, financial condition and operating results.

    The online recruiting market is still young and rapidly evolving. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. There can be no assurance that companies will continue to allocate portions of their budgets to Internet-based recruiting or that job seekers will use online job seeking methods. As a result, we cannot be sure that we will be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting does not remain widely accepted or if we are not able to anticipate changes in the online recruiting market, our business, results of operations and financial condition could be materially adversely affected.

    New Internet services or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of client confidence. Any disruption in Internet access or in the Internet generally could have a material adverse effect on our business, financial condition and operating results. Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

    Trends that could have a critical impact on our success include:

    - rapidly changing technology in online recruiting;

    - evolving industry standards, including both formal and de facto standards relating to online recruiting;

    - developments and changes relating to the Internet;

    - evolving government regulations;

    - competing products and services that offer increased functionality; and

    - changes in employer and job seeker requirements.

WE RELY HEAVILY ON OUR INFORMATION SYSTEMS AND IF WE LOSE THAT TECHNOLOGY, OR FAIL TO FURTHER DEVELOP OUR TECHNOLOGY, OUR BUSINESS COULD BE HARMED.

    Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could harm our business, results of operations or financial condition.

WE ARE VULNERABLE TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US BY OTHERS.

    Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, profits or damages, and the owner of the intellectual property might be able to prevent us from using the technology or software in the future. If the amount of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be materially adversely affected.

    We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could have a material adverse effect on our business, financial condition and results of operations.

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS.

    Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation which could have a material adverse effect on our business, financial condition and operating results. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and makegoods, thereby reducing revenues. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

OUR MARKETS ARE HIGHLY COMPETITIVE.

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

    - traditional media companies;

    - executive search firms; and

    - search and selection firms.

    In addition, many advertising agencies and publications have started either to internally develop or acquire new media capabilities, including utilizing the Internet. We are also competing with established companies that provide integrated specialized services like website advertising services or website design, and are technologically proficient. Many of our competitors or potential competitors have long operating histories, and some may have greater financial, management, technological development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

    Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of Monster-Registered Trademark- by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

    We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising, recruitment advertising, mid-market selection and temporary contracting, executive search or yellow page advertising markets. We cannot assure you that existing or future competitors will not develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could have a material adverse effect on our business, financial condition and operating results.

OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

    Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

    - mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

    - enhancements and services;

    - the hiring cycles of employers;

    - the timing, amount and mix of subscription, license and service payments;

    - changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;

    - the magnitude and timing of marketing initiatives;

    - the maintenance and development of our strategic relationships;

    - the attraction and retention of key personnel;

    - our ability to manage our anticipated growth and expansion;

    - our ability to attract and retain customers;

    - our ability to attract qualified job seekers;

    - technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

    - the timing of our acquisitions;

    - the timing of yellow page directory closings, the largest number of which currently occur in the third quarter; and

    - the receipt of additional commissions from yellow page publishers for achieving a specified volume of advertising, which are typically reported in the fourth quarter.

OUR OPERATIONS WILL BE AFFECTED BY GLOBAL ECONOMIC FLUCTUATIONS.

    Demand for our services is significantly affected by the general level of economic activity in the regions and industries in which we operate. When economic activity slows, many companies hire fewer employees. Therefore, a significant economic downturn, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

    Online recruiting is a relatively new industry, and we do not know, with precision, how sensitive this market is to general economic conditions. The level of economic activity and employment in the United States and abroad may significantly and adversely affect demand for our services. When economic activity slows, many companies hire fewer employees, and some companies engage in hiring freezes. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, a significant economic downturn or recession, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

WE FACE RISKS RELATING TO OUR FOREIGN OPERATIONS.

    We conduct operations in 31 foreign countries, including Australia, Belgium, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the years ended December 31, 2001 and 2000, approximately 40% and 38%, respectively, of our total commissions and fees were earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the U.S. dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between us and our foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties which may exist between the United States and such foreign jurisdictions.

    Our current or future international operations might not succeed for a number of reasons including:

    - difficulties in staffing and managing foreign operations;

    - competition from local recruiting services;

    - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

    - seasonal reductions in business activity;

    - language and cultural differences;

    - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

    - taxation issues;

    - unexpected changes in trading policies and regulatory requirements;

    - issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and

    - general political and economic trends.

    If we are forced to discontinue any of our international operations, we could incur material costs to close down such operation.

WE DEPEND ON OUR HIGHLY SKILLED PROFESSIONALS.

    The success of our employment recruiting business depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients' employee search needs. Competition for highly skilled professionals is intense. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial bonuses based on the amount of revenue they generate by:

    - obtaining executive search assignments;

    - executing search assignments; and

    - assisting other professionals to obtain or complete executive search assignments.

    Bonuses represent a significant proportion of these professionals' total compensation. Any diminution of our reputation could impair our ability to retain existing or attract additional highly skilled professionals. Our inability to attract and retain highly skilled professionals could have a material adverse effect on our executive search business, financial condition and operating results.

    Usually, one or two employees have primary responsibility for a client relationship. When an employee leaves a recruiting firm and joins another, clients that have established relationships with the departing employee may move their business to the employee's new employer. The loss of one or more clients is more likely to occur if the departing employee enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant problems in this area. However, a failure to retain our most effective employees or maintain the quality of service to which our clients are accustomed could have a material adverse effect on our business, financial condition and operating results. Also, the ability of a departing employee to move business to his or her new employer could have a material adverse effect on our business, financial condition and operating results.

    Competition for highly skilled employees in intense, particularly in the Internet industry. We may be unable to attract, assimilate and retain highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE FACE RISKS MAINTAINING OUR PROFESSIONAL REPUTATION AND BRAND NAME.

    Our ability to secure new employee recruiting engagements and to hire qualified professionals is highly dependent upon our overall reputation and brand name recognition as well as the individual reputations of our professionals. We obtain a majority of our new engagements by referrals from existing clients. Therefore, the dissatisfaction of any client could have a disproportionate, adverse impact on our ability to secure new engagements. Any factor that diminishes our reputation or the reputation of any of our personnel could make it more difficult for us to compete successfully for both new engagements and qualified personnel. This could have an adverse effect on our executive search business, financial condition and operating results.

WE FACE RESTRICTIONS IMPOSED BY BLOCKING ARRANGEMENTS.

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

WE ARE SUBJECT TO POTENTIAL LEGAL LIABILITY FROM BOTH CLIENTS AND EMPLOYERS, AND OUR INSURANCE COVERAGE MAY NOT COVER ALL OF OUR POTENTIAL LIABILITY.

    We are exposed to potential claims with respect to the recruitment process. A client could assert a claim for matters such as breach of an blocking arrangement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate's employment search or for alleged discrimination or other violations of employment law by one of our clients. We cannot assure you that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

TRADITIONAL MEDIA REMAINS IMPORTANT TO US.

    A substantial portion of our total commissions and fees comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business constituted approximately 13% and 16% of our total commissions and fees for the years ended December 31, 2001 and

2000, respectively. We also receive a meaningful portion of our commissions and fees from placing advertising in yellow page directories. This business constituted approximately 7% of total commissions and fees for the years ended December 31, 2001 and 2000. We cannot assure you that the total commissions and fees we receive in the future will equal the total commissions and fees which we have received in the past.

    In addition, newer media, such as the Internet, may cause yellow page directories and other forms of traditional media to become less desirable forms of advertising media. If we are not able to generate Internet advertising fees to offset any decrease in commissions from traditional media, our business, financial condition and operating results may be materially adversely affected.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL.

    Our continued success will depend to a significant extent on our senior management, including Andrew J. McKelvey, our Chairman of the Board and CEO. The loss of the services of Mr. McKelvey or one or more key employees could have a material adverse effect on our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could have a material adverse effect on our business, financial condition and operating results.

WE ARE INFLUENCED BY A PRINCIPAL STOCKHOLDER.

    Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 41% of the combined voting power of all classes of our voting stock. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF TMP BY OTHERS.

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

TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES; CONTINUED TERRORIST ATTACKS, WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS OUR STOCK PRICE.

    On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to downward pressure on stock prices of United States publicly traded companies, such as ours. This instability has resulted in a slowdown in the employment sector as companies assessed the impact of the attacks on their operations and on their employment needs. These attacks have led to armed hostilities and may lead to other further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

THERE MAY BE VOLATILITY IN OUR STOCK PRICE.

    The market for our common stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in advertising commissions and fees, including the percentage of our commissions and fees derived from Internet-based services and products, could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

    As an advertising agency which creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act of 1914, also known as the FTC Act. These sections regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the FTC enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies which disseminate prohibited advertisements. Advertising agencies like us are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

    In the event that any advertising that we have created is found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us. We cannot assure you that other current or new government laws and regulations, or the application of existing laws and regulations will not:

    - subject us to significant liabilities including civil rights, affirmative action and other employment claims and state sales and use taxes;

    - significantly dampen growth in Internet usage;

    - prevent us from offering certain Internet content or services; or

    - otherwise have a material adverse effect on our business, financial condition and operating results.

    There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to our web sites, particularly Monster.com, relating to issues such as user privacy, defamation, advertising, taxation, promotions, content regulation, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the web.

    We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

    Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws; such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) may have a material adverse effect on our business, operating results and financial condition.

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and directors of the Company are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Andrew J. McKelvey........................     67      Chairman of the Board, CEO and Director

James J. Treacy...........................     44      President, Chief Operating Officer and
                                                       Director

Paul M. Camara............................     54      Executive Vice President--Creative/Sales/
                                                       Marketing

Thomas G. Collison........................     62      Vice Chairman

Jeffrey C. Taylor.........................     41      Global Director, Interactive/Chairman,
                                                       Monster

Andrew R. Banks...........................     50      Global Director, Search & Selection

Harold Levy...............................     51      Global Director, Advertising &
                                                       Communications

Peter Dolphin.............................     55      Group President, Europe

Stuart J. McKelvey........................     34      Group President, Asia Pacific

John Mclaughlin...........................     46      Group President, Americas

George R. Eisele..........................     65      Executive Vice President of TMP Worldwide
                                                       Direct and Director

Michael Sileck............................     41      Senior Vice President, Chief Financial
                                                       Officer

Myron F. Olesnyckyj.......................     40      Senior Vice President--General Counsel and
                                                       Secretary

Margaretta Noonan.........................     44      Senior Vice President, Global Human
                                                       Resources

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Brian Farrey..............................     41      President, TMP Technologies

Michael Kaufman...........................     56      Director

John Swann................................     66      Director

Ronald J. Kramer..........................     43      Director

John Gaulding.............................     56      Director

    Andrew J. McKelvey founded the Company in 1967, and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Page Publishers Association and the Association of Directory Marketing from 1994 through September 1996. Mr. McKelvey is the father of Stuart J. McKelvey.

    James J. Treacy joined the Company in June 1994 as chief executive officer of the Advertising & Communications Division. In April 1996, Mr. Treacy was named Executive Vice President--Finance and Strategy. In February 1998,
Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. In September 1998, Mr. Treacy was named a director. In November 2001, Mr. Treacy was named to the position of President in addition to his then current position of Chief Operating Officer. Prior to joining the Company, Mr. Treacy was Senior Vice President--Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of the Ogilvy Group Inc. Mr. Treacy received a B.B.A from Siena College and an M.B.A. from St. John's University.

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

    Jeffrey C. Taylor joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Board(sm) in April 1994 and launched TMP Interactive in 1995. He holds a B.A. from the University of Massachusetts and graduated from the Executive M.B.A. (OPM) program at the Harvard Business School in August 1999.

    Andrew R. Banks joined the Company in July 1999 as CEO--eResourcing, following the Company's acquisition of Morgan & Banks Limited, and was named to his current position in November 2001. From 1985 until February 1999, Mr. Banks was Joint Managing Director of Morgan & Banks, an international selection and temporary contracting company headquartered in Australia.

    Harold Levy joined the Company in September 1983 as Vice President, National Sales Manager and in 1989 was named Senior Vice President, Sales and Marketing in the Company's Directional Marketing operations. Since 1996, Mr. Levy has held positions in the Company's Advertising & Communications division, first as President, New York operations, as CEO, Asia/Pacific since December 1998, as Senior Vice President, Central Region since March 2000, and in his current position since January 2002. Prior to joining the Company, Mr. Levy was Vice President, Marketing and Advertising for Toys R Us. Mr. Levy holds a B.S. from The American University and an M.B.A. from Seton Hall University.

    Peter Dolphin joined the Company in January 1996 as Chairman of the Company's U.K. Advertising & Communications operations. Mr. Dolphin was one of the three founding partners of Moxon, Dolphin & Kerby, a London-based recruitment advertising agency founded in 1976, where he was a director of the firm until its purchase by the Company in January 1996. In January 1997, Mr. Dolphin was appointed as the Managing Director of the Company's European operations and in July 1999 as CEO--Advertising & Communications. He was named to his current position in November 2001. Mr. Dolphin studied at the City of London University, where he graduated with a Business Studies qualification.

    Stuart J. McKelvey joined Monster(-Registered Trademark-) as a project manager in March 1996 and became a senior project manager in October 1996. He became President of Directional Marketing in March 1998 and was named to his current position in November 2001. Mr. McKelvey holds a B.A. from Stetson University. Stuart J. McKelvey is the son of Andrew J. McKelvey.

    John Mclaughlin joined the Company in August 1998 upon the acquisition of TASA Worldwide, where he was Managing Director of the New York office of TASA Worldwide and also served as Chairman of the Strategy Committee for the Board of Directors of TASA. From October 2001 to February 2002, Mr. Mclaughlin served as acting CEO of the Company's Executive Search Division. He was appointed to his current position in February 2002.

    George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's direct response business, since 1989, and a director of the Company since September 1987.

    Michael Sileck joined the Company in March 2002. Prior to joining the Company, Mr. Sileck served as Senior Vice President and Chief Financial Officer of USA Networks, Inc., a media and commerce company, from October 1999 to January 2002. Prior to that time, he served as Chief Financial Officer of the Cable Networks division of USA Networks, Inc., from September 1999 to
October 1999. Before joining USA Networks, Mr. Sileck served as Vice President of Finance of Sinclair Broadcast Group from June 1996 to August 1999. Previously, he served as Director of Finance at River City Broadcasting from July 1990 to June 1996. Mr. Sileck holds a B.S. from Wayne State University and an M.B.A. from Oklahoma City University.

    Myron F. Olesnyckyj joined the Company in June 1994. From September 1986 through May 1994, Mr. Olesnyckyj was associated with Fulbright & Jaworski L.L.P. and predecessor firms. Mr. Olesnyckyj holds a B.S.F.S. from Georgetown University's School of Foreign Service and a J.D. from the University of Pennsylvania Law School.

    Margaretta Noonan joined the Company in May 1998 as Vice President, Human Resources. In March 2000, Ms. Noonan became Senior Vice President, Global Human Resources. Prior to joining TMP, Ms. Noonan was Vice President, Human Resources--Stores, for Lord & Taylor from February 1997 to May 1998 and was Vice President, Human Resources, of Kohl's from November 1992 to February 1997.
Ms Noonan holds a B.A. in Philosophy & Religious Studies from Virginia Commonwealth University.

    Brian Farrey joined the Company in July 1999 as Chief Technology Officer of the Company's TMP Interactive division. He was appointed to his current position in March 2002. Prior to joining the Company, Mr. Farrey was Chief Operating Officer and Chief Technology Officer of Order Trust, an order processing company, from 1995 to July 1999. Mr. Farrey holds a B.A. from Rochester Institute of Technology and an M.S. from Worcester State College, and has completed the Stanford Executive M.B.A. Program.

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

    John Swann has been a director of the Company since September 1996. In 1995, Mr. Swann founded Cactus Digital Imaging Systems, Ltd., Canada's largest supplier of electronically produced large format color prints. Mr. Swann sold Cactus Digital Imaging Systems, Ltd. in June 2000.

    Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer is a private investor. Mr. Kramer was a managing director of Dresdner, Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Prior thereto, Mr. Kramer was the Chairman and CEO of Ladenburg Thalmann Group Inc. Mr. Kramer is also a director of Griffon Corporation, Lakes Gaming and New Valley Corporation.

    John Gaulding has been a director of the Company since June 2001 and also served as a director of the Company from January 1996 to October 1999.
Mr. Gaulding is a private investor and business consultant in the fields of strategy and organization. He was Chairman and Chief Executive Officer of National Insurance Group, a publicly traded financial information services company, from April 1996 through July 11, 1996, the date of such company's sale. For six years prior thereto, he was President and Chief Executive Officer of ADP Claims Solutions Group. From 1985 to 1990, Mr. Gaulding was President and Chief Executive Officer of Pacific Bell Directory, the yellow page publishing unit of Pacific Telesis Group. Mr. Gaulding served as Co-Chairman of the Yellow Pages Publishers Association from 1987 to 1990. He holds a B.S. from the University of California at Los Angeles and an M.B.A. from the University of Southern California. Mr. Gaulding is also a director of Ants Software, Inc.

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

YEAR ENDING DECEMBER 31, 2001                                   HIGH       LOW
-----------------------------                                 --------   --------
First Quarter...............................................   $66.38     $36.44
Second Quarter..............................................   $63.75     $30.63
Third Quarter...............................................   $58.94     $27.88
Fourth Quarter..............................................   $48.13     $27.24

YEAR ENDING DECEMBER 31, 2000                                   HIGH       LOW
-----------------------------                                 --------   --------
First Quarter...............................................   $92.38     $60.00
Second Quarter..............................................   $78.25     $49.13
Third Quarter...............................................   $84.75     $64.81
Fourth Quarter..............................................   $82.38     $53.06

    There were approximately 2,137 stockholders of record of our Common Stock on March 22, 2002. On March 22, 2002, the last reported sale price of our stock as reported by Nasdaq was $33.03.

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

ISSUANCE OF UNREGISTERED SECURITIES

1. On October 1, 2001, we issued 5,247 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a post-closing adjustment in connection with the acquisition of FastWeb, Inc.

2. On October 1, 2001, we issued 70,792 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a post-closing adjustment in connection with the acquisition of JWG Associates, Inc.

3. On October 1, 2001, we issued 15,457 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a post-closing adjustment in connection with the acquisition of Cornell Technical Services, Inc.

4. On October 5, 2001 we issued 31,316 shares of our common stock to Roth Capital Partners upon an exercise of a warrant.

5. On December 7, 2001 we issued 37,502 shares of our common stock in a private placement transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in connection with the acquisition of Valuar Organizacion de Recursos Humanos S.A.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     1997         1998         1999         2000         2001
                                                  ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Commissions and fees............................  $  687,878   $  854,475   $1,007,245   $1,407,526   $1,448,057
                                                  ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Salaries & related, office & general and
    marketing & promotion.......................     581,574      732,334      889,641    1,230,925    1,235,711
  Merger, integration and restructuring (1).....          --       25,955       65,843       64,604       72,480
  Amortization of intangibles...................       9,101       13,553       15,720       19,743       26,434
  Special compensation and CEO bonus (2)........       1,500        1,250           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
Total operating expenses........................     592,175      773,092      971,204    1,315,272    1,334,625
                                                  ----------   ----------   ----------   ----------   ----------
Operating income................................  $   95,703   $   81,383   $   36,041   $   92,254   $  113,432
                                                  ==========   ==========   ==========   ==========   ==========
Net income applicable to common and Class B
  common stockholders...........................  $   61,302   $   46,218   $    8,158   $   50,863   $   69,020
                                                  ==========   ==========   ==========   ==========   ==========
Basic earnings per share........................  $     0.72   $     0.51   $     0.09   $     0.48   $     0.63
                                                  ==========   ==========   ==========   ==========   ==========
Diluted earnings per share......................  $     0.71   $     0.50   $     0.08   $     0.46   $     0.61
                                                  ==========   ==========   ==========   ==========   ==========

                                                                     YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     1997         1998         1999         2000         2001
                                                  ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
OTHER DATA:
Gross Billings:
  Interactive (3)...............................  $   37,215   $   78,140   $  186,201   $  507,243   $  717,917
  Advertising & Communications..................     764,441      999,370      967,973    1,024,229      750,136
  eResourcing(4)................................     227,462      279,588      359,952      460,416      413,323
  Executive Search..............................     168,107      195,268      173,558      178,399      109,435
  Directional Marketing.........................     497,848      520,129      532,258      545,584      558,909
                                                  ----------   ----------   ----------   ----------   ----------
Total Gross Billings............................  $1,695,073   $2,072,495   $2,219,942   $2,715,871   $2,549,720
                                                  ==========   ==========   ==========   ==========   ==========

                                                                           DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     1997         1998         1999         2000         2001
                                                  ----------   ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets..................................  $  535,536   $  595,606   $  704,550   $1,317,500   $1,005,918
Current liabilities.............................     475,311      505,906      665,795      917,065      929,608
Total assets....................................     871,883    1,002,685    1,183,657    2,082,945    2,206,362
Long-term liabilities, less current portion.....     173,539      188,562      146,733       86,709       47,492
Total stockholders' equity......................     223,033      308,217      371,129    1,079,171    1,229,262

------------------------

(1) Net of a $15,000 termination fee received as a result of the termination of our merger with HotJobs.com, Ltd. in 2001.

(2) The CEO special bonus for the year ended December 31, 1997 and the year ended December 31, 1998 consists of a mandatory bonus of $375 thousand per quarter payable to Andrew J. McKelvey, the Company's CEO and Principal Stockholder, as provided for in the Principal Stockholder's then existing employment agreement. Receipt of these bonus amounts was permanently waived by the Principal Stockholder, and accordingly, since they were not paid, are also accounted for as contributions to Additional Paid-in Capital.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially from those stated in such statements. (Please see "Item 1. Business--Risk Factors" for more information.)

OVERVIEW

    We have built Monster-Registered Trademark- (http://www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agency networks and executive search and selection agencies. Employers and professional recruiters, who are our clients, look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of March 15, 2002 contained more than 15 million resumes. We are also the world's largest yellow pages advertising agency.

    Our Interactive growth is primarily attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster is the leading global career portal on the Web with approximately 39 million unique visits in February 2002 according to I/Pro. The Monster global network consists of local language and content sites in 22 countries, throughout North America, Europe and the Asia Pacific Rim.

    Gross billings refers to billings for advertising placed on the Internet, in newspapers and telephone directories by our clients, and associated fees for related services, such as access to Monster's resume database. In addition, Executive Search fees, selection fees, and net fees from temporary contracting services are also part of gross billings. Gross billings and related costs for recruitment advertising and yellow page advertising, placed by our Advertising & Communications and Directional Marketing businesses respectively, are not shown separately in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees that they earn because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. We also earn associated fees for related services; such amounts are also included in gross billings. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Directional Marketing clients require payment to us prior to the date payment is due to the publishers. The payment terms with Advertising & Communications clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

    Commissions and fees related to our Interactive businesses are derived from:

    - job postings and access to the resume database and related services delivered via the Internet, primarily our own website, http://www.monster.com;

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

    For Advertising & Communications in the U.S., media commissions historically average 15% of recruitment advertising gross billings. Using both interactive and traditional means, we also earn fees from related services such as campaign development and design, retention and referral programs, resume screening, brochures and other collateral services, research and other creative and administrative services. Outside of the U.S., where we derive the majority of our traditional Advertising & Communications commissions and fees, our commission rates for recruitment media advertising vary, historically ranging from approximately 10% in Australia to 15% in Canada and the United Kingdom.

    We believe that our eResourcing and Executive Search services are helping to broaden the universe of both job seekers and employers who utilize Monster. Through the use of Monster, Advertising & Communications, eResourcing and Executive Search, we believe that we can accommodate all of our clients' employee recruitment needs, which is our "Intern to CEO" strategy.

    eResourcing offers placement services for executives and professionals in permanent and temporary positions, including specific short-term projects. This business focuses on mid-level professionals or executives, those who typically earn between $50,000 and $150,000 annually, and provides these services primarily in the U.S., Europe, Australia, New Zealand and Hong Kong.

    Executive Search offers an advanced and comprehensive range of services aimed at finding the appropriate senior executive for our clients. Such senior executives typically earn in excess of $150,000 annually. Our specialized services include identification of candidates, competence measurement, assessment of candidate/company cultural fit and transaction negotiation and closure.

    Our Directional Marketing division designs and executes yellow page advertising, resulting in an effective gross margin rate which approximated 18% of yellow page media billings in both 2001 and 2000, down from approximately 19% in 1999. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

CRITICAL ACCOUNTING POLICIES AND ITEMS AFFECTING COMPARABILITY

    Quality financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain. Although our commissions and fees recognition policy contains a relatively low level of uncertainty, it does require judgment on complex matters that are subject to multiple sources of authoritative guidance.

COMMISSIONS AND FEES RECOGNITION AND WORK-IN-PROCESS

    MONSTER. Our Monster division earns fees for the placement of job postings on its website and access to its online resume database. Such website related fees are recognized over the length of the underlying agreement, typically one to twelve months. Unearned revenues are reported on the balance sheet as deferred commissions and fees.

    ADVERTISING & COMMUNICATIONS. Our Advertising & Communications division derives commissions and fees for job advertisements placed in newspapers, Internet career job boards, such as Monster.com and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other print media.

    ERESOURCING. For permanent placement services provided by our eResourcing division, a fee equal to between 20% and 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment) and is recognized upon successful completion of the placement, net of an allowance for estimated fee reversals. eResourcing's temporary contracting commissions and fees are recognized over the contract period as services are performed.

    EXECUTIVE SEARCH. Our Executive Search division earns fees for Executive Search services and these are recognized as clients are billed. Billings begin with the client's acceptance of a contract. A retainer equal to 33 1/3% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (at which time, in general, the retainer has been substantially earned). A final invoice is issued in the event that the candidate's actual compensation package exceeds the original estimate.

    DIRECTIONAL MARKETING. Our Directional Marketing division derives commissions and fees from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow page advertisements are recognized on the publication's closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

    MONSTERMOVING.COM. Our Monstermoving.com division earns commissions and fees from mortgage companies, real estate firms and other moving related companies through its online relocation portal, Monstermoving.com. Commissions and fees are derived from advertisements placed on the website and links to advertisers' websites and are recognized over the stated terms of the contract, typically a three to twelve month period.

INTANGIBLES

    Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, trademarks and goodwill. With the exception of goodwill arising from business combinations subsequent to June 30, 2001, these costs are being amortized over periods ranging from two to thirty years on a straight-line basis. Goodwill arising subsequent to June 30, 2001 is not amortized, instead it is evaluated for impairment.

LONG-LIVED ASSETS

    Long-lived assets, such as client lists, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

BUSINESS COMBINATIONS

    For the period January 1, 1999 through December 31, 2001, we completed 77 acquisitions accounted for as purchases with estimated annual gross billings of approximately $372 million. The results of operations of these businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

    Furthermore, during 2001, we completed seven acquisitions that are being accounted for as poolings of interests: JWG Associates, Inc., Management Solutions, Inc., The Definitive Group, Ltd., Hayden & Associates, Inc., Cornell Technical Services, Inc., The Hamel Group, Inc. and FastWeb, Inc. (the "2001 Mergers"). The consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been retroactively restated as if the 2001 Mergers had been consolidated from the earliest period presented (see Notes 1 and 5 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

    The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
GROSS BILLINGS:
Interactive(1)...........................................  $  717,917   $  507,243   $  186,201
Advertising & Communications.............................     750,136    1,024,229      967,973
eResourcing(2)...........................................     413,323      460,416      359,952
Executive Search.........................................     109,435      178,399      173,558
Directional Marketing....................................     558,909      545,584      532,258
                                                           ----------   ----------   ----------
Total....................................................  $2,549,720   $2,715,871   $2,219,942
                                                           ==========   ==========   ==========
COMMISSIONS AND FEES:
Interactive(1)...........................................  $  654,259   $  453,386   $  166,853
Advertising & Communications.............................     187,952      223,191      209,067
eResourcing(2)...........................................     397,721      455,012      356,754
Executive Search.........................................     109,433      178,399      173,277
Directional Marketing....................................      98,692       97,538      101,294
                                                           ----------   ----------   ----------
Total....................................................  $1,448,057   $1,407,526   $1,007,245
                                                           ==========   ==========   ==========
COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)...........................................        91.1%        89.4%        89.6%
Advertising & Communications.............................        25.1%        21.8%        21.6%
eResourcing(2)...........................................        96.2%        98.8%        99.1%
Executive Search.........................................       100.0%       100.0%        99.8%
Directional Marketing....................................        17.7%        17.9%        19.0%
Total....................................................        56.8%        51.8%        45.4%

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
EBITDA(3):
Net income...............................................  $   69,020   $   50,863   $    8,158
Interest (income) expense, net...........................     (11,167)     (19,450)      15,385
Income tax expense.......................................      57,566       58,250        9,641
Depreciation and amortization............................      75,971       67,397       54,222
                                                           ----------   ----------   ----------
EBITDA...................................................  $  191,390   $  157,060   $   87,406
                                                           ==========   ==========   ==========
CASH FLOW INFORMATION:
Cash provided by operating activities....................  $  191,005   $  200,928   $  121,725
Cash used in investing activities........................  $ (417,092)  $ (197,602)  $  (74,513)
Cash provided by (used in) financing activities..........  $   (7,763)  $  501,926   $  (59,346)
Effect of exchange rate changes on cash and cash
  equivalents............................................  $   (1,834)  $   (1,678)  $     (783)

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

THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

    Gross billings for the year ended December 31, 2001 were $2,549.7 million, a decrease of $166.2 million or 6.1% as compared to gross billings of $2,715.9 million for 2000. This decrease in gross billings resulted primarily from the effect of a slowing U.S. economy on our traditional Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $210.7 million or 41.5% in Interactive gross billings.

    Total commissions and fees for the year ended December 31, 2001 were $1,448.1 million, an increase of $40.6 million or 2.9% versus $1,407.5 million in 2000. The increase is primarily due to the continued strength of our Interactive products, migration of our traditional products to the Internet, and acquisitions accounted for as purchases, offset by increased jobless claims in 2001, primarily in the United States, and the difficult global economic environment, which has had a significant impact on our traditional lines of business as discussed below.

    Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $654.3 million for the year ended December 31, 2001, an increase of $200.9 million or 44.3% over the same period in 2000. Of the $654.3 million, Monster contributed $535.8 million, Monstermoving.com contributed
$15.8 million, Advertising & Communications contributed $31.4 million, eResourcing contributed $64.4 million and Directional Marketing contributed $6.9 million.

    Monster contributed commissions and fees of $535.8 million for the year ended December 31, 2001, an increase of $156.8 million or 41.4% over the $379.0 million reported in 2000. The increase in Monster's commissions and fees reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our expansion in the European and Asia-Pacific markets, the benefit of Monster's marketing initiatives as well as the introduction of new products and services, such as MonsterTRAK, MonsterLearning and ChiefMonster. Furthermore, during 2001, Monster strengthened its position in Europe by acquiring Jobline International AB, the largest Interactive employment website in Scandinavia.

    Advertising & Communications total commissions and fees, including its Interactive business, were $219.4 million for the year ended December 31, 2001, a 14.3% decrease from $256.1 million in 2000. Advertising & Communications' decline in newspaper job placement advertising was partially offset by the addition of new creative services such as employee communications and retention programs and other services to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $188.0 million for the year ended December 31, 2001, down from $223.2 million in 2000, a decline of 15.8%. Our relative out-performance of the Conference Board Help Wanted Index, which declined 41% in 2001, reflects our diversified product line, our reduced dependency on newspaper advertising, acquisitions and the strength of our international operations. However, reflecting the general poor economic climate for recruitment advertising, the division's contribution to total Interactive commissions and fees also decreased to $31.4 million, down 4.5% versus the prior year period of $32.9 million.

    eResourcing commissions and fees for the division, including its Interactive business, were $462.1 million, down 3.1% from the $476.7 million for the same period last year. eResourcing's traditional business generated $397.7 million in commission and fees during the year ended December 31, 2001, down 12.6% from $455.0 million reported for the twelve months of last year. This decrease reflects the slowing U.S. and European economies, partially offset by the effects of 18 purchase acquisitions and continued demand for temporary contract professionals, primarily for information technology professionals and mid-level management. eResourcing utilized select acquisitions to create a platform for growth in new markets and practice areas. In addition, eResourcing continued to capitalize on both the power of the Internet and the Monster resume database. During the year ended December 31, 2001, eResourcing contributed $64.4 million to total Interactive commissions and fees, up 196.3% over the same period last year.

    Executive Search commissions and fees of $109.4 million in 2001 were down 38.7% from $178.4 million in the same period in 2000, reflecting the continued impact that the slowing U.S. economy is having on executive level search bookings, particularly in the U.S. financial services and information technology sectors.

    Directional Marketing commissions and fees, including its Interactive business, were $105.6 million for the year ended December 31, 2001, down slightly from the $106.4 million reported in 2000, as the division continued to be affected by reduced publisher commissions and higher discounts to major clients, partially offset by the effects of rate increases, new clients and acquisitions.

    Monstermoving.com exhibited strong growth, as its commissions and fees increased 45.1% to $15.8 million, from $10.9 million for the same period last year. Monstermoving.com's growth reflects acquisitions, as well as the addition of new clients, increased website traffic and increasingly successful cross-selling efforts with Directional Marketing.

    Total operating expenses for the year ended December 31, 2001 were $1,334.6 million, compared with $1,315.3 million for 2000. The increase of $19.3 million or 1.5% is due primarily to internal growth in interactive operations, especially at Monster, acquisitions accounted for as purchases and increased merger and integration costs. Marketing and promotion expenses increased $31.2 million, primarily for the Monster brand. Merger and integration costs increased $7.9 million and relate to business combinations accounted for as poolings of interests and the integration of such businesses.

    Salaries and related costs for the year ended December 31, 2001 were $735.5 million or 50.8% of total commissions and fees, compared with $743.6 million or 52.8% of total commissions and fees for the same period in 2000. The relative decrease as a percentage of total commissions and fees reflects strategic cost-cutting across all of our divisions, benefits from the integration of acquired businesses and overall growth in revenues related to the expansion of our Interactive operations, especially Monster.

    Office and general expenses for the year ended December 31, 2001 were $304.1 million or 21.0% of total commissions and fees, compared with $322.5 million or 22.9% of commissions and fees for the same period in 2000. The relative decrease as a percentage of total commissions and fees reflects strategic cost-cutting across all of our divisions, integration efficiencies and reductions in expenses for Directional Marketing due to improved operating efficiencies.

    Marketing and promotion expenses increased $31.2 million to $196.1 million for the year ended December 31, 2001 from $164.9 million for December 31, 2000. The 18.9% increase was due primarily to increased marketing for our Interactive operations, particularly Monster and Monstermoving.com, which was launched in October 2000.

    Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the year ended December 31, 2001, merger and integration costs, net of a $15.0 million termination fee in 2001, were $72.5 million, an increase of $7.9 million or 12.2%, compared with $64.6 million for the same period in 2000. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The increase of $7.9 million reflects higher costs for severance and consolidation of facilities, partially offset by lower stay bonuses and lower assumed lease obligations on closed facilities. In December, 2001, we received a termination fee of $15.0 million and an additional $2.0 million expense reimbursement related to the termination of our merger with HotJobs.com, Ltd. This benefit was offset by $8.7 million of transaction costs that we incurred in connection with the proposed merger. As a result, the net benefit to the Company was $8.3 million. The after tax effect of the merger and integration costs on diluted net income per share is $(0.48) and $(0.47) for the years ended
December 31, 2001 and 2000, respectively.

    Amortization of intangibles was $26.4 million for the year ended
December 31, 2001 compared to $19.7 million for the same period in 2000. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 1.8% and 1.4% for the years December 31, 2001 and 2000, respectively. Furthermore, goodwill arising on acquisitions occurring after July 1, 2001 has not been amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142").

    As a result of all of the above, operating income for the year ended December 31, 2001 was $113.4 million, an increase of $21.1 million or 23.0% from $92.3 million for the comparable period in 2000.

    Net interest income was $11.2 million for the year ended December 31, 2001 compared to $19.5 million in 2000. The decrease of $8.3 million reflects substantially lower U.S. interest rates in 2001 and a lower average cash balance in the twelve months ended December 31, 2001, primarily as a result of acquisition spending.

    The provision for income taxes for the year ended December 31, 2001 was $57.6 million on a pretax profit of $125.0 million, compared with a tax expense of $58.3 million on pretax profit of $108.7 million for 2000. The resulting effective tax rates were 46.1% in 2001 and 53.6% in 2000. Our effective rate decreased primarily due to state tax planning, and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as non-deductible goodwill amortization, and merger costs from pooling of interests transactions, variations from the U.S. tax rate in foreign jurisdictions and other international tax strategies. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no prior history of profitability.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $69.0 million for the year ended December 31, 2001, or $0.61 per diluted share compared with net income of $50.9 million or $0.46 per diluted share for the prior period.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    Gross billings for the year ended December 31, 2000 were $2,715.9 million, an increase of $496.0 million or 22.3% as compared to gross billings of $2,219.9 million for the year ended December 31, 1999. This increase in gross billings resulted primarily from organic growth in our Interactive and Executive Search businesses, and acquisitions in Advertising & Communications and eResourcing.

    Total commissions and fees for the year ended December 31, 2000 were $1,407.5 million, an increase of $400.3 million or 39.7% versus
$1,007.2 million for the twelve months ended December 31, 1999.

    Interactive commissions and fees increased $286.5 million or 171.7% to $453.4 million for the twelve months ended December 31, 2000, from $166.9 million for the twelve months ended December 31, 1999, reflecting an increased acceptance of our Interactive products and services by our clients and Internet users, our continued expansion into the Europe and Asia-Pacific markets, and the benefit of Monster's marketing initiatives.

    Monster contributed commissions and fees of $379.0 million for the year ended December 31, 2000, an increase of $244.8 million or 182.4% over the $134.2 million in 1999. The increase in Monster's commissions and fees reflects the continued acceptance of our Interactive products and services by our clients and Internet users, our expansion in the European and Asia-Pac markets, the benefit of Monster's marketing initiatives as well as the introduction of new and enhanced Monster services such as ChiefMonster.

    Advertising & Communications total commissions and fees, including its Interactive operations, were $256.1 million in 2000 compared to $223.0 million, an increase of $33.1 million or 14.9% compared to the year ended December 31, 1999. This reflects 5.8% growth in traditional billings, primarily related to increased client activity and publisher price increases for help-wanted advertisements placed in newspapers, increased fees for creative and other value-added services, and purchase acquisitions. The division reported traditional recruitment advertising commissions and fees of $223.2 million for the twelve months ended December 31, 2000 compared to $209.1 million for the year ended December 31, 1999, an increase of 6.8%. In addition, the division's contribution to total Interactive commissions and fees increased to $32.9 million for the year ended December 31, 2000 compared to $13.9 million for the comparable twelve month period, showing an increasing acceptance of the Internet as a career management tool.

    eResourcing commissions and fees, including its Interactive business, increased 31.3% to $476.7 million for the twelve months ended December 31, 2000 compared to $363.2 million for the year ended December 31, 1999, again reflecting the strong global labor market and resulting demand for permanent and contract professional employees, particularly in mid-level management and information technology positions. Furthermore, we completed twelve purchase acquisitions in our eResourcing division in 2000 compared to eight in 1999. eResourcing contributed $21.7 million of Interactive commissions and fees in 2000 compared to $6.4 million in 1999 primarily due to the division's increased use of the Monster resume database.

    Executive Search commissions and fees were $178.4 million for the twelve months ended December 31, 2000 an increase of 3.0% from $173.3 million for the year ended December 31, 1999, also reflecting the strong labor market, demand for senior executive positions, and an increase in average billings per consultant. The average number of consultants in 2000 was 194, down from 268 in 1999.

    Directional Marketing commissions and fees, including its Interactive business, decreased slightly to $106.4 million for the twelve months ended December 31, 2000 versus $107.2 million for the year ended December 31, 1999, reflecting substantially reduced commissions paid by publishers and the effect of higher discounts for certain clients, partially offset by a year-end 2000 incentive bonus of $1.5 million paid by a yellow pages publisher.

    Total operating expenses for the year ended December 31, 2000 were $1,315.3 million, compared with $971.2 million for 1999. The increase of $344.1 million or 35.4% is due primarily to acquisitions and internal growth, and consists of $170.6 million in salary and related expenses, $84.1 million in office and general expense, and $86.6 million of increased marketing and promotion primarily for the Monster brand.

    Salaries and related costs for the year ended December 31, 2000 were $743.6 million or 52.8% of total commissions and fees, compared with $573.0 million or 56.9% of total commissions and fees for the same period in 1999. The increase of $170.6 million or 29.8% is primarily due to increased staff for the expansion of our Interactive operations, especially Monster, and acquisitions accounted for as purchases in our Advertising & Communications and eResourcing divisions.

    Office and general expenses for the year ended December 31, 2000 were $322.5 million or 22.9% of total commissions and fees, compared with $238.4 million or 23.7% of commissions and fees for the same period in 1999. The increase of $84.1 million or 35.3% is partially due to acquisitions and for the expansion of our Interactive operations, partially offset by reductions in expenses for the Directional Marketing and Advertising & Communications businesses due to improved efficiencies there.

    Marketing and promotion expenses increased $86.6 million to $164.9 million for the year ended December 31, 2000 from $78.3 million for the year ended December 31, 1999, a 110.7% increase due primarily to increased marketing for our Interactive operations, especially Monster.

    Merger and integration expenses for the year ended December 31, 2000 were $64.6 million, an increase of $1.5 million or 2.5%, compared with $63.1 million for the same period in 1999. Costs incurred were a result of pooling of interests transactions that occurred during the respective years and the planned integration of such companies. In 2000 and 1999, merger and integration expense consists primarily of office integration costs, the write-off of fixed assets which will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. Merger and integration expense for the year ended December 31, 1999 also includes reserves for the effects of uncollectible search fees as a result of the loss of executive search consultants and non-cash compensation expense related to the accelerated vesting of employee stock and stock option grants. The after tax effect of these charges on diluted net income per share is $(0.47) and $(0.48) for the years ended December 31, 2000 and 1999, respectively.

    There were no restructuring charges for the year ended December 31, 2000, compared with $2.8 million for the year ended December 31, 1999. The 1999 charges relate to LAI Worldwide Inc.'s plan, prior to its merger with us, to significantly curtail the operations of its international offices in London and Hong Kong. These charges include $0.5 million for the write-off of leasehold improvements and fixed assets, $1.3 million for severance benefits payable to 24 employees, and $1.0 million for consolidation of facilities related to the restructuring.

    Amortization of intangibles was $19.7 million for the year ended
December 31, 2000 compared to $15.7 million for the year ended December 31, 1999. The increase is due to our continued growth through acquisitions. As a percentage of total commissions and fees, amortization of intangibles was 1.4% and 1.6% for the years ended December 31, 2000 and 1999, respectively.

    As a result of all of the above, operating income for the year ended December 31, 2000 was $92.3 million, an increase of $56.3 million or 156.0% from $36.0 million for the comparable period in 1999.

    Net interest income was $19.5 million for the year ended December 31, 2000 compared to net interest expense of $15.4 million in 1999. The change primarily reflects interest income earned on the net cash proceeds from our February 2000 follow-on stock offering, and positive cash flow for the year. Additionally, our borrowing rate was 8.8% for the year ended December 31, 2000 compared with 10.8% for the year ended December 31, 1999.

    Taxes on income for the year ended December 31, 2000 were $58.3 million on $108.7 million pretax profit, compared with a tax expense of $9.6 million on $18.2 million pretax profit for the year ended December 31, 1999. The resulting effective tax rates were 53.6% in 2000 and 53.0% in 1999. In each period the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as non-deductible goodwill amortization, and merger costs from pooling of interests transactions, and variations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no prior history of profitability.

    As a result of all of the above, the net income applicable to common and Class B common stockholders was $50.9 million for the year ended December 31, 2000, or $0.46 per diluted share. This represents an increase of $0.38 per diluted share or 452.2% on a per share basis, despite an additional
13.5 million more diluted shares, compared to the net income of $8.2 million or $0.08 per diluted share for the comparable 1999 period.

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

    We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

    At December 31, 2001, we had cash and cash equivalents totaling
$340.6 million, compared to $576.3 million and $72.7 million for 2000 and 1999, respectively. Our net use of cash of $235.7 million for 2001 related primarily to investing activities and was largely due to our payments for purchases of businesses of $355.0 million, which includes restructuring and related payments of $45.1 million to integrate our purchased businesses, offset by $20.1 million of cash acquired. Also contributing to our decrease in cash in 2001 were capital expenditures of $73.6 million, as we continued to invest in information technology systems to integrate our worldwide operations and acquired companies onto common platforms. In 2001, we used cash for investing activities of $417.1 million compared to $197.6 million and $74.5 million in 2000 and 1999 respectively.

    Cash used in financing activities was $7.8 million in 2001 as a result of net repayments on debt and capital lease obligations of $39.9 million and dividends paid by pooled companies of $7.8 million. Debt payments primarily related to amounts incurred in connection with business combinations. These amounts were offset by cash received from stock option exercises of $40.0 million. Part of our acquisition strategy has been to pay portions of purchase prices over time through the use of seller financed notes, generally ranging from two to five years. Several of these notes allow for the lender to put a portion or all of the principal balance at various points during the year. In the event that all of these notes were put back to us in 2002, we would be obligated to pay the lenders approximately $57.2 million. Our current cash balance is sufficient to meet this demand.

    At December 31, 2001, we had a $185 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring
November 4, 2003. Of such line, at December 31, 2001, approximately
$146.9 million was unused and accounts receivable are sufficient to allow for the draw-down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had committed lines of credit aggregating $8.3 million for our operations in Australia, New Zealand, France, Belgium, and Germany, of which approximately $5.9 million was unused at December 31, 2001.

    Uses of cash in investing and financing activities were substantially offset by cash provided by operating activities of $191.0 million in 2001, compared to $200.9 million and $121.7 million in 2000 and 1999 respectively. Cash provided by operating activities decreased $9.9 million or 4.9% from 2000, primarily as a result of a difficult global economic environment, increased jobless claims, and their effect on our commissions and fees and working capital. After the effects of assets and liabilities acquired in purchase transactions, accounts receivable decreased 26.0% and total liabilities, excluding long-term debt and the related current portion, decreased 19.3% during 2001. Days sales outstanding, which was 65 days at December 31, 2000, increased slightly to 67 days at December 31, 2001. In addition, we made cash payments of $81.3 million for merger and integration related costs in 2001, which we expect to be substantially lower in 2002 as we finalize the integration of the businesses we acquired using the pooling of interests method of accounting. These uses of cash were offset by an increase in EBITDA of $34.3 million in 2001, primarily due to increased operating margins in our Monster and Directional Marketing businesses. Based on cost cutting and integration measures put in place in the third and fourth quarter of 2001, we expect operating margins to continue upward for the year ending December 31, 2002, especially in our Monster division.

    We have entered into various commitments that will affect our cash generation capabilities going forward. Particularly, we have entered into several non-cancelable operating and capital leases for our facilities worldwide. Future minimum lease payments under these commitments range from $50-$80 million per year through 2006 and aggregate $173 million thereafter (see
Note 13 to the Consolidated Financial Statements).

    As part of our strategy to drive traffic to our Monster websites, we have entered into content and marketing agreements with America Online Inc. ("AOL") and Microsoft Corporation's MSN portal ("Microsoft" or "MSN"). Under the terms of the AOL agreement, we are required to make annual cash payments of approximately $25 million through 2003. Our co-branding agreement with Microsoft is based on their MSN portal providing a predetermined number of unique visitors to our Monster website. Under the terms of the agreement we have agreed to pay a fixed amount per unique visitor through December 31, 2003, subject to certain limitations. If MSN satisfies a minimum number of unique visitors through 2003, Microsoft has the option to renew the contract through 2004 (see Note 13 to the Consolidated Financial Statements).

    We believe that our current cash and cash equivalents, primary line of credit, and anticipated cash to be generated from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments (see Note 13 to the Consolidated Financial Statements) through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the demand for yellow pages advertising.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board finalized SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires that the Company recognize acquired intangible assets, apart from goodwill, if the intangible assets meet certain criteria. Upon adoption, the Company must reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

    SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. It requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company (1) identify reporting units for the purpose of assessing potential future impairments of goodwill, (2) reassess the useful lives of other existing recognized intangible assets, and (3) cease amortization of intangible assets in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized after that date, regardless of when those assets were initially recognized. In accordance with SFAS 142, the Company must complete a transitional goodwill impairment test six months after adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption.

    The Company's previous business combinations were accounted for using both the pooling of interests and purchase methods. The pooling of interests method did not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and SFAS 142 will not affect the results of past transactions accounted for under this method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangibles, some of which will be recognized through future operations, by either amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $607.4 million, and other intangible assets is $16.7 million. Amortization expense during the year ended December 31, 2001 was $26.4 million. The Company is currently assessing how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal or Long-Lived Assets." SFAS 144 requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. We do not expect that the adoption of SFAS 144 will have a material effect on our financial condition or results of operations.

BUSINESS OUTLOOK

    We reported the following guidance on February 19, 2002:

    The following estimates include the anticipated impact of mergers, acquisitions and other business combinations completed before February 19, 2002, and exclude merger and integration expenses incurred in connection with companies acquired using the pooling of interests method of accounting.

    As we continue to monitor the economy and its effect on us, we anticipate total year 2002 adjusted diluted earnings per share in the range of $1.35 to $1.40. Our projections for 2002 also take into account the elimination of approximately $0.11 of goodwill amortization, as required by SFAS 142 "Accounting for Goodwill and Other Intangible Assets." The adjusted diluted earnings per share for total year 2001 would have been $1.20 without the amortization of goodwill, compared with the adjusted diluted earnings per share of $1.09, which includes goodwill amortization. Our earnings per share estimated range for 2002 represents an increase of 12.5% to 16.7% over the adjusted 2001 amount of $1.20 per diluted share. In addition, first quarter 2002 adjusted diluted earnings per share is expected to be between $0.13 and $0.16, which compares to first quarter 2001 diluted adjusted earnings per share of $0.18, or $0.20 if further adjusted for the elimination of goodwill amortization.

    Anticipated gains in Interactive commissions and fees are expected to be offset by further declines in most of our traditional lines of business, specifically, Executive Search, eResourcing and Advertising & Communications. As a result, our commissions and fees for 2002 are estimated to be in the range of $1.37 billion to $1.39 billion, which represents a decrease of 4.1% to 5.5% from commissions and fees for 2001 of $1.45 billion.

    We will continue to monitor the economy and its effect on us.

FLUCTUATIONS OF QUARTERLY RESULTS

    Our quarterly commissions and fees are primarily affected by the cyclical nature of the economy and our clients' employment needs. Our quarterly commissions and fees are also affected by the timing of yellow page directory closings, which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications, which may have an effect on our quarterly results. Our Directional Marketing results are also affected by commissions and fees earned for volume placements for the year and such amounts, if any, are typically reported in the fourth quarter. Moreover, acquisition activity has had a significant impact on our quarterly results.

    The following table sets forth summary quarterly unaudited financial information for the years ended December 31, 2001 and 2000 (in millions, except share amounts which are stated in thousands and per share amounts).

                                                               2001 THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                 MARCH 31,*   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                 ----------   --------   -------------   ------------
Commissions and fees:
  Interactive..................................   $  160.7    $  172.6     $  174.3        $  146.7
  Advertising & Communications.................       49.5        43.0         48.6            46.8
  eResourcing..................................      113.5       111.1         86.8            86.4
  Executive Search.............................       31.5        32.5         23.0            22.5
  Directional Marketing........................       22.0        24.4         28.5            23.7
                                                  --------    --------     --------        --------
Total commissions and fees.....................   $  377.2    $  383.6     $  361.2        $  326.1
                                                  ========    ========     ========        ========
Operating income...............................   $   11.3    $   30.9     $   40.2        $   31.1
Net income applicable to common and Class B
  common stockholders..........................   $    5.7    $   19.8     $   25.6        $   17.9
Net income per common and Class B common share:
  Basic........................................   $   0.05    $   0.18     $   0.23        $   0.16
  Diluted......................................   $   0.05    $   0.17     $   0.23        $   0.16
Weighted average shares outstanding:
  Basic........................................    107,965     109,024      109,862         110,606
  Diluted......................................    113,003     113,717      113,665         113,861

                                                               2000 THREE MONTHS ENDED
                                                 ----------------------------------------------------
                                                 MARCH 31,*   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                 ----------   --------   -------------   ------------
Commissions and fees:
  Interactive..................................   $   79.6    $  102.2     $  126.0        $  145.6
  Advertising & Communications.................       54.3        56.9         56.8            55.1
  eResourcing..................................      105.4       116.1        121.1           112.4
  Executive Search.............................       39.0        48.3         47.9            43.2
  Directional Marketing........................       23.3        23.1         29.3            21.9
                                                  --------    --------     --------        --------
Total commissions and fees.....................   $  301.6    $  346.6     $  381.1        $  378.2
                                                  ========    ========     ========        ========
Operating income...............................   $   15.0    $   20.9     $   31.5        $   24.9
Net income applicable to common and Class B
  common stockholders..........................   $    8.7    $   12.1     $   21.0        $    9.0
Net income per common and Class B common share:
  Basic........................................   $   0.09    $   0.12     $   0.20        $   0.08
  Diluted......................................   $   0.08    $   0.11     $   0.19        $   0.08
Weighted average shares outstanding:
  Basic........................................    101,772     104,988      105,723         106,980
  Diluted......................................    109,684     111,474      112,533         112,758

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                 2001**          2000**
                                                                 ------          ------
Commissions and fees:
  Interactive...............................................     $ 156.6         $  74.2
  Advertising & Communications..............................        48.4            53.3
  eResourcing...............................................       104.4            94.4
  Executive Search..........................................        31.5            39.0
  Directional Marketing.....................................        21.9            23.3
                                                                 -------         -------
Total commissions and fees..................................     $ 362.8         $ 284.2
                                                                 =======         =======
Operating income............................................     $  10.8         $  12.7
Net income applicable to common and Class B common
  stockholders..............................................     $   5.8         $   6.5
Net income per common and Class B common share:
  Basic.....................................................     $  0.05         $  0.07
  Diluted...................................................     $  0.05         $  0.06
Weighted average shares outstanding:
  Basic.....................................................     105,688          99,495
  Diluted...................................................     110,725         107,406

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

------------------------

* Restated to reflect pooling of interest transactions from April 1, 2001 to June 30, 2001.

**  Originally reported on Form 10-Q for the period ended March 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At December 31, 2001 the utilized portion of our five-year financing agreement was approximately $38.1 million, including
$5.5 million reflected as a reduction to accounts receivable, $0.7 for Canadian operations and $31.9 million for letters of credit. Interest on the outstanding balance is charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus( 1)(2) of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of the remainder of our borrowings are in fixed note equipment leases and seller financed notes. We use forward foreign exchange contracts as cash flow hedges, to offset risks related to foreign currency transactions. These transactions primarily relate to obligations to pay former owners of acquired businesses and other transactions in the normal course of our foreign operations. At December 31, 2001, the fair value of these forward foreign exchange contracts was $104.6 million resulting in an unrealized gain of $0.3 million reflected in our consolidated statement of stockholders' equity (see Note 14 to the Consolidated Financial Statements). We do not trade derivative financial instruments for speculative purposes.

    We also conduct operations in various foreign countries, including Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, Sweden, Singapore, Spain, and the United Kingdom. For the year ended December 31, 2001 approximately 40.0% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar.

    The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the twelve months of 2001, we had a translation loss of $27.2 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar, the British pound, and the Eurodollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of TMP Worldwide Inc. are filed as part of this report.

                               TMP WORLDWIDE INC.

                                                              PAGE NO.
                                                              --------
Report of Independent Certified Public Accountants..........     43

Consolidated Financial Statements:

  Balance sheets as of December 31, 2001 and 2000...........     44

  Statements of operations for the three years ended
    December 31, 2001.......................................     45

  Statements of comprehensive income (loss) for the three
    years ended December 31, 2001...........................     46

  Statements of stockholders' equity for the three years
    ended December 31, 2001.................................     47

  Statements of cash flows for the three years ended
    December 31, 2001.......................................     50

  Notes to consolidated financial statements................     51

Report of Independent Certified Public Accountants..........     83

Schedule II-Valuation and qualifying accounts for the three
  years ended December 31, 2001.............................     84

    All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ BDO SEIDMAN, LLP ____________
                                          BDO SEIDMAN, LLP

New York, New York
February 19, 2002

                               TMP WORLDWIDE INC.
                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  340,581   $  576,265
  Accounts receivable, net..................................     507,373      604,849
  Work-in-process...........................................      27,480       33,806
  Prepaid and other.........................................     130,484      102,580
                                                              ----------   ----------
      Total current assets..................................   1,005,918    1,317,500
Property and equipment, net.................................     192,695      153,224
Intangibles, net............................................     939,847      530,798
Other assets................................................      67,902       81,423
                                                              ----------   ----------
                                                              $2,206,362   $2,082,945
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  401,031   $  380,922
  Accrued expenses and other current liabilities............     278,522      336,594
  Accrued integration and restructuring costs...............      44,121       28,014
  Deferred commissions and fees.............................     139,100      155,796
  Current portion of long-term debt.........................      66,834       15,739
                                                              ----------   ----------
      Total current liabilities.............................     929,608      917,065
Long-term debt, less current portion........................       9,130       30,496
Other long-term liabilities.................................      38,362       56,213
                                                              ----------   ----------
      Total liabilities.....................................     977,100    1,003,774
                                                              ----------   ----------
Commitments and Contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $.001 par value, authorized 800 shares;
  issued and outstanding: none..............................          --           --
  Common stock, $.001 par value, authorized 1,500,000
  shares; issued and outstanding: 106,181 and 102,682
  shares, respectively......................................         106          103
  Class B common stock, $.001 par value, authorized 39,000
  shares; issued and outstanding: 4,762 shares..............           5            5
  Additional paid-in capital................................   1,263,340    1,146,959
  Accumulated other comprehensive loss:
  Foreign currency translation adjustments..................     (91,437)     (64,235)
  Unrealized gain on forward foreign exchange contracts.....         332           --
  Retained earnings (deficit)...............................      56,916       (3,661)
                                                              ----------   ----------
  Total stockholders' equity................................   1,229,262    1,079,171
                                                              ----------   ----------
                                                              $2,206,362   $2,082,945
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Commissions and fees.....................................  $1,448,057   $1,407,526   $1,007,245
                                                           ----------   ----------   ----------
Operating expenses:
  Salaries & related.....................................     735,525      743,589      572,988
  Office & general.......................................     304,082      322,453      238,382
  Marketing & promotion..................................     196,104      164,883       78,271
  Merger & integration, net of $15,000 in termination
    fees in 2001.........................................      72,480       64,604       63,054
  Restructuring..........................................          --           --        2,789
  Amortization of intangibles............................      26,434       19,743       15,720
                                                           ----------   ----------   ----------
  Total operating expenses...............................   1,334,625    1,315,272      971,204
                                                           ----------   ----------   ----------
  Operating income.......................................     113,432       92,254       36,041
                                                           ----------   ----------   ----------
Other income (expense):
  Interest expense.......................................     (10,554)     (11,409)     (24,452)
  Interest income........................................      21,721       30,859        9,067
  Other, net.............................................         395       (3,033)      (2,450)
                                                           ----------   ----------   ----------
                                                               11,562       16,417      (17,835)
                                                           ----------   ----------   ----------
Income before provision for income taxes, minority
  interests and equity in losses of unconsolidated
  affiliates.............................................     124,994      108,671       18,206
Provision for income taxes...............................      57,566       58,250        9,641
                                                           ----------   ----------   ----------
Income before minority interests and equity in losses of
  unconsolidated affiliates..............................      67,428       50,421        8,565
Minority interests.......................................      (1,592)        (442)         107
Equity in losses of unconsolidated affiliates............          --           --         (300)
                                                           ----------   ----------   ----------
Net income applicable to common and Class B common
  stockholders...........................................  $   69,020   $   50,863   $    8,158
                                                           ==========   ==========   ==========
Net income per common and Class B common share:
  Basic..................................................  $     0.63   $     0.48   $     0.09
                                                           ==========   ==========   ==========
  Diluted................................................  $     0.61   $     0.46   $     0.08
                                                           ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..................................................     109,445      104,884       93,623
                                                           ==========   ==========   ==========
  Diluted................................................     113,426      111,375       97,925
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net income..................................................  $69,020    $50,863     $8,158
Unrealized gain on forward foreign exchange contracts, net
  of taxes..................................................      332         --         --
Foreign currency translation adjustment.....................  (27,202)   (59,182)    (1,324)
                                                              -------    -------     ------
Comprehensive income (loss).................................  $42,150    $(8,319)    $6,834
                                                              =======    =======     ======

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      CLASS B
                             COMMON STOCK,         COMMON STOCK,                    ACCUMULATED
                            $.001 PAR VALUE       $.001 PAR VALUE     ADDITIONAL       OTHER         UNAMORTIZED
                          -------------------   -------------------    PAID-IN     COMPREHENSIVE     STOCK-BASED
                           SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     INCOME (LOSS)    COMPENSATION    DEFICIT
                           ------     ------     ------     ------    ----------   --------------   -------------   --------
Balance, January 1,
  1999..................   86,290      $86       4,762        $5       $310,183       $(3,729)         $(2,732)     $  4,404
Issuance of common stock
  in connection with the
  exercise of options...    2,231        2          --        --         19,044            --               --            --
Tax benefit of stock
  options exercised.....       --       --          --        --         11,869            --               --            --
Issuance of common stock
  in connection with
  acquisitions..........      929        1          --        --         24,136            --               --            --
Issuance of compensatory
  options...............       --       --          --        --            680            --               --            --
Issuance of common stock
  for matching
  contribution to 401(k)
  plan..................       43       --          --        --            902            --               --            --
Forfeiture of
  stock-based
  compensation due to
  departure of
  employees.............       --       --          --        --         (1,033)           --            1,033            --
Issuance of common stock
  for stay bonuses......      463        1          --        --          7,048            --               --            --
Issuance of common stock
  for minority
  interest..............       39       --          --        --          1,210            --               --            --
Tax benefit in
  connection with
  taxable pooling of
  interests.............       --       --          --        --          6,400            --               --            --
Offering of common stock
  by pooled entities....      739        1          --        --         15,643            --               --            --
Accelerated vesting of
  stock-based
  compensation..........       --       --          --        --             --            --            1,699            --
Pooled companies' losses
  included in both
  current and previous
  years.................       --       --          --        --             --            --               --         1,941
Foreign currency
  translation
  adjustment............       --       --          --        --             --        (1,324)              --            --
Dividends declared by
  pooled companies......       --       --          --        --             --            --               --       (34,499)
Net income..............       --       --          --        --             --            --               --         8,158
                           ------      ---       -----        --       --------       -------          -------      --------
Balance, December 31,
  1999..................   90,734      $91       4,762        $5       $396,082       $(5,053)         $    --      $(19,996)
                           ======      ===       =====        ==       ========       =======          =======      ========


                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                          -------------
Balance, January 1,
  1999..................    $308,217
Issuance of common stock
  in connection with the
  exercise of options...      19,046
Tax benefit of stock
  options exercised.....      11,869
Issuance of common stock
  in connection with
  acquisitions..........      24,137
Issuance of compensatory
  options...............         680
Issuance of common stock
  for matching
  contribution to 401(k)
  plan..................         902
Forfeiture of
  stock-based
  compensation due to
  departure of
  employees.............          --
Issuance of common stock
  for stay bonuses......       7,049
Issuance of common stock
  for minority
  interest..............       1,210
Tax benefit in
  connection with
  taxable pooling of
  interests.............       6,400
Offering of common stock
  by pooled entities....      15,644
Accelerated vesting of
  stock-based
  compensation..........       1,699
Pooled companies' losses
  included in both
  current and previous
  years.................       1,941
Foreign currency
  translation
  adjustment............      (1,324)
Dividends declared by
  pooled companies......     (34,499)
Net income..............       8,158
                            --------
Balance, December 31,
  1999..................    $371,129
                            ========

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           CLASS B
                                  COMMON STOCK,         COMMON STOCK,                    ACCUMULATED
                                 $.001 PAR VALUE       $.001 PAR VALUE     ADDITIONAL       OTHER                       TOTAL
                               -------------------   -------------------    PAID-IN     COMPREHENSIVE               STOCKHOLDERS'
                                SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     INCOME (LOSS)    DEFICIT       EQUITY
                               --------   --------   --------   --------   ----------   --------------   --------   -------------
Balance, December 31, 1999...   90,734      $ 91      4,762        $5      $ 396,082       $ (5,053)     $(19,996)   $  371,129
Issuance of common stock in
  connection with public
  offering completed on Feb.
  2, 2000....................    8,000         8         --        --        594,230             --            --       594,238
Issuance of common stock in
  connection with the
  exercise of options........    2,131         2         --        --         33,309             --            --        33,311
Tax benefit of stock options
  exercised..................       --        --         --        --         17,436             --            --        17,436
Public offering of shares by
  pooled entity..............       --        --         --        --          3,405             --            --         3,405
Issuance of common stock in
  connection with
  acquisitions...............    1,393         1         --        --         93,883             --            --        93,884
Issuance of common stock for
  matching contribution to
  401(k) plan................       15        --         --        --          1,023             --            --         1,023
Issuance of common stock for
  employee stay bonuses......      346         1         --        --         10,233             --            --        10,234
Other issuances of common
  stock of pooled
  companies..................       63        --         --        --          2,952             --        (1,132)        1,820
Pooled companies' earnings
  included in both current
  and previous years.........       --        --         --        --             --             --          (285)         (285)
Foreign currency translation
  adjustment.................       --        --         --        --             --        (59,182)           --       (59,182)
Change in capital structure
  of pooled entity...........       --        --         --        --         (5,594)            --         5,594            --
Dividends declared by pooled
  companies..................       --        --         --        --             --             --       (38,705)      (38,705)
Net income...................       --        --         --        --             --             --        50,863        50,863
                               -------      ----      -----        --      ----------      --------      --------    ----------
Balance, December 31, 2000...  102,682      $103      4,762        $5      $1,146,959      $(64,235)     $ (3,661)   $1,079,171
                               =======      ====      =====        ==      ==========      ========      ========    ==========

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               CLASS B
                                      COMMON STOCK,         COMMON STOCK,
                                     $.001 PAR VALUE       $.001 PAR VALUE     ADDITIONAL   ACCUMULATED OTHER    RETAINED
                                   -------------------   -------------------    PAID-IN       COMPREHENSIVE      EARNINGS
                                    SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       INCOME (LOSS)      (DEFICIT)
                                   --------   --------   --------   --------   ----------   ------------------   ---------
Balance, December 31, 2000.......  102,682      $103      4,762        $5      $1,146,959        $(64,235)        $(3,661)
Issuance of common stock in
  connection with the exercise of
  options........................    2,159         2         --        --         40,008               --              --
Tax benefit of stock options
  exercised......................       --        --         --        --         21,970               --              --
Issuance of common stock in
  connection with acquisitions...    1,133         1         --        --         45,352               --              --
Issuance of common stock for
  matching contribution to 401(k)
  plan...........................       79        --         --        --          2,409               --              --
Issuance of common stock for
  employee stay bonuses..........      128        --         --        --          6,642               --              --
Pooled companies' earnings
  included in both current and
  previous years.................       --        --         --        --             --               --            (618)
Unrealized gain on forward
  foreign exchange contracts.....       --        --         --        --             --              332              --
Foreign currency translation
  adjustment.....................       --        --         --        --             --          (27,202)             --
Dividends declared by pooled
  companies......................       --        --         --        --             --               --          (7,825)
Net income.......................       --        --         --        --             --               --          69,020
                                   -------      ----      -----        --      ----------        --------         -------
Balance, December 31, 2001.......  106,181      $106      4,762        $5      $1,263,340        $(91,105)        $56,916
                                   =======      ====      =====        ==      ==========        ========         =======


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balance, December 31, 2000.......   $1,079,171
Issuance of common stock in
  connection with the exercise of
  options........................       40,010
Tax benefit of stock options
  exercised......................       21,970
Issuance of common stock in
  connection with acquisitions...       45,353
Issuance of common stock for
  matching contribution to 401(k)
  plan...........................        2,409
Issuance of common stock for
  employee stay bonuses..........        6,642
Pooled companies' earnings
  included in both current and
  previous years.................         (618)
Unrealized gain on forward
  foreign exchange contracts.....          332
Foreign currency translation
  adjustment.....................      (27,202)
Dividends declared by pooled
  companies......................       (7,825)
Net income.......................       69,020
                                    ----------
Balance, December 31, 2001.......   $1,229,262
                                    ==========

          See accompanying notes to consolidated financial statements.

                               TMP WORLDWIDE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001        2000         1999
                                                              ---------   ---------   -----------
Cash flows from operating activities:
  Net income................................................  $  69,020   $  50,863   $     8,158
                                                              ---------   ---------   -----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     75,971      67,397        54,222
    Provision for doubtful accounts.........................     13,653      28,311        15,222
    Tax benefit of stock options exercised..................     21,970      17,436        11,869
    Net (gain) loss on disposal and write-off of fixed
      assets................................................        501        (355)       12,142
    Common stock issued for matching contribution to 401(k)
      plan and employee stay bonuses........................      9,051      11,257         7,951
    Provision (benefit) for deferred income taxes...........      4,362      17,370        (4,208)
    Minority interests and other............................     (1,592)       (442)          406
    Effect of pooled companies' (earnings) losses included
      in more than one period...............................       (618)       (285)        1,941
  Changes in assets and liabilities, net of effects from
    purchases of businesses:
    Decrease (increase) in accounts receivable, net.........    157,429     (53,847)      (95,158)
    Decrease (increase) in work-in-process, prepaid and
      other.................................................     25,996     (52,424)      (16,872)
    (Decrease) increase in deferred commissions and fees....    (28,314)     78,403        57,885
    (Decrease) increase in accounts payable, accrued
      expenses and other current liabilities................   (156,424)     37,244        68,167
                                                              ---------   ---------   -----------
      Total adjustments.....................................    121,985     150,065       113,567
                                                              ---------   ---------   -----------
      Net cash provided by operating activities.............    191,005     200,928       121,725
                                                              ---------   ---------   -----------
Cash flows from investing activities:
  Capital expenditures......................................    (73,648)    (83,108)      (50,041)
  Payments for purchases of businesses, net of cash
    acquired................................................   (334,894)   (113,274)      (32,823)
  Purchases of short and long term investments..............     (8,550)         --          (150)
  Sales of short term investments...........................         --          --           101
  Proceeds from sale of assets..............................         --          --         9,749
  Restricted cash...........................................         --          --        (1,050)
  Other.....................................................         --      (1,220)         (299)
                                                              ---------   ---------   -----------
      Net cash used in investing activities.................   (417,092)   (197,602)      (74,513)
                                                              ---------   ---------   -----------
Cash flows from financing activities:
  Payments on capitalized leases............................     (4,904)     (5,207)       (3,828)
  Borrowings under line of credit and proceeds from issuance
    of long-term debt.......................................     45,280     169,791     1,311,396
  Repayments under line of credit and principal payments on
    long-term debt..........................................    (80,324)   (254,743)   (1,369,145)
  Net proceeds from stock issuances.........................         --     599,463        15,644
  Cash received from the exercise of employee stock
    options.................................................     40,010      33,311        19,046
  Redemption of minority interest...........................         --          --        (2,000)
  Dividends paid by pooled companies........................     (7,825)    (40,689)      (30,459)
                                                              ---------   ---------   -----------
      Net cash provided by (used in) financing activities...     (7,763)    501,926       (59,346)
                                                              ---------   ---------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,834)     (1,678)         (783)
                                                              ---------   ---------   -----------
Net increase (decrease) in cash and cash equivalents........   (235,684)    503,574       (12,917)
Cash and cash equivalents, beginning of year................    576,265      72,691        85,608
                                                              ---------   ---------   -----------
Cash and cash equivalents, end of year......................  $ 340,581   $ 576,265   $    72,691
                                                              =========   =========   ===========

          See accompanying notes to consolidated financial statements

                               TMP WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    TMP Worldwide Inc. ("TMP" or the "Company"), founded in 1967, is a global provider of career solutions. The Company, through its flagship Interactive product, Monster-Registered Trademark- (www.monster.com), is the global leader in online career management. TMP is also one of the world's largest recruitment advertising agencies through its Advertising & Communications division, one of the world's largest selection and temporary contracting agencies through its eResourcing division, a premier Executive Search firm, the world's largest yellow pages advertising agency through its Directional Marketing division and a leading provider of online moving services through Monstermoving(sm).com (www.monstermoving.com).

    During 2001, the Company consummated mergers with the following companies (the "2001 Mergers") in transactions that provided for the exchange of all of the outstanding stock of each entity for approximately 3.6 million shares of TMP common stock as follows:

                                                                                        NUMBER OF
ENTITY                                    BUSINESS SEGMENT         ACQUISITION DATE   SHARES ISSUED
------                              ----------------------------   ----------------   -------------
JWG Associates, Inc...............  Advertising & Communications   March 1, 2001           881
Management Solutions, Inc.........  eResourcing                    March 30, 2001          415
The Definitive Group, Ltd.........  eResourcing                    May 25, 2001            534
Hayden & Associates, Inc..........  eResourcing                    May 30, 2001            353
Cornell Technical Services,
  Inc.............................  eResourcing                    May 31, 2001            324
The Hamel Group, Inc..............  Advertising & Communications   June 29, 2001           121
FastWeb, Inc......................  Monster                        June 29, 2001           992

    These transactions were accounted for as poolings of interests. As a result, the financial position, and statements of operations, comprehensive income
(loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented. In addition, the consolidated statements of stockholders' equity reflect TMP's accounts as if the additional common stock issued in connection with each of the aforementioned combinations had been issued for all periods when each of the related companies had issued shares and for the amounts that reflect the exchange ratios of the 2001 Mergers.

    The consolidated balance sheets of the Company as of December 31, 2001 and 2000 have been combined with those of the 2001 Mergers, all as of December 31, 2001 and 2000, except for The Definitive Group, Ltd., for which the balance sheet as of March 31, 2001 has been combined with that of TMP as of December 31, 2000.

    The consolidated statements of operations combine the results of TMP for each year in the three year period ended December 31, 2001 with those of the 2001 Mergers, all for the same periods, except for The Definitive Group, Ltd., for which the results for the three months ended March 31, 2001, are included in both the consolidated statements of operations for the years ended December 31, 2001 and 2000. In addition, the Company had a similar effect when combining financial statements in respect to entities that were accounted for as poolings of interests throughout the year ending December 31, 2000 (the "2000 Mergers"). The consolidated statements of operations combine the results of TMP for each year in the two year period ended December 31, 2000 with those of the 2000 Mergers all for the same periods, except for the following: Illsley Bourbonnais, for which the statement of operations for the year ended January 31, 2000 are included in the statement of operations for the year ended December 31, 1999 and Business Technologies Limited ("BTL"), for which the statement of operations for the year ended July 31, 1999 are included in the statement of operations for the year ended December 31, 1999.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The results of The Definitive Group, Ltd. for the three months ended
March 31, 2001 are included in both the consolidated statements of operations for the years ended December 31, 2001 and 2000. Therefore, the following amounts have been included in both periods: (a) commissions and fees of $5.6 million,
(b) net income of $618 and (c) diluted earnings per share of $0.01. The results of Illsley Bourbonnais for the month ended January 31, 2000 are included in both the consolidated statements of operations for the years ended December 31, 2000 and 1999. Therefore, the following amounts have been included in both periods:
(a) commissions and fees of $1.0 million and (b) net income of $285, with no impact on net income (loss) per share. Additionally, due to immateriality, the results of BTL for the period August 1, 1999 through December 31, 1999 of $314 in commissions and fees and $50, in net income, have not been included in the consolidated statement of operations for the year ended December 31, 1999 because the results of BTL for the fiscal year ended July 31, 1999 were included in our consolidated statement of operations for the year ended December 31, 1999.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates, unless in the case of a 50% ownership where there is managerial control by the Company. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in these affiliates.

NATURE OF BUSINESS AND CREDIT RISK

    The Company operates in six business segments: Monster, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermoving.com. The Company's commissions and fees are earned from the following activities: (a) job postings placed on its career website, Monster,
(b) resume and other database access, (c) executive placement services,
(d) mid-level employee selection and temporary contracting services,
(e) selling and placing recruitment advertising and related services,
(f) resume screening services, (g) selling and placing yellow page advertising and related services and (h) moving related advertisements on its website, Monstermoving.com. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia and New Zealand).

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

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

    The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. In instances where long-term debt carries fixed interest rates, the obligation is recorded at the present value of the future payments.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2001 and 2000, outstanding checks in excess of cash account balances were included in accounts payable on the balance sheet.

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

CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of costs to purchase and develop software. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are capitalized. Capitalized software costs are being amortized over periods of 3 to 5 years.

INTANGIBLES

    Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of client lists, trademarks and goodwill. With the exception of goodwill arising from business combinations subsequent to June 30, 2001, these costs are being amortized over periods ranging from two to thirty years on a straight-line basis. Goodwill arising subsequent to June 30, 2001 is not amortized, instead it is evaluated for impairment.

LONG-LIVED ASSETS

    Long-lived assets, such as client lists, goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the other comprehensive income (loss) account in stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in other income (expense).

COMMISSIONS AND FEES RECOGNITION AND WORK-IN-PROCESS

    MONSTER. The Company's Monster division primarily earns fees for the placement of job postings on its website and access to its online resume database. Such website related fees are recognized over the length of the underlying agreement, typically one to twelve months. Unearned revenues are reported on the balance sheet as deferred commissions and fees.

    ADVERTISING & COMMUNICATIONS. The Company's Advertising & Communications division derives commissions and fees for job advertisements placed in newspapers, Internet career job boards, such as Monster.com and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other media.

    ERESOURCING. For permanent placement services provided by the Company's eResourcing division, a fee equal to between 20% and 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment) and recognized upon successful completion of the placement, net of an allowance for estimated fee reversals. eResourcing's temporary contracting commissions and fees are recognized over the contract period as services are performed.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The amounts charged to clients for temporary contracting services are reported in commission and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Temporary contracting Revenue...............................  $898,372   $847,705   $741,185
Temporary contracting Costs.................................   698,598    652,916    590,296
                                                              --------   --------   --------
Temporary contracting Billings/Commissions and fees.........  $199,774   $194,789   $150,889
                                                              ========   ========   ========

    EXECUTIVE SEARCH. The Company earns fees for Executive Search services and these are recognized as clients are billed. Billings begin with the client's acceptance of a contract. A retainer equal to 33 1/3% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (at which time, in general, the retainer has been substantially earned). A final invoice is issued in the event that the candidate's actual compensation package exceeds the original estimate.

    DIRECTIONAL MARKETING. The Company derives commissions and fees from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow page advertisements are recognized on the publications' closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

    MONSTERMOVING.COM. The Company earns commissions and fees from mortgage companies, real estate firms and other moving related companies through its online relocation portal, Monstermoving.com. Commissions and fees are derived from advertisements placed on the website and links to advertisers' websites and are recognized over the stated terms of the contract, typically a three to twelve month period.

INCOME TAXES

    The provision for income taxes is computed on the pretax income based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

    A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

December 31, 2001:
Basic.......................................................  109,445
Effect of assumed conversion of stock options...............    3,981*
                                                              -------
Diluted.....................................................  113,426
                                                              =======
December 31, 2000:
Basic.......................................................  104,884
Effect of assumed conversion of stock options...............    6,491*
                                                              -------
Diluted.....................................................  111,375
                                                              =======
December 31, 1999:
Basic.......................................................   93,623
Effect of assumed conversion of stock options...............    4,302*
                                                              -------
Diluted.....................................................   97,925
                                                              =======

------------------------

* Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 5,102, 267 and 4,307 for 2001, 2000 and 1999, respectively.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, and unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk, net of applicable income taxes. To the extent that such amounts related to investments which are permanent in nature, no adjustments for income taxes are made.

FOREIGN CURRENCY RISK MANAGEMENT

    Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Certain Hedging Activities, as an amendment of FASB Statement No. 133," collectively referred to as SFAS 133. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of this standard did not have a material impact on the Company's financial statements.

    The Company periodically enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the British pound, EURO and Australian dollar. The contracts that relate to firm, identifiable foreign currency commitments are designated as cash flow hedges and the gains and losses resulting from the impact of currency exchange rate movements on these contracts are not recognized in operations until the underlying hedge transactions are recognized. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other comprehensive income (loss) and offset the foreign currency gains and losses on the underlying exposures being hedged. The Company does not enter into foreign currency transactions for speculative purposes.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made for consistent presentation.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations"("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires that the Company recognize acquired intangible assets, apart from goodwill, if the intangible assets meet certain criteria. Upon adoption, the Company must reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

    SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. It requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company (1) identify reporting units for the purpose of assessing potential future impairments of goodwill, (2) reassess the useful lives of other existing recognized intangible assets, and (3) cease amortization of intangible assets in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized after that date, regardless of when those assets were initially recognized. In accordance with SFAS 142, the Company must complete a transitional goodwill impairment test six months after adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption.

    The Company's previous business combinations were accounted for using both the pooling of interests and purchase methods. The pooling of interests method did not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and SFAS 142 will not affect the results of past transactions accounted for under this method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other intangibles, some of which will be recognized through future operations, by either amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $607,350 and other intangible assets is $16,739. Amortization expense for the year ended December 31, 2001 was $26,434. The Company is currently assessing how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Trade...................................................  $540,092   $635,083
Earned commissions (a)..................................     8,403     11,474
                                                          --------   --------
                                                           548,495    646,557
Less: Allowance for doubtful accounts...................    41,122     41,708
                                                          --------   --------
  Accounts receivable, net..............................  $507,373   $604,849
                                                          ========   ========

------------------------

(a) Earned commissions receivable represent commissions on advertisements that have not been published, and relate to yellow page advertisements only. Upon publication of the related yellow page directories, the earned commissions plus the related advertising cost at December 31, 2001 and 2000 are recorded as accounts receivable of $54,132 and $63,143, respectively, and the related advertising costs are recorded as accounts payable of $45,729 and $51,669, respectively.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Capitalized software costs..............................  $ 93,503   $ 57,238
Buildings and improvements..............................     1,891      3,374
Furniture and equipment.................................    80,500     73,856
Leasehold improvements..................................    53,178     45,740
Transportation equipment................................     3,220      4,600
Computer equipment......................................   120,169     94,582
                                                          --------   --------
                                                           352,461    279,390
Less: Accumulated depreciation and amortization.........   159,766    126,166
                                                          --------   --------
  Property and equipment, net...........................  $192,695   $153,224
                                                          ========   ========

    Property and equipment includes equipment under capital leases at December 31, 2001 and 2000 with a cost of $23,886 and $22,876, respectively, and accumulated amortization of $15,382 and $8,860, respectively.

NOTE 5--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD

    During 2001, the Company completed the following mergers (the "2001 Mergers") which provided for the exchange of all of the outstanding stock of each entity for shares of TMP stock and are accounted for as poolings of interests:

                                                                                                                NUMBER OF TMP
ENTITY                                          BUSINESS SEGMENT         GEOGRAPHIC REGION   ACQUISITION DATE   SHARES ISSUED
------                                    ----------------------------   -----------------   ----------------   -------------
JWG Associates, Inc.....................  Advertising & Communications   North America       March 1, 2001           881

Management Solutions, Inc...............  eResourcing                    North America       March 30, 2001          415

The Definitive Group, Ltd...............  eResourcing                    United Kingdom      May 25, 2001            534

Hayden & Associates, Inc................  eResourcing                    North America       May 30, 2001            353

Cornell Technical Services, Inc.........  eResourcing                    North America       May 31, 2001            324

The Hamel Group, Inc....................  Advertising & Communications   North America       June 29, 2001           121

FastWeb, Inc............................  Monster                        North America       June 29, 2001           992

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    The effects of the retroactive restatement on the Company's 2000 and 1999 financial statements for the 2001 Mergers accounted for as pooling of interests are summarized below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Commissions and fees:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 2000..........................  $1,291,737   $  908,955
  JWG Associates, Inc.......................................      26,169       22,398
  Management Solutions, Inc.................................      25,256       21,440
  The Definitive Group, Ltd.................................      23,704       24,274
  Hayden & Associates, Inc..................................       9,980        7,976
  Cornell Technical Services, Inc...........................       9,406       10,833
  The Hamel Group, Inc......................................       4,230        3,292
  FastWeb, Inc..............................................      17,044        8,077
                                                              ----------   ----------
TMP, as restated............................................  $1,407,526   $1,007,245
                                                              ==========   ==========
Net income (loss) applicable to common and Class B common
  shareholders:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 2000..........................  $   56,859   $     (788)
  JWG Associates, Inc.......................................      (1,253)       2,761
  Management Solutions, Inc.................................      (1,814)       1,158
  The Definitive Group, Ltd.................................     (10,768)         896
  Hayden & Associates, Inc..................................       2,724        1,804
  Cornell Technical Services, Inc...........................         894        4,073
  The Hamel Group, Inc......................................       1,243          465
  FastWeb, Inc..............................................       2,978       (2,211)
                                                              ----------   ----------
TMP, as restated............................................  $   50,863   $    8,158
                                                              ==========   ==========
Net income (loss) per common and Class B common
  shareholders:
Basic:
TMP, as previously reported on Form 10-K for
  the year ended December 31, 2000..........................  $     0.56   $    (0.01)
TMP, as restated:...........................................  $     0.48   $     0.09
Diluted:
TMP, as previously reported on Form 10-K for the year ended
  December 31, 2000.........................................  $     0.53   $    (0.01)
TMP, as restated:...........................................  $     0.46   $     0.08

MERGER & INTEGRATION COSTS INCURRED WITH POOLING OF INTERESTS TRANSACTIONS

    In connection with pooling of interests transactions, the Company expensed merger & integration costs of $72,480 for the twelve months ended December 31, 2001, net of a $15,000 termination fee the Company received in connection with the termination of its merger with HotJobs.com, Ltd. ("HotJobs"). Of this amount, $14,829 is for merger costs and $57,651 is for integration costs.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)

    The merger costs of $14,829 for the year ended December 31, 2001 consist of
(1) $1,405 of non-cash employee stay bonuses that are amortized over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $5,306 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $18,048 of transaction related costs, including legal, accounting, printing and advisory fees, costs incurred for the subsequent registration of shares issued in the acquisitions, and other transaction costs incurred for mergers which were not consummated and
(4) $7,070 in severance costs for managers and staff of pooled companies. These merger costs include $8,675 of transaction costs related to the terminated HotJobs merger and $17,000 received from HotJobs, of which $15,000 was a termination fee and $2,000 was for the reimbursement of expenses. Therefore, the net effect resulted in a benefit of $8,325 to the Company. The $57,651 of integration costs consist of: (a) $14,329 for assumed lease obligations of closed facilities, (b) $29,851 for consolidation of acquired facilities and associated write-offs and (c) $13,471 for severance, relocation and other employee costs. See schedule in Accrued Integration and Restructuring Costs below.

    The Company expensed merger and integration costs of $64,604 for the year ended December 31, 2000. Of this amount, $31,910 is for merger costs and $32,694 is for integration costs. The $31,910 of merger costs consists of (1) $8,652 of non-cash employee stay bonus amortization, which relates to $9,761 recorded as a prepaid compensation, and a corresponding liability, expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $536 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $15,865 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions,
(4) $2,568 in severance costs for managers of pooled companies, and (5) $4,289 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt. The $32,694 of integration costs consists of: (a) $6,229 for assumed lease obligations of closed facilities, net of $2.1 million for obligations subsequently cancelled,
(b) $26,814 for consolidation of acquired facilities and associated write-offs and (c) $400 for severance, relocation and other employee costs, and a $749 recovery of a reserve for receivables. See schedule in Accrued Integration and Restructuring Costs below.

    The Company expensed merger and integration costs of $63,054 for the year ended December 31, 1999. Of this amount, $27,442 is for merger costs and $35,612 is for integration costs. The $27,442 of merger costs consists of (1) $5,944 of non-cash employee stay bonuses, which include (a) $4,826 for the amortization of $16,437 recorded as prepaid compensation and a corresponding long-term liability, expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (b) $351 which is related to an option grant to employees of a pooled company and which represents the difference between the option price and the stock price on the day the options were granted and (c) $767 for TMP shares given to key personnel of a pooled company as employee stay bonuses, (2) $2,466 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $12,606 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $6,426 in severance costs for managers of pooled companies. The $35,612 of integration costs consist of: (a) $9,221 for assumed lease

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED) obligations of closed facilities, (b) $20,392 for consolidation of acquired facilities and associated write-offs, (c) $3,172 for severance, relocation and other employee costs and (d) a $2,827 provision for uncollectible accounts receivable. See schedule in Accrued Integration and Restructuring Costs below.

ACQUISITIONS ACCOUNTED FOR USING THE PURCHASE METHOD

    The Company acquired 77 businesses between January 1, 1999 and December 31, 2001, which have been accounted for under the purchase method of accounting. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

    In July, 2001 the Company acquired, as part of its Monster division, 100% of the net assets and voting power of Jobline International AB ("Jobline") for net cash consideration of $108,061. Jobline was a leading online recruitment website throughout Europe and had a presence in several markets where the Company's Monster operations did not exist, primarily Scandanavia. The purchase of Jobline allowed the Company to significantly decrease the amount of time and resources needed to start-up and brand local language Monster websites in these new markets and to strengthen its existing position in certain markets. In connection with the acquisition, the Company recorded goodwill and other intangibles in its Monster segment of $100,634, all of which is deductible for tax purposes.

    The following table shows the fair value of assets and liabilities recorded for the purchase of Jobline, adjusted to reflect changes in fair values of assets and liabilities and purchase accounting liabilities:

                                                              JULY 23, 2001
                                                              -------------
Accounts receivable.........................................     $ 5,486
Prepaid and other current assets............................      22,624
Property, plant & equipment.................................       4,706
Trademarks..................................................       2,500
                                                                 -------
    Total assets acquired...................................      35,316
                                                                 -------
Accounts payable............................................       7,160
Accrued expenses and other current liabilities..............      17,076
Other long-term liabilities.................................       1,153
                                                                 -------
    Total liabilities assumed...............................      25,389
                                                                 -------
    Net assets acquired.....................................     $ 9,927
                                                                 =======

    The excess purchase price over net assets acquired of $98,134 has been recorded as goodwill. The Company is in the process of obtaining a third party valuation of certain intangible assets; thus the allocation of the purchase price is subject to change.

    In addition, during the year ended December 31, 2001, the Company acquired 34 businesses, primarily companies outside of the United States, in the Company's eResourcing and Advertising & Communications divisions as part of the Company's strategy to build a global cross-selling platform. In connection with these acquisitions, the Company paid cash of approximately $193,447, issued approximately 1.1 million shares of common stock valued at $45,353 and issued notes payable to sellers of acquired companies totaling approximately $38,672. Total goodwill and other intangibles recorded in

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED) connection with the Company's 2001 purchase acquisitions was $432,420, including restructuring charges of $57,212.

    During the year ended December 31, 2000, the Company acquired 19 businesses across all of its divisions, for cash consideration of $120,683, issued approximately 1.4 million shares of common stock valued at $93,884 and issued seller notes of $14,660. Including restructuring charges of $15,744, the Company recorded approximately $247.9 million of goodwill and other intangibles for the year ended December 31, 2000. These acquisitions were made primarily to expand the Company's platform of services and enhance its Intern-to-CEO strategy globally.

    In 1999, the Company acquired 23 businesses as part of its global Intern-to-CEO strategy. These acquisitions were made primarily in its Advertising & Communications, eResourcing and Executive Search divisions, and resulted in goodwill and other identifiable intangibles of approximately $56.8 million, which includes $3,384 restructuring charges.

    The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 2001 and 2000 assume the acquisitions in 2001 and 2000 occurred as of the beginning of the year of acquisition and the beginning of the preceding year.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Total commissions and fees..................................  $1,533,781   $1,607,317
Net income (loss) applicable to common and Class B common
  stockholders..............................................  $   22,476   $   (4,315)
Net income (loss) per common and Class B common share:
  Basic.....................................................  $     0.20   $    (0.04)
  Diluted...................................................  $     0.20   $    (0.04)

    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the years presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

ACCRUED INTEGRATION AND RESTRUCTURING COSTS

    Pursuant to the conclusions reached by the Emerging Issues Task Force ("EITF") of the FASB in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," in connection with the acquisitions and mergers made in 2001, 2000 and 1999 the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

    In connection with such plans the Company expensed $57,651, $32,694 and $35,612 in 2001, 2000 and 1999, respectively, relating to integration activities which are included in merger and integration expenses. In addition, in 1999 LAI Worldwide, Inc. ("LAI") formulated plans to close its London, England and

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
Hong Kong offices. In connection with these office closings, LAI charged earnings for the year ended December 31, 1999 for $2,789.

    Accrued integration and restructuring costs and liabilities are comprised of:

                                                              ADDITIONS                DEDUCTIONS
                                                         --------------------   -------------------------
                                            BALANCE      CHARGED                   APPLIED                       BALANCE
                                          DECEMBER 31,      TO                     AGAINST                    DECEMBER 31,
YEAR ENDED DECEMBER 31, 2001                  2000       GOODWILL   EXPENSED    RELATED ASSET   PAYMENTS          2001
----------------------------              ------------   --------   ---------   -------------   ---------   -----------------
Assumed lease obligations on closed
  facilities............................    $12,546      $ 4,117     $14,329      $ (1,069)     $(12,306)        $17,617(a)
Consolidation of acquired facilities....     10,345       28,259      29,851       (13,794)      (39,073)         15,588(b)
Contracted lease payments exceeding
  current market costs..................        514          378          --            --          (394)            498(c)
Severance, relocation and other employee
  costs.................................      3,120       24,458      13,471          (984)      (30,232)          9,833(d)
Pension obligations.....................      1,489           --          --          (131)         (773)            585(e)
                                            -------      -------     -------      --------      --------         -------
Total...................................    $28,014      $57,212     $57,651      $(15,978)     $(82,778)        $44,121
                                            =======      =======     =======      ========      ========         =======

                                                                ADDITIONS                DEDUCTIONS
                                                          ---------------------   -------------------------
                                             BALANCE      CHARGED                    APPLIED                       BALANCE
                                           DECEMBER 31,      TO       EXPENSED       AGAINST                    DECEMBER 31,
YEAR ENDED DECEMBER 31, 2000                   1999       GOODWILL   (RECOVERY)   RELATED ASSET   PAYMENTS          2000
----------------------------               ------------   --------   ----------   -------------   ---------   -----------------
Assumed lease obligations on closed
  facilities.............................    $ 9,564      $ 1,164     $ 6,229       $     --      $ (4,411)       $  12,546
Consolidation of acquired facilities.....      8,715        5,694      26,814         (6,662)      (24,216)          10,345
Contracted lease payments exceeding
  current market costs...................        562          298          --             --          (346)             514
Severance, relocation and other employee
  costs..................................        954        8,118         400             --        (6,352)           3,120
Provision for uncollectible receivable...         --          470        (749)           279            --               --
Pension obligations......................      1,658           --          --             --          (169)           1,489
                                             -------      -------     -------       --------      --------        ---------
Total....................................    $21,453      $15,744     $32,694       $ (6,383)     $(35,494)       $  28,014
                                             =======      =======     =======       ========      ========        =========

                                                                ADDITIONS                DEDUCTIONS
                                                           --------------------   -------------------------
                                              BALANCE      CHARGED                   APPLIED                       BALANCE
                                            DECEMBER 31,      TO                     AGAINST                    DECEMBER 31,
YEAR ENDED DECEMBER 31, 1999                    1998       GOODWILL   EXPENSED    RELATED ASSET   PAYMENTS          1999
----------------------------                ------------   --------   ---------   -------------   ---------   -----------------
Assumed lease obligations on closed
  facilities..............................    $ 9,590      $   705     $ 9,737      $ (1,872)     $ (8,596)       $   9,564
Consolidation of acquired facilities......      2,745        1,317      21,427        (6,704)      (10,070)           8,715
Contracted lease payments exceeding
  current market costs....................        707           --          --            --          (145)             562
Severance, relocation and other employee
  costs...................................      1,952        1,359       4,410        (1,780)       (4,987)             954
Provision for uncollectible receivable....         --           --       2,827        (2,827)           --               --
Pension obligations.......................      1,753           --          --            --           (95)           1,658
                                              -------      -------     -------      --------      --------        ---------
Total.....................................    $16,747      $ 3,381     $38,401*     $(13,183)     $(23,893)       $  21,453
                                              =======      =======     =======      ========      ========        =========

------------------------------

* Comprised of $35,612 for integration costs plus $2,789 for LAI restructuring.

(a) Accrued liabilities for surplus property in the amount of $17,617 as of December 31, 2001 relate to 82 leased office locations of the acquired companies that were either under-utilized prior to the acquisition date or have been or will be closed by

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--BUSINESS COMBINATIONS (CONTINUED)
    December 31, 2002 in connection with the integration plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b) Other costs associated with the consolidation of existing offices of acquired companies in the amount of $15,588 as of December 31, 2001 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c) Above market lease costs in the amount of $498 as of December 31, 2001 relate to the present value of contractual lease payments in excess of current market lease rates.

(d) Estimated severance payments, employee relocation expenses and other employee costs in the amount of $9,833 as of December 31, 2001 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate corporate headquarters and administrative personnel. As of December 31, 2001 the accrual related to approximately 373 employees including senior management, sales, service and administrative personnel. During the year ended December 31, 2001, payments of $30,232 were made to 911 members of senior management and employees for severance and charged against the reserve.

(e) Of the pension obligations assumed in connection with the acquisition of Austin Knight Limited, $585 remains unfunded.

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

NOTE 6--INTANGIBLES, NET

    Intangibles, net consists of the following:

                                                                 DECEMBER 31,       AMORTIZATION
                                                              -------------------      PERIOD
                                                                2001       2000       (YEARS)
                                                              --------   --------   ------------
Client lists, net of accumulated amortization of $13,535 and
  $9,316, respectively......................................  $ 10,624   $ 15,340      5 to 30
Covenants not to compete, net of accumulated amortization of
  $3,400 and $3,235, respectively...........................     1,866      1,511       2 to 6
Excess of cost of investments over fair value of net assets
  acquired, net of accumulated amortization of $68,738 and
  $46,268, respectively.....................................   920,608    508,202     20 to 30
Trademarks, net of accumulated amortization of $1,404 and
  $168, respectively........................................     5,769      4,021      3 to 30
Other, net of accumulated amortization of $306 and $2,397,
  respectively..............................................       980      1,724      4 to 10
                                                              --------   --------
                                                              $939,847   $530,798
                                                              ========   ========

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
Interest.........................................  $ 7,484    $ 7,011    $19,166
Income taxes.....................................   13,998     23,111     16,821

    In conjunction with purchase acquisitions, the Company used cash as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2001        2000       1999
                                               ---------   --------   --------
Fair value of assets acquired, excluding
  cash.......................................  $ 497,796   $153,777   $ 51,857
Less: Liabilities assumed and created upon
  acquisition................................   (162,902)   (40,503)   (19,034)
                                               ---------   --------   --------
Net cash paid................................  $ 334,894   $113,274   $ 32,823
                                               =========   ========   ========
Capital lease obligations incurred...........  $     368   $  5,126   $    931
                                               =========   ========   ========

NOTE 8--FINANCING AGREEMENT

    The Company obtains its primary financing from a syndicate of lenders under a five-year financing agreement as amended and restated on November 5, 1998 (the "Agreement"). Subsequent to the five-year term, which expires on November 4, 2003, the Agreement provides for one-year extensions subject to the approval of all lenders. The Agreement provides for borrowings of up to $185 million at the Company's choice of either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. At December 31, 2001 the margin equaled 0.50%. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed as defined in the Agreement. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. The Agreement also provides for a fee on any unused portion of the commitment based upon a rate determined by the ratio of the Company's debt to EBITDA. At December 31, 2001, this rate equaled 0.20%.

    At December 31, 2001, the utilized portion of this agreement was approximately $38.1 million of which $5.5 million is reflected as a reduction to accounts receivable, $0.7 million is for Canadian operations and $31.9 million is for standby letters of credit. In addition, approximately $146.9 million was unused and accounts receivable are sufficient to allow for the draw-down of the entire amount. At December 31, 2001, the prime rate, Federal Funds rate and one month LIBOR were 4.75%, 1.52% and 1.87%, respectively.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8--FINANCING AGREEMENT (CONTINUED)
    In addition, we had committed lines of credit aggregating $8.3 million for our operations in Australia, New Zealand, France, Belgium, and Germany, of which approximately $5.9 million was unused at December 31, 2001.

NOTE 9--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Borrowings under financing agreement (see Note 8)..........   $  729    $ 2,137
Borrowings under other financing agreements, interest
  payable at rates varying from 5.0% to 9.2%, and
  collateralized by certain assets.........................    2,659      3,709
Senior subordinated promissory note issued by pooled
  companies with interest at 16%, paid upon merger.........       --      3,124
Pooled companies' line of credit collateralized by its
  assets, paid upon merger.................................       --      5,481
Acquisition notes payable, non-interest bearing, interest
  imputed at rates ranging from 5.0% to 9.5%, due in
  varying installments through 2006, noteholders have put
  options through 2002.....................................   60,831     19,453
Capitalized lease obligations, payable with interest from
  9% to 15%, in varying installments through 2006..........   11,257     10,889
Notes payable, in varying monthly installments maturing
  through 2002, with interest at rates ranging from 6.5% to
  9.5%.....................................................      488      1,734
                                                              ------    -------
                                                              75,964     46,527
Less: Current portion......................................   66,834     15,739
Less: Discount on senior subordinated promissory note......       --        292
                                                              ------    -------
                                                              $9,130    $30,496
                                                              ======    =======

    Long-term debt matures as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
2003........................................................     $5,436
2004........................................................      2,453
2005........................................................        318
2006........................................................        302
Thereafter..................................................        621
                                                                 ------
                                                                 $9,130
                                                                 ======

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--JOINT VENTURES

    During the year ended December 31, 2000, the Company entered into joint venture agreements with NineMSN and Ecorp to facilitate the expansion of Monster in Australia and key Asia/Pacific regions. Under the terms of the agreements, Monster has become the exclusive job search and career content provider on NineMSN's Internet portal site and gains access to Ecorp's pre-established internet markets in Singapore, Hong Kong, India, Thailand and the Philippines. The Company is a 50% shareholder in the Australian venture and a 65% shareholder in the Asia/Pacific venture. Both ventures are consolidated to reflect the managerial and operating control by TMP.

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

(B) STOCK OPTIONS

    In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 6.0 million shares of common stock of the company, as amended on April 27, 1998. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates. Under this plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant which may be made to an executive officer in any calendar year is 300 thousand shares as amended on June 25, 1997. At December 31, 2001, approximately 1.1 million options were exercisable and approximately 1.7 million options are available for future grants.

    In January 1996, the Company adopted a stock option plan for non-employee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 360 thousand shares of common stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's non-employee directors of an option to purchase twenty two thousand five hundred shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors. In December, 1998 the Director's Plan was replaced by the 1999 Plan (see below) and as such, no options are available for future grants under the

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
Director's Plan. At December 31, 2001, approximately 67 thousand options were exercisable under this plan.

    In December 1998, the Company adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options which may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company which may be granted under the 1999 Plan is the sum of 30.0 million and the number of shares available for new awards under the Stock Option Plan. At December 31, 2001, approximately 6.4 million options were exercisable and
7.9 million options are available for future grants.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of approximately 4.5%, 6.3%, and 6.1% in 2001, 2000 and 1999, respectively; volatility factor of the expected market price of the Company's common stock of 75%, 80% and 46% in 2001, 2000 and 1999, respectively; a weighted average expected life of the options of 7.5 years in 2001, and 8 years 2000 and 1999, respectively; and no dividend yield in 2001, 2000 and 1999.

    Under the accounting provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     2001       2000       1999
                                                   --------   --------   --------
Net income (loss) applicable to common and Class
  B common stockholders..........................  $11,361     $1,621    $(24,829)
Net income (loss) per common and Class B common
  share:
  Basic..........................................  $  0.10     $ 0.02    $  (0.27)
  Diluted........................................  $  0.10     $ 0.01    $  (0.27)

    A summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                            DECEMBER 31, 2001           DECEMBER 31, 2000           DECEMBER 31, 1999
                                        -------------------------   -------------------------   -------------------------
                                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                         SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                        --------   --------------   --------   --------------   --------   --------------
Outstanding at beginning of year......   16,965        $31.44        16,008        $24.43         8,615        $12.12
Granted...............................    5,579         32.01         3,963         57.49        10,775         30.53
Exercised.............................   (2,159)        18.57        (2,131)        16.29        (2,331)         8.75
Forfeited/cancelled...................   (2,053)        38.15          (875)        34.29        (1,051)        20.50
                                         ------                      ------                      ------
Outstanding at end of year............   18,332        $32.38        16,965        $31.44        16,008        $24.43
                                         ======                      ======                      ======
Options exercisable at year-end.......    7,562        $28.46         4,932        $21.75         3,263        $12.16
                                         ======                      ======                      ======
Weighted average fair value of options
  granted during the year.............                 $28.31                      $44.57                      $18.74

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                  WEIGHTED
                                                                  AVERAGE
                            NUMBER                               REMAINING            NUMBER
RANGE OF                OUTSTANDING AT     WEIGHTED AVERAGE   CONTRACTUAL LIFE    EXERCISABLE AT     WEIGHTED AVERAGE
EXERCISE PRICES        DECEMBER 31, 2001    EXERCISE PRICE        (YEARS)        DECEMBER 31, 2001    EXERCISE PRICE
---------------        -----------------   ----------------   ----------------   -----------------   ----------------
$0.00 to $20.00......        2,725              $11.59               6.1               2,177              $11.10
20.01 to 26.00.......        4,420               23.04               7.4               2,051               22.70
26.01 to 32.00.......        5,198               28.81               9.0               1,181               28.79
32.01 to 50.00.......        3,851               46.04               8.0               1,536               46.96
50.01 to 81.38.......        2,138               61.79               8.1                 617               62.21
                            ------              ------                                 -----              ------
    Total............       18,332              $32.38                                 7,562              $28.46
                            ======              ======                                 =====              ======

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES

    The components of income before the provision (benefit) for income taxes, minority interests and equity in losses of unconsolidated affiliates are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Domestic.......................................  $142,105   $110,109   $ 2,772
Foreign........................................   (17,111)    (1,438)   15,434
                                                 --------   --------   -------
Total income before provision for income taxes,
  minority interests and equity in losses of
  affiliates...................................  $124,994   $108,671   $18,206
                                                 ========   ========   =======

    The provision for income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------   --------   --------
Current tax provision:
  U.S. Federal............................................  $42,309    $25,432    $   946
  State and local.........................................    5,010      8,051      2,209
  Foreign.................................................    5,885      7,397     10,694
                                                            -------    -------    -------
    Total current.........................................   53,204     40,880     13,849
                                                            -------    -------    -------
Deferred tax provision (benefit):
  U.S. Federal............................................   10,247     16,222       (371)
  State and local.........................................    3,229      8,313     (1,447)
  Foreign.................................................   (9,114)    (7,165)    (2,390)
                                                            -------    -------    -------
  Total deferred..........................................    4,362     17,370     (4,208)
                                                            -------    -------    -------
  Total provision.........................................  $57,566    $58,250    $ 9,641
                                                            =======    =======    =======

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Current deferred tax assets (liabilities):
  Earned commissions....................................  $ (2,805)  $ (4,422)
  Allowance for doubtful accounts.......................    11,451     12,138
  Work-in-process.......................................    (5,282)    (5,588)
  Prepaid and other.....................................        --       (170)
  Accrued expenses and other liabilities................     6,108      7,703
  Accrued compensation..................................     3,351      6,737
  Tax loss carryforwards................................     4,786     17,912
                                                          --------   --------
    Total current deferred tax asset....................    17,609     34,310
                                                          --------   --------
Noncurrent deferred tax assets (liabilities):
  Unrealized depreciation in investments................       722         --
  Property and equipment................................    (7,761)    (4,348)
  Intangibles...........................................    10,730     12,806
  Accrued expenses and other liabilities................    (3,579)       (47)
  Deferred compensation.................................        --      3,994
  Tax loss carryforwards................................    45,196      3,701
  Foreign tax credits...................................     1,350         --
                                                          --------   --------
    Total noncurrent deferred tax asset.................    46,658     16,106
                                                          --------   --------
  Valuation allowance...................................   (21,140)   (15,468)
                                                          --------   --------
Net deferred tax asset..................................  $ 43,127   $ 34,948
                                                          ========   ========

    At December 31, 2001, the Company has net operating loss carryforwards for U.S. Federal tax purposes of approximately $12.6 million which expire through 2019 and operating loss carryfowards in the United Kingdom and Australia of approximately $60.0 million and $22.0 million, respectively. In addition, the Company also has approximately $24.4 million of net operating losses in various other countries throughout the world. The Company has concluded that, based on expected future results, the future reversals of existing taxable temporary differences, the tax benefits derived from the exercise of nonqualified employee stock options, the amortization of benefits from taxable poolings and the loss carryforwards of certain subsidiaries, which are only usable by such subsidiary, there is no reasonable assurance that the entire tax benefit can be used. Accordingly, a valuation allowance has been established. In addition, the deferred tax benefits from taxable poolings and those derived from the exercise of nonqualified stock options were recorded net of the valuation allowance as additional paid-in capital. As such amounts are used, the valuation allowance will be reduced and the benefit will be recorded as additional paid-in capital.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12--PROVISION (BENEFIT) FOR INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------   --------   --------
Provision at Federal statutory rate.......................  $ 43,749   $38,035    $ 6,371
State income taxes, net of Federal income tax effect......     5,355     6,499        550
Nondeductible expenses (1)................................    12,339    14,044      9,277
Effect of foreign operations..............................   (10,895)    1,280       (574)
Losses (profits) of pooled entities taxed directly to
  owners..................................................       378    (6,154)    (8,026)
Increase in valuation allowance...........................     5,672     3,616      2,009
Other.....................................................       968       930         34
                                                            --------   -------    -------
Income tax provision......................................  $ 57,566   $58,250    $ 9,641
                                                            ========   =======    =======

--------------------------

(1) Primarily due to nondeductible (i) merger costs of $17.1 million, $27.1 million and $12.5 million, respectively, which at the Federal statutory rate would have equated to a tax benefit of $5.9 million, $9.5 million and $4.4 million, respectively, (ii) amortization of intangible assets and (iii) meals & entertainment expenses.

    Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At
December 31, 2001, the cumulative amount of reinvested earnings was approximately $29 million.

NOTE 13--COMMITMENTS AND CONTINGENCIES

(A) LEASES

    The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates through 2015. Future minimum lease commitments under non-cancelable operating leases and capital leases at December 31, 2001 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2002........................................................  $ 8,400    $ 67,573
2003........................................................    2,966      60,116
2004........................................................      765      55,876
2005........................................................      577      49,792
2006........................................................      283      79,953
Thereafter..................................................       86     173,560
                                                              -------    --------
                                                               13,077    $486,870
                                                                         ========
Less: Amount representing interest..........................    1,820
                                                              -------
Present value of minimum lease payments.....................   11,257
Less: Current portion.......................................    6,852
                                                              -------
                                                              $ 4,405
                                                              =======

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent and related expenses under operating leases was $66,081, $66,020, and $50,327 for the years ended December 31, 2001, 2000 and 1999, respectively. Operating lease obligations after 2006 relate primarily to building leases.

(B) CONSULTING, EMPLOYMENT AND NON-COMPETE AGREEMENTS

    The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel, executive search consultants and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at will basis, and provide for compensation and severance payments under certain circumstances and are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with certain consultants and former owners of acquired businesses are generally two to five years in length, with one for a term of fifteen years.

(C) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions, which are primarily a maximum of 2% of eligible payroll of participating employees, and paid by a contribution of TMP shares and cash, amounted to $2,481, $2,865 and $1,586 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Outside of the United States, the Company has defined contribution employee benefit plans in the countries in which it operates. The cost of these plans amounted to $17,306, $11,841 and $6,490 for the years ended December 31, 2001, 2000 and 1999, respectively.

    LAI had deferred compensation agreements with 53 employees and former employees. Under the terms of the agreements, employees were eligible to make annual elections, on calendar year basis, to defer a portion of their compensation. This compensation, together with accrued interest, is paid upon termination of the agreements, as defined. Effective January 1, 1999, the plan was amended to prohibit future deferrals of compensation to the plan. The plan was terminated on October 15, 2001 and interest no longer accrues on the remaining balance. The present value of these obligations is recorded as a long-term liability in the accompanying consolidated balance sheets and was $3,625 and $9,764 at December 31, 2001 and 2000, respectively. Interest rates earned on deferred amounts are stated at 6.25% for active employees and 4.1% for retirees. At December 31, 2001, $2.4 million of these obligations related to active employees and $1.2 million related to retirees.

(D) LITIGATION

    The Company is subject to various claims, suits and complaints arising in the ordinary course of business. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

(E) CONTENT AND MARKETING AGREEMENTS

    In December, 1999, the Company entered into a content and marketing arrangement with America Online, Inc. Pursuant to this arrangement, the Company's flagship Interactive property, Monster-Registered Trademark-, for the

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(C) EMPLOYEE BENEFIT PLANS (CONTINUED)
payment of $100 million over four years, would be the exclusive provider of career search services in the United States and Canada for four years to AOL members. The $100 million is being expensed pro rata over the four year life of the agreement pursuant to the number of impressions contracted per year as a percent of the total impressions anticipated over the life of the agreement.

    In November 2001, the Company entered into a content and marketing arrangement with Microsoft Network ("MSN"), whereby Monster became the exclusive provider of career search services in the United States for three years to MSN users. Under the terms of the agreement, the Company will pay MSN, on a performance basis for three years, up to certain limitations.

NOTE 14--FORWARD FOREIGN EXCHANGE CONTRACTS

    Effective January 1, 2001, the Company adopted SFAS 133 requiring that all derivative instruments be recorded on the balance sheet at fair value. During the year ended December 31, 2001, the Company entered into foreign forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the regular course of the Company's foreign operations as a result of the Company's exposure to exchange risk. The Company transacts business in various foreign currencies, primarily the British Pound, EURO, and Australian dollar. The maturities on these contracts generally do not exceed twelve months. Realized gains and losses are deferred until the underlying transaction being hedged occurs, and then are recognized as part of the transaction. At December 31, 2001, the Company recorded $332 as an unrealized gain in accumulated other comprehensive income (loss) in the statement of stockholders' equity, related to $104,316 in forward foreign exchange contracts outstanding. The Company did not enter into foreign forward exchange contracts in the years ended December 31, 2000 and 1999, respectively. The table below sets forth the carrying amount and estimated fair value of the Company's foreign forward exchange contracts at December 31, 2001.

                                                                  DECEMBER 31, 2001
                                                              -------------------------
                                                              CARRYING   ESTIMATED FAIR
                                                               AMOUNT        VALUE
                                                              --------   --------------
Forward foreign exchange contracts..........................  $104,316      $104,648
                                                              ========      ========

NOTE 15--RELATED PARTY TRANSACTIONS

    (A) The Company charged management and other fees to affiliates for services provided of $931 and $1,257 for the years ended December 31, 2000 and 1999, respectively. No such amounts were charged for 2001. Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

    (B) The Company leases an office from an entity in which the Principal Stockholder and other stockholders have a 90% ownership interest. Annual rent expense under the lease, which expires in the year 2004, amounts to approximately $554.

    (C) The Company periodically uses the services of an aircraft from a company owned by the Principal Stockholder, and in connection therewith, $145, $561 and $215 was charged to expense during the years ended December 2001, 2000 and 1999, respectively.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA

    The Company operates in six business segments:
Monster-Registered Trademark-, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermoving(sm).com. Operations are conducted in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia and New Zealand), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the years ended December 31, 2001, 2000 and 1999. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. As a result, fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. Excluding fees from the agency/media relationship between our Advertising & Communications and Monster divisions, fees from cross-selling were $40.0 million in 2001 and $3.1 in 2000. No such fees were recorded in 1999. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three years ended December 31, 2001, these commissions were $8.1 million, $4.0 million, and $1.7 million, respectively.

                                                                    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
INFORMATION BY BUSINESS SEGMENT  MONSTER(-REGISTERED TRADEMARK-)   COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING
-------------------------------  -------------------------------   ---------------   -----------   ---------   -----------
Year ended December 31, 2001
Commissions and fees:
Traditional sources............             $     --                  $187,952        $397,721     $109,433     $ 98,692
Interactive....................              535,776                    31,447          64,356           27        6,882
                                            --------                  --------        --------     --------     --------
Total commissions and fees.....              535,776                   219,399         462,077      109,460      105,574
                                            --------                  --------        --------     --------     --------
Operating expenses:
Traditional(a).................                   --                   172,748         380,710      106,761       76,152
Interactive(a).................              383,427                    29,527          54,748           22        5,805
Merger & integration
  costs(b).....................                 (707)                   21,714          41,227        1,950           29
Amortization of intangibles....                2,952                     6,150          13,231        1,093        1,608
                                            --------                  --------        --------     --------     --------
Total operating expenses.......              385,672                   230,139         489,916      109,826       83,594
                                            --------                  --------        --------     --------     --------
Operating income (loss):
Traditional sources............                   --                   (12,660)        (37,447)        (371)      20,903
Interactive....................              150,104                     1,920           9,608            5        1,077
                                            --------                  --------        --------     --------     --------
Total operating income
  (loss).......................             $150,104                  $(10,740)       $(27,839)    $   (366)    $ 21,980
                                            ========                  ========        ========     ========     ========
Total other income, net........                    *                         *               *            *            *
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................                    *                         *               *            *            *
Total assets...................             $430,835                  $555,317        $850,236     $103,663     $215,698
                                            ========                  ========        ========     ========     ========

                                    MONSTER-
INFORMATION BY BUSINESS SEGMENT  MOVING(SM).COM     TOTAL
-------------------------------  --------------   ----------
Year ended December 31, 2001
Commissions and fees:
Traditional sources............     $     --      $  793,798
Interactive....................       15,771         654,259
                                    --------      ----------
Total commissions and fees.....       15,771       1,448,057
                                    --------      ----------
Operating expenses:
Traditional(a).................           --         736,371
Interactive(a).................       25,811         499,340
Merger & integration
  costs(b).....................        8,267          72,480
Amortization of intangibles....        1,400          26,434
                                    --------      ----------
Total operating expenses.......       35,478       1,334,625
                                    --------      ----------
Operating income (loss):
Traditional sources............           --         (29,575)
Interactive....................      (19,707)        143,007
                                    --------      ----------
Total operating income
  (loss).......................     $(19,707)        113,432
                                    ========
Total other income, net........            *          11,562
                                                  ----------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................            *      $  124,994
                                                  ==========
Total assets...................     $ 50,613      $2,206,362
                                    ========      ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

(b) Net of a $15,000 termination fee, reflected in the Monster segment (see
    Note 5).

*   Not allocated.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
INFORMATION BY BUSINESS SEGMENT  MONSTER(-REGISTERED TRADEMARK-)   COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING
-------------------------------  -------------------------------   ---------------   -----------   ---------   -----------
Year ended December 31, 2000
Commissions and fees:
Traditional sources............             $     --                  $223,191        $455,012     $178,399     $ 97,538
Interactive....................              378,994                    32,935          21,720           30        8,840
                                            --------                  --------        --------     --------     --------
Total commissions and fees.....              378,994                   256,126         476,732      178,429      106,378
                                            --------                  --------        --------     --------     --------
Operating expenses:
Traditional(a).................                   --                   202,270         417,511      156,458       80,642
Interactive(a).................              301,719                    25,634          17,454           25        7,273
Merger & integration costs.....                4,668                     2,448          33,743       17,252          875
Amortization of intangibles....                2,489                     6,097           7,580        1,367        1,593
                                            --------                  --------        --------     --------     --------
Total operating expenses.......              308,876                   236,449         476,288      175,102       90,383
                                            --------                  --------        --------     --------     --------
Operating income (loss):
Traditional sources............                   --                    12,376          (3,822)       3,322       14,428
Interactive....................               70,118                     7,301           4,266            5        1,567
                                            --------                  --------        --------     --------     --------
Total operating income
  (loss).......................             $ 70,118                  $ 19,677        $    444     $  3,327     $ 15,995
                                            ========                  ========        ========     ========     ========
Total other income, net........                    *                         *               *            *            *
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................                    *                         *               *            *            *
Total assets...................             $264,334                  $670,940        $754,606     $130,368     $221,776
                                            ========                  ========        ========     ========     ========

                                    MONSTER-
INFORMATION BY BUSINESS SEGMENT  MOVING(SM).COM     TOTAL
-------------------------------  --------------   ----------
Year ended December 31, 2000
Commissions and fees:
Traditional sources............     $     --      $  954,140
Interactive....................       10,867         453,386
                                    --------      ----------
Total commissions and fees.....       10,867       1,407,526
                                    --------      ----------
Operating expenses:
Traditional(a).................           --         856,881
Interactive(a).................       21,939         374,044
Merger & integration costs.....        5,618          64,604
Amortization of intangibles....          617          19,743
                                    --------      ----------
Total operating expenses.......       28,174       1,315,272
                                    --------      ----------
Operating income (loss):
Traditional sources............           --          26,304
Interactive....................      (17,307)         65,950
                                    --------      ----------
Total operating income
  (loss).......................     $(17,307)         92,254
                                    ========
Total other income, net........            *          16,417
                                                  ----------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................            *      $  108,671
                                                  ==========
Total assets...................     $ 40,921      $2,082,945
                                    ========      ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                    ADVERTISING &                  EXECUTIVE   DIRECTIONAL
INFORMATION BY BUSINESS SEGMENT  MONSTER(-REGISTERED TRADEMARK-)   COMMUNICATIONS    ERESOURCING    SEARCH      MARKETING
-------------------------------  -------------------------------   ---------------   -----------   ---------   -----------
Year ended December 31, 1999
Commissions and fees:
Traditional sources............             $     --                  $209,067        $356,754     $173,277     $101,294
Interactive....................              134,198                    13,913           6,447           --        5,885
                                            --------                  --------        --------     --------     --------
Total commissions and fees.....              134,198                   222,980         363,201      173,277      107,179
                                            --------                  --------        --------     --------     --------
Operating expenses:
Traditional(a).................                   --                   182,892         307,119      173,105       61,189
Interactive(a).................              120,328                    11,414           5,085       13,806        5,826
Merger & integration costs.....                   --                    13,442          10,082       36,791        2,739
Restructuring charges..........                   --                        --              --        2,789           --
Amortization of intangibles....                2,636                     6,226           3,326          971        2,544
                                            --------                  --------        --------     --------     --------
Total operating expenses.......              122,964                   213,974         325,612      227,462       72,298
                                            --------                  --------        --------     --------     --------
Operating income (loss):
Traditional sources............                   --                     6,507          36,227      (40,379)      34,822
Interactive....................               11,234                     2,499           1,362      (13,806)          59
                                            --------                  --------        --------     --------     --------
Total operating income
  (loss).......................             $ 11,234                  $  9,006        $ 37,589     $(54,185)    $ 34,881
                                            ========                  ========        ========     ========     ========
Total other expense, net.......                    *                         *               *            *            *
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................                    *                         *               *            *            *
Total assets...................             $106,667                  $440,148        $324,781     $ 90,547     $215,012
                                            ========                  ========        ========     ========     ========

                                    MONSTER-
INFORMATION BY BUSINESS SEGMENT  MOVING(SM).COM     TOTAL
-------------------------------  --------------   ----------
Year ended December 31, 1999
Commissions and fees:
Traditional sources............     $    --       $  840,392
Interactive....................       6,410          166,853
                                    -------       ----------
Total commissions and fees.....       6,410        1,007,245
                                    -------       ----------
Operating expenses:
Traditional(a).................          --          724,305
Interactive(a).................       8,877          165,336
Merger & integration costs.....          --           63,054
Restructuring charges..........          --            2,789
Amortization of intangibles....          17           15,720
                                    -------       ----------
Total operating expenses.......       8,894          971,204
                                    -------       ----------
Operating income (loss):
Traditional sources............          --           37,177
Interactive....................      (2,484)          (1,136)
                                    -------       ----------
Total operating income
  (loss).......................     $(2,484)          36,041
                                    =======
Total other expense, net.......           *          (17,835)
                                                  ----------
Income before provision for
  income taxes, minority
  interests and equity in
  losses of unconsolidated
  affiliates...................           *       $   18,206
                                                  ==========
Total assets...................     $ 6,502       $1,183,657
                                    =======       ==========

------------------------------

(a) Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.

*   Not allocated.

                               TMP WORLDWIDE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                                  UNITED    CONTINENTAL
INFORMATION BY GEOGRAPHIC REGION                  UNITED STATES   ASIA/PACIFIC   KINGDOM      EUROPE      OTHER(A)      TOTAL
--------------------------------                  -------------   ------------   --------   -----------   ---------   ----------
Year ended December 31, 2001:
  Commissions and fees..........................    $868,425        $164,173     $222,880    $168,188      $24,391    $1,448,057
  Income (loss) before taxes, minority interests
    and equity in earnings of unconsolidated
    affiliates..................................     134,347          10,456      (6,144)     (13,354)        (311)      124,994
  Long-lived assets.............................     456,027          49,643     302,434      305,946       18,492     1,132,542

Year ended December 31, 2000:
  Commissions and fees..........................    $867,586        $178,868     $189,970    $143,221      $27,881    $1,407,526
  Income (loss) before taxes, minority interests
    and equity in earnings of unconsolidated
    affiliates..................................     110,108          20,192     (32,267)       7,124        3,514       108,671
  Long-lived assets.............................     390,421          45,603     100,162      135,191       12,645       684,022

Year ended December 31, 1999:
  Commissions and fees..........................    $578,002        $163,134     $156,868    $ 91,504      $17,737    $1,007,245
  Income (loss) before taxes, minority interests
    and equity in earnings of unconsolidated
    affiliates..................................       7,099           9,959      (8,453)       4,338        5,263        18,206
  Long-lived assets.............................     195,736          38,555     111,762       79,429        4,516       429,998

------------------------------

(a) Includes the Americas other than the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information set forth under the caption "Proposal No. 1--Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    See "Part I--Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

    (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20 and 10.21 are
       management contracts, compensatory plans or arrangements):

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Offer to Shareholders of Jobline International AB
                        (publ.)+++++++
         3.1            Certificate of Incorporation.***
         3.2            First Amendment to Certificate of Incorporation. +++++
         3.3            Bylaws.***
         3.4            First Amendment to Bylaws.*
         4.1            Form of Common Stock Certificate.***
        10.1            Form of Employee Confidentiality and Non-Solicitation
                        Agreement.***
        10.2            Form of Indemnification Agreement.***
        10.3            1996 Stock Option Plan.***
        10.4            Form of Stock Option Agreement under 1996 Stock Option
                        Plan.***
        10.5            1996 Stock Option Plan for Non-Employee Directors.***
        10.6            Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.***
        10.7            Lease, dated as of October 31, 1978, between Telephone
                        Marketing Programs, Inc. and PDC Realty Inc. as agent for
                        MRI Broadway Rental, Inc., as modified by modifications
                        dated January, 1979 and June 20, 1991.***
        10.8            Amendment and Restated Accounts Receivable Management and
                        Security Agreement, dated as of June 27, 1996, between TMP
                        Worldwide, Inc. and BNY Financial Corporation, as amended by
                        Amendment No. 1 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of August 29,
                        1996.***
        10.9            Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing,
                        Inc.***
        10.10           Agreement, dated as of March 17, 1998, between TMP Worldwide
                        Inc. and George Eisele, as amended by Amendment 1 to
                        Agreement, dated as of September 5, 1996.***
        10.11           Management Agreement, dated as of January 1, 1996, between
                        Cala Services Inc. and Cala H.R.C. Ltd.***
        10.12           Lease Agreement, dated May 15, 1993, between 12800 Riverside
                        Drive Corporation and TMP Worldwide Inc. as amended by
                        Amendment No. 1 to Lease Agreement, dated June 1, 1993.***
        10.13           Indenture, dated April 29, 1988, between International
                        Drive, L.P. and Telephone Marketing Programs, Inc.***
        10.14           Amended and Restated Employment Agreement, dated as of
                        September 11, 1996, between TMP Interactive Inc. and Jeffrey
                        C. Taylor.***
        10.15           Second Amended and Restated Employment Agreement, dated
                        November 2, 1999, by and among TMP Worldwide, Inc., TMP
                        Interactive Inc. and Jeffrey C. Taylor.+++
        10.16           Amendment No. 1 to the Second Amended and Restated
                        Employment Agreement dated October 31, 2001 by and among
                        Jeffery C. Taylor, TMP Worldwide Inc. and TMP Interactive
                        Inc.
        10.17           Amendment No. 1 to the Employment Agreement, dated October
                        21, 1996, between TMP Worldwide Inc. and James J. Treacy.+
        10.18           Amendment No. 2 to Employment Agreement between TMP
                        Worldwide Inc. and James J. Treacy, effective as of October
                        1, 1999.****
        10.19           Amendment No. 3 to Employment Agreement between TMP
                        Worldwide Inc. and James J. Treacy, effective as of November
                        1, 2001.
        10.20           Amendment No. 1 to Employment Agreement, dated November 15,
                        1998, between TMP Worldwide Inc. and Andrew J. McKelvey.+

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.21           Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.++
        10.22           Warrant Agreement, dated October 13, 1993, between TMP
                        Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31 1995.***
        10.23           Form of Option Agreement, dated as of January 1, 1995,
                        relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.***
        10.24           Amendment No. 3 to Amended and Restated Accounts Receivable
                        Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.**
        10.25           Management Agreement, dated June 1, 1997, between Dir-Ad
                        Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide
                        Ltd.**
        10.26           Third Amended and Restated Accounts Receivable Management
                        and Security Agreement, dated as of November 5, 1998,
                        between BNY Financial Corporation and TMP Worldwide Inc.+
        10.27           Amendment No.1 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.*****
        10.28           Amendment No. 2 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.*****
        10.29           Amendment No. 3 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******
        10.30           Amendment No. 4 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******
        10.31           Amendment No. 5 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******
        10.32           Amendment No. 6 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.******
        10.33           Amendment No. 7 to Third Amended and Restated Accounts
                        Receivable Management and Security Agreement.++++++
        10.34           Content License and Interactive Marketing Agreement, dated as of December 1, 1999, between America Online, Inc. and TMP
                        Interactive Inc.****
        10.35           Indenture of Lease, dated December 13, 1999, between the 622
                        Building Company LLC and TMP Worldwide Inc.****
        10.36           Warranty and Indemnity agreement dated July 18, 2000,
                        relating to the entire issued share capital of QD Group
                        Limited, between Mr. G. Quarry and TMP Worldwide Inc.*
        10.37           Agreement and Plan of Merger, dated August 31, 2000, by and among TMP Worldwide Inc., Rich, Gardner & Associates, Ltd.,
                        Fred Rich and Furman Gardner.*
        10.38           Stock Purchase Agreement dated August 31, 2000, by and among
                        TMP Worldwide Inc., Stratascape, Inc. and the shareholders listed on Schedule A thereto.*
        10.39           Stock Purchase Agreement, dated June 19, 2000, among TMP
                        Worldwide Inc., MoveCentral Company and the beneficial
                        owners of MoveCentral Company listed on Schedule A
                        thereto.++++
        21              Subsidiaries of the Company.**
        23.1            Consent of BDO Seidman, LLP.

    (b) Reports on Form 8-K.

    (i) The Company's Current Report on Form 8-K, dated October 2, 2001, relating to the Company's business outlook update and initial estimates for 2002.

    (ii) The Company's Amended Current Report on Form 8-K/A, dated October 5, 2001, relating to the Company's acquisition of Jobline International AB including the consolidated condensed financial statements of Jobline International AB for the six months ended June 30, 2001.

   (iii) The Company's Current Report on Form 8-K, dated November 5, 2001, relating to the Company's results of operations for the quarter and nine months ended September 30, 2001.

    (iv) The Company's Current Report on Form 8-K, dated December 27, 2001, relating to the termination of the Agreement and Plan of Merger among the Company, TMP Tower Corp., a wholly-owned subsidiary of the Company and HotJobs.com, Ltd.

    (c) Exhibits.

       See (3)(a)above.

------------------------

                                                           *  Incorporated by reference to Exhibits to the Registration
                                                              Statement on Form S-1 (Registration No. 333-41996).

                                                          **  Incorporated by reference to Exhibits to the Registration
                                                              Statement on Form S-1 (Registration No. 333-31657).

                                                         ***  Incorporated by reference to Exhibits to the Registration
                                                              Statement on Form S-1 (Registration No. 333-12471).

                                                        ****  Incorporated by reference to Exhibits to the Registration
                                                              Statement on Form S-3 (Registration No. 333-93065).

                                                       *****  Incorporated by reference to Exhibits to the Registration
                                                              Statements on Form S-4 (Registration No. 333-82531).

                                                      ******  Incorporated by reference to Exhibits to the Registration
                                                              Statement on Form S-1 (Registration No. 333-61400).

                                                           +  Incorporated by reference to Exhibits to the Company's
                                                              Quarterly Report on Form 10-Q for the quarterly period ended
                                                              September 30, 1998 (Registration No. 000-21571).

                                                          ++  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
                                                              (Commission File No. 000-21571).

                                                         +++  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                                                              1999. (Commission File No. 000-21571).

                                                        ++++  Incorporated by reference to Exhibits to the Company's
                                                              Current Report on Form 8-K dated June 30, 2000. (Commission
                                                              File No. 000-21571).

                                                       +++++  Incorporated by reference to Exhibits to the Company's
                                                              Quarterly Report on From 10-Q for the quarterly period ended
                                                              June 30, 2001. (Commission File No. 000-21571).

                                                      ++++++  Incorporated by reference to Exhibits to the Company's
                                                              Quarterly Report on Form 10-Q for the quarterly period ended
                                                              September 30, 2001. (Commission File No. 000-21571).

                                                     +++++++  Incorporated by reference to Exhibits to the Company's
                                                              Current Report on Form 8-K dated August 2, 2001. (Commission
                                                              File No. 000-21571).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

    The audits referred to in our report dated February 19, 2002, relating to the consolidated financial statements of TMP Worldwide Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

    In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/ BDO SEIDMAN, LLP
       -------------------------------------------------------------------------
                                          BDO SEIDMAN, LLP

New York, New York
February 19, 2002

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          COLUMN C--
            COLUMN A                 COLUMN B              ADDITIONS            COLUMN D     COLUMN E
            --------               -------------   -------------------------   -----------   ---------
                                                                                              BALANCE
                                    BALANCE AT     CHARGED TO    CHARGED TO                     AT
                                   BEGINNING OF     COSTS AND       OTHER                     END OF
           DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
           -----------             -------------   -----------   -----------   -----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 1999        $19,755        $15,222      $  283(1)      $ 7,843      $27,417
  Year ended December 31, 2000        $27,417        $28,311      $  468(1)      $14,488      $41,708
  Year ended December 31, 2001        $41,708        $13,653      $2,487(1)      $16,726      $41,122

Accrued integration and
  restructuring reserves
  Year ended December 31, 1999        $16,747        $38,401      $  3,381       $37,076      $21,453
  Year ended December 31, 2000        $21,453        $32,694      $ 15,744       $41,877      $28,014
  Year ended December 31, 2001        $28,014        $57,651      $ 57,212       $98,756      $44,121

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

March 28, 2002

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ ANDREW J. MCKELVEY                  Chairman of the Board, CEO
     -------------------------------------------         and Director (principal      March 28, 2002
                 Andrew J. McKelvey                      executive officer)

                 /s/ JAMES J. TREACY
     -------------------------------------------       President, Chief Operating     March 28, 2002
                   James J. Treacy                       Officer and Director

                 /s/ MICHAEL SILECK                    Chief Financial Officer
     -------------------------------------------         (principal accounting and    March 28, 2002
                   Michael Sileck                        financial officer)

                /s/ GEORGE R. EISELE
     -------------------------------------------       Director                       March 28, 2002
                  George R. Eisele

                  /s/ RONALD KRAMER
     -------------------------------------------       Director                       March 28, 2002
                    Ronald Kramer

                 /s/ MICHAEL KAUFMAN
     -------------------------------------------       Director                       March 28, 2002
                   Michael Kaufman

                   /s/ JOHN SWANN
     -------------------------------------------       Director                       March 28, 2002
                     John Swann

                  /s/ JOHN GAULDING
     -------------------------------------------       Director                       March 28, 2002
                    John Gaulding