Form 10-Q
period 2002-03-31
TMP WORLDWIDE INC
filed 2002-05-15
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO                         .

COMMISSION FILE NUMBER: 000-21571

TMP WORLDWIDE INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

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

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Class	Outstanding on May 7, 2002
Common Stock	106,631,185
Class B Common Stock	4,762,000

TMP WORLDWIDE INC.

INDEX

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets—March 31, 2002 and December 31, 2001	2
	Consolidated Condensed Statements of Operations—Three Months Ended March 31, 2002 and 2001	3
	Consolidated Condensed Statements of Comprehensive Income (Loss)—Three Months Ended March 31, 2002 and 2001	4
	Consolidated Condensed Statement of Stockholders' Equity—Three Months Ended March 31, 2002	5
	Consolidated Condensed Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001	6
	Notes to Consolidated Condensed Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
PART II—OTHER INFORMATION
Item 2(c).	Changes in Securities and Use of Proceeds	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Signature	29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$277,772	$340,581
Accounts receivable, net	498,180	507,373
Work-in-process	30,333	27,480
Prepaid and other	122,801	130,484

Total current assets	929,086	1,005,918
Property and equipment, net	185,166	192,695
Intangibles, net	941,952	939,847
Other assets	54,057	67,902

	$2,110,261	$2,206,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$373,781	$401,031
Accrued expenses and other liabilities	224,103	278,522
Accrued integration and restructuring costs	43,994	44,121
Deferred commissions & fees	135,416	139,100
Current portion of long-term debt	63,821	66,834

Total current liabilities	841,115	929,608
Long-term debt, less current portion	5,508	9,130
Other long-term liabilities	14,554	38,362

Total liabilities	861,177	977,100

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued and outstanding: 106,555 and 106,181 shares, respectively	106	106
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,272,949	1,263,340
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(87,271)	(91,437)
Unrealized gain on forward foreign exchange contracts	76	332
Retained earnings	63,219	56,916

Total stockholders' equity	1,249,084	1,229,262

	$2,110,261	$2,206,362

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Commissions & fees	$290,817	$377,195

Operating expenses:
Salaries & related	163,985	198,523
Office & general	70,705	86,645
Marketing & promotion	30,329	54,677
Merger & integration	12,713	20,193
Amortization of intangibles	915	5,888

Total operating expenses	278,647	365,926

Operating income	12,170	11,269

Other income (expense):
Interest income, net	298	5,046
Other, net	(872)	(2,090)

Total other income (expense), net	(574)	2,956

Income before provision for income taxes and minority interests	11,596	14,225
Provision for income taxes	5,360	8,712

Income before minority interest	6,236	5,513
Minority interests	(67)	(181)

Net income applicable to common and Class B common stockholders	$6,303	$5,694

Reported net income	$6,303	$5,694
Add back: Goodwill amortization, net of tax	—	4,513

Adjusted net income	$6,303	$10,207

Basic earnings per share:
Reported net income	$0.06	$0.05
Add back: Goodwill amortization, net of tax	—	0.04

Adjusted net income	$0.06	$0.09

Diluted earnings per share:
Reported net income	$0.06	$0.05
Add back: Goodwill amortization, net of tax	—	0.04

Adjusted net income	$0.06	$0.09

Weighted average shares outstanding:
Basic	111,186	107,965

Diluted	114,407	113,003

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net income	$6,303	$5,694
Change in net unrealized gain on forward foreign exchange contracts, net of tax	(256)	—
Foreign currency translation adjustment	4,166	(7,409)

Comprehensive income (loss)	$10,213	$(1,715)

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)
(unaudited)

	Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	106,181	$106	4,762	$5	$1,263,340	$(91,105)	$56,916	$1,229,262
Issuance of common stock in connection with the exercise of employee stock options	272	—	—	—	5,082	—	—	5,082
Tax benefit of stock options exercised	—	—	—	—	1,075	—	—	1,075
Issuance of common stock in connection with employee stay bonuses and other	102	—	—	—	3,452	—	—	3,452
Change in net unrealized gain on forward foreign exchange contracts, net of tax	—	—	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	—	4,166	—	4,166
Net income	—	—	—	—	—	—	6,303	6,303

Balance, March 31, 2002	106,555	$106	4,762	$5	$1,272,949	$(87,195)	$63,219	$1,249,084

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$6,303	$5,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,635	17,077
Provision for doubtful accounts	1,730	4,825
Net loss on disposal and write-off of fixed assets	2,981	—
Tax benefit of stock options exercised	1,075	3,580
Common stock issued for matching contribution to 401(k) plan and employee stay bonuses	3,452	2,615
Provision (benefit) for deferred income taxes	(7,553)	8,962
Effect of pooled companies included in more than one period	—	(618)
Minority interests	(67)	(181)
Changes in assets and liabilities, net of effects of purchases of businesses:
Decrease in accounts receivable, net	7,464	35,010
Decrease in work-in-process, prepaid and other	26,229	16,047
Increase (decrease) in deferred commissions & fees	(3,684)	3,915
Decrease in accounts payable and accrued liabilities	(93,822)	(42,802)

Total adjustments	(47,560)	48,430

Net cash provided by (used in) operating activities	(41,257)	54,124

Cash flows from investing activities:
Capital expenditures	(9,172)	(18,607)
Payments for purchases of businesses and intangible assets, net of cash acquired	(10,776)	(21,211)
Purchases of long term investments	—	(6,550)
Other	—	391

Net cash used in investing activities	(19,948)	(45,977)

Cash flows from financing activities:
Payments on capitalized leases	(1,295)	(1,201)
Borrowings under line of credit and proceeds from issuance of debt	9,642	13,020
Repayments under line of credit and principal payments on debt	(14,982)	(28,578)
Cash received from the exercise of employee stock options	5,082	6,793
Dividends paid by pooled entities	—	(4,150)

Net cash used in financing activities	(1,553)	(14,116)

Effect of exchange rate changes on cash and cash equivalents	(51)	(3,334)

Net decrease in cash and cash equivalents	(62,809)	(9,303)
Cash and cash equivalents, beginning of period	340,581	576,265

Cash and cash equivalents, end of period	$277,772	$566,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,392	$1,834
Income taxes	$15,203	$7,624

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(unaudited)

NOTE 1—BASIS OF PRESENTATION

        The consolidated condensed interim financial statements included herein have been prepared by TMP Worldwide Inc. ("TMP" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

        The Company's consolidated condensed financial statements have been retroactively restated for the three months ended March 31, 2001 to reflect the results of operations for companies acquired using the pooling-of-interests method of accounting during the second quarter of 2001. As a result, the statements of operations, comprehensive income (loss) and cash flows are presented as if the combining companies had been consolidated for all periods presented.

        In addition, for the period April 1, 2001 through December 31, 2001, the Company completed 29 acquisitions using the purchase method of accounting. No such acquisitions were made in the three months ended March 31, 2002. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

        The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

	Three Months Ended March 31,
	2002	2001
Temporary contracting Revenue	$189,797	$229,987
Temporary contracting Costs	151,392	178,768

Temporary contracting Billings/Commissions & fees	$38,405	$51,219

        Basic earnings per share includes no dilution, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of employee stock options.

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share is as follows:

	Three Months Ended March 31,
	2002		2001
Basic	111,186		107,965
Effect of assumed conversion of stock options	3,221	*	5,038	*

Diluted	114,407		113,003

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 5,671 and 2,539 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 2—NATURE OF BUSINESS AND CREDIT RISK

        The Company operates in six business segments: Monster, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermoving. The Company's commissions and fees are earned from the following activities: (a) job postings placed on its career website, Monster.com, (b) resume and other database access, (c) executive placement services, (d) moving related advertisements and services on its website, Monstermoving.com, (e) mid-level employee selection and temporary contracting services, (f) selling and placing recruitment advertising and related services, (g) resume screening services, (h) development of traditional and interactive employee recruitment and retention programs and (i) selling and placing yellow page advertising and related services. These services are provided to a large number of customers in many different industries. The Company operates principally throughout North America, the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong), the United Kingdom and Continental Europe.

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

NOTE 3—BUSINESS COMBINATIONS

Acquisitions Accounted for using the Purchase Method

        During the year ended December 31, 2001, the Company completed 35 acquisitions using the purchase method of accounting. No such acquisitions were made in the three months ended March 31, 2002. The summarized unaudited pro forma results of operations set forth below for the three month period ended March 31, 2001 and the year ended December 31, 2001 assume the acquisitions in 2001 occurred as of the beginning of the year of acquisition and under the accounting rules that were in effect at the date of acquisition. As of January 1, 2001, in accordance with Statement of Financial

Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the amortization of goodwill has ceased. As a result $4,513 and $20,470 of goodwill amortization expense, net of tax, that will not continue in future periods, is included in the pro forma results for March 31, 2001 and December 31, 2001, respectively.

	Three Months Ended March 31, 2001	Year Ended December 31, 2001
Commissions & fees	$425,304	$1,533,781
Net income (loss) applicable to common and Class B common stockholders	$(16,423)	$22,476
Net income (loss) per common and Class B common share:
Basic	$(0.15)	$0.20
Diluted	$(0.15)	$0.20

        The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions, the Company expensed merger & integration costs of $12,713 for the three months ended March 31, 2002. Of this amount $436 is for merger costs and $12,277 is for integration costs.

        The merger costs of $436 for the three months ended March 31, 2002 consist primarily of transaction related costs, including legal, accounting, tax and advisory fees. The $12,277 of integration costs consist of: (a) $5,831 for assumed lease obligations of closed facilities, (b) $4,055 for consolidation of acquired facilities and associated asset write-offs and (c) $2,391 for severance, relocations and other employee costs. See schedule of Accrued Integration and Restructuring Costs below.

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

Accrued Integration and Restructuring Costs

        In connection with its acquisitions, the Company formulated plans to integrate the operations of the acquired companies. Such plans involve the closure of offices and the elimination of redundant management and employees. The objectives of the plans are to take advantage of the Company's existing operating infrastructure and efficiencies or to develop efficiencies from the infrastructure of the acquired companies, and to create a single brand in the related markets in which the Company operates.

        In connection with such plans, in the three months ended March 31, 2002, the Company (i) expensed, as part of merger and integration expenses, $12,277 for companies acquired in transactions accounted for as poolings of interests and (ii) increased goodwill by $2,737 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

		Additions		Deductions
	Balance December 31, 2001	Charged to goodwill	Expensed	Applied against related asset	Payments	Balance March 31, 2002
Assumed obligations on closed leased facilities	$17,617	$1,653	$5,831	$(747)	$(2,351)	$22,003(a	)
Consolidation of acquired facilities	15,588	2,351	4,055	(31)	(6,718)	15,245(b	)
Contracted lease payments exceeding current market costs	498	28	—	—	(31)	495(c	)
Severance, relocation and other employee costs	9,833	(1,295)	2,391	(1,677)	(3,586)	5,666(d	)
Pension obligations	585	—	—	—	—	585(e	)

Total	$44,121	$2,737	$12,277	$(2,455)	$(12,686)	$43,994

(a)
Accrued liabilities for surplus property in the amount of $22,003 as of March 31, 2002 relate to 94 leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by December 31, 2002 in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b)
Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $15,245 as of March 31, 2002 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c)
Above market lease costs in the amount of $495 as of March 31, 2002 relate to the present value of contractual lease payments in excess of current market lease rates.

(d)
Estimated employee severance and relocation expenses and other employee costs in the amount of $5,666 as of March 31, 2002 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of March 31, 2002, the accrual related to approximately 202 employees including senior management, sales, service and administrative personnel. During the quarter ended March 31, 2002, payments of $3,586 were made to 205 members of senior management and employees for severance and charged against the reserve.

(e)
Pension obligations in the amount of $585 were assumed in connection with the acquisition of Austin Knight.

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

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS 142. SFAS 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS 141 as of July 1, 2001.

        As of January 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairments identified upon initial implementation treated as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company has determined that there are indications of goodwill impairment in its Advertising & Communications, eResourcing, Executive Search and Monstermoving segments. The exact amount of the impairment will not be known until the Company completes the goodwill impairment tests, however, preliminary indications are that the impairment could be up to $450 million.

        In accordance with SFAS 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized and the amortization of goodwill from business combinations consummated before June 30, 2001 ceased on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is reflected on the face of the consolidated condensed statements of operations included herein.

        A summary of the Company's intangible assets is as follows:

	March 31, 2002	December 31, 2001
Indefinite-lived Intangible Assets
Goodwill	$921,640	$920,608
Amortizable Intangible Assets
Non-compete agreements	5,758	5,266
Accumulated amortization	3,003	3,400
Client lists	22,679	24,159
Accumulated amortization	12,377	13,535
Trademarks	6,988	7,173
Accumulated amortization	869	1,404
Other amortizable intangibles	1,573	1,286
Accumulated amortization	437	306

Total intangibles	958,638	958,492
Total accumulated amortization	16,686	18,645

Net intangibles	$941,952	$939,847

Amortization expense for the three months ended March 31, 2002 was $915. Amortization expense for each of the five succeeding years is estimated to be approximately $3 million to $4 million per year.

NOTE 5—SEGMENT AND GEOGRAPHIC DATA

        The Company operates in six business segments: Monster®, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermovingsm. Operations are conducted in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the quarters ended March 31, 2002 and 2001. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. As a result, fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. Excluding fees from the agency/media relationship between our Advertising & Communications and Monster divisions, fees from cross-selling were $9.9 million for the three months ended March 31, 2002 and $6.7 million for the three months ended March 31, 2001. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three months ended March 31, 2002 and 2001, these commissions were $2.4 million and $3.0 million, respectively.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- moving	Total
For the three months ended March 31, 2002
Commissions & fees:
Traditional sources	$—	$37,425	$80,349	$17,762	$24,100	$—	$159,636
Interactive sources	108,753	7,110	11,214	—	1,172	2,932	131,181

Total commissions & fees	108,753	44,535	91,563	17,762	25,272	2,932	290,817

Operating expenses:
Traditional(a)	—	39,370	88,059	20,884	15,164	—	163,477
Interactive(a)	81,092	6,238	9,743	—	1,041	3,428	101,542
Merger & integration costs	228	6,676	6,296	(556)	62	7	12,713
Amortization of intangibles	390	75	82	122	236	10	915

Total operating expenses	81,710	52,359	104,180	20,450	16,503	3,445	278,647

Operating income (loss):
Traditional sources	—	(8,696)	(14,088)	(2,688)	8,638	—	(16,834)
Interactive sources	27,043	872	1,471	—	131	(513)	29,004

Total operating income (loss)	$27,043	$(7,824)	$(12,617)	$(2,688)	$8,769	$(513)	12,170

Total other expense, net	*	*	*	*	*	*	(574)

Income before provision for income taxes and minority interests	*	*	*	*	*	*	$11,596

(a)
Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.
*
Not allocated.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- moving	Total
For the three months ended March 31, 2001
Commissions & fees:
Traditional sources	$—	$49,547	$113,486	$31,489	$21,958	$—	$216,480
Interactive sources	133,242	10,322	12,125	10	1,429	3,587	160,715

Total commissions & fees	133,242	59,869	125,611	31,499	23,387	3,587	377,195

Operating expenses:
Traditional (a)	—	50,524	110,649	31,002	19,388	—	211,563
Interactive (a)	99,689	9,794	10,335	9	1,220	7,235	128,282
Merger & integration costs	12	5,038	11,387	520	29	3,207	20,193
Amortization of intangibles (b)	636	1,373	2,794	323	420	342	5,888

Total operating expenses	100,337	66,729	135,165	31,854	21,057	10,784	365,926

Operating income (loss):
Traditional sources	—	(7,388)	(11,344)	(356)	2,121	—	(16,967)
Interactive sources	32,905	528	1,790	1	209	(7,197)	28,236

Total operating income (loss)	$32,905	$(6,860)	$(9,554)	$(355)	$2,330	$(7,197)	11,269

Total other income, net	*	*	*	*	*	*	2,956

Income before provision for income taxes and minority interests	*	*	*	*	*	*	$14,225

(a)
Is comprised of salaries & related, office & general, marketing & promotion and allocated overhead.
(b)
Includes goodwill amortization of $5,241.
*
Not allocated.

Information by geographic region	United States	Asia/ Pacific	United Kingdom	Continental Europe	Other (a)	Total
For the three months ended March 31, 2002
Total commissions & fees	$166,643	$33,696	$47,130	$37,500	$5,848	$290,817
Income (loss) before income taxes and minority interests	$18,996	$505	$(4,800)	$(1,737)	$(1,368)	$11,596
For the three months ended March 31, 2001
Total commissions & fees	$228,283	$43,215	$53,582	$44,637	$7,478	$377,195
Income (loss) before income taxes and minority interests (b)	$25,211	$2,058	$(10,479)	$(3,241)	$676	$14,225

(a)
Includes the Americas other than the United States.
(b)
Includes goodwill amortization of $5,241.

TMP WORLDWIDE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our ability to manage our growth, (ii) our risks associated with expansion, (iii) our ability to maximize the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing, (iv) the risks we face relating to developing technology, including the Internet, (v) we rely heavily on our information systems and if we lose technology, or fail to further develop our technology, our business could be harmed, (vi) our vulnerability to intellectual property infringement claims brought against us by others, (vi) computer viruses may cause our systems to incur delays or interruptions, (vii) our markets are highly competitive, (viii) our operating results fluctuate from quarter to quarter, (ix) our operations will be affected by global economic fluctuations, (x) we face risks relating to our foreign operations, (xi) our dependence on our highly skilled professionals, (xii) we face risks maintaining our professional reputation and brand name, (xiii) we face restrictions imposed by blocking arrangements, (xiv) we are subject to potential legal liability from both clients and employers, and our insurance coverage may not cover all of our potential liability, (xv) traditional media remains important to us (xvi) we depend on key management personnel, (xvii) we are influenced by a principal stockholder, (xviii) effects of anti-takeover provisions could inhibit the acquisition of TMP by others, (xix) terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or civil disturbances could lead to further economic instability and depress our stock price, (xx) there may be volatility in our stock price and (xxi) the risks we face associated with government regulation. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2001 for more information.

Overview

        We have built Monster® (http://www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and executive search and selection agencies. Employers and professional recruiters, who are our clients, look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of March 2002 contained more than 15 million resumes. We are also the world's largest yellow pages advertising agency.

        We have built our Interactive platform by expanding our Interactive businesses into certain European countries, migrating our traditional businesses to the Internet and adding new Interactive services. Monster is the leading global career portal on the Web with over 43 million visits in March 2002 according to I/Pro. The Monster global network consists of local language and content sites in 22 countries, throughout North America, Europe and the Asia Pacific Rim.

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

  •
  job postings and access to the resume database and related services delivered via the Internet, primarily our own website, http://www.monster.com;

  •
  searches for permanent and temporary employees, at the management and professional levels, and related services conducted through the Internet;

  •
  interactive advertising, sponsorships and referral fees, primarily on our own website, www.monstermoving.com,

  •
  Internet advertising services provided to our Directional Marketing clients;

  •
  custom website development, providing both creative content and technical expertise with a focus on employer-employee relationships;

  •
  the providing of interactive advertising services and technologies, which allow advertisers to measure and track sales, repeat traffic and other key statistics to enable such advertisers to greatly reduce costs, while driving only the most qualified users to their web sites; and

  •
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

        Our Directional Marketing division designs and executes yellow page advertising, resulting in an effective gross margin rate which approximated 18% of yellow page media billings in both the years ended 2001 and 2000. However, due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to 16.6% for the three months ended March 31, 2002. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

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

        Monstermoving    Our Monstermoving division earns commissions and fees from mortgage companies, real estate firms and other moving related companies through its online relocation portal, Monstermoving. Commissions and fees are derived from advertisements placed on the website and links to advertisers' websites, and are recognized over the stated terms of the contract, typically a three to twelve month period.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we will evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 to the Consolidated Condensed Financial Statements for a full discussion of our implementation of SFAS 142.

Long-Lived Assets

        Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Business Combinations

        For the period January 1, 2001 through December 31, 2001, we completed 35 acquisitions accounted for as purchases with estimated annual gross billings of approximately $242.6 million. No such acquisitions were made in the three months ended March 31, 2002. The results of operations of these businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

Results of Operations

        The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information (amounts in thousands).

	Three Months Ended March 31,
	2002	2001
GROSS BILLINGS:
Interactive(1)	$138,744	$182,730
Advertising & Communications	171,373	231,324
eResourcing(2)	83,656	116,827
Executive Search	17,762	31,489
Directional Marketing	145,484	129,726

Total	$557,019	$692,096

COMMISSIONS AND FEES:
Interactive(1)	$131,181	$160,715
Advertising & Communications	37,425	49,547
eResourcing(2)	80,349	113,486
Executive Search	17,762	31,489
Directional Marketing	24,100	21,958

Total	$290,817	$377,195

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)	94.5%	88.0%
Advertising & Communications	21.8%	21.4%
eResourcing(2)	96.0%	97.1%
Executive Search	100.0%	100.0%
Directional Marketing	16.6%	16.9%
Total	52.2%	54.5%
EBITDA (3):
Net income	$6,303	$5,694
Interest income, net	(298)	(5,046)
Income tax expense	5,360	8,712
Depreciation and amortization	14,635	17,077

EBITDA	$26,000	$26,437

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities	$(41,257)	$54,124
Cash used in investing activities	$(19,948)	$(45,977)
Cash used in financing activities	$(1,553)	$(14,116)
Effect of exchange rate changes on cash and cash equivalents	$(51)	$(3,334)

(1)
Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet.
(2)
Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.
(3)
Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures that determine our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity.

The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

        Gross billings for the three months ended March 31, 2002 were $557.0 million, a decrease of $135.1 million or 19.5% as compared to gross billings of $692.1 million for the three months ended March 31, 2001. This decrease in gross billings resulted primarily from the effect of a slowing global economy on our Interactive, Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $15.8 million or 12.1% in Directional Marketing gross billings, primarily due to a larger number of yellow page book closings in the first quarter of 2002 compared to the quarter ended March 31, 2001.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and into the first quarter of 2002. As a result, our total commissions and fees for the quarter ended March 31, 2002 were $290.8 million, a decrease of $86.4 million or 22.9% versus $377.2 million in 2001. The decrease is primarily related to our Monster, Advertising & Communications, Executive Search and eResourcing segments, which are particularly sensitive to fluctuations in the global economic and employment environment.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $131.2 million for the quarter ended March 31, 2002, a decrease of $29.5 million or 18.4% over the same period in 2001. Although total Interactive commissions and fees decreased, we continued to see a general migration of our business to the Internet, as Interactive commissions and fees represented 45.1% of our total commissions and fees for the three months ended March 31, 2002 versus 42.6% for the comparable period in 2001.

        Monster contributed Interactive commissions and fees of $108.8 million for the three months ended March 31, 2002, a decrease of $24.4 million or 18.4% over the $133.2 million reported in 2001. The decrease in Monster's commissions and fees reflects the increased unemployment rate and the effects of a slowing global economy. However, our operating margins remained strong as the division continues to modify its cost structure to conform to the current economic environment. In addition, traffic to our Monster properties continues to post record high amounts, as evidenced by our 15.4 million unique visitors reported by Media Metrix in the month of March 2002. We feel this positions our Monster properties to take advantage of future strength in the economic and employment markets.

        Advertising & Communications total commissions and fees, including its Interactive business, were $44.5 million for the quarter ended March 31, 2002, a 25.6% decrease from $59.9 million in 2001 as our clients continue to move their recruitment spending toward Internet-based solutions. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other services to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $37.4 million for the three months ended March 31, 2002, down from $49.5 million in 2001, a decline of 24.5%. Also reflecting the generally poor economic climate for recruitment advertising, the division's contribution to total Interactive commissions and fees decreased to $7.1 million, down 31.1% versus the prior year period of $10.3 million.

        eResourcing commissions and fees, including its Interactive business, were $91.6 million, down 27.1% from the $125.6 million for the same period last year. eResourcing's traditional business generated $80.3 million in commissions and fees during the three months ended March 31, 2002, down 29.2% from $113.5 million reported for the prior year period, reflecting lower commitments for both permanent employees and temporary contactors as a result of the weak global economic environment. During the three months ended March 31, 2002, eResourcing contributed $11.2 million to total Interactive commissions and fees, down 7.5% over the same period last year. The relative out-performance of eResourcing's Interactive operations reflects the division's strategy to leverage its traditional operations with Internet based solutions and the Monster resume database.

        Executive Search commissions and fees of $17.8 million in the first quarter of 2002 were down 43.6% from $31.5 million in the same period in 2001, again reflecting the continued impact that the slowing U.S. economy is having on executive level search placements, particularly in the United States.

        Directional Marketing commissions and fees, including its Interactive business, were $25.3 million for the three months ended March 31, 2002, an increase of $1.9 million or 8.1% compared to the $23.4 million reported in the three months ended March 31, 2001. The increase primarily reflects a larger number of yellow page book closings in the first quarter of 2002 than 2001. We expect full year 2002 commissions and fees to remain generally flat when compared to 2001.

        Monstermoving commissions and fees were $2.9 million for the three months ended March 31, 2002, compared to $3.6 million for the same period last year. The decrease is primarily due to the weak U.S. economy and its effect on our clients' allocation of advertising resources.

        Total operating expenses for the three months ended March 31, 2002 were $278.6 million, compared with $365.9 million for the same period in 2001. The decrease of $87.3 million or 23.9% is due primarily to cost cutting measures that were implemented beginning in the first quarter of 2001 and reduced marketing and promotion expense for our Monster products. Merger & integration costs decreased $7.5 million as we finalize the integration of our acquisitions accounted for as pooling-of-interests.

        Salaries and related costs for the three months ended March 31, 2002 were $164.0 million or 56.4% of total commissions and fees, compared with $198.5 million or 52.6% of total commissions and fees for the same period in 2001. The dollar decrease compared to the prior period primarily relates to the implementation of strategic cost cutting across all of our divisions and benefits from the integration of acquired businesses, partially offset by approximately $2.5 million of salaries expense related to severance in the three months ended March 31, 2002. We expect salaries and related costs as a percentage of commissions and fees to decrease through the remainder of 2002 as we continue to align our cost structure with current economic conditions.

        Office and general expenses for the three months ended March 31, 2002 were $70.7 million or 24.3% of total commissions and fees, compared with $86.6 million or 23.0% of commissions and fees for the same period in 2001. The decrease reflects our implementation of cost-cutting measures across all of our divisions, integration efficiencies and reductions in expenses for Directional Marketing due to improved operating efficiencies.

        Marketing and promotion expenses decreased $24.4 million to $30.3 million for the quarter ended March 31, 2002 from $54.7 million for March 31, 2001. The 44.5% decrease was due primarily to decreased marketing for our Interactive operations, as we scale back on the marketing of our Monster brands, particularly Europe.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended March 31, 2002, merger and integration costs were $12.7 million, a decrease of $7.5 million or 37.0%, compared with $20.2 million for the same period in 2001. These expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease of $7.5 million is a result of our adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), which abolished the pooling-of-interest method of accounting, and the finalization of our exit strategies related to our pooled businesses. The after tax effect of the merger and integration costs on diluted net income per share is $(0.08) and $(0.13) for the quarters ended March 31, 2002 and 2001, respectively.

        Amortization of intangibles was $0.9 million for the quarter ended March 31, 2002 compared to $5.9 million for the same period in 2001. The decrease relates to our adoption of SFAS No. 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. We have disclosed our March 2001 net income to reflect the exclusion of the after-tax effects of goodwill amortization as prescribed by SFAS 142. Had goodwill not been amortized in the prior period, amortization expense would have been $0.6 million in March 2001. The increase of $0.3 million relates primarily to the amortization of trademarks acquired in our purchase of Jobline International AB in July 2001.

        Operating income for the three months ended March 31, 2002 was $12.2 million, an increase of $0.9 million or 8.0% from $11.3 million for the comparable period in 2001. Excluding goodwill amortization, operating income would have been $16.5 million in the three months ended March 31, 2001.

        Net interest income was $0.3 million for the quarter ended March 31, 2002 compared to $5.0 million in the first quarter of 2001. The decrease of $4.7 million reflects substantially lower U.S. interest rates in 2002 and a lower average cash balance in the three months ended March 31, 2002.

        The provision for income taxes for the three months ended March 31, 2002 was $5.4 million on a pretax profit of $11.6 million, compared with a tax expense of $8.7 million on pretax profit of $14.2 million for 2001. The resulting effective tax rates were 46.2% and 61.2% for the three months ended March 31, 2002 and 2001, respectively. Our effective rate decreased primarily due to the elimination of non-deductible goodwill amortization expense in 2002 under new accounting standards, reduced expenditures of non-deductible pooling acquisition costs and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, and deviations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no prior history of profitability.

        Net income applicable to common and Class B common stockholders, adjusted to exclude goodwill amortization in 2001, was $6.3 million for the quarter ended March 31, 2002, or $0.06 per diluted share compared with net income of $10.2 million or $0.09 per diluted share for the prior period.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund (i) acquisitions, (ii) working capital, (iii) capital expenditures and (iv) marketing and development of our Interactive businesses. Our working capital requirements are generally higher in the quarters ending March 31 and June 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        At March 31, 2002, we had cash and cash equivalents totaling $277.8 million, compared to $340.6 million as of December 31, 2001. Our net use of cash of $62.8 million in the three months ended March 31, 2002, relates primarily to cash used in operating activities of $41.3 million, and was primarily due to seasonal directory publisher payments in our Directional Marketing operations. In addition, we paid income taxes of $15.2 million during the three months ended March 31, 2002 compared to $7.6 million in the prior period. Approximately $10.2 million of the first quarter 2002 payments were originally due prior to December 31, 2001, but were deferred under special relief established by Federal and state taxing authorities in response to the September 11th terrorist attacks. We also made cash payments of $7.6 million for merger and integration related costs during the first three months of 2002. Although deferred commissions and fees have continuously decreased since June 2001, the rate of decline has dropped from 18.4% in the three months ended September 30, 2001 to 2.6% in the period ended March 31, 2002. Our decrease in accounts receivable was primarily due to decreased commissions and fees, however days sales outstanding also dropped from 67 days in December 2001 to 64 days in March 2002.

        Cash used in investing activities was $19.9 million for the three months ended March 31, 2002 and included $10.8 million of payments related to the purchase and integration of purchase acquisitions completed in 2001. Also contributing to our decrease in cash in the first quarter of 2002 were capital expenditures of $9.1 million, as we continued to invest in information technology systems to integrate our worldwide operations and acquired companies onto common platforms.

        Cash used in financing activities was $1.6 million for the three months ended March 31, 2002 as a result of net repayments on debt of $6.6 million, offset by cash received from employee stock option exercises of $5.0 million. Debt payments primarily related to capital lease obligations and repayments under our primarily line of credit. Part of our acquisition strategy has been to pay portions of acquisition costs over time through the use of seller-financed notes, generally ranging from two to five years. Several of these notes allow for the lender to put a portion or all of the principal balance at various points during the year. In the event that all of these notes had to be paid in 2002, we would be obligated to pay the lenders approximately $57.2 million. Our current cash balance is sufficient to meet this demand.

        At March 31, 2002, we had a $185.0 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. Of such line, at March 31, 2002, approximately $138.6 million was unused and accounts receivable are sufficient to allow for the draw down of the entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had committed lines of credit aggregating $0.3 million for our operations in France and Brazil all of which was unused at March 31, 2002.

        We believe that our current cash and cash equivalents, primary line of credit, and anticipated cash to be generated from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the demand for yellow pages advertising.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires that the Company recognize acquired intangible assets, apart from goodwill, if the intangible assets meet certain criteria. Upon adoption, the Company must reclassify the carrying amounts of intangible assets and goodwill based on criteria in SFAS 141.

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

        We adopted SFAS 142 effective January 1, 2002 and are currently in the process of implementation. On a preliminary basis, we have estimated that the potential write-off of goodwill will be approximately $450 million. The goodwill write-off will be recorded as a one-time, non-cash charge in the second quarter of 2002, and will be reflected as a cumulative effect of a change in accounting principle. The charge will have no impact on our income from operations or cash flows.

        With the adoption of SFAS 142, the amortization of goodwill has ceased as of January 1, 2002. As a result, approximately $5.2 million pre-tax, or $0.04 in diluted earnings per share, net of tax, in the first quarter of 2001 has been eliminated for comparative purposes. On an annualized basis, we will eliminate amortization expense of approximately $23.8 million pre-tax, or $0.18 in diluted earnings per share, net of tax.

Outlook

Restructuring Charge

        We announced in our May 7, 2002 press release that we expect to take a pre-tax restructuring charge of approximately $75 million, or approximately $0.42 per diluted share on an after-tax basis, in the second quarter of 2002. Approximately $16 million of this charge is expected to be non-cash. The restructuring is a result of our strategic initiatives to further streamline our operations, lower our cost structure, integrate businesses previously acquired and improve our return on capital. The charge will reflect employee severance related to staff reductions of approximately 525 employees and facility exit costs related to the consolidation of approximately 80 office locations. We expect that this charge will benefit operating income and earnings by $30 million pre-tax, or $0.17 per diluted share after-tax, and by $50 million, or $0.27 per diluted share after-tax, for 2002 and 2003, respectively.

Second Quarter 2002 Guidance

        Our expectations for the second quarter 2002, shown below, exclude merger and integration costs, which are expected to be less than $5 million, the restructuring charge, and a one-time charge for the impairment of goodwill in accordance with SFAS 142 ($ in millions, except per share amounts):

	Three Months Ending June 30, 2002	Three Months Ended June 30, 2001	% Change
Commissions & Fees	$294.0	$383.6	-23%
Adjusted Operating Income	$25.0	$58.0	-57%
Adjusted EBITDA	$39.0	$73.0	-47%
Adjusted Diluted EPS	$0.14	$0.36	-61%

        For the three months ending June 30, 2002, we anticipate segment performance after overhead allocation as follows ($ in millions):

	Commissions & Fees	Adjusted Operating Margin
Monster	$111.0	25%
Monstermoving	4.0	-19%
Advertising & Communications	44.0	4%
eResourcing	96.0	-3%
Executive Search	19.0	0%
Directional Marketing	20.0	-2%

Total	$294.0	9%

Full-Year 2002 Guidance

        Due to continuing economic uncertainty, we revised our previously announced expectations for the year ending December 31, 2002. The expectations for the year 2002, discussed below, exclude merger and integration costs, the restructuring charge, and the one-time charge for the impairment of goodwill ($ in millions, except per share amounts):

	For the Year Ending 2002	For the Year Ended 2001	% Change
Commissions & Fees	$1,244.0	$1,448.1	-14.1%
Total Marketing & Promotion	$140.0	$196.1	-28.6%
Adjusted Operating Income	$160.0	$209.7	-23.7%
Adjusted EBITDA	$215.0	$262.5	-18.1%
Adjusted Diluted EPS	$0.90	$1.27	-29.1%

        For the full-year, we anticipate segment performance after overhead allocation of ($ in millions):

	Commissions & Fees	Adjusted Operating Margin
Monster	$472.0	26%
Monstermoving	16.0	-4%
Advertising & Communications	178.0	6%
eResourcing	402.0	3%
Executive Search	81.0	-2%
Directional Marketing	95.0	18%

Total	$1,244.0	13%

Full-Year 2003 Guidance

        We do not expect a robust economic environment in 2003; however, we do expect to realize modest revenue growth over 2002. As a result of the cost reduction initiatives that we have been focusing on since early 2001 and the $50 million in expected pre-tax savings due to the anticipated second quarter 2002 restructuring charge, we expect to benefit from significant profit leverage when the economy rebounds. On expected total commissions and fees of $1.35 billion, we anticipate diluted earnings per share of approximately $1.30 for the full-year 2003. There will not be any merger and integration charges or restructuring charges for the full-year 2003, and total marketing is anticipated to be $185 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At March 31, 2002 the utilized portion of our five-year financing agreement was approximately $46.4 million, including $14.1 million reflected as a reduction to accounts receivable and $32.3 million for standby letters of credit. Interest on the outstanding balance is charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of our borrowings are in the form of seller-financed notes and capitalized equipment leases. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans, non-functional currency denominated seller notes and non-functional currency denominated forecasted transactions, primarily acquisitions. At March 31, 2002, the fair value of these forward foreign exchange contracts was $101.3 million resulting in a change in net unrealized loss of $256 thousand for the three months ended March 31, 2002 reflected in our consolidated condensed statement of stockholders' equity. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, Sweden, Singapore, Spain, and the United Kingdom. For the three months ended March 31, 2002, approximately 42.7% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three months of 2002, we had a translation gain of $4.2 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar.

TMP WORLDWIDE INC.

PART II OTHER INFORMATION

ITEM 2(c).    CHANGES IN SECURITIES AND USE OF PROCEEDS

  1.
  On February 4, 2002, we issued 26,922 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a post-closing adjustment in connection with the acquisition of The Hamel Group, Inc.

  2.
  On March 18, 2002 we issued 954 shares of our common stock upon the exercise of a warrant assumed in the acquisition of Management Solutions, Inc.

  3.
  On March 22, 2002, we issued 2,500 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in connection with the acquisition of Cornell Technical Services, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

  10.1
  Employment letter agreement dated February 7, 2002 by and between TMP Worldwide Inc. and John Mclaughlin.

  10.2
  Employment letter agreement dated December 31, 2001 by and between TMP Worldwide Inc. and Michael Sileck.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TMP Worldwide Inc. (Registrant)
/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (Principal Financial Officer)

May 14, 2002

/s/ SEAN MILTON Sean Milton Vice President and Controller (Principal Accounting Officer)

May 14, 2002

QuickLinks

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
TMP WORLDWIDE INC. INDEX
PART I—FINANCIAL INFORMATION
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
TMP WORLDWIDE INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TMP WORLDWIDE INC. PART II OTHER INFORMATION
SIGNATURE