Form 10-Q
period 2002-06-30
TMP WORLDWIDE INC
filed 2002-08-14
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Class	Outstanding on August 8, 2002
Common Stock	106,914,825
Class B Common Stock	4,762,000

TMP WORLDWIDE INC.
INDEX

Report of Independent Certified Public Accountants

Board of Directors
TMP Worldwide Inc.
New York, New York

        We have reviewed the consolidated condensed balance sheet of TMP Worldwide Inc. as of June 30, 2002, the related consolidated condensed statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2002 and 2001, the consolidated condensed statement of stockholders' equity for the six-month period ended June 30, 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                      /s/ BDO SEIDMAN, LLP
                      BDO SEIDMAN, LLP

New York, New York
August 6, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TMP WORLDWIDE INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$213,340	$340,581
Accounts receivable, net	496,385	507,373
Work-in-process	31,084	27,480
Prepaid and other	115,422	130,484

Total current assets	856,231	1,005,918
Property and equipment, net	166,833	192,695
Intangibles, net	554,031	939,847
Other assets	80,984	67,902

	$1,658,079	$2,206,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353,233	$401,031
Accrued expenses and other liabilities	213,506	278,522
Accrued integration and restructuring costs	35,922	44,121
Accrued business reorganization costs	67,271	—
Deferred commissions & fees	139,081	139,100
Current portion of long-term debt	25,048	66,834

Total current liabilities	834,061	929,608
Long-term debt, less current portion	5,330	9,130
Other long-term liabilities	19,512	38,362

Total liabilities	858,903	977,100

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued and outstanding: 106,703 and 106,181 shares, respectively	106	106
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,275,530	1,263,340
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(36,386)	(91,437)
Unrealized gain on forward foreign exchange contracts	804	332
Retained earnings (deficit)	(440,883)	56,916

Total stockholders' equity	799,176	1,229,262

	$1,658,079	$2,206,362

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Commissions & fees	$290,960	$383,606	$581,776	$760,801

Operating expenses:
Salaries & related	161,499	195,802	325,483	394,325
Office & general	71,990	73,154	142,695	159,799
Marketing & promotion	34,406	56,017	64,736	110,694
Merger & integration	(1,063)	21,533	11,650	41,726
Business reorganization and other special charges	114,420	—	114,420	—
Amortization of intangibles	776	6,217	1,691	12,105

Total operating expenses	382,028	352,723	660,675	718,649

Operating income (loss)	(91,068)	30,883	(78,899)	42,152
Interest and other income (expense), net	—	5,819	(573)	8,775

Income (loss) before provision (benefit) for income taxes and minority interests	(91,068)	36,702	(79,472)	50,927
Provision (benefit) for income taxes	(14,354)	17,254	(8,994)	25,966

Income (loss) before minority interests	(76,714)	19,448	(70,478)	24,961
Minority interests	(985)	(379)	(1,053)	(560)

Income (loss) before cumulative effect of change in accounting principle	(75,729)	19,827	(69,425)	25,521
Cumulative effect of change in accounting principle, net of tax	(428,374)	—	(428,374)	—

Net income (loss) applicable to common and Class B common stockholders	$(504,103)	$19,827	$(497,799)	$25,521

Reported net income (loss)	$(504,103)	$19,827	$(497,799)	$25,521
Add back: Goodwill amortization, net of tax	—	4,772	—	9,285

Adjusted net income (loss)	$(504,103)	$24,599	$(497,799)	$34,806

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.68)	$0.18	$(0.62)	$0.24
Cumulative effect of change in accounting principle, net of tax	(3.85)	—	(3.85)	—

Reported net income (loss)	(4.53)	0.18	(4.47)	0.24
Add back: Goodwill amortization, net of tax	—	0.05	—	0.08

Adjusted net income (loss)	$(4.53)	$0.23	$(4.47)	$0.32

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.68)	$0.17	$(0.62)	$0.23
Cumulative effect of change in accounting principle, net of tax	(3.85)	—	(3.85)	—

Reported net income (loss)	(4.53)	0.17	(4.47)	0.23
Add back: Goodwill amortization, net of tax	—	0.05	—	0.08

Adjusted net income (loss)	$(4.53)	$0.22	$(4.47)	$0.31

Weighted average shares outstanding:
Basic	111,399	109,024	111,290	108,573

Diluted	111,399	113,717	111,290	113,224

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Net income (loss) applicable to common and Class B common stockholders	$(504,103)	$19,827
Change in net unrealized gain on forward foreign exchange contracts, net of tax	728	—
Change in cumulative foreign currency translation adjustment	50,885	(6,902)

Comprehensive income (loss)	$(452,490)	$12,925

	Six Months Ended June 30,
	2002	2001
Net income (loss) applicable to common and Class B common stockholders	$(497,799)	$25,521
Change in net unrealized gain on forward foreign exchange contracts, net of tax	472	—
Change in cumulative foreign currency translation adjustment	55,051	(13,635)

Comprehensive income (loss)	$(442,276)	$11,886

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)
(unaudited)

	Common Stock, $0.001 Par Value		Class B Common Stock, $0.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	106,181	$106	4,762	$5	$1,263,340	$(91,105)	$56,916	$1,229,262
Issuance of common stock in connection with the exercise of employee stock options	424	—	—	—	7,118	—	—	7,118
Tax benefit of stock options exercised	—	—	—	—	1,523	—	—	1,523
Issuance of common stock in connection with employee stay bonuses and other, net of cancellations	98	—	—	—	3,549	—	—	3,549
Change in net unrealized gain on forward foreign exchange contracts, net of tax	—	—	—	—	—	472	—	472
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	55,051	—	55,051
Net loss	—	—	—	—	—	—	(497,799)	(497,799)

Balance, June 30, 2002	106,703	$106	4,762	$5	$1,275,530	$(35,582)	$(440,883)	$799,176

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(497,799)	$25,521

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	428,374	—
Depreciation and amortization	28,755	36,136
Provision for doubtful accounts	3,720	6,508
Net loss on disposal and write-off of fixed assets	21,047	—
Net loss on write-off of other assets	14,796	—
Tax benefit of stock options exercised	1,523	11,451
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	3,549	6,329
Provision (benefit) for deferred income taxes	(14,940)	9,161
Effect of pooled companies included in more than one period	—	(618)
Minority interests	(1,053)	(560)
Changes in assets and liabilities, net of effects of purchases of businesses:
Decrease in accounts receivable	7,268	56,057
(Increase) decrease in work-in-process, prepaid and other	(5,732)	18,416
Decrease in deferred commissions & fees	(19)	(33)
Increase in accrued business reorganization costs	67,271	—
Decrease in accounts payable and accrued liabilities	(111,620)	(89,306)

Total adjustments	442,939	53,541

Net cash provided by (used in) operating activities	(54,860)	79,062

Cash flows from investing activities:
Capital expenditures	(22,249)	(35,687)
Payments for purchases of businesses and intangible assets, net of cash acquired	(16,047)	(63,871)
Purchases of long term investments	—	(6,550)

Net cash used in investing activities	(38,296)	(106,108)

Cash flows from financing activities:
Payments on capitalized leases	(2,439)	(2,469)
Borrowings under line of credit and proceeds from issuance of debt	17,920	30,747
Repayments under line of credit and principal payments on debt	(61,067)	(52,567)
Cash received from the exercise of employee stock options	7,118	27,635
Dividends paid by pooled entities	—	(7,825)

Net cash used in financing activities	(38,468)	(4,479)

Effect of exchange rate changes on cash and cash equivalents	4,383	(3,949)

Net decrease in cash and cash equivalents	(127,241)	(35,474)
Cash and cash equivalents, beginning of period	340,581	576,265

Cash and cash equivalents, end of period	$213,340	$540,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,239	$3,534
Income taxes	$16,157	$9,144

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

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company adheres to the same accounting policies in preparation of interim financial statements.

        For the period July 1, 2001 through December 31, 2001, the Company completed 18 acquisitions using the purchase method of accounting. No such acquisitions were completed during the six months ended June 30, 2002. Given the significant number of acquisitions affecting the prior year period, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

        The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

	Three Months Ended June 30,
	2002	2001
Temporary contracting revenue	$200,173	$233,535
Temporary contracting costs	161,095	178,617

Temporary contracting billings/commissions & fees	$39,078	$54,918

	Six Months Ended June 30,
	2002	2001
Temporary contracting revenue	$389,970	$463,523
Temporary contracting costs	312,488	357,385

Temporary contracting billings/commissions & fees	$77,482	$106,138

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effects of common shares issuable upon exercise of employee stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating the Company's weighted average basic and diluted earnings per common and Class B common share is as follows:

	Three Months Ended June 30,
	2002		2001
Basic	111,399		109,024
Effect of assumed conversion of stock options	—	*	4,693	*

Diluted	111,399		113,717

	Six Months Ended June 30,
	2002		2001
Basic	111,290		108,573
Effect of assumed conversion of stock options	—	*	4,651	*

Diluted	111,290		113,224

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 9,063 and 2,321 for the three months ended June 30, 2002 and 2001, respectively, and 7,837 and 2,314 for the six months ended June 30, 2002 and 2001, respectively.

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

NOTE 3—BUSINESS COMBINATIONS

Acquisitions Accounted for using the Purchase Method

        During the year ended December 31, 2001, the Company completed 35 acquisitions using the purchase method of accounting. No such acquisitions were made during the six months ended June 30, 2002. The summarized unaudited pro forma results of operations set forth below for the six month period ended June 30, 2001 and the year ended December 31, 2001 assume the acquisitions in 2001 occurred as of the beginning of the year of acquisition and apply the accounting rules that were in effect at the date of acquisition. As of January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the amortization of goodwill has ceased. As a result, $9,285 and $20,470 of goodwill amortization expense, net of tax, that will not continue in future periods, is included in the pro forma results for the six months ended June 30, 2001 and the year ended December 31, 2001, respectively.

	Six Months Ended June 30, 2001	Year Ended December 31, 2001
Commissions & fees	$834,391	$1,533,781
Net income (loss) applicable to common and Class B common stockholders	$(12,557)	$22,476
Net income (loss) per common and Class B common share:
Basic	$(0.12)	$0.20
Diluted	$(0.12)	$0.20

        The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions, the Company expensed merger & integration costs of $11,650 for the six months ended June 30, 2002. Of this amount $472 is for merger costs and $11,178 is for integration costs.

        The merger costs of $472 for the six months ended June 30, 2002 consist primarily of transaction related costs, including legal, accounting, tax and advisory fees. The $11,178 of integration costs consist of: (a) $8,909 for assumed lease obligations of closed facilities, (b) a $43 benefit associated with the consolidation of acquired facilities and associated asset write-offs and (c) $2,312 for severance, relocations and other employee costs. See schedule of Accrued Integration and Restructuring Costs below.

        In connection with pooling of interests transactions, the Company expensed merger & integration costs of $41,726 for the six months ended June 30, 2001. Of this amount, $15,126 was for merger costs and $26,600 was for integration costs.

        The merger costs of $15,126 for the six months ended June 30, 2001 consist of (1) $1,405 of non-cash employee stay bonus amortization which relates to $1,864 recorded as prepaid compensation with a corresponding long-term liability, being expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $1,126 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $7,791 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $4,804 in severance costs for managers and staff of pooled companies. The $26,600 of integration costs consist of: (a) $2,036 for assumed lease obligations of closed facilities, (b) $18,600 for consolidation of acquired facilities and associated write-offs and (c) $5,964 for severance, relocations and other employee costs.

Accrued Integration and Restructuring Costs

        In connection with its acquisitions, the Company formulated plans to integrate the operations of the acquired companies. Such plans involve the closure of offices and the elimination of redundant management and employees. The objectives of the plans are to take advantage of the Company's existing operating infrastructure and efficiencies or to develop efficiencies from the infrastructure of the acquired companies, and to create a single brand in the related markets in which the Company operates. Accrued integration and restructuring charges are not associated with the business reorganization initiatives that the Company announced in the second quarter of 2002 (see Note 5).

        In connection with plans to integrate operations of acquired companies, during the six months ended June 30, 2002, the Company (i) expensed, as part of merger and integration expenses, $11,178 for companies acquired in transactions accounted for as poolings of interests and (ii) increased goodwill by $5,038 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

		Additions		Deductions
	Balance December 31, 2001	Charged to goodwill	Expensed	Applied against related asset	Payments	Balance June 30, 2002
Assumed obligations on closed leased facilities	$17,617	$(1,883)	$8,909	$(354)	$(5,183)	$19,106	(a)
Consolidation of acquired facilities	15,588	8,902	(43)	(536)	(8,974)	14,937	(b)
Contracted lease payments exceeding current market costs	498	(112)	—	—	(96)	290	(c)
Severance, relocation and other employee costs	9,833	(1,869)	2,312	(1,688)	(7,287)	1,301	(d)
Pension obligations	585	—	—	—	(297)	288	(e)

Total	$44,121	$5,038	$11,178	$(2,578)	$(21,837)	$35,922

(a)
Accrued liabilities for surplus property in the amount of $19,106 as of June 30, 2002 relate to 77 leased office locations of acquired companies that were either unutilized prior to the acquisition date or will be closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b)
Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $14,937 as of June 30, 2002 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c)
Above market lease costs in the amount of $290 as of June 30, 2002 relate to the present value of contractual lease payments in excess of current market lease rates.

(d)
Estimated employee severance and relocation expenses and other employee costs in the amount of $1,301 as of June 30, 2002 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of June 30, 2002, the accrual related to approximately 112 employees including senior management, sales, service and administrative personnel. During the six months ended June 30, 2002, payments of $7,287 were made to 359 employees for severance and charged against the reserve.

(e)
Pension obligations in the amount of $288 relate to the Company's acquisition of Austin Knight Ltd.

        The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of preliminary plans relating to purchased entities, additions to acquisition-related restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS 141 as of July 1, 2001.

        As of January 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

        In conjunction with the implementation of the new accounting standards for goodwill, the Company has completed the transitional goodwill impairment review. The impairment review is based on a discounted cash flow approach that uses the Company's estimates of future market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result of the adoption of SFAS 142, the Company recorded a non-cash impairment charge of $448,374 ($428,374, net of tax) to reduce the carrying value of its goodwill. The impairment charge has been reflected as a cumulative effect of change in accounting principle, net of tax, in the accompanying consolidated condensed statement of operations.

        A summary of changes in the Company's goodwill during the six months ended June 30, 2002, by business segment is as follows:

	December 31, 2001	Additions & Adjustments	Impairments	Currency Translation Adjustment	June 30, 2002
Monster(a)	$149,496	$27,888	$—	$13,024	$190,408
Advertising & Communications(b)	254,646	(22,277)	(126,000)	11,808	118,177
eResourcing(a)	432,871	(18,385)	(274,000)	26,505	166,991
Executive Search	24,093	—	(19,000)	463	5,556
Directional Marketing(b)	30,128	21,684	—	(302)	51,510
Monstermoving	29,374	—	(29,374)	—	—

Total	$920,608	$8,910	$(448,374)	$51,498	$532,642

(a)
In the six months ended June 30, 2002, the business of Sales Search Rekrytering & Urval I Stockholm AB, a July, 2001, acquisition was moved from the Company's eResourcing division to its Monster division as a result of a regional consolidation.
(b)
In the six months ended June 30, 2002, the business of U.S. Motivation, a September, 2001 acquisition, was moved from the Company's Advertising & Communications division to its Directional Marketing division as a result of management realignment.

        As of June 30, 2002 and December 31, 2001, the Company's intangible assets consisted of the following:

	June 30, 2002	December 31, 2001
Indefinite-lived Intangible Assets
Goodwill	$532,642	$920,608
Amortizable Intangible Assets
Non-compete agreements	7,187	5,266
Accumulated amortization	(4,926)	(3,400)
Client lists	23,410	24,159
Accumulated amortization	(12,728)	(13,535)
Trademarks	7,704	7,173
Accumulated amortization	(1,011)	(1,404)
Other amortizable intangibles	2,242	1,286
Accumulated amortization	(489)	(306)

Total intangibles	573,185	958,492
Total accumulated amortization	(19,154)	(18,645)

Net intangibles	$554,031	$939,847

        Amortization expense for the three and six months ended June 30, 2002 was $776 and $1,691. Amortization expense for each of the five succeeding years is estimated to be approximately $3 million to $4 million per year.

NOTE 5—BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

        In the second quarter of 2002, the Company announced a reorganization initiative to further streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. This reorganization program includes a workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that are no longer part of the Company's strategic plan.

        As a result of the reorganization initiative, the Company recorded business reorganization and other special charges of $114,420, classified as a component of operating expenses, for the three and six months ended June 30, 2002. In addition, the Company expects to incur approximately $4,000 more of such costs through the remainder of 2002. Information relating to the business reorganization and other special charges is as follows:

Workforce Reduction

        In the second quarter of 2002, the Company incurred business reorganization costs to reduce its global workforce by approximately 1,000 employees, of which approximately 750 full-time employees were terminated during the three months ended June 30, 2002. The remaining approximately 250 employees were notified of their termination on or prior to June 30, 2002. As a result, the Company recorded a workforce reduction charge of $38,505 for the three and six months ended June 30, 2002, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities and Other Special Charges

        During the three months ended June 30, 2002, the Company recorded charges of $75,915 relating to consolidation of excess facilities, write-down of investments, professional fees and other charges. Consolidation of excess facilities includes: (a) $45,777 relating to future lease obligations, non-cancelable lease costs and other contractual arrangements with third parties, and (b) $14,993 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for the write-down of investments in and loans to certain businesses that are no longer considered to be part of TMP's strategic plan. Professional fees and other charges, primarily related to workforce reduction and the items above, were $5,403.

        A summary of the business reorganization costs and other special charges is outlined as follows:

Business Reorganization Costs	Total Charge	Noncash Charges	Cash Payments	Liability at June 30, 2002
Workforce reduction	$38,505	$(5,054)	$(12,413)	$21,038
Consolidation of excess facilities	60,770	(15,468)	(2,574)	42,728
Write-down of investments	9,742	(9,742)	—	—
Professional fees and other	5,403	—	(1,898)	3,505

Total	$114,420	$(30,264)	$(16,885)	$67,271

NOTE 6—SEGMENT AND GEOGRAPHIC DATA

        The Company operates in six business segments: Monster®, Advertising & Communications, eResourcing, Executive Search, Directional Marketing and Monstermovingsm. Operations are conducted in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia, New Zealand and Hong Kong), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the three and six month periods ended June 30, 2002 and 2001. Corporate level operating expenses are allocated to the segments and are included in the operating results below.

        The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. As a result, fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. Excluding fees from the agency/media relationship between our Advertising & Communications and Monster divisions, fees from cross-selling were $7.7 million and $17.5 million, respectively for the three and six months ended June 30, 2002 and $10.4 million and $17.2 million, respectively for the three and six months ended June 30, 2001. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three months ended June 30, 2002 and 2001, these commissions were $2.5 million and $1.5 million, respectively and for the six months ended June 30, 2002 and 2001, these commissions were $4.9 million and $4.5 million, respectively.

        During the three months ended June 30, 2002, the Company moved the business of U.S. Motivation, a September 2001 acquisition, from its Advertising and Communications segment to its Directional Marketing segment as a result of a management realignment. As a result, the operations of U.S. Motivation are included in the Directional Marketing results below from January 1, 2002. For the three and six months ended June 30, 2002 U.S. Motivation reported commission and fees of $3.4 million and $6.9 million respectively and operating income of $0.6 million and $1.3 million respectively.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- moving	Total
For the three months ended June 30, 2002
Commissions & fees:
Traditional sources	$—	$36,988	$83,016	$17,992	$22,367	$—	$160,363
Interactive sources	104,687	8,516	12,556	385	1,487	2,966	130,597

Total commissions & fees	104,687	45,504	95,572	18,377	23,854	2,966	290,960

Operating expenses:
Salaries & related, office & general and marketing & promotion	85,488	41,046	97,883	17,075	22,402	4,001	267,895
Merger & integration costs	978	(3,111)	1,240	(22)	5	(153)	(1,063)
Business reorganization & other special charges	24,440	21,885	37,740	14,986	8,383	6,986	114,420
Amortization of intangibles	382	85	85	100	113	11	776

Total operating expenses	111,288	59,905	136,948	32,139	30,903	10,845	382,028

Operating loss	$(6,601)	$(14,401)	$(41,376)	$(13,762)	$(7,049)	$(7,879)	(91,068)

Total other expense, net	*	*	*	*	*	*	—

Loss before provision (benefit) for income taxes and minority interests	*	*	*	*	*	*	$(91,068)

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- Moving	Total
For the three months ended June 30, 2001
Commissions & fees:
Traditional sources	$—	$42,971	$111,116	$32,517	$24,450	$—	$211,054
Interactive sources	142,189	6,263	18,562	9	1,908	3,621	172,552

Total commissions & fees	142,189	49,234	129,678	32,526	26,358	3,621	383,606

Operating expenses:
Salaries & related, office & general and marketing & promotion	105,517	46,163	115,856	30,003	20,559	6,875	324,973
Merger & integration costs	2,347	7,115	7,578	(1,159)	—	5,652	21,533
Amortization of intangibles (a)	593	1,330	3,185	330	429	350	6,217

Total operating expenses	108,457	54,608	126,619	29,174	20,988	12,877	352,723

Operating income (loss)	$33,732	$(5,374)	$3,059	$3,352	$5,370	$(9,256)	30,883

Total other income, net	*	*	*	*	*	*	5,819

Income before provision for income taxes and minority interests	*	*	*	*	*	*	$36,702

(a)
Includes goodwill amortization as follows:

Monster	$326
Advertising and Communications	1,210
eResourcing	3,100
Executive Search	322
Directional Marketing	234
Monstermoving	350

Total	$5,542

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- Moving	Total
For the six months ended June 30, 2002
Commissions & fees:
Traditional sources	$—	$71,137	$163,365	$35,753	$49,743	$—	$319,998
Interactive sources	213,411	15,418	23,772	382	2,897	5,898	261,778

Total commissions & fees	213,411	86,555	187,137	36,135	52,640	5,898	581,776

Operating expenses:
Salaries & related, office & general and marketing & promotion	166,578	83,812	195,684	37,961	41,450	7,429	532,914
Merger & integration costs	1,206	3,565	7,536	(578)	67	(146)	11,650
Business reorganization & other special charges	24,440	21,885	37,740	14,986	8,383	6,986	114,420
Amortization of intangibles	759	163	172	224	352	21	1,691

Total operating expenses	192,983	109,425	241,132	52,593	50,252	14,290	660,675

Operating income (loss)	$20,428	$(22,870)	$(53,995)	$(16,458)	$2,388	$(8,392)	(78,899)

Total other expense, net	*	*	*	*	*	*	(573)

Loss before provision (benefit) for income taxes and minority interests	*	*	*	*	*	*	$(79,472)

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	eResourcing	Executive Search	Directional Marketing	Monster- moving	Total
For the six months ended June 30, 2001
Commissions & fees:
Traditional sources	$—	$92,518	$224,602	$64,006	$46,408	$—	$427,534
Interactive sources	275,432	16,585	30,687	19	3,336	7,208	333,267

Total commissions & fees	275,432	109,103	255,289	64,025	49,744	7,208	760,801

Operating expenses:
Salaries & related, office & general and marketing & promotion	205,187	106,413	237,052	60,949	41,114	14,103	664,818
Merger & integration costs	2,358	12,153	18,966	(639)	—	8,888	41,726
Amortization of intangibles (a)	1,229	2,704	5,978	653	849	692	12,105

Total operating expenses	208,774	121,270	261,996	60,963	41,963	23,683	718,649

Operating income (loss)	$66,658	$(12,167)	$(6,707)	$3,062	$7,781	$(16,475)	42,152

Total other income, net	*	*	*	*	*	*	8,775

Income before provision for income taxes and minority interests	*	*	*	*	*	*	$50,927

(a)
Includes goodwill amortization as follows:

Monster	$700
Advertising and Communications	2,469
eResourcing	5,821
Executive Search	637
Directional Marketing	464
Monstermoving	692

Total	$10,783

*
Not allocated.

Information by geographic region	United States	Asia/ Pacific	United Kingdom	Continental Europe	Other (a)	Total
For the three months ended June 30, 2002
Total commissions & fees	$160,257	$37,737	$50,996	$36,150	$5,820	$290,960
Income (loss) before provision (benefit) for income taxes and minority interests	$(52,205)	$(11,528)	$(2,159)	$(25,859)	$683	$(91,068)
For the three months ended June 30, 2001
Total commissions & fees	$233,077	$44,017	$58,357	$41,674	$6,481	$383,606
Income (loss) before provision (benefit) for income taxes and minority interests (b)	$32,669	$4,773	$6,115	$(6,307)	$(548)	$36,702
Information by geographic region	United States	Asia/ Pacific	United Kingdom	Continental Europe	Other (a)	Total
For the six months ended June 30, 2002
Total commissions & fees	$326,900	$71,433	$98,126	$73,649	$11,668	$581,776
Income (loss) before provision (benefit) for income taxes and minority interests	$(33,207)	$(11,023)	$(6,958)	$(27,595)	$(689)	$(79,472)
For the six months ended June 30, 2001
Total commissions & fees	$461,361	$87,232	$111,939	$86,311	$13,958	$760,801
Income (loss) before provision (benefit) for income taxes and minority interests (b)	$57,885	$6,831	$(4,465)	$(9,450)	$126	$50,927

(a)
Includes the Americas other than the United States.

(b)
Includes goodwill amortization of $5,542 for the three months ended June 30, 2001 and $10,783 for the six months ended June 30, 2001.

21

TMP WORLDWIDE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our ability to manage our growth, (ii) our risks associated with expansion, (iii) our ability to maximize the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing, (iv) the risks we face relating to developing technology, including the Internet, (v) our heavy reliance on our information systems and the potential that if we lose technology, or fail to further develop our technology, our business could be harmed, (vi) our vulnerability to intellectual property infringement claims brought against us by others, (vi) computer viruses may cause our systems to incur delays or interruptions, (vii) our markets are highly competitive, (viii) our operating results fluctuate from quarter to quarter, (ix) our operations will be affected by global economic fluctuations, (x) we face risks relating to our foreign operations, (xi) our dependence on our highly skilled professionals, (xii) we face risks maintaining our professional reputation and brand name, (xiii) we face restrictions imposed by blocking arrangements, (xiv) we are subject to potential legal liability from both clients and employers, and our insurance coverage may not cover all of our potential liability, (xv) traditional media remains important to us (xvi) we depend on key management personnel, (xvii) we are influenced by a principal stockholder, (xviii) effects of anti-takeover provisions could inhibit the acquisition of TMP by others, (xix) terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or civil disturbances could lead to further economic instability and depress our stock price, (xx) there may be volatility in our stock price and (xxi) the risks we face associated with government regulation. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2001 for more information.

Overview

        We have built Monster® (http://www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and executive search and selection agencies. Employers and professional recruiters, look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of June 2002 contained more than 18 million resumes. We are also the world's largest yellow pages advertising agency.

        We have built our Interactive platform by expanding our Interactive businesses into certain European countries, migrating our traditional businesses to the Internet and adding new Interactive services. Monster is the leading global career portal on the Web with over 41 million visits in June 2002 according to I/Pro. The Monster global network consists of local language and content sites in 22 countries, throughout North America, Europe and the Asia Pacific Rim.

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

        Commissions and fees related to our Interactive businesses are derived from:

  •
  the placement of job postings and access to our on-line resume database and related services delivered via the Internet, primarily our own website, http://www.monster.com;

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

        Our Directional Marketing division designs and executes yellow page advertising, resulting in an effective gross margin rate which approximated 18% of yellow page media billings in the year ended December 31, 2001. However, due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to 15.8% for the three months ended June 30, 2002. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned.

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

        Directional Marketing.    Our Directional Marketing division derives commissions and fees primarily from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow page advertisements are recognized on the publication's closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income.

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

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we will evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. See Note 4 to the Consolidated Condensed Financial Statements for a full discussion of our implementation of SFAS 142.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated condensed statement of operations as a cumulative effect of change in accounting principle for the three and six months ended June 30, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. The write-down of goodwill shown as a cumulative effect of change in accounting principle in our consolidated condensed statement of operations for the three and six months ended June 30, 2002 was determined using the forward-looking information that was available to us on January 1, 2002.

Business Combinations

        For the period January 1, 2001 through December 31, 2001, we completed 35 acquisitions accounted for as purchases with estimated annual gross billings of approximately $242.6 million. There were no such acquisitions during the six months ended June 30, 2002. The results of operations of these businesses are included in the accompanying consolidated condensed financial statements from their respective dates of acquisition. Given the significant number of acquisitions affecting the prior periods, the results of operations from period to period may not necessarily be comparable.

Results of Operations

        The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
GROSS BILLINGS:
Interactive(1)	$139,457	$189,658	$278,201	$372,388
Advertising & Communications	146,835	185,976	296,960	417,300
eResourcing(2)	85,388	117,086	169,044	233,913
Executive Search	17,992	32,518	35,754	64,007
Directional Marketing	141,837	145,621	308,569	275,347

Total	$531,509	$670,859	$1,088,528	$1,362,955

COMMISSIONS AND FEES:
Interactive(1)	$130,597	$172,552	$261,778	$333,267
Advertising & Communications	36,988	42,971	71,137	92,518
eResourcing(2)	83,016	111,116	163,365	224,602
Executive Search	17,992	32,517	35,753	64,006
Directional Marketing	22,367	24,450	49,743	46,408

Total	$290,960	$383,606	$581,776	$760,801

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)	93.6%	91.0%	94.1%	89.5%
Advertising & Communications	25.2%	23.1%	24.0%	22.2%
eResourcing(2)	97.2%	94.9%	96.6%	96.0%
Executive Search	100.0%	100.0%	100.0%	100.0%
Directional Marketing	15.8%	16.8%	16.1%	16.9%
Total	54.7%	57.2%	53.4%	55.8%

EBITDA (3):
Income (loss) before provision (benefit) for income taxes	$(91,068)	$36,702	$(79,472)	$50,927
Interest expense (income), net	217	(4,329)	(81)	(9,375)
Minority interests	985	379	1,053	560
Depreciation and amortization	14,120	19,176	28,755	36,136

EBITDA	$(75,746)	$51,928	$(49,745)	$78,248

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities	$(13,603)	$24,938	$(54,860)	$79,062
Cash used in investing activities	$(18,348)	$(60,131)	$(38,296)	$(106,108)
Cash provided by (used in) financing activities	$(36,915)	$9,637	$(38,468)	$(4,479)
Effect of exchange rate changes on cash and cash equivalents	$4,434	$(615)	$4,383	$(3,949)

(1)
Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services, employment searches and temporary contracting services sourced through the Internet.

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

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        Gross billings for the three months ended June 30, 2002 were $531.5 million, a decrease of $139.4 million or 20.8% as compared to gross billings of $670.9 million for the three months ended June 30, 2001. This decrease resulted primarily from the effects of a challenging global economy across all of our divisions as we continue to be affected by the weak employment market.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and into the second quarter of 2002. As a result, our total commissions and fees for the quarter ended June 30, 2002 were $291.0 million, a decrease of $92.6 million or 24.2% versus $383.6 million in 2001, which includes a $6.4 million benefit from the weakening U.S. dollar in the second quarter of 2002. The decrease is primarily related to our Monster, Advertising & Communications, Executive Search and eResourcing segments, which are particularly sensitive to fluctuations in the global economic and employment environment. In addition, our Directional Marketing division continues to experience declining commission rates from yellow pages publishers.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving related services, employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $130.6 million for the quarter ended June 30, 2002, a decrease of $42.0 million or 24.3% over the same period in 2001.

        Monster contributed Interactive commissions and fees of $104.7 million for the three months ended June 30, 2002, a decrease of $37.5 million or 26.4% from the $142.2 million reported in 2001. The decrease in Monster's commissions and fees reflects the increased unemployment rate and the effects of a challenging global employment environment. We continue to capitalize on cross-selling opportunities with our traditional lines of business and introduce new revenue generating products, such as Monster JobMatch, to prospective and existing client companies. In addition, our Monster properties were the 26th most visited properties on the Internet in the month of June, 2002, with more than 14.2 million unique visitors reported by ComScore/Media Metrix. We feel this positions our Monster properties to take advantage of future strength in the economy and labor markets.

        Advertising & Communications total commissions and fees, including its Interactive business, were $45.5 million for the quarter ended June 30, 2002, a 7.6% decrease from $49.2 million in 2001. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other solutions to support corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $37.0 million for the three months ended June 30, 2002, down from $43.0 million in 2001, a decline of 13.9%. However, the division's contribution to total Interactive commissions and fees increased to $8.5 million, up 36.0% versus the prior year period of $6.3 million, as clients continue to migrate towards online recruitment solutions and Interactive employer/employee communications and retention services.

        eResourcing commissions and fees, including its Interactive business, were $95.6 million, down 26.3% from the $129.7 million for the same period last year. eResourcing's traditional business generated $83.0 million in commissions and fees during the three months ended June 30, 2002, down 25.3% from $111.1 million reported for the prior year period, reflecting lower commitments for both permanent placements and temporary contactors as a result of the weak global labor markets. During the three months ended June 30, 2002, eResourcing contributed $12.6 million to total Interactive commissions and fees, down 32.4% over the same period last year.

        Executive Search commissions and fees, including its Interactive operations, were $18.4 million in the second quarter of 2002 were down 43.5% from $32.5 million in the same period in 2001, again reflecting the continued impact that the global economy is having on executive level search placements, particularly in the United States.

        Directional Marketing commissions and fees, including its Interactive business, were $23.9 million for the three months ended June 30, 2002, a decrease of $2.5 million or 9.5% compared to the $26.4 million reported in the three months ended June 30, 2001. The decrease primarily reflects fewer yellow page directory closings in the second quarter of 2002 than 2001 and the continued pressure that yellow page directory publishers are placing on commission rates. As a result, Directional Marketing's traditional commissions and fees as a percent of gross billings were 15.8% in the second quarter of 2002, compared to 16.8% in the second quarter of 2001. In addition, for the three months ended June 30, 2002, the results of Directional Marketing include total commissions and fees of $3.4 million related to the business of U.S. Motivation, a September 2001 acquisition that was previously being managed by our Advertising & Communications division. We made this strategic change so that U.S. Motivation can take better advantage of the client franchise base that Directional Marketing has established.

        Monstermoving commissions and fees were $3.0 million for the three months ended June 30, 2002, compared to $3.6 million for the same period last year. The decrease is primarily due to the weak U.S. economy and its effect on our clients' allocation of advertising resources.

        Total operating expenses for the three months ended June 30, 2002 were $382.0 million, compared with $352.7 million for the same period in 2001. The increase of $29.3 million or 8.3% is due primarily to our business reorganization and other special charges initiatives of $114.4 million, partially offset by the benefits from our 2001 and 2002 cost-cutting measures and the effects of no goodwill amortization in 2002.

        Salaries and related costs for the three months ended June 30, 2002 were $161.5 million or 55.5% of total commissions and fees, compared with $195.8 million or 51.0% of total commissions and fees for the same period in 2001. The dollar decrease compared to the prior period primarily relates to the implementation of strategic cost cutting across all of our divisions in 2001 and 2002, offset by the effects of a weaker U.S. dollar in the June 2002 period.

        Office and general expenses for the three months ended June 30, 2002 were $72.0 million or 24.7% of total commissions and fees, compared with $73.2 million or 19.1% of commissions and fees for the same period in 2001. The dollar decrease reflects our implementation of cost-cutting measures across all of our divisions, offset by an increase in depreciation expense and the effects of a weaker U.S. dollar in the 2002 period.

        Marketing and promotion expenses decreased $21.6 million to $34.4 million for the quarter ended June 30, 2002 from $56.0 million for June 30, 2001. The 38.6% decrease was due primarily to decreased marketing for our Interactive operations, as we scale back on the marketing of our Monster brands, particularly in Europe. The decrease also reflects lower advertising rates in 2002 compared to 2001.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended June 30, 2002, merger and integration costs resulted in a benefit of $1.1 million, reflecting the finalization of our integration plans and the reversal of previously accrued costs that were below our expectations. For the three months ended June 30,

2001, merger and integration expenses were $21.5 million or 5.6% of total commissions and fees. These expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease of $22.6 million is a result of our adoption of SFAS No. 141, "Business Combinations" ("SFAS 141"), which abolished the pooling-of-interest method of accounting, and the finalization of our exit strategies related to our pooled businesses. The after tax effect of the merger and integration costs on diluted net income (loss) per share is $0.01 and $(0.14) for the quarters ended June 30, 2002 and 2001, respectively.

        Business reorganization and other special charges were $114.4 million, or $0.83 per diluted share on an after tax basis for the three months ended June 30, 2002. The charge is primarily comprised of severance and related costs of $38.5 million, accruals for future lease obligations on exited properties of $45.8 million and the write-off of fixed assets, primarily leasehold improvements, computer equipment and software of $15.0 million. Furthermore, we recorded a charge of $9.7 million for the write-down of investments in and loans to certain businesses that we no longer consider strategic. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we continue to work toward bringing our cost structure in line with our commissions and fees.

        Amortization of intangibles was $0.8 million for the quarter ended June 30, 2002 compared to $6.2 million for the same period in 2001. The decrease relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. Had goodwill not been amortized in the prior period, amortization expense would have been $0.7 million in June 2001. The increase of $0.1 million relates primarily to the amortization of trademarks acquired in our purchase of Jobline International AB in July 2001.

        In conjunction with the new accounting rules for goodwill, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review for each of our operating segments and recorded a charge of $428.4 million net of tax, at January 1, 2002. This charge is reflected in our statement of operations, for the three months ended June 30, 2002, as a cumulative effect of change in accounting principle. According to our policy under the new rules, we will perform a similar review annually, or sooner if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of market share, revenues and costs for each operating segment as well as appropriate discount rates. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

        Operating loss for the three months ended June 30, 2002 was $91.1 million compared to operating income of $30.9 million for the comparable period in 2001. The loss is primarily attributable to our business reorganization and other special charge of $114.4 million in the second quarter of 2002 and our decrease in commissions and fees compared to the prior period.

        Net interest expense was $0.2 million for the quarter ended June 30, 2002 compared to $4.3 million of net interest income in the second quarter of 2001. The decrease of $4.5 million reflects substantially lower U.S. interest rates in 2002 and a lower average cash balance in the three months ended June 30, 2002.

        The benefit for income taxes for the three months ended June 30, 2002 was $14.4 million on a pretax loss of $91.1 million, compared with a tax expense of $17.3 million on pretax profit of $36.7 million for 2001. Excluding the effects of our business reorganization and other special charges of $114.4 million, our effective tax rates for the three months ended June 30, 2002 and June 30, 2001 were 33.8% and 47.0% respectively. The effective tax benefit rate on the business reorganization and other special charges was 19.4%, reflecting the portion of the charge incurred in lower taxed foreign jurisdictions and valuation allowances. Our effective rate decreased primarily due the elimination of non-deductible goodwill amortization expense in 2002 under new accounting standards, reduced expenditures of non-deductible merger and integration costs and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, and deviations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where there is no history of profitability.

        Net loss applicable to common and Class B common stockholders was $504.1 million for the quarter ended June 30, 2002, or $4.53 per diluted share compared with net income of $24.6 million or $0.22 per diluted share for the prior period, adjusted to exclude goodwill amortization.

The Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Gross billings for the six months ended June 30, 2002 were $1.1 billion, a decrease of $0.3 billion or 20.1% as compared to gross billings of $1.4 billion for the six months ended June 30, 2001. This decrease in gross billings resulted primarily from the effect of the challenging economic and labor markets on our Interactive, Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $33.2 million or 12.1% in Directional Marketing gross billings, primarily due our realignment of the business of U.S. Motivation, a September 2001 Advertising and Communications acquisition, that is now being managed by our Directional Marketing division. U.S. Motivation increased Directional Marketing's gross billings by $41.8 million for the six months ended June 30, 2002.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and into the first half of 2002. Reflecting the rise in U.S. unemployment rates, our total commissions and fees for the six months ended June 30, 2002 decreased to $581.8 million, down $179.0 million or 23.5% from $760.8 million in 2001. The decrease is primarily related to our Monster, Advertising & Communications, Executive Search and eResourcing segments, which are particularly sensitive to fluctuations in the global economic and labor markets. Historically, companies have been reluctant to commit extensive resources to their hiring needs at the first signs of an economic rebound. Therefore, we expect there to be a lag between general economic recovery and an improvement in the labor markets.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $261.8 million for the six months ended June 30, 2002, a decrease of $71.5 million or 21.5% over the same period in 2001. Although total Interactive commissions and fees decreased, we continued to see a general migration of our business to the Internet, as Interactive commissions and fees represented 45.0% of our total commissions and fees for the six months ended June 30, 2002 versus 43.8% for the comparable period in 2001.

        Monster reported Interactive commissions and fees of $213.4 million for the six months ended June 30, 2002, a decrease of $62.0 million or 22.5% over the $275.4 million reported in 2001. The decrease in Monster's commissions and fees reflects the increased unemployment rate and the effects of a challenging global economy. While there were some signs of improvement in the U.S. economy during the first half of 2002, the labor markets are still relatively weak, as evidenced by the 5.9% June unemployment rate.

        Advertising & Communications total commissions and fees, including its Interactive business, were $86.5 million for the six months ended June 30, 2002, a 20.7% decrease from $109.1 million in 2001 as our clients continue to scale back their recruitment spending. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other services provided to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $71.1 million for the six months ended June 30, 2002, down from $92.5 million in 2001, a decline of 23.1%.

Also reflecting the generally poor economic climate for recruitment advertising, the division's contribution to total Interactive commissions and fees decreased to $15.4 million, down 7.2% versus the prior year period of $16.6 million.

        eResourcing commissions and fees, including its Interactive business, were $187.1 million, down 26.7% from the $255.3 million for the same period last year. eResourcing's traditional business generated $163.3 million in commissions and fees during the six months ended June 30, 2002, down 27.3% from $224.6 million reported for the prior year period, reflecting lower commitments for both permanent employees and temporary contactors as a result of the weak global economic environment. During the six months ended June 30, 2002, eResourcing reported $23.8 million to total Interactive commissions and fees, down 22.5% over the same period last year.

        Executive Search commissions and fees of $36.1 million in the first half of 2002 were down 43.6% from $64.0 million in the same period in 2001, again reflecting the continued impact that the challenging global economy is having on executive level search placements, particularly in the United States.

        Directional Marketing commissions and fees, including its Interactive business, were $52.6 million for the six months ended June 30, 2002, an increase of $2.9 million or 5.8% compared to the $49.7 million reported in the six months ended June 30, 2001. The increase primarily reflects the acquisition of U.S. Motivation in September of 2001.

        Monstermoving commissions and fees were $5.9 million for the six months ended June 30, 2002, compared to $7.2 million for the same period last year. The decrease is primarily due to the weak U.S. economy and its effect on our clients' allocation of advertising resources.

        Total operating expenses for the six months ended June 30, 2002 were $660.7 million, compared with $718.6 million for the same period in 2001. The decrease of $57.9 million or 8.1% is due primarily to cost cutting measures that we began implementing in the first quarter of 2001 and reduced marketing and promotion expense for our Monster products. Also, merger & integration costs decreased $30.0 million as we finalized the integration of our acquisitions accounted for as pooling-of-interests.

        Salaries and related costs for the six months ended June 30, 2002 were $325.5 million or 55.9% of total commissions and fees, compared with $394.3 million or 51.8% of total commissions and fees for the same period in 2001. The dollar decrease compared to the prior period primarily relates to the implementation of strategic cost cutting across all of our divisions as we continue to conform our business model to reflect the current economic and labor environment.

        Office and general expenses for the six months ended June 30, 2002 were $142.7 million or 24.5% of total commissions and fees, compared with $159.8 million or 21.0% of commissions and fees for the same period in 2001. The dollar decrease reflects our implementation of cost-cutting measures across all of our divisions.

        Marketing and promotion expenses decreased $46.0 million to $64.7 million for the six months ended June 30, 2002 from $110.7 million for June 30, 2001. The 41.5% decrease was due primarily to decreased marketing for our Interactive operations, as we scale back on the marketing of our Monster brands, particularly in Europe.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the six months ended June 30, 2002, merger and integration costs were $11.7 million, a decrease of $30.0 million or 72.1%, compared with $41.7 million for the same period in 2001. These expenses include lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease of $30.0 million is a result of our adoption of SFAS 141, which abolished the pooling-of-interest method of accounting, and the finalization of our exit strategies related to our pooled businesses. The after tax effect of the merger and integration costs on diluted net income (loss) per share is $(0.07) and $(0.27) for the six months ended June 30, 2002 and 2001, respectively.

        Business reorganization and other special charges were $114.4 million, or $0.83 per diluted share on an after tax basis for the six months ended June 30, 2002. The charge is primarily comprised of severance and related costs of $38.5 million, accruals for future lease obligations on exited properties of $45.8 million and the write-off of fixed assets, primarily leasehold improvements, computer equipment and software of $15.0 million. Furthermore, we recorded a charge of $9.7 million for the write-down of investments in and loans to certain businesses that we no longer consider strategic. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we continue to work toward bringing our cost structure in line with our commissions and fees.

        Amortization of intangibles was $1.7 million for the six months ended June 30, 2002 compared to $12.1 million for the same period in 2001. The decrease relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. Had goodwill not been amortized in the prior period, amortization expense would have been $1.3 million for the six months ended June 30, 2001. The increase of $0.4 million relates primarily to the amortization of trademarks acquired in our purchase of Jobline International AB in July 2001.

        In conjunction with the new accounting rules for goodwill, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review for each of our operating segments and recorded a charge of $428.4 million net of tax, at January 1, 2002. This charge is reflected in our statement of operations, for the six months ended June 30, 2002, as a cumulative effect of change in accounting principle. According to our policy and under the new rules, we will perform a similar review annually, or sooner if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of market share, revenues and costs for each operating segment as well as appropriate discount rates. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

        Operating loss for the six months ended June 30, 2002 was $78.9 million, a decrease of $121.1 million, from an operating income of $42.2 million for the comparable period in 2001. Excluding goodwill amortization, operating income would have been $52.9 million in the six months ended June 30, 2001. The six months ended 2002 resulted in a loss due to our business reorganization and other special charges of $114.4 million.

        Net interest income was $0.1 million for the six months ended June 30, 2002 compared to $9.4 million in the first half of 2001. The decrease of $9.3 million reflects substantially lower U.S. interest rates in 2002 and a lower average cash balance in the six months ended June 30, 2002.

        The benefit for income taxes for the six months ended June 30, 2002 was $9.0 million on a pretax loss of $79.5 million, compared with a tax expense of $26.0 million on pretax profit of $50.9 million for 2001. Excluding the effects of our business reorganization and other special charges of $114.4 million, our effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were 34.5% and 51.0% respectively. Our effective rate decreased primarily due to the elimination of non-deductible goodwill amortization expense in 2002 under new accounting standards, reduced expenditures of non-deductible pooling acquisition costs and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, and deviations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no history of profitability.

        Net loss applicable to common and Class B common stockholders was $497.8 million for the six months ended June 30, 2002, or $4.47 per diluted share compared with net income of $34.8 million or $0.23 per diluted share for the prior period, adjusted to exclude goodwill amortization.

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

        As of June 30, 2002, we had cash and cash equivalents totaling $213.3 million, compared to $340.6 million as of December 31, 2001. Our net use of cash of $127.2 million in the six months ended June 30, 2002, relates primarily to cash used in operating activities of $54.9 million, and was primarily due to the decline in our commissions and fees and seasonal directory publisher payments in our Directional Marketing operations in the first quarter of 2002. In addition, we paid income taxes of $16.2 million during the six months ended June 30, 2002 compared to $9.1 million in the prior period. Approximately $10.2 million of the first half 2002 tax payments were originally due prior to December 31, 2001, but were deferred under special relief established by Federal and state taxing authorities in response to the September 11th terrorist attacks. We also made cash payments of $14.6 million for merger and integration costs and $16.9 million for business reorganization and other special charges during the first six months of 2002. Deferred commissions and fees were flat for the first six months of 2002, however, our deferred Interactive commissions and fees were down $7.6 million or 6.5% compared to December 31, 2001. Our decrease in accounts receivable for the first six months of 2002, was primarily due to decreased commissions and fees. Days sales outstanding also dropped from 67 days at December 31, 2001 to 66 days at June 30, 2002.

        Cash used in investing activities was $38.3 million for the six months ended June 30, 2002 and included $15.3 million of payments related to the integration of purchase acquisitions made in 2001 and our $0.8 million purchase of the Jobs.com URL. Also contributing to our decrease in cash in the first half of 2002 were capital expenditures of $22.2 million, as we continued to invest in information technology systems to integrate our worldwide operations and acquired companies onto common platforms.

        Cash used in financing activities was $38.5 million for the six months ended June 30, 2002 as a result of net repayments on debt of $45.6 million, offset by cash received from employee stock option exercises of $7.1 million. Debt payments primarily related to acquisition notes, capital lease obligations, and repayments under our primary line of credit. Part of our acquisition strategy has been to pay portions of acquisition costs over time through the use of seller-financed notes, generally ranging from two to five years. Several of these notes allow for the lender to put a portion or all of the principal balance back to the Company at various points during the year. In the event that all of these notes had to be paid in the second half of 2002, we would be obligated to pay the lenders approximately $7.7 million. Our current cash balance is sufficient to meet this demand.

        At June 30, 2002, we had a $185.0 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. Of such line, at June 30, 2002, approximately $163.6 million was unused and accounts receivable are sufficient to allow for the draw down of this entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. In addition, we had committed lines of credit aggregating $0.3 million for our operations in France and Brazil, all of which was unused at June 30, 2002.

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

        SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. It requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company (1) identify reporting units for the purpose of assessing potential future impairments of goodwill, (2) reassess the useful lives of other existing recognized intangible assets, and (3) cease amortization of intangible assets in accordance with the guidance in SFAS 142. SFAS 142 must be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized after that date, regardless of when those assets were initially recognized. In accordance with SFAS 142, the Company completed a transitional goodwill impairment test and the results are included in the accompanying consolidated condensed financial statements.

        With the adoption of SFAS 142, the amortization of goodwill has ceased as of January 1, 2002. As a result, approximately $5.5 million pre-tax, or $0.05 in diluted earnings per share, net of tax, in the second quarter of 2001 and approximately $10.8 million pre-tax, or $0.08 in diluted earnings per share, net of tax, in the first six months of 2001 has been eliminated for comparative purposes. On an annualized basis, we will eliminate amortization expense of approximately $23.8 million pre-tax, or $0.18 in diluted earnings per share, net of tax.

        In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

Outlook

Third Quarter Guidance

        Due to the continued softness in corporate spending and its impact on demand for human capital services, we have revised our previously announced expectations for the full year 2002. The expectations for the year 2002, discussed below, exclude merger and integration costs, the business reorganization and other special charges, and the charge related to impairment of goodwill.

        For the third quarter ending September 30, 2002, we expect the following (dollar amounts in millions, except per share amounts):

	Three Months Ending September 30, 2002	Three Months Ended September 30, 2001	% Change
Commissions & fees	$296.5	$361.2	-18%
Adjusted operating income	$24.7	$67.2	-63%
Adjusted EBITDA	$38.8	$81.0	-52%
Adjusted diluted EPS	$0.14	$0.40	-65%

        For the third quarter of 2002, we anticipate segment performance after overhead allocation as follows (dollar amounts in millions, except per share amounts):

	Commissions & Fees	Adjusted Operating Margin
Monster	$105.2	13%
Monstermoving	4.6	-22%
Advertising & Communications	42.3	13%
eResourcing	97.1	3%
Executive Search	17.1	-1%
Directional Marketing	30.2	16%

Total	$296.5	8%

Full-Year 2002 Guidance

	For the Year Ending 2002	For the Year Ended 2001	% Change
Commissions & fees	$1,170.5	$1,448.1	-19.2%
Total marketing & promotion	$145.0	$196.1	-26.1%
Adjusted operating income	$97.1	$209.7	-53.7%
Adjusted EBITDA	$154.5	$262.5	-41.1%
Adjusted diluted EPS	$0.56	$1.27	-55.9%

        For the full year, we anticipate segment performance after overhead allocation as follows (dollar amounts in millions):

	Commissions & Fees	Adjusted Operating Margin
Monster	$423.7	18%
Monstermoving	15.7	-16%
Advertising & Communications	171.6	9%
eResourcing	382.8	-1%
Executive Search	72.1	-3%
Directional Marketing	104.6	16%

Total	$1,170.5	8%

Full Year 2003 Outlook

        Given the limited visibility in its markets and in the overall economy, we do not believe that it is prudent at the current time to provide guidance for 2003. However, the following chart outlines possible results based on various revenue scenarios and the company's reduced cost base. Continuing to invest in the Monster brand, total marketing and promotion is anticipated to be between $145 million and $185 million.

Commissions and fees (in Millions)	Diluted EPS
$1,170	$0.75
$1,230	$0.88
$1,285	$1.05

        Based on the information presently available to us, it is clear that the slowdown in our markets will be more prolonged than we originally expected. However, we continue to adjust our cost structure to reflect the current environment without sacrificing our ability to accommodate future growth. The depth of our cost-cutting initiatives has provided a significant amount of leverage to our business model. For example, if commissions and fees were to increase by 5% in 2003, this would yield a 57% increase in our diluted earnings per share over the forecasted adjusted diluted earnings per share of $0.56 for the year 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At June 30, 2002 the utilized portion of our five-year revolving credit agreement was approximately $21.4 million, including $16.6 million reflected as a reduction to accounts receivable and $4.8 million for standby letters of credit. Interest on the outstanding balance is charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of our borrowings are in the form of seller-financed notes and capitalized equipment leases. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated seller notes and non-functional currency denominated forecasted transactions, primarily acquisitions. At June 30, 2002, the fair value of these forward foreign exchange contracts was $19.8 million resulting in a change in net unrealized gain of $472 thousand for the six months ended June, 2002 reflected in our consolidated condensed statement of stockholders' equity. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, Sweden, Singapore, Spain, and the United Kingdom. For the six months ended June 30, 2002, approximately 44% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months ended June 30, 2002, we had a translation gain of $55.1 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Kroner and the British Pound.

TMP WORLDWIDE INC.

PART II

OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 2, 2002, we issued 1,621 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a post-closing adjustment in connection with the acquisition of USMotivation, Inc.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The annual meeting of stockholders was held on June 19, 2002.

(b)
The following directors were elected at the Annual Meeting and received the vote indicated:

	FOR	WITHHELD
Andrew J. McKelvey	119,210,504	8,548,873
George R. Eisele	119,208,740	8,550,637
James J. Treacy	119,122,732	8,636,645
Michael Kaufman	125,339,507	2,419,870
John Swann	125,432,940	2,326,437
Ronald J. Kramer	125,340,776	2,418,601
John Gaulding	125,341,754	2,417,623

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

  10.1
  Amendment No. 8 to Third Amended and Restated Accounts Receivable Management and Security Agreement dated as of June 29, 2002 between TMP Worldwide Inc. and the Lenders named therein.

  99.1
  Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

  (i)
  The Company's Current Report on Form 8-K, filed May 8, 2002, relating to the Company's announcement of results of operations for the three months ended March 31, 2002.

  (ii)
  The Company's Current Report on Form 8-K, filed June 5, 2002, relating to the extension of Andrew J. McKelvey's employment agreement.

        All other items of this report are inapplicable.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMP WORLDWIDE INC. (Registrant)
	By:	/s/ MICHAEL SILECK Chief Financial Officer (Principal Financial Officer)
Dated: August 14, 2002
	By:	/s/ SEAN MILTON Vice President and Controller (Principal Accounting Officer)
Dated: August 14, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TMP WORLDWIDE INC. PART II OTHER INFORMATION
  Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES