Form 10-Q
period 2002-09-30
TMP WORLDWIDE INC
filed 2002-11-15
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER: 000-21571

TMP WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3906555 (IRS Employer Identification No.)

622 Third Avenue, New York, New York 10017
(Address of principal executive offices) (Zip code)

(212) 351-7000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No. ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Class	Outstanding on November 7, 2002
Common Stock	106,410,292
Class B Common Stock	4,762,000

TMP WORLDWIDE INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TMP WORLDWIDE INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$199,901	$340,581
Accounts receivable, net	510,425	507,373
Work-in-process	26,266	27,480
Prepaid and other	96,191	130,484

Total current assets	832,783	1,005,918
Property and equipment, net	168,302	192,695
Intangibles, net	564,900	939,847
Other assets	73,582	67,902

	$1,639,567	$2,206,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$386,492	$401,031
Accrued expenses and other liabilities	178,823	278,522
Accrued integration and restructuring costs	29,284	44,121
Accrued business reorganization costs	53,805	—
Deferred commissions & fees	130,562	139,100
Current portion of long-term debt	13,654	66,834

Total current liabilities	792,620	929,608
Long-term debt, less current portion	4,425	9,130
Other long-term liabilities	20,626	38,362

Total liabilities	817,671	977,100

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued: 107,331 and 106,181 shares, respectively; outstanding: 106,404 and 106,181 shares, respectively	107	106
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,283,807	1,263,340
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(25,308)	(91,437)
Unrealized gain on forward foreign exchange contracts	8	332
Retained earnings (deficit)	(426,881)	56,916
Treasury stock, at cost; 927 shares	(9,842)	—

Total stockholders' equity	821,896	1,229,262

	$1,639,567	$2,206,362

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Commissions & fees	$284,024	$361,173	$865,800	$1,121,974

Operating expenses:
Salaries & related	154,556	179,798	480,039	574,123
Office & general	67,513	71,722	210,208	231,521
Marketing & promotion	40,346	41,743	105,082	152,437
Merger & integration	(902)	20,208	10,748	61,934
Business reorganization and other special charges	2,597	—	117,017	—
Amortization of intangibles	750	7,473	2,441	19,578

Total operating expenses	264,860	320,944	925,535	1,039,593

Operating income (loss)	19,164	40,229	(59,735)	82,381

Interest and other income (expense), net	473	2,257	(100)	11,032

Income (loss) before provision (benefit) for income taxes and minority interests	19,637	42,486	(59,835)	93,413
Provision (benefit) for income taxes	6,131	17,389	(2,862)	43,355

Income (loss) before minority interests	13,506	25,097	(56,973)	50,058
Minority interests	(497)	(534)	(1,550)	(1,094)

Income (loss) before accounting change	14,003	25,631	(55,423)	51,152
Cumulative effect of accounting change, net of tax	—	—	(428,374)	—

Net income (loss) applicable to common and Class B common stockholders	$14,003	$25,631	$(483,797)	$51,152

Basic earnings per share:
Income (loss) before accounting change	$0.13	$0.23	$(0.50)	$0.47
Cumulative effect of accounting change, net of tax	—	—	(3.85)	—

Net income (loss)	$0.13	$0.23	$(4.35)	$0.47

Diluted earnings per share:
Income (loss) before accounting change	$0.12	$0.23	$(0.50)	$0.45
Cumulative effect of accounting change, net of tax	—	—	(3.85)	—

Net income (loss)	$0.12	$0.23	$(4.35)	$0.45

Weighted average shares outstanding:
Basic	111,519	109,862	111,367	108,975

Diluted	112,076	113,665	111,367	113,215

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2002	2001
Net income applicable to common and Class B common stockholders	$14,003	$25,631
Change in net unrealized gain on forward foreign exchange contracts, net of tax	(796)	—
Change in cumulative foreign currency translation adjustment	11,078	4,674

Comprehensive income	$24,285	$30,305

	Nine Months Ended September 30,
	2002	2001
Net income (loss) applicable to common and Class B common stockholders	$(483,797)	$51,152
Change in net unrealized gain on forward foreign exchange contracts, net of tax	(324)	—
Change in cumulative foreign currency translation adjustment	66,129	(8,961)

Comprehensive income (loss)	$(417,992)	$42,191

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)
(unaudited)

			Class B Common Stock, $0.001 Par Value
	Common Stock, $0.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	106,181	$106	4,762	$5	$1,263,340	$(91,105)	$56,916	—	$1,229,262
Issuance of common stock in connection with the exercise of employee stock options	441	1	—	—	7,229	—	—	—	7,230
Tax benefit of stock options exercised	—	—	—	—	1,508	—	—	—	1,508
Issuance of common stock in connection with business combinations	396	—	—	—	4,394	—	—	—	4,394
Issuance of common stock in connection with employee stay bonuses and other, net of cancellations	109	—	—	—	3,832	—	—	—	3,832
Issuance of common stock for 401(k) plan	204	—	—	—	3,504	—	—	—	3,504
Repurchase of common stock	—	—	—	—	—	—	—	(9,842)	(9,842)
Change in net unrealized gain on forward foreign exchange contracts, net of tax	—	—	—	—	—	(324)	—	—	(324)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	66,129	—	—	66,129
Net loss	—	—	—	—	—	—	(483,797)	—	(483,797)

Balance, September 30, 2002	107,331	$107	4,762	$5	$1,283,807	$(25,300)	$(426,881)	$(9,842)	$821,896

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss) applicable to common and Class B common stockholders	$(483,797)	$51,152

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	428,374	—
Depreciation and amortization	43,018	55,243
Provision for doubtful accounts	5,787	10,868
Net loss on disposal and write-off of fixed assets	20,742	2,626
Net loss on write-down of other assets	14,796	—
Tax benefit of stock options exercised	1,508	14,497
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	7,336	7,014
Provision (benefit) for deferred income taxes	(6,194)	5,100
Effect of pooled companies included in more than one period	—	(618)
Minority interests	(1,550)	(1,094)
Changes in assets and liabilities, net of effects of purchases of businesses:
(Increase) decrease in accounts receivable	(8,793)	102,339
Decrease in work-in-process, prepaid and other	9,899	11,382
Decrease in deferred commissions & fees	(8,667)	(29,043)
Increase in accrued business reorganization costs	53,805	—
Decrease in accounts payable and accrued liabilities	(101,225)	(116,863)

Total adjustments	458,836	61,451

Net cash provided by (used in) operating activities	(24,961)	112,603

Cash flows from investing activities:
Capital expenditures	(36,885)	(56,660)
Payments for purchases of businesses and intangible assets, net of cash acquired	(22,926)	(293,755)
Purchases of long term investments	—	(6,550)

Net cash used in investing activities	(59,811)	(356,965)

Cash flows from financing activities:
Payments on capitalized leases	(3,694)	(3,888)
Borrowings under line of credit and proceeds from issuance of debt	28,290	37,521
Repayments under line of credit and principal payments on debt	(82,571)	(70,569)
Cash received from the exercise of employee stock options	7,230	32,015
Dividends paid by pooled entities	—	(7,825)
Payments for treasury stock	(9,842)	—

Net cash used in financing activities	(60,587)	(12,746)

Effect of exchange rate changes on cash and cash equivalents	4,679	(1,520)

Net decrease in cash and cash equivalents	(140,680)	(258,628)
Cash and cash equivalents, beginning of period	340,581	576,265

Cash and cash equivalents, end of period	$199,901	$317,637

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,278	$6,305
Income taxes	$20,633	$13,644

See accompanying notes to consolidated condensed financial statements.

TMP WORLDWIDE INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(unaudited)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        TMP Worldwide Inc. ("TMP" or the "Company"), founded in 1967, is a global provider of career solutions. The Company, through its flagship Interactive product, Monster® (www.monster.com), is the global leader in online career management. TMP is also one of the world's largest recruitment advertising agencies through its Advertising & Communications division, the world's largest yellow pages advertising agency through its Directional Marketing division and a leading provider of online moving services through MonstermovingSM.com (www.monstermoving.com), one of the world's largest selection and temporary contracting agencies through its eResourcing division and a premier Executive Search firm.

Basis of Presentation

        The consolidated condensed interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes and selected marketing and promotion costs are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. Marketing and promotion expenses, specific to our Monster segment, are recorded for interim financial reporting purposes in proportion to actual commissions and fees as a percent of estimated annual commissions and fees for the Monster segment which are adjusted during interim periods as our forecasts for such commissions and fees change.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. During the third quarter of 2002, the Company re-evaluated the need for bonus accruals, the level of its allowance for doubtful accounts and other accruals. As a result, during the third quarter ended September 30, 2002, the Company reduced bonus accruals by approximately $5.4 million, allowance for doubtful accounts by approximately $1.5 million and general accruals by approximately $1.4 million, all of which were accrued during the first six months of 2002.

        Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In addition, the Company invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better.

        During the nine months ended September 30, 2002, the Company completed one acquisition using the purchase method of accounting. In addition, for the period January 1, 2001 through December 31, 2001, the Company completed 35 acquisitions using the purchase method of accounting. Given the number of acquisitions affecting the prior year period, the results of operations from period to period may not necessarily be comparable. Furthermore, results of operations for the interim periods are not necessarily indicative of annual results.

        The amounts charged to clients for temporary contracting services are reported in gross billings and commissions and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

	Three Months Ended September 30,
	2002	2001
Temporary contracting revenue	$199,117	$222,311
Temporary contracting costs	160,802	175,067

Temporary contracting billings/commissions & fees	$38,315	$47,244

	Nine Months Ended September 30,
	2002	2001
Temporary contracting revenue	$589,087	$685,833
Temporary contracting costs	473,289	532,452

Temporary contracting billings/commissions & fees	$115,798	$153,381

Recently Issued Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue No. 94-3.

NOTE 2—ACCOUNTING CHANGES

        In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS 141 as of July 1, 2001.

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

        In conjunction with the implementation of the new accounting standards for goodwill, the Company has completed the transitional goodwill impairment review. The impairment review is based on a discounted cash flow approach that uses the Company's estimates of future market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result of the adoption of SFAS 142, the Company recorded a non-cash impairment charge of $448,374 ($428,374, net of tax) to reduce the carrying value of its goodwill. The impairment charge has been reflected as a cumulative effect of accounting change, net of tax, in the accompanying consolidated condensed statement of operations.

        A summary of changes in the Company's goodwill during the nine months ended September 30, 2002, by business segment is as follows:

	December 31, 2001(c)	Additions & Adjustments	Impairments	Currency Translation Adjustment	September 30, 2002
Monster(a)	$149,496	$28,085	$—	$10,564	$188,145
Advertising & Communications(b)	254,646	(21,660)	(126,000)	14,827	121,813
Directional Marketing(b)	59,502	28,375	(29,374)	(338)	58,165
eResourcing(a)	432,871	(17,723)	(274,000)	28,263	169,411
Executive Search	24,093	—	(19,000)	410	5,503

Total	$920,608	$17,077	$(448,374)	$53,726	$543,037

(a)
In the nine months ended September 30, 2002, the business of Sale Search Rekrytering & Urval i Stockholm AB, a July 2001, acquisition was moved from the Company's eResourcing division to its Monster division as a result of a regional consolidation.

(b)
In the nine months ended September 30, 2002, the business of USMotivation, Inc. a September 2001 acquisition, was moved from the Company's Advertising & Communications division to its Directional Marketing division as a result of management realignment. In addition, goodwill existing as of December 31, 2001 and any subsequent impairments that related to our Monstermoving product, are now combined with those of Directional Marketing.

(c)
Goodwill as of December 31, 2001 is shown net of accumulated amortization of $68,738.

        As of September 30, 2002 and December 31, 2001, the Company's intangible assets consisted of the following:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived Intangible Assets
Goodwill	$543,037	$—	$989,346	$(68,738)
Amortizable Intangible Assets
Non-compete agreements	7,256	(5,158)	5,266	(3,400)
Client lists	24,348	(12,640)	24,159	(13,535)
Trademarks	9,596	(2,195)	7,173	(1,404)
Other amortizable intangibles	1,181	(525)	1,286	(306)

Intangible assets	$585,418	$(20,518)	$1,027,230	$(87,383)

        Amortization expense for the three and nine months ended September 30, 2002 was $750 and $2,441, respectively. Amortization expense for each of the five succeeding years is estimated to be approximately $3 million to $4 million per year.

        SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002.

        The following tables present a reconciliation of net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization for the 2001 periods (net of taxes) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income Reconciliation
Reported net income (loss)	$14,003	$25,631	$(483,797)	$51,152
Add back: Goodwill amortization, net of tax	—	5,858	—	15,143

Adjusted net income (loss)	$14,003	$31,489	$(483,797)	$66,295

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings Per Share Reconciliation
Basic earnings per share:
Reported net income (loss)	$0.13	$0.23	$(4.35)	$0.47
Add back: Goodwill amortization, net of tax	—	0.05	—	0.14

Adjusted net income (loss)	$0.13	$0.28	$(4.35)	$0.61

Diluted earnings per share:
Reported net income (loss)	$0.12	$0.23	$(4.35)	$0.45
Add back: Goodwill amortization, net of tax	—	0.05	—	0.14

Adjusted net income (loss)	$0.12	$0.28	$(4.35)	$0.59

Weighted average shares outstanding:
Basic	111,519	109,862	111,367	108,975

Diluted	112,076	113,665	111,367	113,215

NOTE 3—EARNINGS PER SHARE

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

        A reconciliation of shares used in calculating the Company's weighted average basic and diluted earnings per common and Class B common share is as follows:

	Three Months Ended September 30,
	2002		2001
Basic	111,519		109,862
Effect of assumed conversion of stock options	557	*	3,803	*

Diluted	112,076		113,665

	Nine months Ended September 30,
	2002		2001
Basic	111,367		108,975
Effect of assumed conversion of stock options	—	*	4,240	*

Diluted	111,367		113,215

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 16,563 and 5,268 for the three months ended September 30, 2002 and 2001, respectively, and 18,881 and 2,208 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 4—BUSINESS COMBINATIONS

Acquisitions Accounted for using the Purchase Method

        In September 2002, the Company's Directional Marketing division acquired Moving.com for cash of $2.9 million and 396 shares of common stock valued at approximately $4.4 million. Moving.com is a leading relocation resource on the Internet and offers a wide variety of moving solutions to different users. The acquisition of Moving.com was made to enhance the Company's Monstermoving product offerings and give its users additional access to a premier network of relocation service providers. The Company has initially recorded approximately $6.5 million of goodwill and $0.8 million of trademarks in connection with the acquisition and is still in the process of refining its purchase price allocation. During the year ended December 31, 2001, the Company completed 35 acquisitions using the purchase method of accounting.

        The summarized unaudited pro forma results of operations set forth below for the nine month period ended September 30, 2001 and the year ended December 31, 2001 assume the acquisitions in 2001 occurred as of the beginning of 2001 and apply the accounting rules that were in effect at the date of acquisition. As of January 1, 2002, in accordance with SFAS 142, the amortization of goodwill has ceased. As a result, $15,143 and $20,470 of goodwill amortization expense, net of tax, that will not continue in future periods, is included in the pro forma results for the nine months ended September 30, 2001 and the year ended December 31, 2001, respectively.

	Nine months Ended September 30,
		Year Ended December 31, 2001
	2001
Commissions & fees	$1,207,489	$1,533,781
Net income applicable to common and Class B common stockholders	$3,632	$22,476
Net income per common and Class B common share:
Basic	$0.03	$0.20
Diluted	$0.03	$0.20

        The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the periods presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions, the Company recorded merger & integration costs of $10,748 for the nine months ended September 30, 2002. Of this amount, the Company realized a $324 benefit relating to merger costs and $11,072 relates to integration costs.

        The merger benefits of $324 for the nine months ended September 30, 2002 consist primarily of the reversal of previously accrued costs, partially offset by transaction related costs that were recorded in the beginning of 2002. The $11,072 of integration costs are shown in the "Expensed" column in the schedule of Accrued Integration and Restructuring Costs below.

        In connection with pooling of interests transactions, the Company expensed merger & integration costs of $61,934 for the nine months ended September 30, 2001. Of this amount $18,644 is for merger costs and $43,290 is for integration costs.

        The merger costs of $18,644 for the nine months ended September 30, 2001 consist of (1) $1,405 of non-cash employee stay bonuses, including amortization of $806, which relates to $1,864 recorded as a prepaid compensation and a corresponding long term liability, expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who now have remained employees of the Company for a full year and now have earned such shares, (2) $1,126 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $9,043 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions and (4) $7,070 in severance costs for managers and staff of pooled companies. The $43,290 of integration costs consist of: (a) $7,982 for assumed lease obligations of closed facilities, (b) $25,004 for consolidation of acquired facilities and associated write-offs and (c) $10,304 for severance, relocations and other employee costs.

Accrued Integration and Restructuring Costs

        In connection with its acquisitions, the Company formulated plans to integrate the operations of the acquired companies. Such plans involve the closure of offices and the elimination of redundant management and employees. The objectives of the plans are to take advantage of the Company's existing operating infrastructure and efficiencies or to develop efficiencies from the infrastructure of the acquired companies, and to create a cross-selling platform in the related markets in which the Company operates. Accrued integration and restructuring charges are not associated with the business reorganization initiatives that the Company announced in the second quarter of 2002 (see Note 5).

        In connection with plans to integrate operations of acquired companies, during the nine months ended September 30, 2002, the Company (i) expensed, as part of merger and integration expenses, $11,072 for companies acquired in transactions accounted for as poolings of interests and (ii) increased goodwill by $5,807 for companies acquired in transactions accounted for under the purchase method. These costs and liabilities include:

		Additions		Deductions
	Balance December 31, 2001	Charged to Goodwill	Expensed	Applied against Related asset	Payments	Balance September 30, 2002
Assumed obligations on closed leased facilities	$17,617	$(1,713)	$8,909	$(364)	$(7,679)	$16,770	(a)
Consolidation of acquired facilities	15,588	8,928	(149)	(740)	(12,561)	11,066	(b)
Contracted lease payments exceeding current market costs	498	(112)	—	—	(96)	290	(c)
Severance, relocation and other employee costs	9,833	(1,296)	2,312	(1,136)	(8,843)	870	(d)
Pension obligations	585	—	—	—	(297)	288	(e)

Total	$44,121	$5,807	$11,072	$(2,240)	$(29,476)	$29,284

(a)
Accrued liabilities for surplus property in the amount of $16,770 as of September 30, 2002 relate to 67 leased office locations of acquired companies that were either underutilized prior to the acquisition date or will be closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b)
Other costs associated with the closure or consolidation of existing offices of acquired companies in the amount of $11,066 as of September 30, 2002 relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c)
Above market lease costs in the amount of $290 as of September 30, 2002 relate to the present value of contractual lease payments in excess of current market lease rates.

(d)
Estimated employee severance and relocation expenses and other employee costs in the amount of $870 as of September 30, 2002 relate to estimated severance for terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs. Employee groups affected include sales, service, administrative and management personnel at duplicate locations as well as redundant management and administrative personnel at corporate headquarters. As of September 30, 2002, the accrual related to approximately 52 employees including senior management, sales, service and administrative personnel. During the nine months ended September 30, 2002, payments of $8,843 were made to 373 employees for severance and charged against the reserve.

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

        As a result of the reorganization initiative, the Company recorded business reorganization and other special charges of $2,597 and $117,017 classified as a component of operating expenses, for the three and nine months ended September 30, 2002, respectively. Information relating to the business reorganization and other special charges is as follows:

Workforce Reduction

        In the second and third quarters of 2002, the Company incurred business reorganization costs to reduce its global workforce by approximately 1,000 employees. As a result, the Company recorded a workforce reduction charge of $37,492 for the nine months ended September 30, 2002, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities and Other Special Charges

        During the nine months ended September 30, 2002, the Company recorded charges of $79,525 relating to consolidation of excess facilities, write-down of investments, professional fees and other charges. Consolidation of excess facilities includes: (a) $45,865 relating to future lease obligations, non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $14,593 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for the write-down of investments in and loans to certain businesses that are no longer considered to be part of TMP's strategic plan. Professional fees and other charges, primarily related to workforce reduction and the items above, were $9,325.

        A summary of the business reorganization costs and other special charges is outlined as follows:

Business Reorganization Costs	Total Charge	Noncash Charges	Cash Payments	Liability at September 30, 2002
Workforce reduction	$37,492	$(4,784)	$(21,775)	$10,933
Consolidation of excess facilities	60,458	(14,827)	(6,970)	38,661
Write-down of investments	9,742	(9,742)	—	—
Professional fees and other	9,325	—	(5,114)	4,211

Total	$117,017	$(29,353)	$(33,859)	$53,805

NOTE 6—SEGMENT AND GEOGRAPHIC DATA

        The Company operates in five business segments: Monster®, Advertising & Communications, Directional Marketing, eResourcing and Executive Search. Operations are conducted in the following geographic regions: North America, the Asia/Pacific Region (primarily Australia and New Zealand), the United Kingdom and Continental Europe.

        Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard is based on a management approach which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Corporate level operating expenses are allocated to the segments and are included in the operating results below. Assets are not allocated to segments for internal reporting purposes.

        The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. As a result, fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. Excluding fees from the agency/media relationship between our Advertising & Communications and Monster divisions, fees from cross-selling were $10.2 million and $27.7 million, respectively for the three and nine months ended September 30, 2002 and $11.8 million and $27.8 million, respectively for the three and nine months ended September 30, 2001. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three months ended September 30, 2002 and 2001, these commissions were $4.5 million and $1.7 million, respectively and for the nine months ended September 30, 2002 and 2001, these commissions were $9.4 million and $6.2 million, respectively.

        In the third quarter of 2002, the Company changed the composition of its segments to reflect the internal reorganization of Monstermoving and Directional Marketing. As a result, the operations of Monstermoving are now combined with those of Directional Marketing and prior period disclosures have been restated for consistent presentation.

        During the nine months ended September 30, 2002, the Company moved the business of USMotivation, a September 2001 acquisition, from its Advertising and Communications segment to its Directional Marketing segment as a result of a management realignment. As a result, the operations of USMotivation are included in the Directional Marketing results below from January 1, 2002. For the three and nine months ended September 30, 2002 USMotivation reported commission and fees of $3.0 million and $9.9 million respectively and operating income of $0.6 million and $1.9 million respectively. Prior periods have been restated for consistent presentation. For the three and nine months ended September 30, 2001, USMotivation reported commissions and fees of $0.3 million and an operating loss of $0.2 million.

        The following is a summary of the Company's operations by business segment and by geographic region, for the three and nine month periods ended September 30, 2002 and 2001.

Information by business segment	Monster	Advertising & Communications	Directional Marketing	eResourcing	Executive Search	Total
For the three months ended September 30, 2002
Commissions & fees:
Traditional sources	$—	$34,584	$28,965	$76,415	$15,808	$155,772
Interactive sources	103,169	7,582	5,172	12,175	154	128,252

Total commissions & fees	103,169	42,166	34,137	88,590	15,962	284,024

Operating expenses:
Salaries & related, office & general and marketing & promotion	88,653	40,211	23,163	94,546	15,842	262,415
Merger & integration costs	—	—	—	(10)	(892)	(902)
Business reorganization & other special charges	1,535	92	563	221	186	2,597
Amortization of intangibles	372	61	131	87	99	750

Total operating expenses	90,560	40,364	23,857	94,844	15,235	264,860

Operating income (loss)	$12,609	$1,802	$10,280	$(6,254)	$727	19,164

Total other income, net	*	*	*	*	*	473

Income before provision for income taxes and minority interests	*	*	*	*	*	$19,637

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	Directional Marketing	eResourcing	Executive Search	Total
For the three months ended September 30, 2001
Commissions & fees:
Traditional sources	$—	$48,317	$28,832	$86,749	$22,956	$186,854
Interactive sources	144,800	2,496	5,914	21,104	5	174,319

Total commissions & fees	144,800	50,813	34,746	107,853	22,961	361,173

Operating expenses:
Salaries & related, office & general and marketing & promotion	92,473	47,353	30,738	100,085	22,614	293,263
Merger & integration costs	744	8,484	133	11,252	(405)	20,208
Amortization of intangibles (a)	879	1,716	774	3,732	372	7,473

Total operating expenses	94,096	57,553	31,645	115,069	22,581	320,944

Operating income (loss)	$50,704	$(6,740)	$3,101	$(7,216)	$380	40,229

Total other income, net	*	*	*	*	*	2,257

Income before provision for income taxes and minority interests	*	*	*	*	*	$42,486

(a)
Includes goodwill amortization as follows:

Monster	$608
Advertising & Communications	1,596
Directional Marketing	577
eResourcing	3,658
Executive Search	364

Total	$6,803

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	Directional Marketing	eResourcing	Executive Search	Total
For the nine months ended September 30, 2002
Commissions & fees:
Traditional sources	$—	$105,721	$78,708	$239,780	$51,561	$475,770
Interactive sources	316,579	23,001	13,967	35,947	536	390,030

Total commissions & fees	316,579	128,722	92,675	275,727	52,097	865,800

Operating expenses:
Salaries & related, office & general and marketing & promotion	255,233	124,023	72,041	290,229	53,803	795,329
Merger & integration costs	1,206	3,565	(79)	7,525	(1,469)	10,748
Business reorganization & other special charges	25,975	21,977	15,932	37,961	15,172	117,017
Amortization of intangibles	1,133	225	504	257	322	2,441

Total operating expenses	283,547	149,790	88,398	335,972	67,828	925,535

Operating income (loss)	$33,032	$(21,068)	$4,277	$(60,245)	$(15,731)	(59,735)

Total other expense, net	*	*	*	*	*	(100)

Loss before provision (benefit) for income taxes and minority interests	*	*	*	*	*	$(59,835)

*
Not allocated.

Information by business segment	Monster	Advertising & Communications	Directional Marketing	eResourcing	Executive Search	Total
For the nine months ended September 30, 2001
Commissions & fees:
Traditional sources	$—	$140,836	$75,239	$311,351	$86,962	$614,388
Interactive sources	420,232	19,081	16,458	51,791	24	507,586

Total commissions & fees	420,232	159,917	91,697	363,142	86,986	1,121,974

Operating expenses:
Salaries & related, office & general and marketing & promotion	297,661	153,766	85,956	337,136	83,562	958,081
Merger & integration costs	3,281	20,649	9,021	30,027	(1,044)	61,934
Amortization of intangibles (a)	2,108	4,421	2,315	9,709	1,025	19,578

Total operating expenses	303,050	178,836	97,292	376,872	83,543	1,039,593

Operating income (loss)	$117,182	$(18,919)	$(5,595)	$(13,730)	$3,443	82,381

Total other income, net	*	*	*	*	*	11,032

Income before provision for income taxes and minority interests	*	*	*	*	*	$93,413

(a)
Includes goodwill amortization as follows:

Monster	$1,310
Advertising & Communications	4,065
Directional Marketing	1,733
eResourcing	9,478
Executive Search	1,000

Total	$17,586

*
Not allocated.

Information by geographic region	United States	Asia Pacific	United Kingdom	Continental Europe	Other (a)	Total
For the three months ended September 30, 2002
Total commissions & fees	$164,191	$37,314	$46,078	$30,646	$5,795	$284,024
Income (loss) before provision (benefit) for income taxes and minority interests	$19,491	$4,007	$264	$(3,961)	$(164)	$19,637
For the three months ended September 30, 2001
Total commissions & fees	$217,297	$41,581	$55,902	$40,976	$5,417	$361,173
Income before provision (benefit) for income taxes and minority interests (b)	$35,043	$1,674	$4,408	$384	$977	$42,486
Information by geographic region	United States	Asia Pacific	United Kingdom	Continental Europe	Other (a)	Total
For the nine months ended September 30, 2002
Total commissions & fees	$491,091	$108,747	$144,203	$104,295	$17,464	$865,800
Income (loss) before provision (benefit) for income taxes and minority interests	$(13,717)	$(7,016)	$(6,695)	$(31,557)	$(850)	$(59,835)
For the nine months ended September 30, 2001
Total commissions & fees	$678,656	$128,813	$167,841	$127,287	$19,377	$1,121,974
Income (loss) before provision (benefit) for income taxes and minority interests (b)	$92,926	$8,505	$(60)	$(9,068)	$1,110	$93,413

(a)
Includes the Americas other than the United States.

(b)
Includes goodwill amortization of $6,803 for the three months ended September 30, 2001 and $17,586 for the nine months ended September 30, 2001.

NOTE 7—STOCK REPURCHASE PROGRAM

      In September 2002, the Board of Directors approved a share repurchase plan to acquire outstanding common stock on the open market. Under the terms of the plan, the Company is authorized to repurchase up to five million shares of common stock and intends to purchase such shares from time-to-time as conditions warrant. The Company's Board of Directors has authorized these purchases to occur over a period of eighteen months. As of September 30, 2002, the Company had repurchased 927 shares of TMP Worldwide common stock for an aggregate purchase price of approximately $9.8 million in cash.

NOTE 8—PROPOSED SPIN-OFF OF eRESOURCING AND EXECUTIVE SEARCH BUSINESS UNITS

        On October 21, 2002, the Company announced plans to spin off, to its shareholders, its eResourcing and Executive Search divisions, forming a completely separate and new publicly traded company. The Company believes each of the resulting companies will be better positioned to focus on its core businesses and competencies, and thus compete more effectively in their respective markets. The spin-off is subject to a number of customary conditions, such as receipt of an opinion that the spin-off will be tax-free for federal income tax purposes, the effectiveness of the registration statement relating to the shares of the new company and final board approval. TMP Worldwide expects the transaction to be completed in the first quarter of 2003. Upon completion of the spinoff, the Company will reflect the results of operations for eResourcing and Executive Search as discontinued operations.

Report of Independent Certified Public Accountants

Board of Directors
TMP Worldwide Inc.
New York, New York

        We have reviewed the consolidated condensed balance sheet of TMP Worldwide Inc. as of September 30, 2002, the related consolidated condensed statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated condensed statement of stockholders' equity for the nine-month period ended September 30, 2002, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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
New York, New York November 14, 2002

TMP WORLDWIDE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our ability to manage our growth, (ii) our risks associated with expansion, (iii) our ability to maximize the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing, (iv) the risks we face relating to developing technology, including the Internet, (v) our heavy reliance on our information systems and the potential that if we lose technology, or fail to further develop our technology, our business could be harmed, (vi) our vulnerability to intellectual property infringement claims brought against us by others, (vi) computer viruses may cause our systems to incur delays or interruptions, (vii) our markets are highly competitive, (viii) our operating results fluctuate from quarter to quarter, (ix) our operations will be affected by global economic fluctuations, (x) we face risks relating to our foreign operations, (xi) our dependence on our highly skilled professionals, (xii) we face risks maintaining our professional reputation and brand name, (xiii) we face restrictions imposed by blocking arrangements, (xiv) we are subject to potential legal liability from both clients and employers, and our insurance coverage may not cover all of our potential liability, (xv) traditional media remains important to us (xvi) we depend on key management personnel, (xvii) we are influenced by a principal stockholder, (xviii) effects of anti-takeover provisions could inhibit the acquisition of TMP by others, (xix) terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or civil disturbances could lead to further economic instability and depress our stock price, (xx) there may be volatility in our stock price, (xxi) the risks we face associated with government regulation and (xxii) the risks concerning our ability to consummate the spin-off of our eResourcing and Executive Search divisions. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2001 for more information.

Overview

        We have built Monster® (http://www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and executive search and selection agencies. Employers and professional recruiters look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of September 2002 contained more than 20 million resumes. We are also the world's largest yellow pages advertising agency.

        We have built our Interactive platform by expanding our Interactive businesses into certain European countries, migrating our traditional businesses to the Internet and adding new Interactive services. Monster is the leading global career portal on the Web with over 41 million visits in September 2002 according to I/Pro. The Monster global network consists of local language and content sites in 22 countries, throughout North America, Europe and the Asia Pacific region.

        On October 21, 2002, we announced plans to spin off, to our shareholders, our eResourcing and Executive Search divisions. These two divisions will be combined into a new, publicly traded company with a completely separate board of directors. TMP Worldwide will remain a stand-alone corporate entity comprised of Monster, Advertising & Communications and Directional Marketing. The spin-off is subject to a number of customary conditions, such as receipt of an opinion that the spin-off will be tax-free for federal income tax purposes, final board approval and the effectiveness of the registration statement relating to the shares of the new company. We expect the transaction to be completed in the first quarter of 2003.

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
  •
  interactive advertising, sponsorships and referral fees, primarily on our own website, www.monstermoving.com;
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

        Our Directional Marketing division designs and executes yellow page advertising. For the nine months ended September 30, 2001, our effective gross margin rate was 17.1% of yellow page media billings. Due to continued reductions in commission rates by the publishers and higher discounts provided to clients, the gross margin rate declined to 15.6% for the nine months ended September 30, 2002.

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

Critical Accounting Policies and Items Affecting Comparability

        Quality financial reporting relies on consistent application of company accounting policies that are based on generally accepted accounting principles. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain. Although our commission and fees recognition policy contains a relatively low level of uncertainty, it does require judgment on complex matters that are subject to multiple sources of authoritative guidance.

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

        Directional Marketing.    Our Directional Marketing division derives commissions and fees primarily from the placement of advertisements in telephone directories (yellow page advertising), as well as fees from mortgage companies, real estate firms and other moving related companies through its online relocation product, Monstermoving. Commissions and fees for yellow page advertisements are recognized on the publication's closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated condensed balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. Commissions and fees related to the division's Monstermoving product are derived primarily from advertisements placed on the website and links to advertisers' websites, and are recognized over the stated terms of the contract, typically a three to twelve month period.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Merger, Integration, Restructuring and Business Reorganization Plans

        We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization plans. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Contingencies

        We are subject to proceedings, lawsuits and other claims related to labor, service and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Interim Financial Reporting

        As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes and selected marketing and promotion costs are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. Marketing and promotion expenses, specific to our Monster segment, are recorded for interim financial reporting purposes in proportion to actual commissions and fees as a percent of estimated annual commissions and fees for the Monster segment which are adjusted during interim periods as our forecasts for such commissions and fees change.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we will evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the business units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets. Results of operations for the nine months ended September 30, 2001 include $17,586 of amortization expense that will not continue in future periods as a result of our adoption of SFAS 142. See Note 2 to the Consolidated Condensed Financial Statements for a full discussion of our implementation of SFAS 142.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated condensed statement of operations as a cumulative effect of accounting change for the nine months ended September 30, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. The write-down of goodwill shown as a cumulative effect of change in accounting principle in our consolidated condensed statement of operations for the nine months ended September 30, 2002 was determined using the forward-looking information that was available to us on January 1, 2002.

Business Combinations

        During the nine months ended September 30, 2002, we completed one acquisition accounted for as a purchase with estimated annual gross billings of $2.4 million. For the period January 1, 2001 through December 31, 2001, we completed 35 acquisitions accounted for as purchases with estimated annual gross billings of approximately $242.6 million. The results of operations of these businesses are included in the accompanying consolidated condensed financial statements from their respective dates of acquisition. Given the significant number of acquisitions affecting the prior periods, the results of operations from period to period may not necessarily be comparable.

Results of Operations

        The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information (amounts in thousands).

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
GROSS BILLINGS:
Interactive(1)	$138,057	$190,855	$416,258	$563,243
Advertising & Communications	145,692	172,552	442,652	589,852
Directional Marketing	195,726	165,293	504,295	440,640
eResourcing(2)	80,945	90,136	249,989	324,049
Executive Search	15,884	22,956	51,638	86,963

Total	$576,304	$641,792	$1,664,832	$2,004,747

COMMISSIONS AND FEES:
Interactive(1)	$128,252	$174,319	$390,030	$507,586
Advertising & Communications	34,584	48,317	105,721	140,836
Directional Marketing	28,965	28,832	78,708	75,239
eResourcing(2)	76,415	86,749	239,780	311,351
Executive Search	15,808	22,956	51,561	86,962

Total	$284,024	$361,173	$865,800	$1,121,974

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)	92.9%	91.3%	93.7%	90.1%
Advertising & Communications	23.7%	28.0%	23.9%	23.9%
Directional Marketing	14.8%	17.4%	15.6%	17.1%
eResourcing(2)	94.4%	96.2%	95.9%	96.1%
Executive Search	99.5%	100.0%	99.9%	100.0%
Total	49.3%	56.3%	52.0%	56.0%

EBITDA (3):
Income (loss) before provision (benefit) for income taxes	$19,637	$42,486	$(59,835)	$93,413
Interest income, net	(26)	(1,345)	(107)	(10,720)
Minority interests	497	534	1,550	1,094
Depreciation and amortization	14,263	19,107	43,018	55,243

EBITDA	$34,371	$60,782	$(15,374)	$139,030

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities	$29,899	$33,541	$(24,961)	$112,603
Cash used in investing activities	$(21,515)	$(250,857)	$(59,811)	$(356,965)
Cash used in financing activities	$(22,119)	$(8,267)	$(60,587)	$(12,746)
Effect of exchange rate changes on cash and cash equivalents	$296	$2,429	$4,679	$(1,520)

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

The Three Months Ended September 30, 2002 Compared to the Three Months Ended
September 30, 2001

        Gross billings for the three months ended September 30, 2002 were $576.3 million, a decrease of $65.5 million or 10.2% as compared to gross billings of $641.8 million for the three months ended September 30, 2001. This decrease resulted primarily from the effects of challenging global labor markets as we continue to be affected by weak economies in North America and Europe.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and 2002. As a result, our total commissions and fees for the quarter ended September 30, 2002 were $284.0 million, a decrease of $77.2 million or 21.4% versus $361.2 million in 2001. The three months ended September 2002 also includes a $11.5 million benefit compared to the prior year period from the weakening U.S. dollar. The decrease is primarily related to our Monster, Advertising & Communications, Executive Search and eResourcing segments, which are particularly sensitive to fluctuations in the global economic and employment environment.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive services, employment searches and temporary contracting services sourced through the Internet. Approximately 96% of our interactive commisions and fees were derived from on-line recruitment during the three months ended September 30, 2002 which has been adversely affected by the increase in jobless claims in North America and Europe. Interactive commissions and fees declined 26.4% to $128.3 million for the quarter ended September 30, 2002, versus the same period in 2001.

        Monster contributed Interactive commissions and fees of $103.2 million for the three months ended September 30, 2002, a decrease of $41.6 million or 28.8% from the $144.8 million reported in 2001. The decrease in Monster's commissions and fees reflects the increased unemployment rate and the effects of a challenging global employment environment. We continue to focus on cross-selling opportunities with our traditional lines of business and introduce new revenue generating products, such as Monster JobMatch, to prospective and existing client companies. In addition, our Monster properties were the 25th most visited properties on the Internet in the month of September 2002, with more than 13.4 million unique visitors reported by ComScore/Media Metrix. We feel this positions our Monster properties to take advantage of future strength in the economy and labor markets.

        Advertising & Communications total commissions and fees, including its Interactive business, were $42.2 million for the quarter ended September 30, 2002, a 17.0% decrease from $50.8 million in 2001. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other solutions to support corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $34.6 million for the three months ended September 30, 2002, down from $48.3 million in 2001, a decline of 28.4%. However, the division's contribution to total Interactive commissions and fees increased to $7.6 million, up $5.1 million, versus the prior year period of $2.5 million, as clients continue to migrate towards online recruitment solutions and Interactive employer/employee communications and retention services.

        Directional Marketing commissions and fees, including its Interactive business, were $34.1 million for the three months ended September 30, 2002, relatively flat when compared to the $34.7 million reported in the three months ended September 30, 2001. The slight decrease primarily reflects its interactive operations, which had a decrease in commissions and fees of $0.7 million for the quarter ended September 30, 2002 versus the comparable 2001 period, relating to the weak U.S. economy and a decrease in our clients' allocation of advertising resources. Monstermoving is now being managed by our Directional Marketing business.

        eResourcing commissions and fees, including its Interactive business, were $88.6 million, down 17.9% from the $107.9 million for the same period last year. eResourcing's traditional business generated $76.4 million in commissions and fees during the three months ended September 30, 2002, down 11.9% from $86.7 million reported for the prior year period, reflecting lower commitments for both permanent placements and temporary contactors as a result of the weak global labor markets. During the three months ended September 30, 2002, eResourcing contributed $12.2 million to total Interactive commissions and fees, down 42.3% over the same period last year.

        Executive Search commissions and fees, including its Interactive operations, were $16.0 million in the third quarter of 2002, down 30.5% from $23.0 million in the same period in 2001, again reflecting the continued impact that the global economy is having on executive level search placements.

        Total operating expenses for the three months ended September 30, 2002 were $264.9 million, compared with $320.9 million for the same period in 2001. The decrease of $56.0 million or 17.5% is due primarily to $21.1 million less in merger and integration costs, savings as a result of our business reorganization in the second quarter of 2002, cost cutting measures put into place in the latter half of 2001 and the effects of no goodwill amortization in 2002, offset by an increase of $11.0 million relating to the weakening of the U.S. dollar, compared to the prior year period. In addition, during the quarter we re-evaluated the need for bonus and other accruals. As a result, during the quarter ended September 30, 2002, we reduced bonus accruals by approximately $5.4 million, allowance for doubtful accounts by approximately $1.5 million and general accruals by approximately $1.4 million, all of which were accrued during the first six months of 2002.

        Salaries and related costs for the three months ended September 30, 2002 were $154.6 million, compared with $179.8 million for the same period in 2001. The $25.2 million decrease compared to the prior period primarily relates to the implementation of strategic cost cutting across all of our divisions in 2001 and 2002, offset by the effects of a weaker U.S. dollar in the September 2002 period. In addition, our business reorganization and other special charges announced in the second quarter of 2002 resulted in the termination of approximately 1,000 employees, thus lowering our salaries and related costs in the third quarter.

        Office and general expenses for the three months ended September 30, 2002 were $67.5 million compared with $71.7 million for the same period in 2001. The decrease of $4.2 million reflects our implementation of cost-cutting measures across all of our divisions, offset by an increase in foreign currency rates and the effects of a weaker U.S. dollar in the 2002 period.

        Marketing and promotion expenses decreased $1.4 million to $40.3 million for the quarter ended September 30, 2002 from $41.7 million for September 30, 2001. The 3.3% decrease was due primarily to decreased marketing for our Interactive operations, as we have scaled back on the marketing of our Monster brands, particularly in Europe. The decrease also reflects lower advertising rates in 2002 compared to 2001.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the three months ended September 30, 2002, merger and integration costs resulted in a benefit of $0.9 million, reflecting the finalization of our integration plans and the reversal of previously accrued costs that were below our expectations. For the three months ended September 30, 2001, merger and integration expenses were $20.2 million or 5.6% of total commissions and fees. These expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease of $21.1 million is a result of the finalization of our exit strategies related to our pooled businesses.

        Business reorganization and other special charges were $2.6 million, or $0.02 per diluted share on an after tax basis for the three months ended September 30, 2002. The charge is primarily comprised of professional fees that were incurred during the third quarter of 2002, mainly relating to the consolidation of our tax structure across Europe and employee stay bonuses that were earned in the third quarter as a result of transitioning certain responsibilities in connection with various office consolidations. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we continue to work toward bringing our cost structure in line with our commissions and fees.

        Amortization of intangibles was $0.8 million for the quarter ended September 30, 2002 compared to $7.5 million for the same period in 2001. The decrease relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. Had goodwill not been amortized in the prior period, amortization expense would have been $0.7 million in September 2001.

        Operating income for the three months ended September 30, 2002 was $19.2 million compared to operating income of $40.2 million for the comparable period in 2001. The decrease of $21.0 million is primarily attributable to the effects that the weak labor market has had on our traditional and interactive operations.

        The provision for income taxes for the three months ended September 30, 2002 was $6.1 million on a pretax income of $19.6 million, compared with a tax expense of $17.4 million on a pretax profit of $42.5 million for 2001. Excluding the effects of our merger and integration benefit and business reorganization and other special charges, our effective tax rates for the three months ended September 30, 2002 and September 30, 2001 were 30.0% and 37.7% respectively. The effective tax benefit rate on the business reorganization and other special charges was 19.4%, reflecting the portion of the charge incurred in lower taxed foreign jurisdictions and valuation allowances. Our effective tax rate decreased primarily due the elimination of non-deductible goodwill amortization expense in 2002 resulting from the adoption of new accounting standards, reduced expenditures of non-deductible merger and integration costs and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, and deviations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where there is no history of profitability.

        Net income applicable to common and Class B common stockholders was $14.0 million for the quarter ended September 30, 2002, or $0.12 per diluted share compared with $31.5 million or $0.28 per diluted share for the prior period, adjusted to exclude the effects of goodwill amortization in the 2001 period.

The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Gross billings for the nine months ended September 30, 2002 were $1,664.8 million, a decrease of $339.9 million or 17.0% as compared to gross billings of $2,004.7 million for the nine months ended September 30, 2001. This decrease in gross billings resulted primarily from the effect of the challenging economic and labor markets on our Monster, Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $63.7 million or 14.4% in Directional Marketing gross billings. The increase in Directional Marketings gross billings primarily relates to our realignment of the business of USMotivation, a September 2001 Advertising and Communications acquisition, that is now being managed by our Directional Marketing division. USMotivation generated gross billings of $57.3 million for the nine months ended September 30, 2002 compared to $1.5 million in the period ended 2001.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and into 2002. Reflecting the rise in U.S. unemployment rates, our total commissions and fees for the nine months ended September 30, 2002 decreased to $865.8 million, down $256.2 million or 22.8% from $1,122.0 million in 2001. The decrease is primarily related to our Monster, Advertising & Communications, Executive Search and eResourcing segments, which are particularly sensitive to fluctuations in the global economic and labor markets, offset by a $34.9 million benefit, compared to the prior year period, relating to the weakening U.S. dollar during the nine months of 2002. Historically, companies have been reluctant to commit extensive resources to their hiring needs at the first signs of an economic rebound. Therefore, we expect there to be a lag between general economic recovery and an improvement in the labor markets.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $390.0 million for the nine months ended September 30, 2002, a decrease of $117.6 million or 23.2% over the same period in 2001 largely as a result of the weak global labor markets. Interactive commissions and fees represented 45.0% of our total commissions for the nine months ended September 30, 2002, which is flat when compared to the 45.2% for the comparable period in 2001.

        Monster reported Interactive commissions and fees of $316.6 million for the nine months ended September 30, 2002, a decrease of $103.6 million or 24.7% over the $420.2 million reported in 2001. The decrease in Monster's commissions and fees reflects the increased unemployment rate and the effects of a challenging global economy.

        Advertising & Communications total commissions and fees, including its Interactive business, were $128.7 million for the nine months ended September 30, 2002, a 19.5% decrease from $159.9 million in 2001 as our clients continue to scale back their recruitment spending. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other services provided to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $105.7 million for the nine months ended September 30, 2002, down from $140.8 million in 2001, a decline of 24.9%. However, the division's contribution to Interactive commissions and fees was

$23.0 million for the nine months ended September 30, 2002, an increase of 20.5% or $3.9 million, over the prior year period of $19.1 million, as we continue to migrate our clients to the Internet.

        Directional Marketing commissions and fees, including its Interactive business, were $92.7 million for the nine months ended September 30, 2002, an increase of $1.0 million or 1.1% compared to the $91.7 million reported in the nine months ended September 30, 2001. The increase primarily reflects a full nine months of operations for USMotivation, which was acquired in September of 2001, offset by a decrease in commissions and fees relating to our Monstermoving product offerings. Monstermoving is an on-line extension of our Directional Marketing business and has been integrated into its operations to take further advantage of the Directional Marketing client base.

        eResourcing commissions and fees, including its Interactive business, were $275.7 million, down 24.1% from the $363.1 million for the same period last year. eResourcing's traditional business generated $239.8 million in commissions and fees during the nine months ended September 30, 2002, down 23.0% from $311.4 million reported for the prior year period, reflecting lower demand for both permanent employees and temporary contactors as a result of the weak global economic environment. During the nine months ended September 30, 2002, eResourcing contributed $35.9 million to Interactive commissions and fees, down 30.6% over the same period last year.

        Executive Search commissions and fees of $52.1 million in the first nine months of 2002 were down 40.1% from $87.0 million in the same period in 2001, again reflecting the continued impact that the challenging global economy is having on executive level search placements, particularly in the United States.

        Total operating expenses for the nine months ended September 30, 2002 were $925.5 million, compared with $1,039.6 million for the same period in 2001. The decrease of $114.1 million or 11.0% is due primarily to cost cutting measures that we began implementing near the end of 2001, reduced marketing and promotion expense, primarily for our Monster products of $47.3 million and a decrease in merger & integration costs of $51.2 million as we finalized the integration of our acquisitions accounted for as pooling-of-interests. These decreases were offset by our business reorganization and other special charges of $117.0 million in 2002 and an increase of $34.9 million relating to the weakening of the U.S. dollar, compared to the prior year period.

        Salaries and related costs for the nine months ended September 30, 2002 were $480.0 million compared with $574.1 million for the same period in 2001. The $94.1 million decrease compared to the prior period primarily relates to the implementation of cost cutting across all of our divisions in reaction to the current economic and labor environment. During the 2nd and 3rd quarters of 2002, we terminated approximately 1,000 employees in connection with our business reorganization and other special charges, further reducing our salaries and related costs.

        Office and general expenses for the nine months ended September 30, 2002 were $210.2 million compared with $231.5 million for the same period in 2001. The $21.3 million decrease reflects our continued implementation of cost-cutting measures across all of our divisions in response to current economic conditions and our business reorganization and other special charges.

        Marketing and promotion expenses decreased $47.3 million to $105.1 million for the nine months ended September 30, 2002 from $152.4 million for September 30, 2001. The 31.1% decrease was due primarily to decreased marketing for our Interactive operations, as we scale back on the marketing of our Monster brands.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions and the integration of such companies. For the nine months ended September 30, 2002, merger and integration costs were $10.7 million, a decrease of $51.2 million or 82.6%, compared with $61.9 million for the same period in 2001. These expenses include lease obligations, office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease of $51.2 million is a result of the finalization of our exit strategies related to our pooled businesses.

        Business reorganization and other special charges were $117.0 million for the nine months ended September 30, 2002. The charge is primarily comprised of severance and related costs of $37.5 million, accruals for future lease obligations on exited properties of $45.9 million and the write-off of fixed assets, primarily leasehold improvements, computer equipment and software of $14.6 million and professional fees of $9.3 million. Furthermore, we recorded a charge of $9.7 million for the write-down of investments in and loans to certain businesses that we no longer consider strategic. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we continue to work toward bringing our cost structure in line with our commissions and fees.

        Amortization of intangibles was $2.4 million for the nine months ended September 30, 2002 compared to $19.6 million for the same period in 2001. The decrease relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. Had goodwill not been amortized in the prior period, amortization expense would have been $2.0 million for the nine months ended September 30, 2001.

        Operating loss for the nine months ended September 30, 2002 was $59.7 million, compared to operating income of $82.4 million for the comparable period in 2001. Excluding goodwill amortization, operating income would have been $100.0 million in the nine months ended September 30, 2001. The nine months ended 2002 resulted in a loss primarily due to our business reorganization and other special charges of $117.0 million.

        Interest and other expenses was $0.1 million for the nine months ended September 30, 2002 compared to $11.0 million of interest and other income in the first nine months of 2001. The decrease of $11.1 million primarly reflects lower U.S. interest rates in 2002 and a lower average cash balance available for investment in the nine months ended September 30, 2002 compared to the prior year period.

        The benefit for income taxes for the nine months ended September 30, 2002 was $2.9 million on a pretax loss of $59.8 million, compared with a tax expense of $43.3 million on a pretax profit of $93.4 million for 2001. Excluding the effects of our merger and integration costs and business reorganization and other special charges, our effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 33.4% and 38.9% respectively. Our effective tax rate decreased primarily due to the elimination of non-deductible goodwill amortization expense in 2002 resulting from the adoption of new accounting standards, reduced expenditures of non-deductible pooling acquisition costs and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, and deviations from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no history of profitability.

        In conjunction with the adoption of SFAS 142, as of the beginning of fiscal year 2002, we completed a goodwill impairment review for each of our operating segments and recorded a charge of $428.4 million net of tax, at January 1, 2002. This charge is reflected in our statement of operations, for the nine months ended September 30, 2002, as a cumulative effect of accounting change. According to our policy and under the new rules, we will perform a similar review annually, or sooner if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of market share, revenues and costs for each operating segment as well as appropriate discount rates. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

        Net loss applicable to common and Class B common stockholders was $483.8 million for the nine months ended September 30, 2002, or $4.35 per diluted share compared with net income of $66.3 million or $0.59 per diluted share for the prior period, adjusted to exclude the effects of goodwill amortization in the 2001 period.

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

        In connection with the proposed spin-off of our eResourcing and Executive Search divisions the Company has agreed to fund the initial cash requirements of these divisions upon completion of the spin-off. The total initial cash requirements of these divisions has not yet been determined.

        On September 3, 2002, we announced a share repurchase program that allows us to purchase up to 5 million shares of common stock from time to time on the open market over a period of eighteen months. In the third quarter 2002, we repurchased 927 thousand shares at an average price of $10.62 per share.

        As of September 30, 2002, we had cash and cash equivalents totaling $199.9 million, compared to $340.6 million as of December 31, 2001. Our net use of cash of $140.7 million in the nine months of September 2002, primarily related to investing and financing activities. Also contributing to our use of cash for the nine months of 2002 was cash used in operations of $25.0 million which relates primarily to cash payments made in connection with our business reorganization and other special charges of $33.9 million, merger and integration cash payments of $19.2 million and the decline in our commissions and fees as a result of the slowing global economy. In addition, we paid income taxes of $20.6 million during the nine months ended September 30, 2002 compared to $13.6 million in the prior period. Approximately $10.2 million of the nine month 2002 tax payments were originally due prior to December 31, 2001, but were deferred under special relief established by Federal and state taxing authorities in response to the September 11th terrorist attacks. Deferred commissions and fees decreased $8.5 million or 6.1% for the first nine months of 2002, primarily within our Interactive operations.

        Cash used in investing activities was $59.8 million for the nine months ended September 30, 2002 and included $15.2 million of payments related to the integration of purchase acquisitions made in 2001, $2.9 million cash paid in connection with our purchase of Moving.com, $0.8 million paid in connection with our purchase of the Jobs.com URL and approximately $4.0 million for earn-out provisions of previous acquisitions. Also contributing to our decrease in cash in the first nine months of 2002 were capital expenditures of $36.9 million as we continue to invest in new technology, especially in our Monster division.

        Cash used in financing activities was $60.6 million for the nine months ended September 30, 2002 as a result of net repayments on debt of $58.0 million and cash paid to repurchase common stock of $9.8 million, offset by cash received from employee stock option exercises of $7.2 million. Debt payments primarily related to acquisition notes, capital lease obligations, and repayments under our primary line of credit. Part of our acquisition strategy had been to pay portions of acquisition costs over time through the use of seller-financed notes, generally ranging from two to five years. Several of these notes allow for the lender to put a portion or all of the principal balance back to the Company at various points during the year. In the event that all of these put-able notes had to be paid in the fourth quarter of 2002, we would be obligated to pay the lenders approximately $2.3 million. Our current cash balance is sufficient to meet this demand.

        At September 30, 2002, we had a $185.0 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. As of September 30, 2002, approximately $165.5 million was unused and accounts receivable are sufficient to allow for the draw down of this entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. Our recently announced proposed spin-off of our eResourcing and Executive Search divisions requires the consent of our primary lender. We are currently in negotiations with our primary lender to secure their consent. Our primary lender may require concessions from us in consideration for granting such consent.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. It also requires that the Company recognize acquired intangible assets, apart from goodwill, if the intangible assets meet certain criteria. In accordance with the transitional guidance provided under SFAS 141, goodwill was not amortized on purchase business combinations completed subsequent to June 30, 2001.

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

        With the adoption of SFAS 142, the amortization of goodwill has ceased as of January 1, 2002. As a result, approximately $6.8 million pre-tax, or $0.05 in diluted earnings per share, net of tax, in the third quarter of 2001 and approximately $17.6 million pre-tax, or $0.13 in diluted earnings per share, net of tax, in the first nine months of 2001 has been eliminated for comparative purposes. On an annualized basis, we will eliminate amortization expense of approximately $23.8 million pre-tax, or $0.18 in diluted earnings per share, net of tax.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At September 30, 2002 the utilized portion of our five-year revolving credit agreement was approximately $19.5 million, including $14.3 million reflected as a reduction to accounts receivable and $5.2 million for standby letters of credit. Interest on the outstanding balance is charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. The majority of our borrowings are in the form of seller-financed notes and capitalized equipment leases. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated seller notes and non-functional currency denominated forecasted transactions, primarily acquisitions. At September 30, 2002, the fair value of these forward foreign exchange contracts was $35.9 million resulting in a decrease in net unrealized gain of $324 for the nine months ended September 30, 2002 reflected in our consolidated condensed statement of stockholders' equity. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, Sweden, Singapore, Spain, and the United Kingdom. For the nine months ended September 30, 2002, approximately 43% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine months ended September 30, 2002, we had a translation gain of $66.1 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Kroner and the British Pound.

ITEM 4. CONTROLS AND PROCEDURES

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

TMP WORLDWIDE INC.

PART II
OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 10, 2002, we issued 395,515 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding shares of Moving.com, Inc.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

  3.1
  Amended and Restated Bylaws of TMP Worldwide Inc.

  10.1
  Employment Letter, dated September 11, 2002, by and between TMP Worldwide Inc. and Michael Sileck.

  10.2
  Employment Letter, dated September 24, 2002, by and between TMP Worldwide Inc. and John Mclaughlin.

  10.3
  Agreement, dated September 11, 2002, by and between TMP Worldwide Inc. and Paul Camara.

  15.1
  Consent of Independent Certified Public Accountants.*

  99.1
  Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

  (i)
  The Company's Current Report on Form 8-K, filed August 7, 2002, relating to the Company's announcement of results of operations for the six months ended June 30, 2002 and that James Treacy, the Company's President and Chief Operating Officer would be leaving the Company.

  (ii)
  The Company's Current Report on Form 8-K, filed August 21, 2002, relating to Andrew J. McKelvey's sales of the Company's common stock.

        All other items of this report are inapplicable.

  (*)
  BDO Seidman, LLP has issued a SAS 71 report on the interim financial statements included herein. This Quarterly Report on Form 10-Q will be incorporated by reference into TMP's registration statements. Please note that BDO's report on such interim financial statements, however, should not be deemed a part of such registration statements and that Securities Act Section 11 liability should not extend to BDO's report.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMP WORLDWIDE INC. (Registrant)
	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chief Executive Officer
Dated: November 14, 2002
	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2002

CERTIFICATIONS

I,
Andrew J. McKelvey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TMP Worldwide Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chief Executive Officer

CERTIFICATIONS

I, Michael Sileck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TMP Worldwide Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer

QuickLinks

TMP WORLDWIDE INC. INDEX
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except per share amounts) (unaudited)
TMP WORLDWIDE INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
TMP WORLDWIDE INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (in thousands, except per share amounts) (unaudited)
Report of Independent Certified Public Accountants
TMP WORLDWIDE INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TMP WORLDWIDE INC. PART II OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS