Form 10-K
period 2002-12-31
TMP WORLDWIDE INC
filed 2003-03-28
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21571

TMP WORLDWIDE INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
622 Third Avenue, New York, New York 10017 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(212) 351-7000 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,396,497,500 as of the last business day of the registrants' second fiscal quarter.

        The number of shares of Common Stock, $.001 par value, outstanding as of March 14, 2003 was approximately 113,647,982.

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be used in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ITEM 1. BUSINESS

General

        We have built Monster® (www.monster.com) into the Internet's leading global career management property. Job seekers manage their careers on Monster by posting their resumes, searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and until the spin-off occurs, as detailed below, a large executive search and professional staffing agency. Employers and professional recruiters look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of February 2003 contained more than 26 million resumes. We are also the world's largest yellow page advertising agency.

        We believe our growth will primarily come from strengthening our leadership position in the online recruitment and career management market and migrating our traditional business models to the Internet. Our strategies to strengthen our position include:

  •
  continuing to promote the Monster brand through online and traditional advertising, aggressive marketing programs and select alliances or affiliations;

  •
  continuing to capitalize on cross-selling opportunities between our traditional recruitment advertising services and our Interactive solutions along the entire employment spectrum; and

  •
  continuing to enhance the features of Monster to become a comprehensive career management resource for both the job seeker and HR professional.

        We were founded in 1967, and we now have more than 8,500 employees in 31 countries. After the spin-off of Hudson Highland Group, Inc. (referred to below), we will have approximately 4,500 employees in 22 countries. Our clients include more than 90 of the Fortune 100 and more than 490 of the Fortune 500 companies. We are a component of the S&P 500 Index. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is www.tmp.com. We make all of our documents filed with the Securities Exchange Commission ("SEC") available on our website, free of charge, under the caption "Investor Relations—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or submit such materials with the SEC.

Our Reorganization Initiatives and Spin-Off of our eResourcing and Executive Search Divisions

        The year ended December 31, 2002 was particularly difficult in the recruitment advertising, professional staffing and executive search industries. As a result, we have had to reorganize our businesses to bring our cost structure in line with the current year's declining revenue base. We evaluated our product offerings, office locations and staffing requirements as well as other business initiatives and decided to reduce our cost structure through two reorganization plans announced in June and October of 2002. In addition, as of March 31, 2003, we will spin off our eResourcing and Executive Search business units, which have since been incorporated as Hudson Highland Group, Inc. ("HH Group"). We are spinning off all of the common stock of HH Group by way of a tax-free pro rata distribution. HH Group will have one class of common stock with equal voting rights. Following the distribution, HH Group will be an independent, publicly held company and we will own no shares of its common stock. We will continue to own and operate TMP's Monster, Advertising and Communications (our recruitment advertising business) and Directional Marketing (our yellow page advertising business) divisions. The distribution is intended to separate the eResourcing and Executive Search businesses from our remaining businesses in order to enable each of us to compete effectively without negatively affecting each other's businesses and to adopt strategies to enhance each company's growth opportunities and prospects. Our management and board of directors believe that separating HH Group from our operations will provide the following benefits:

  •
  Enhanced Management Focus. The management team of each of both companies will be better able to focus on their respective operations, strategic direction and core businesses as well as pursue growth opportunities, which we believe will help maximize value over the long term for both our and HH Group's stockholders.

  •
  Enhanced Ability to Attract and Retain Key Employees. HH Group will have a greater chance of attracting and retaining qualified employees if employee equity compensation is directly related to the operation and success of HH Group as an independent entity.

  •
  Permit Investors to Better Evaluate Company Performance. Both companies' stockholders will be better able to evaluate the financial performance of the respective companies, thereby enabling increased investor focus.

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

        For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers. Online recruiting can also help to reduce the time associated with conducting a job search by permitting job seekers to define their specific job needs and be contacted automatically when desired jobs become available. Online recruiting is also proving to be attractive to employers and recruiters because online job advertisements can be accessed by job seekers anywhere in the world at any time and more cost effectively than print media. Forrester Research estimates that, with the development of the skilled and hourly market and a growing consumer reliance on the Internet for job information, the online recruitment market in the United States will grow to $1.9 billion by 2008.

Recruitment Advertising.    Recruitment advertising, which encompasses our Advertising & Communications business, traditionally consists of creating and placing recruitment advertisements in the classified advertising sections of newspapers. The recruitment advertising market has historically been cyclical in the U.S. market and according to Forrester Research, print recruitment advertising revenues decreased 22% in 2002, on top of the 35% decline seen in 2001. However, this business continues to migrate to the Internet. The services provided by recruitment advertising agencies can be complex and range from the design and placement of classified advertisements to the creation of comprehensive image campaigns which internationally "brand" a client as a quality employer. Furthermore, shortages of qualified employees in certain industries have increased the need for recruitment advertising agencies to expand the breadth of their service offerings to effect national, and sometimes global, recruitment campaigns. For the year ended December 31, 2002, the Conference Board's Help Wanted Index, a key barometer of America's job market, decreased to 39, from 47 in December 2001. Agencies which place recruitment classified advertising are paid commission rates, historically ranging from approximately 10% in Australia to 15% in the U.S. and the United Kingdom, of recruitment advertising placed in newspapers, and earn fees for providing additional recruitment services.

Yellow Pages Advertising.    Yellow page directories have been published in the U.S. since at least the 1890's and, traditionally, have been published almost exclusively by telephone utilities. In the early 1980's, due in part to telephone deregulation, independent companies began publishing an increasing number of directories. The percentage of adults who use the yellow pages has remained relatively constant over the last ten years at over 56%, and such readers consult the yellow pages approximately twice weekly. For that reason, yellow page directories continue to be a highly effective advertising medium and have demonstrated that by its consistent annual growth. According to the Yellow Pages Integrated Media Association, the yellow pages industry posted a 1.4% gain to $14.1 billion in revenues for the year ended December 31, 2002, compared to revenues of $13.9 billion in 2001. Furthermore, the association forecasts further growth in 2003 of approximately 2.9%, bringing revenues to $14.5 billion. Yellow page advertising in the United States targets a market of more than 3.6 million local and national brands. As those terms are used in the yellow page industry, "local" refers to an advertisement solicited by a yellow page publisher's own sales staff and "national" refers to an advertisement that is placed by an advertising agency and meets certain criteria specified by the publisher. Local accounts are typically merchants who primarily conduct their business within the geographic area served by the publisher's directories. Currently, approximately 7,000 yellow page directories are published annually by 200 publishers and, in the U.S., many cities with populations in excess of 80,000 are served by multiple directories. As such, our Directional Marketing business facilitates the process of publishing advertisements in multiple directories.

        The national account market, which is the client base that we service, consists of companies that sell products or services in multiple markets. Most national accounts use independent advertising agencies to design and implement their yellow page advertising programs to create a consistent brand image and compelling message, to develop an effective media plan and to execute the placement of the advertising at the local level. Agencies that place national advertising are paid commissions by yellow page publishers. The market has grown each year since 1981. During the period of 1990 through 2001, the market has grown at a compound average rate of approximately 6.0%.

Staffing and Temporary Contracting.    The staffing industry, which encompasses our eResourcing business, is generally comprised of professionals who typically earn between $50,000 and $150,000 annually. According to the American Staffing Association, United States annual sales of temporary help services totaled $55.2 billion in 2002, a 1.8% decrease from 2001. The American Staffing Association currently estimates that both permanent placement and temporary contracting industry revenues in 2002 totaled $61.8 billion. The temporary staffing industry has experienced significant growth in response to the changing work environment. These changes are a result of increasing automation and we believe this trend will continue to result in shorter technological cycles, and continued global competitive pressures. In recent years, many employers have responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effect of layoffs. We believe fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring.

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

Our Services

        We currently operate under five product lines: Monster, Advertising & Communications, Directional Marketing, eResourcing and Executive Search. See the Notes to our Consolidated Financial Statements for financial information regarding segment reporting. Subsequent to the spin-off of HH Group, we will continue to operate our Monster, Advertising & Communications and Directional Marketing businesses (see Note 15 to the consolidated financial statements).

MONSTER

        Monster (www.monster.com), founded in 1994 as the Monster Board, was the 454th commercial website in the world and is now our flagship brand and the leading global online careers property. We believe that Monster has revolutionized the way employers and job seekers connect to one another. Through our Monster services, our clients can streamline the recruiting process and effectively manage the entire hiring process online. We believe that Monster provides one-stop-shopping for our clients' online recruiting and career management needs and offers services that are more efficient and effective than traditional methods of human resource management. In February 2003, Monster was the 29th most visited property on the Internet, serving over 20 million job seekers per month with job opportunities across all industries and skill levels. The Monster network's (which includes Flipdog and MonsterTRAK) resume database, which as of February 2003 contains more than 26 million resumes, assists our clients in finding qualified candidates to meet their hiring needs. The Monster global network consists of local content and language sites in 21 countries throughout North America, Europe and the Asia Pacific Region.

        Since the introduction of Monster, we have introduced many new career management tools for job seekers, HR professionals and college career centers. In January 2003, we announced the national launch of our Monster Skilled and Hourly initiative, which provides non-exempt (hourly) workers with a fast, easy and convenient way to search and apply to a wide range of opportunities with local employers. Leveraging Monster's powerful search engine technology, job seekers are able to conduct targeted searches for local non-exempt jobs that best match their interests and skills. Monster Skilled and Hourly also enables employers to more quickly and efficiently find and hire the most qualified non-exempt workers for their available opportunities.

        We believe that Monster provides a rewarding experience to the job seeker. Monster allows job seekers to create their own personalized career management page, My Monster, through which users can store their resumes, cover letters, job applications and create multiple Job Search Agents. They can also track how many times their resume has been viewed by prospective employers. My Monster is the center of the Monster job seeker experience, with over 33 million job seeker accounts as of February 2003. Monster's Job Search Agent seeks to find the desired job for the job seeker. Job seekers can register for this free service on the site by creating a simple personal profile indicating the industry and location in which they want to work and any job-specific keywords. The Job Search Agent then periodically scans the entire Monster job database for opportunities that match the requirements and delivers the leads to job seekers' e-mail accounts, even while they are off-line. Job seekers post their resumes free of charge in a confidential, searchable, access-restricted database. This database can be searched, using keyword searches, by employers who pay for the service. Job seekers can search Monster's database of employment opportunities by location, job category, industry and/or keyword. Keyword searches allow a user to enter specific keywords to match skills, job titles or other requirements. Monster's core product offerings also include the following:

  RESUME DATABASE CUSTOMIZATION

  Customized Resume Access is designed to provide increased flexibility of Monster's resume database to empower small, medium and large employers to take greater control of the recruitment process. This product offers customers enhanced resume database options, including geographic searches and the ability to purchase access to the database for variable periods of time.

  MONSTER OFFICE HQ

  Monster offers employers Monster Office HQ, a centralized resource that helps employers manage the hiring process, from sourcing and screening to tracking, selection and reporting. This online office incorporates web-based tools and services that streamline the hiring process, giving customers quick and easy access to human resources solutions, all in one place.

        In addition to its core product offerings, the Monster Network also offers the following innovative solutions:

  HMONSTER

  Monster healthcare, known as HMonster (www.hmonster.com), is a new and enhanced healthcare channel. Job seekers can obtain Continuing Education credits online, communicate with their peers through a message board, search for jobs within a number of healthcare categories and access career advice.

  MONSTERLEARNING

  MonsterLearning (www.monsterlearning.com) is an online resource for managing learning as it relates to advancing careers. MonsterLearning Search ("ML Search") is the first of several products and services designed to help track, plan, manage and assess career and professional growth. Leveraging Monster's powerful search engine technology, ML Search offers individual and corporate learning seekers looking to gain new skills or knowledge the opportunity to explore and research all their options for career-related learning. The one-stop search engine provides free access to a universe of learning opportunities, including online and classroom courses, test preparation, degree programs, certifications and other instructional materials such as books and videos.

  MY MONSTER PREMIUM

  Monster offers five distinct products to job seekers and employers as part of our My Monster Premium membership: Monster's Career Fit Indicator, Resume Enhancement, Job File, Monster's Job Search Tutorial, and Harvard ManageMentor® "Managing Your Career." Monster also offers additional products: a Resume Writing Service in partnership with CareerPerfect.com, an interview coaching product in partnership with Interview Mastery, a Personal Salary Report with Salary.com, customized resume distribution via the Executive Agent from Kennedy Information, Inc., and 27 additional Harvard ManageMentor business topics and other targeted career management tools in an easy-to-use support resource.

  MONSTER WEB DRAGON

  Monster Web Dragon allows employers to be as selective as they want, by allowing Monster staff to perform personalized candidate searches according to criteria provided by the employer. Within 24 hours, employers receive hand-selected quality candidates who match the specified requirements. Monster Web Dragon provides fast, personalized service, minimizes employers' advertising costs, and allows employers to spend more time interviewing only qualified candidates. Optional Web Dragon services include Web Dragon Contact, where Monster agents take the selection process one step further by contacting the candidates directly to confirm their interest in the position, and Web Dragon Screen, which adds a telephone pre-screening interview conducted by Monster experts.

  CHIEFMONSTER

  ChiefMonster (www.chiefmonster.com) is an exclusive marketplace within Monster that pre-screens applicants, based on pre-set qualification standards, for senior-level executive positions (normally Vice President and above). Qualifying executives, or members, can search for opportunities across a wide range of industries, by location, category and compensation level. Membership to ChiefMonster also allows candidates to benchmark their skills and compensation against peers and expand their networking circle. Employers and search consultants who use the web site have immediate access to top-quality, pre-screened talent. We believe that ChiefMonster streamlines the advertising process, shortens the hiring cycle and reduces the expenses associated with executive recruitment.

  FLIPDOG

  Flipdog (www.flipdog.com) offers job seekers an additional channel for searching job postings. Using sophisticated technology, Flipdog.com is able to offer the largest source of employer posted jobs on the Internet.

  MONSTERTRAK

  MonsterTRAK (www.monstertrak.com) is the definitive career resource for college students and alumni. MonsterTRAK teams-up with over 1,450 college and university career centers, MBA programs, alumni associations and student groups, providing more entry-level jobs than any other career management entity, online or offline. Since its inception in 1988, more than 500,000 employers have utilized MonsterTRAK to post full-time, part-time and internship opportunities.

  FASTWEB

  Fastweb (www.fastweb.com) allows students to create a personalized profile that can be matched against our database of colleges and scholarships. As one of the oldest and most popular free online scholarship matching services, our database contains over 800,000 scholarships totaling more than $1 billion. Fastweb also notifies students when new scholarships are added and application deadlines are approaching. Fastweb also allows students to match universities with their personal preferences and provides a complete profile for participating schools. Students can also sign up to be recruited by colleges.

        As of February 2003, our Monster properties had over 33 million job seeker members, over 150,000 member companies and over one million unique job postings within the Monster network, which in addition to Monster sites globally, includes Flipdog.com and MonsterTRAK. In February 2003:

  •
  I/PRO reported that Monster attracted more than 50.7 million visitors who spent an average of more than 11.4 minutes per visit.

  •
  Media Metrix reported that Monster properties, which represent all Monster-owned domains, were the number one destination for career seekers and the 29th most visited property overall on the Internet.

  •
  Based on Media Metrix statistics, Monster properties reported a power ranking of 321 (reach of 11.9% multiplied by an average of 27 page views per visitor).

        We believe that the power ranking is significant because, by taking into account reach and page views, it indicates the products' recognition and usefulness to job seekers. As a result, through Monster, our clients have access to over 26 million resumes in a database that is growing by an average of more than 24,000 resumes daily. To attract users to Monster, we continue to refine and refresh the site by introducing value-added features that complement and enhance the user's experience.

        We have entered into content and marketing agreements with America Online, Inc., AOL Europe and Microsoft Corporation's MSN portal whereby Monster is the exclusive careers provider on these sites in their respective geographic regions. We believe that these agreements will continue to increase traffic and attract new users to Monster. We continually look for ways to drive and retain site traffic.

ADVERTISING AND COMMUNICATIONS

        We entered the recruitment advertising business in 1993 and have expanded this business worldwide through internal growth and acquisitions. We believe that when employers find it more difficult to attract qualified candidates, they will increasingly seek out agencies that can implement global, national or local recruitment strategies. We specialize in designing recruitment advertising campaigns for clients in high growth industries and industries with high employee turnover rates. Furthermore, we continue to increase the amount of business that we do outside of traditional media, such as online recruitment advertising, development of employer image campaigns, creation of collateral materials, retention programs and other employee communications, and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting. Our ideas and strategies are delivered through one of our six integrated products:

  RECRUITMENT ADVERTISING

  We design, manage and deliver employment advertising by focusing on strategic planning and research, providing consultative employment advertising solutions and developing employer branding messages. By providing a complete range of online services, complementing our innovative recruitment solutions, we create print, interactive, broadcast, collateral materials and implement proactive programs such as job fairs, employee referral programs and campus recruiting.

  INTERACTIVE COMMUNICATIONS

  We create and implement comprehensive online solutions that drive our clients' advertising and communications programs. We offer complete interactive solutions for client recruitment needs that change the way companies interact and communicate with their employees, organizations and brands.

  RESPONSE MANAGEMENT

  We provide the resources and expertise to design, develop and deliver project management solutions that improve the speed and efficiency of the hiring process. We offer project definition and management, efficient administration of response, screening and assessment of candidate suitability.

  EMPLOYER BRANDING

  We define, develop, protect and measure the employment brand by implementing communication initiatives to shift employee attitudes, creating platforms for recruitment, retention, employment marketing and public relations and closely monitor the key performance indicators to ensure the delivery of the branding process.

  STUDENT COMMUNICATIONS

  We facilitate the progress of a student through the final years of high school and then onto university and subsequently employment. Our Student Communications product is composed of experts who offer consultative advice on educational marketing and student recruitment.

  EMPLOYEE COMMUNICATIONS

  We develop communications strategies and deliver programs that allow employees to actively participate in a client's corporate vision. Through strategic research, planning and implementation tools which foster effective communication, we focus on ensuring that corporate objectives are communicated with consistency and accuracy and that our clients' can maintain a dynamic corporate culture.

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

        Included in our Directional Marketing segment is Monstermovingsm.com (www.monstermoving.com). Monstermoving.com is one of the world's largest online marketplaces for relocation information and services and moving-related decision support tools. Its strategy is to change the way people manage their move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process. Monstermoving.com is designed to reduce the time, cost and stress associated with relocating and provides relocation information on more than 1,500 cities nationwide, and enables users to research real estate or rental properties, check out mortgage and insurance quotes, and compare quotes from moving companies or truck rental companies. Monstermoving.com features everything from home and apartment searches to mortgage and mover quotes, school information, and utility and community resources. We feel that Monstermoving.com is a natural extension of Monster's career management services because people often relocate as the result of finding a new job. We expect the Internet to continue to play a significant role in assisting people with their relocation needs and have actively marketed Monstermoving.com to our existing Directional Marketing clients as a low cost alternative to yellow page advertising.

        The Monstermoving.com web site contains listings of new and existing homes for sale, "build to suit" plans, rental properties and access to participating lenders covering a variety of different loan programs for real-time, side-by-side comparisons of mortgage rates. With one of the largest databases of moving companies anywhere, it provides free quotes based on move size, route, and timing. Also available are side-by-side, city-to-city comparisons including cost of living, taxes, home and insurance costs; as well as quality of life factors such as population, crime index, and weather. Mortgage calculators help site visitors predict mortgage costs. Monstermoving.com also allows it users to organize and plan and track their move using a "to do" list and an automated e-mail service that gives continuous progress updates. The website's Address Express feature allows customers to quickly and simply notify the U.S. Post Office and other organizations of their move date and new address.

eRESOURCING

        Candidates for mid-level management positions were traditionally attracted by classified advertising or chosen through the use of computerized database files, a process we call "professional staffing." We have enhanced the professional staffing process through the use of interactive media and online resume databases. Prior to providing our clients with a short list of qualified candidates, we screen and interview applicants using traditional and online assessment tools. Upon acceptance of the short list of suitable candidates, the client then proceeds to interview the selected candidates. The next steps in the process include reference checking, negotiation of an offer, confirmation of acceptance and start date, and performance follow-ups at the end of one and three months.

        For these assignments involving mid-level executives, we have also developed a process that is designed to evaluate a person's capacity to perform in a current or future role. It can be used for internal and external candidates and is based on the premise that if the requirements for an individual job are thoroughly understood, it is possible to develop testing protocols that assess and help predict a candidate's ability to succeed in a specific position. Tools and exercises include aptitude testing, job simulations, behavioral and situational interviews, leadership and team exercises, group discussions, role plays and work sample tests. The goals of the professional staffing process are to put the right people in the right job, boosting both individual job satisfaction and productivity.

        We also place temporary and contract employees, primarily in Australia, New Zealand, the United States and throughout the United Kingdom. The demand for contract employee services was created by organizations' need for flexible work forces with the types of skills required to meet their particular circumstances in an increasingly competitive market. Through our temporary contracting services, we place qualified executives and professionals in temporary positions, or for specific short-term projects. Contractors can be used for emergency support or to complement or supplement the skills of a client's core, permanent staff. Contracting can also be linked to our professional staffing services, with the client using a "try before you buy" strategy. Our largest specialty staffing products are accounting/finance, information technology and telecommunications, engineering, legal and healthcare.

        We will spin off our eResourcing division as part of HH Group on March 31, 2003 (See the discussion on "Our Reorganization Intiatives and Spin-off of our eResourcing and Executive Search Divisions").

EXECUTIVE SEARCH

        We offer an advanced and comprehensive range of executive search services on a retained search basis, focusing on those executives earning in excess of $150,000 annually. We currently have 30 executive search offices in 13 countries.

        We employ a multilevel process to identify appropriate candidates for our clients. This process begins with our analysis of the vacant position and our thorough understanding of it and the client's workplace. The vacancy is then matched against a pool of qualified candidates. We then assist the client with the interview process and help the client structure the compensation package for the best candidate.

        Our Executive Search business has six specialty practice groups, which are designed to enable us to better understand the market conditions and strategic management issues faced by clients within their specific industry. Our specialty practice groups are each comprised of consultants who have extensive backgrounds in placing executives in certain positions within an industry. Our specialty practices are: Energy/Natural Resources, Professional Services, Supply Chain Management, Legal, Human Resources and Boards of Directors.

        We will spin off our Executive Search division as part of HH Group on March 31, 2003 (See the discussion on "Our Reorganization Initiatives and Spin-off of our eResourcing and Executive Search Divisions").

Sales and Marketing

        We maintain separate sales and marketing staffs for our Monster, Advertising & Communications, Directional Marketing, eResourcing and Executive Search businesses. Our sales, marketing and customer service staffs are divided into two groups: (i) new business generation and (ii) existing client relationship maintenance and improvement. In addition to specializing by product, each group is accountable for, and incentivised to, cross-sell our other products within our existing client base. Each product sales force also designs targeted selling campaigns for potential new clients. We also use broad based media (television, radio, the Internet and business publications) and trade publications to promote the Monster and TMP brands.

Clients

        At December 31, 2002, our clients included more than 90 of the Fortune 100 companies and more than 490 of the Fortune 500 companies. Our clients include small and medium-sized organizations, enterprises, government agencies and educational institutions. No one client accounts for more than 5% of our total annual commissions and fees. In addition, we believe that the spin-off of HH Group will allow us to maximize strategic relationships within the staffing industry, as we will no longer be in direct competition with many of Monster's potential clients.

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

Government Regulation

        As an advertising agency that creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act (the "FTC Act"), which regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies that disseminate prohibited advertisements. Advertising agencies are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

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

Employees

        At December 31, 2002, we employed approximately 8,500 people worldwide. Our employees are not represented by a labor union or a collective bargaining agreement. We regard the relationships with our employees as satisfactory.

Risk Factors

We rely on the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing.

        Our success depends on our brands and their value. Our business would be adversely affected if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We may spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand during 2003. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be materially and adversely affected.

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

        New Internet services or enhancements that we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of client confidence. Any disruption in Internet access or in the Internet generally could have a material adverse effect on our business, financial condition and operating results. Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

        Trends that could have a critical impact on our success include:

  •
  rapidly changing technology in online recruiting;

  •
  evolving industry standards, including both formal and de facto standards relating to online recruiting;

  •
  developments and changes relating to the Internet;

  •
  evolving government regulations;

  •
  competing products and services that offer increased functionality; and

  •
  changes in employer and job seeker requirements.

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

        Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, profits or damages, and the owner of the intellectual property might be able to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be materially adversely affected.

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

        Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation that could have a material adverse effect on our business, financial condition and operating results. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and make goods, thereby reducing revenues. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

Our markets are highly competitive.

        The markets for our services are highly competitive. They are characterized by pressures to:

  •
  reduce prices;

  •
  incorporate new capabilities and technologies; and

  •
  accelerate job completion schedules.

        Furthermore, we face competition from a number of sources. These sources include:

  •
  national and regional advertising agencies;

  •
  Internet portals;

  •
  specialized and integrated marketing communication firms;

  •
  traditional media companies;

  •
  executive search firms; and

  •
  professional staffing firms.

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

        Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of Monster by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

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

We may not be able to manage our growth.

        Historically, our business has grown rapidly, both internally and through acquisitions. This growth of our business has placed a significant strain on our management and operations. Our expansion has resulted in substantial growth in the number of our employees. In addition, this growth is expected to result in increased responsibility for both existing and new management personnel and incremental strain on our existing operations, and financial and management information systems. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage existing or anticipated growth, our business, financial condition and operating results may be materially adversely affected.

We face risks associated with expansion.

        We may continue to grow, in part, by acquiring businesses. The success of this strategy depends upon several factors, including:

  •
  our ability to identify and acquire businesses on a cost-effective basis;

  •
  our ability to integrate acquired personnel, operations, products and technologies into our organization effectively; and

  •
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

Our spin-off of HH Group may disrupt our current operations.

        We are spinning off HH Group to our stockholders. The spin-off is intended to establish HH Group as an independent publicly held company with objectives separate from those of our retained businesses. The intention of the spin-off is to provide each of us and HH Group with enhanced management focus and ability to attract and retain key employees as well as to permit investors to better evaluate the performance of each of us. We cannot assure you that the spin-off will not cause a disruption in our current operations or that we will be successful in meeting the objectives of the spin-off. In addition, we and HH Group will provide certain services to one another, for which each party will receive payment, negotiated at arm's length.

Our operating results fluctuate from quarter to quarter.

        Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

  •
  mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

  •
  enhancements and services;

  •
  the hiring cycles of employers;

  •
  the timing, amount and mix of subscription, license and service payments;

  •
  changes in general economic conditions, such as recessions, that could affect recruiting efforts generally and online recruiting efforts in particular;

  •
  the magnitude and timing of marketing initiatives;

  •
  the maintenance and development of our strategic relationships;

  •
  the attraction and retention of key personnel;

  •
  our ability to manage our anticipated growth and expansion;

  •
  our ability to attract and retain customers;

  •
  our ability to attract qualified job seekers;

  •
  technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

  •
  the timing of our acquisitions; and

  •
  the timing of yellow page directory closings, the largest number of which currently occur in the third quarter.

Our operations will be affected by global economic fluctuations.

        The general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, a significant economic downturn, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

        Online recruiting remains a relatively new industry, and we do not know, with precision, how sensitive this market is to general economic conditions. The level of economic activity and employment in the United States and abroad may significantly and adversely affect demand for our services. When economic activity slows, many companies hire fewer employees, and some companies engage in hiring freezes. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts in particular. Therefore, a prolonged economic downturn or recession, especially in regions or industries where our operations are heavily concentrated, could have a material adverse effect on our business, financial condition and operating results. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be adversely affected.

We face risks relating to our foreign operations.

        We conduct operations in 32 foreign countries, including Australia, Belgium, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Singapore, Spain and the United Kingdom. For the years ended December 31, 2002 and 2001, approximately 44% and 40%, respectively, of our total commissions and fees were earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the U.S. dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue

Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions.

        Our current or future international operations might not succeed for a number of reasons including:

  •
  difficulties in staffing and managing foreign operations;

  •
  competition from local recruiting services;

  •
  operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

  •
  seasonal reductions in business activity;

  •
  language and cultural differences;

  •
  legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

  •
  taxation issues;

  •
  unexpected changes in trading policies and regulatory requirements;

  •
  issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and

  •
  general political and economic trends.

        If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Our executive search business depends on our highly skilled professionals.

        The success of our employment recruiting business depends upon our ability to attract and retain highly skilled professionals who possess the skills and experience necessary to fulfill our clients' employee search needs. Competition for highly skilled professionals is intense. We believe that we have been able to attract and retain highly qualified, effective professionals as a result of our reputation and our performance-based compensation system. These professionals have the potential to earn substantial bonuses based on the amount of revenue they generate by:

  •
  obtaining executive search assignments;

  •
  executing search assignments; and

  •
  assisting other professionals to obtain or complete executive search assignments.

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

        Usually, one or two employees have primary responsibility to maintain a client relationship. When an employee leaves a recruiting firm and joins another, clients that have established relationships with the departing employee may move their business to the employee's new employer. The loss of one or more clients is more likely to occur if the departing employee enjoys widespread name recognition or has developed a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant problems in this area. However, a failure to retain our most effective employees or maintain the quality of service to which our clients are accustomed could have a material adverse effect on our business, financial condition and operating results. Also, the ability of a departing employee to move business to his or her new employer could have a material adverse effect on our business, financial condition and operating results.

        Competition for highly skilled employees is intense. We may be unable to attract, assimilate and retain highly skilled employees in the future. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

  •
  the length of the client relationship;

  •
  the frequency with which the executive search firm has been engaged to perform executive searches for the client; and

  •
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

        A substantial portion of our total commissions and fees comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business constituted approximately 12% and 13% of our total commissions and fees for the years ended December 31, 2002 and 2001, respectively. We also receive a meaningful portion of our commissions and fees from placing advertising in yellow page directories. This business constituted approximately 9% and 7% of total commissions and fees for the years ended December 31, 2002 and 2001, respectively. We cannot assure you that the total commissions and fees we receive in the future will equal the total commissions and fees that we have received in the past.

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

        Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 36% of the combined voting power of all classes of our voting stock as of December 31, 2002. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

        Effects of anti-takeover provisions could inhibit the acquisition of TMP by others.

        Some of the provisions of our certificate of incorporation, bylaws and Delaware law could, together or separately:

  •
  discourage potential acquisition proposals;

  •
  delay or prevent a change in control; and

  •
  limit the price that investors might be willing to pay in the future for shares of our common stock.

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

        As an advertising agency that creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act of 1914, also known as the FTC Act. These sections regulate advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the FTC enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies that disseminate prohibited advertisements. Advertising agencies like us are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

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

  •
  subject us to significant liabilities including civil rights, affirmative action and other employment claims and state sales and use taxes;

  •
  significantly dampen growth in Internet usage;

  •
  prevent us from offering certain Internet content or services; or

  •
  otherwise have a material adverse effect on our business, financial condition and operating results.

        There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to our web sites, particularly Monster, relating to issues such as user privacy, defamation, advertising, taxation, promotions, content regulation, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the web.

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

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to downward pressure on stock prices of United States publicly traded companies, such as ours. This instability has resulted in a slowdown in the employment sector as companies assessed the impact of the attacks on their operations and on their employment needs. These attacks have led to armed hostilities including the conflict in Iraq which commenced on March 19, 2003, and may lead to other further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to global economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Executive Officers and Directors

        As of December 31, 2002, the executive officers and directors of the Company are as follows:

Name	Age	Position
Andrew J. McKelvey	68	Chairman of the Board, CEO and Director
William M. Pastore	54	Chief Operating Officer
Paul M. Camara	55	Executive Vice President-Creative/Sales/Marketing
Jeffrey C. Taylor	42	Chairman of Monster and Director of Product Marketing, Monster
Peter Dolphin	56	Group President, Europe
George R. Eisele	66	Executive Vice President of TMP Worldwide Direct and Director
Michael Sileck	42	Senior Vice President, Chief Financial Officer
Myron F. Olesnyckyj	41	Senior Vice President-General Counsel and Secretary
Brian Farrey	42	President, TMP Technologies
Michael Kaufman	57	Director
John Swann	67	Director
Ronald J. Kramer	44	Director
John Gaulding	57	Director
James J. Treacy	45	Director

        Andrew J. McKelvey founded the Company in 1967, and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Page Publishers Association and the Association of Directory Marketing from 1994 through September 1996. Mr. McKelvey is the father of Stuart J. McKelvey.

        William M. Pastore joined the Company in October 2002 as Chief Operating Officer. Prior to joining TMP, Mr. Pastore was President of CIGNA HealthCare from January 1999 to October 2002 and Senior Vice President of CIGNA HealthCare from December 1995 to January 1999. Prior to joining CIGNA HealthCare, Mr. Pastore spent nearly 25 years at Citibank, N.A. in numerous senior operating roles. Mr. Pastore holds a B.S and an M.B.A. from Long Island University.

        Paul M. Camara joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. He was named to his current position in April 1996. Mr. Camara received a B.A. from the University of Massachusetts-Dartmouth.

        Jeffrey C. Taylor joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Boardsm in April 1994 and launched TMP Interactive in 1995. He holds a B.A. from the University of Massachusetts at Amherst and a certificate from the OPM program at the Harvard University Business School.

        Peter Dolphin joined the Company in January 1996 as Chairman of the Company's U.K. Advertising & Communications operations. Mr. Dolphin was one of the three founding partners of Moxon, Dolphin & Kerby, a London-based recruitment advertising agency founded in 1976, where he was a director of the firm until its purchase by the Company in January 1996. In January 1997, Mr. Dolphin was

appointed as the Managing Director of the Company's European operations and in July 1999 as CEO-Advertising & Communications. He was named to his current position in November 2001. Mr. Dolphin studied at the City of London University, where he graduated with a Business Studies qualification.

        George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's direct response business, since 1989, and a director of the Company since September 1987. Mr. Eisele attended Fairleigh Dickinson University and Drexel University.

        Michael Sileck joined the Company in March 2002. Prior to joining the Company, Mr. Sileck served as Senior Vice President and Chief Financial Officer of USA Networks, Inc., a media and commerce company, from October 1999 to January 2002. Prior to that time, he served as Chief Financial Officer of the Cable Networks division of USA Networks, Inc., from September 1999 to October 1999. Before joining USA Networks, Mr. Sileck served as Vice President of Finance of Sinclair Broadcast Group from June 1996 to August 1999. Previously, he served as Director of Finance at River City Broadcasting from July 1990 to June 1996. Mr. Sileck holds a B.S. from Wayne State University and an M.B.A. from Oklahoma City University, and is a certified public accountant.

        Myron F. Olesnyckyj joined the Company in June 1994. From September 1986 through May 1994, Mr. Olesnyckyj was associated with Fulbright & Jaworski L.L.P. and predecessor firms. Mr. Olesnyckyj holds a B.S.F.S. from Georgetown University's School of Foreign Service and a J.D. from the University of Pennsylvania Law School.

        Brian Farrey joined the Company in July 1999 as Chief Technology Officer of the Company's TMP Interactive division. He was appointed to his current position in March 2002. Prior to joining the Company, Mr. Farrey was Chief Operating Officer and Chief Technology Officer of Order Trust, an order processing company, from 1995 to July 1999. Mr. Farrey holds a B.A. from Rochester Institute of Technology and an M.S. from Worcester State College, and has completed the Stanford Executive Program.

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

        Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has been President of Wynn Resorts, Limited, an entertainment and gaming company, since April 2002. Mr. Kramer was a managing director of Dresdner, Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Prior thereto, Mr. Kramer was the Chairman and CEO of Ladenburg Thalmann Group Inc. Mr. Kramer is also a director of Griffon Corporation, Lakes Gaming and New Valley Corporation.

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

        James J. Treacy has been a director of the Company since September 1998. Mr. Treacy was employed with the Company from June 1994 to December 2002. His first role with the Company was chief executive officer of the Advertising & Communications Division. In April 1996, Mr. Treacy was named Executive Vice President—Finance and Strategy. In February 1998, Mr. Treacy, in addition to his then current position, was named to the position of Chief Operating Officer. In November 2001, Mr. Treacy was named to the position of President in addition to his then current position of Chief Operating Officer. Prior to joining the Company, Mr. Treacy was Senior Vice President—Western Hemisphere Treasurer for the WPP Group USA, Inc. Prior thereto, Mr. Treacy was a corporate officer of the Ogilvy Group Inc. Mr. Treacy received a B.B.A from Siena College and an M.B.A. from St. John's University.

ITEM 2.  PROPERTIES

        Substantially all of our offices are located in leased premises.

        Our principal office is located at 622 Third Avenue, New York, New York, where along with the New York Executive Search and eResourcing Divisions, we occupy approximately 104,000 square feet of space under a lease expiring in July 2015. Monthly payments under the lease currently are approximately $456,000. The Company is currently in negotiations with Hudson Highland Group, Inc. to sublease approximately 40,000 square feet of its principal office location for approximately $171,000 monthly.

        We also have leases covering local offices throughout the United States and in the foreign countries where we have operations.

        All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3.  LEGAL PROCEEDINGS

        We are involved in various legal proceedings that are incidental to the conduct of our business. We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

Year Ending December 31, 2002	High	Low
First Quarter	$47.21	$27.18
Second Quarter	$35.18	$20.79
Third Quarter	$21.94	$8.50
Fourth Quarter	$17.68	$8.53
Year Ending December 31, 2001	High	Low
First Quarter	$66.38	$36.44
Second Quarter	$63.75	$30.63
Third Quarter	$58.94	$27.88
Fourth Quarter	$48.13	$27.24

        There were approximately 1,998 stockholders of record of our Common Stock on March 14, 2003. On March 14, 2003, the last reported sale price of our stock as reported by Nasdaq was $8.90.

Dividends

        We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by TMP to support our growth strategy. Accordingly, we do not anticipate paying cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement restricts the payment of dividends on our stock. However, we are in the process of obtaining a new financing arrangement, the terms of which are still being negotiated. We expect the new financing arrangement to be in place on or about April 1, 2003. On March 12, 2003, the Board of Directors declared a dividend consisting of all of the stock of HH Group to our stockholders of record on March 14, 2003.

Issuance of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Commissions and fees	$854,475	$1,007,245	$1,407,526	$1,448,057	$1,114,622

Operating expenses:
Salaries & related, office & general and marketing & promotion	733,584	889,641	1,230,925	1,235,711	1,054,909
Merger, integration and restructuring(1)	25,955	65,843	64,604	72,480	8,551
Business reorganization and other special charges	—	—	—	—	178,358
Amortization of intangibles	13,553	15,720	19,743	26,434	3,159

Total operating expenses	773,092	971,204	1,315,272	1,334,625	1,244,977

Operating income (loss)	$81,383	$36,041	$92,254	$113,432	$(130,355)

Income (loss) before accounting change	$46,218	$8,158	$50,863	$69,020	$(106,522)

Net income (loss)	$46,218	$8,158	$50,863	$69,020	$(534,896)

Basic earnings per share:
Income (loss) before accounting change	$0.51	$0.09	$0.48	$0.63	$(0.96)
Cumulative effect of accounting change, net of tax	—	—	—	—	(3.84)

Net income (loss)	$0.51	$0.09	$0.48	$0.63	$(4.80)

Diluted earnings per share:
Income (loss) before accounting change	$0.50	$0.08	$0.46	$0.61	$(0.96)
Cumulative effect of accounting change, net of tax	—	—	—	—	(3.84)

Net income (loss)	$0.50	$0.08	$0.46	$0.61	$(4.80)

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Other Data:
Gross Billings:
Interactive(2)	$78,140	$186,201	$507,243	$717,917	$561,456
Advertising & Communications	999,370	967,973	1,024,229	736,274	560,790
Directional Marketing	520,129	532,258	545,584	572,771	629,355
eResourcing(3)	279,588	359,952	460,416	413,323	316,594
Executive Search	195,268	173,558	178,399	109,435	66,079

Total Gross Billings	$2,072,495	$2,219,942	$2,715,871	$2,549,720	$2,134,274

	December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Current assets	$595,606	$704,550	$1,317,500	$1,005,918	$808,546
Current liabilities	505,906	665,795	917,065	929,608	799,220
Total assets	1,002,685	1,183,657	2,082,945	2,206,362	1,630,795
Long-term liabilities	188,562	146,733	86,709	47,492	18,136
Total stockholders' equity	308,217	371,129	1,079,171	1,229,262	813,439

(1)
Net of a $15,000 termination fee received as a result of the termination of our merger with HotJobs.com, Ltd. in 2001.

(2)
Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet.

(3)
Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that would cause actual results to differ materially from those stated in such statements. (Please see "Item 1. Business-Risk Factors" for more information.)

Spin-off

        In October 2002, we announced our intention to spin-off, to our existing stockholders, our eResourcing and Executive Search business units, which have since been incorporated as Hudson Highland Group, Inc. ("HH Group"). We will distribute all of the common stock of HH Group by way of a tax-free pro rata distribution to TMP stockholders effective March 31, 2003. HH Group will have one class of common stock with equal voting rights. Following the distribution, HH Group will be an independent, publicly held company and we will own no shares of their common stock. We will continue to own and operate TMP's Monster, Advertising and Communications and Directional Marketing businesses. The distribution is intended to separate the eResourcing and Executive Search businesses from our remaining businesses in order to enable each of us to compete effectively without negatively affecting each other's businesses and to adopt strategies to enhance each company's growth opportunities and prospects. Our management and board of directors believe that separating HH Group from our operations will provide enhanced management focus, enhanced ability to attract and retain key employees and permit investors to better evaluate each company's performance.

        The spin-off is anticipated to occur on March 31, 2003. Accordingly, as of March 31, 2003, we will account for the HH Group businesses as discontinued operations.

Overview

        We have built Monster® (www.monster.com) into the Internet's leading global career management website. Job seekers look to manage their careers through us by posting their resumes on Monster, by searching Monster's database of job postings, either directly or through the use of customized job search agents, and by utilizing our extensive career, continuing education and relocation resources. We are also one of the world's largest recruitment advertising agencies and until the spin-off occurs, as detailed below, a large executive search and professional staffing agency. Employers and professional recruiters look to us to help them find the right employee, at all levels from an entry-level candidate to a CEO, which we refer to as our "Intern to CEO" strategy. We believe the Internet offers a substantial opportunity for our clients to refine their candidate searches through the use of our online human capital solutions and Monster's resume database, which as of February 2003 contained more than 26 million resumes. We are also the world's largest yellow page advertising agency.

        Our Interactive growth has primarily been attributable to increased sales of our Internet products, expansion of our Interactive businesses into certain European countries, migration of our traditional businesses to the Internet and the addition of new Interactive services. Monster is the leading global career portal on the Web with approximately 50.7 million visits in February 2003 according to I/Pro. The Monster global network consists of local language and content sites in 21 countries, throughout North America, Europe and the Asia Pacific Rim.

        Gross billings refers to amounts billed to our clients for advertising placed on the Internet, in newspapers and telephone directories and associated fees for related services, such as access to Monster's resume database. In addition, fees for professional and executive staffing services and net fees for temporary contracting services (net of temporary contractor costs) are also part of gross billings. Gross billings and related costs for recruitment advertising and yellow page advertising, placed by our Advertising & Communications and Directional Marketing businesses respectively, are not shown separately in our consolidated financial statements because they include a substantial amount of funds that are collected from our clients but passed through to publishers for advertisements. However, the trends in gross billings in these two segments directly impact the commissions and fees that they earn because, for these segments, we earn commissions based on a percentage of the media advertising purchased at a rate established by the related publisher. Publishers and third party websites typically bill us for the advertising purchased and we in turn bill our clients for this amount and retain a commission. Generally, the payment terms for Directional Marketing clients require payment to us prior to the date payment is due to the publishers. The payment terms with Advertising & Communications clients typically require payment when payment is due to publishers. Historically, we have not experienced substantial problems with unpaid accounts.

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

        Our Directional Marketing division designs and executes yellow page advertising, resulting in an effective gross margin rate which approximated 16% of yellow page media billings in 2002 and 18% in both 2001 and 2000. In addition to base commissions, certain yellow pages publishers pay incentive commissions for increased annual volume of advertising placed by advertising agencies. We typically recognize these additional commissions, if any, in the fourth quarter when it is certain that such commission has been earned. Also included in our Directional Marketing segment is Monstermoving.com, one of the largest online resources for relocation information. We charge fees for advertisements and links placed on the Monstermoving.com website.

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

Commissions and Fees Recognition and Work-In-Process

        Monster.    Our Monster division earns fees for the placement of job postings on its website and access to its online resume database. Such website related fees are recognized over the length of the underlying agreement, typically one to twelve months. Ancillary services are generally offered on a subscription basis, with fees being recognized over the length of each individual subscription. Unearned revenues are reported on the balance sheet as deferred commissions and fees.

        Advertising & Communications.    Our Advertising & Communications division derives commissions and fees for job advertisements placed in newspapers, Internet career job boards, such as Monster and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other print media.

        Directional Marketing.    Our Directional Marketing division derives commissions and fees from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow page advertisements are recognized on the publication's closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. In addition to yellow page advertising, our Directional Marketing division includes our online relocation portal, Monstermoving.com, which earns commissions and fees from mortgage companies, real estate firms and other moving related companies. Commissions and fees are derived from advertisements placed on the website and links to advertisers' websites and are recognized over the stated terms of the contract, typically a three to twelve month period.

        eResourcing.    For permanent placement services provided by our eResourcing division, a fee of 20% to 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment) and is recognized upon successful completion of the placement, net of an allowance for estimated fee reversals. eResourcing's temporary contracting commissions and fees are recognized over the contract period as services are performed and are shown net of temporary contracting costs. Revenues from other, less significant, services offered by our eResourcing division are recognized as the services are rendered.

        Executive Search.    Revenue for our Executive Search services is recognized when such services are earned and realizable. Revenue consists of retainers and indirect expenses billed to clients. For each assignment, we enter into a contract with our clients that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive and management search services equal to approximately one-third of the estimated guaranteed first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. We generally bill our clients for their retainer and indirect expenses in one-third increments over a three-month period commencing in the month of acceptance of the contract by the client and recognize the revenue over the period.

Temporary Contracting Costs

        Temporary contracting costs include salaries, payroll taxes, employee benefits, travel expenses and insurance costs for temporary contractors who are employees of the Company as well as contractor fees and travel expenses for temporary contractors who are independent contractors. Salaries and related expenses consist primarily of salaries, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") 142 Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite-lived intangible assets. Results of operations for the twelve months ended December 31, 2001 and 2000 include $23.8 million and $17.1 million, respectively, of amortization expense that will not continue in future periods as a result of our adoption of SFAS 142. See Note 2 to the Consolidated Financial Statements for a full discussion of our implementation of SFAS 142.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated statement of operations as a cumulative effect of accounting change for the year ended December 31, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. The write-down of goodwill shown as a cumulative effect of accounting change, net of tax, in our consolidated statement of operations for the twelve months ended December 31, 2002 was determined using the forward-looking information that was available to us on January 1, 2002. In the fourth quarter of 2002, the Company again reviewed each reporting unit for impairment, taking into consideration the spin-off transaction and business reorganization initiatives in 2002, and no further impairment was identified. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

Long-Lived Assets

        With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows.

Merger, Integration, Restructuring and Business Reorganization Plans

        We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization plans. These reserves include estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Business Combinations

        For the period January 1, 2000 through December 31, 2002, we completed 55 acquisitions accounted for as purchases with estimated annual gross billings of approximately $382 million. The results of operations of these businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Given the significant number of acquisitions affecting the periods presented, the results of operations from period to period may not necessarily be comparable.

Interim Financial Reporting

        As permitted under generally accepted accouting principles, interim accouting for certain expenses, including income taxes and selected marketing and promotion costs are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. Marketing and promotion expenses, specific to our Monster segment, are recorded for interim financial reporting purposes in proportion to actual commissions and fees as a percent of estimated annual commissions and fees for the Monster segment which are adjusted during interim periods as our forecasts for such commissions and fees change.

Results of Operations

        The following table sets forth our gross billings, certain statement of operations data, commissions and fees as a percentage of gross billings, EBITDA and cash flow information (dollar amounts in thousands):

	Year Ended December 31,
	2002	2001	2000
GROSS BILLINGS:
Interactive(1)	$561,456	$717,917	$507,243
Advertising & Communications	560,790	736,274	1,024,229
Directional Marketing	629,355	572,771	545,584
eResourcing(2)	316,594	413,323	460,416
Executive Search	66,079	109,435	178,399

Total	$2,134,274	$2,549,720	$2,715,871

STATEMENT OF OPERATIONS DATA:
Commissions and fees:
Interactive(1)	$516,845	$654,259	$453,386
Advertising & Communications	134,941	185,259	223,191
Directional Marketing	100,055	101,385	97,538
eResourcing(2)	296,816	397,721	455,012
Executive Search	65,965	109,433	178,399

Total commissions and fees	1,114,622	1,448,057	1,407,526

Total operating expenses	1,244,977	1,334,625	1,315,272

Operating income (loss)	(130,355)	113,432	92,254

Income (loss) before accounting change	(106,522)	69,020	50,863

Net income (loss)	$(534,896)	$69,020	$50,863

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Interactive(1)	92.1%	91.1%	89.4%
Advertising & Communications	24.1%	25.2%	21.8%
Directional Marketing	15.9%	17.7%	17.9%
eResourcing(2)	93.8%	96.2%	98.8%
Executive Search	99.8%	100.0%	100.0%
Total	52.2%	56.8%	51.8%
EBITDA(3):
Net income (loss)	$(534,896)	$69,020	$50,863
Interest income, net	(336)	(11,167)	(19,450)
Income tax (benefit) expense	(21,281)	57,566	58,250
Tax benefit on cumulative effect of accounting change	(20,000)	—	—
Depreciation and amortization	55,485	75,971	67,397

EBITDA	$(521,028)	$191,390	$157,060

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities	$(14,566)	$191,005	$200,928
Cash used in investing activities	(70,782)	(417,092)	(197,602)
Cash provided by (used in) financing activities	(70,771)	(7,763)	501,926
Effect of exchange rate changes on cash and cash equivalents	7,094	(1,834)	(1,678)

(1)
Represents fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, interactive moving services and employment searches and temporary contracting services sourced through the Internet.

(2)
Amounts for temporary contracting are reported net of the costs paid to the temporary contractor.

(3)
Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures that determine our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. Furthermore, EBITDA as presented above may not be comparable with similarly titled measures reported by other companies.

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Gross billings for the year ended December 31, 2002 were $2,134.3 million, a decrease of $415.4 million or 16.3% as compared to gross billings of $2,549.7 million for 2001. This decrease in gross billings resulted primarily from the effect of the weak economic and labor markets on our Monster, Advertising & Communications, eResourcing and Executive Search divisions, partially offset by an increase of $56.6 million or 9.9% in Directional Marketing traditional gross billings. The increase in Directional Marketing gross billings primarily relates to our acquisition of USMotivation in September 2001. USMotivation generated total gross billings of $73.5 million for the year ended December 31, 2002 compared to $14.4 million in the period following its acquisition in 2001.

        The difficult global economic environment and rise in U.S. unemployment in particular, has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2001 and 2002. Our total commissions and fees for the year ended December 31, 2002 were $1,114.6 million, a decrease of $333.5 million or 23.0% versus $1,448.1 million in 2001. The largest declines were recognized in our Monster, Advertising & Communications, eResourcing and Executive Search segments that are particularly sensitive to fluctuations in the global economic and employment markets. The 2002 period also reflects a benefit from favorable currency exchange rates of $54.6 million when compared to the prior year. In our experience, companies have been reluctant to commit extensive resources to their hiring needs at the first sign of economic recovery. Therefore, we expect there to be a time lag between a general economic recovery and improvement in the global labor markets.

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $516.8 million for the year ended December 31, 2002, a decrease of $137.5 million or 21.0% over the same period in 2001 largely as a result of the weak global labor markets. Interactive commissions and fees represented 46.4% of our total commissions and fees for the year ended December 31, 2002, which is up slightly from the 45.2% for 2001.

        Monster reported Interactive commissions and fees of $416.6 million for the year ended December 31, 2002, a decrease of $119.2 million or 22.2% over the $535.8 million reported in 2001. The decrease in Monster's commissions and fees reflects the effects of a weak global economy and the increased unemployment rate.

        Advertising & Communications total commissions and fees, including its Interactive business, were $166.9 million for the year ended December 31, 2002, a 22.9% decrease from $216.5 million in 2001. The decline in newspaper job placement advertising continues to be partially offset by the addition of new creative services such as employee communications and retention programs and other services to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $134.9 million for the year ended December 31, 2002, down from $185.3 million in 2001, a decline of 27.2%. However, the division's contribution to total Interactive commissions and fees remained relatively flat, increasing by $0.7 million from the prior year period of $31.2 million, as we continue to migrate our clients to the Internet.

        Directional Marketing commissions and fees, including its Interactive business, were $119.3 million for the year ended December 31, 2002, down by $5.0 million from the $124.3 million reported in 2001. This decrease primarily reflects lower commissions paid by publishers and a decrease in commissions and fees relating to our Monstermoving product offerings, offset by a $10.3 million increase, reflecting a full year of operations for USMotivation, which was acquired in September 2001. Monstermoving is an on-line extension of our Directional Marketing business and has been integrated into its operations to take further advantage of the Directional Marketing client base.

        eResourcing commissions and fees, including its Interactive business, were $345.0 million, down 25.3% from the $462.1 million for last year. eResourcing's traditional business generated $296.8 million in commission and fees during the year ended December 31, 2002, down 25.4% from $397.7 million reported for the prior year, reflecting lower demand for both permanent employees and temporary contractors as a result of the weak global environment. During the year ended December 31, 2002, eResourcing contributed $48.2 million to total Interactive commissions and fees, down 25.1% over the same period last year.

        Executive Search total commissions and fees of $66.9 million in 2002 were down 38.9% from $109.4 million in the same period in 2001, again reflecting the continued impact that the weak global economy is having on executive level search bookings, particularly in the United States.

        Total operating expenses for the year ended December 31, 2002 were $1,245.0 million, compared with $1,334.6 million for 2001. The decrease of $89.6 million or 6.7% is due primarily to cost-cutting measures in salaries and related costs, office and general expenses and marketing and promotion that we began implementing near the end of 2001. Merger & integration costs also decreased $63.9 million as we finalized the integration of our acquisitions accounted for as poolings of interests. These decreases were mostly offset by our business reorganization and other special charges of $178.4 million in 2002. Total operating expenses were also negatively impacted by currency exchange rates, resulting in an increase of $50.3 million relating to the weakening of the U.S. dollar, compared to the prior period.

        Salaries and related costs for the year ended December 31, 2002 were $639.4 million compared with $735.5 million for the year ended December 31, 2001. The decrease of $96.1 million primarily relates to the implementation of cost cutting in reaction to the current economic and labor environment. During 2002, we terminated approximately 1,900 employees in connection with our business reorganization and other special charges.

        Office and general expenses for the year ended December 31, 2002 were $276.4 million compared with $304.1 million for the same period in 2001. The $27.7 million decrease reflects our continued implementation of cost-cutting measures across all of our divisions in response to current economic conditions and our business reorganization and other special charges.

        Marketing and promotion expenses decreased $57.0 million, or 29.1%, to $139.1 million for the year ended December 31, 2002 from $196.1 million for December 31, 2001. Marketing and promotion in the year ended December 31, 2001 was higher as a result of our Olympic advertising campaign and the launch of Monster into several European markets.

        Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the year ended December 31, 2002 merger and integration costs were $8.6 million, a decrease of $63.9 million or 88.2%, compared with $72.5 million for the same period in 2001, which includes a $15.0 million benefit related to the termination of our merger with HotJobs. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The 2002 decrease is a result of the finalization of our exit strategies related to our pooled businesses. The after tax effect of the merger and integration costs on diluted net income (loss) per share is $(0.06) and $(0.48) for the years ended December 31, 2002 and 2001, respectively.

        Business reorganization and other special charges were $178.4 million for the year ended December 31, 2002. The charge is comprised of severance and related costs of $56.1 million, accruals for future lease obligations on exited properties of $66.5 million and $24.6 million relating to fixed asset write-offs for property and equipment, primarily leasehold improvements, computer equipment and software. In addition, we recorded $9.7 million for the write-down of investments in and loans to certain businesses that are no longer part of our strategic plans, and professional fees of $21.5 million primarily relating to legal costs in connection with our workforce reduction, and accounting and consulting fees in connection with the spin-off transaction.

        Amortization of intangibles was $3.2 million for the year ended December 31, 2002 compared to $26.4 million for 2001. The decrease relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in the current period. Had goodwill not been amortized in the prior period, amortization expense would have been $2.6 million for the year ended December 31, 2001.

        As a result of all of the above, operating loss for the year ended December 31, 2002 was $130.4 million, compared to operating income of $113.4 million for the comparable period in 2001. Excluding goodwill amortization, operating income would have been $137.2 million for the year ended December 31, 2001.

        Net interest income was $0.3 million for the year ended December 31, 2002 compared to $11.2 million in 2001. The decrease of $10.8 million reflects substantially lower U.S. interest rates in 2002 and a significantly lower average cash balance in the twelve months ended December 31, 2002.

        The benefit for income taxes for the year ended December 31, 2002 was $21.3 million on a pretax loss of $130.0 million, compared with a tax expense of $57.6 million on a pretax profit of $125.0 million for 2001, resulting in effective tax rates of 16.4% and 46.1%, respectively. The difference in our effective tax rate from 2002 to 2001, primarily reflects a tax benefit of $39.6 million related to our merger and integration costs and business reorganization and other special charges of $186.4 million. Excluding the effects of those costs, our effective tax rates for the years ended December 31, 2002 and 2001 were 32.4% and 38.3%, respectively. Our effective tax rate, adjusted to exclude merger and integration and business reorganization and other special charges, decreased primarily due to the elimination of non-deductible goodwill amortization expense in 2002 resulting from the adoption of new accounting standards, and more effective utilization of foreign losses. In each period, the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, state income taxes and differences from the U.S. tax rate in foreign jurisdictions. A valuation allowance has been recorded principally on losses incurred in certain foreign jurisdictions where offset against profitable units is not permitted, and in certain start-up countries where we have no history of profitability.

        In conjunction with the adoption of SFAS 142, as of the beginning of fiscal year 2002, we completed a transitional goodwill impairment review for all of our operating segments. The results of our impairment review indicated that the carrying value of goodwill might not be recoverable. Accordingly, we recorded a goodwill impairment charge of $428.4 million, net of a $20.0 million tax benefit, at January 1, 2002 to reduce the carrying value of goodwill to its estimated fair value. This charge is reflected in our statement of operations for the year ended December 31, 2002 as a cumulative effect of accounting change, net of tax benefit. In the fourth quarter of 2002, we again reviewed each reporting unit for impairment, taking into consideration the spin-off transaction and business reorganization initiatives in 2002, and no further impairment was identified. According to our policy and under the new rules, we will perform a similar review annually, or sooner if indicators of potential impairment exist. Our impairment review is based on a discounted cash flow approach that uses our estimates of market share, revenues and costs for each operating segment as well as appropriate discount rates. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

        As a result of the above, our net loss was $534.9 million for the year ended December 31, 2002, or $(4.80) per diluted share compared with net income of $69.0 million or $0.61 per diluted share for the prior period. Net income and earnings per share for 2001, adjusted to exclude the effects of goodwill amortization in the year ended December 31, 2001, were $89.5 million and $0.79, respectively.

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

        Interactive commissions and fees include fees earned in connection with recruitment, yellow page and other advertisements placed on the Internet, Interactive moving services and employment searches and temporary contracting services sourced through the Internet. Interactive commissions and fees were $654.3 million for the year ended December 31, 2001, an increase of $200.9 million or 44.3% over the same period in 2000. Of the $654.3 million, Monster contributed $535.8 million, Advertising & Communications contributed $31.2 million, Directional Marketing contributed $22.9 million and eResourcing contributed $64.4 million.

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

        Advertising & Communications total commissions and fees, including its Interactive business, were $216.5 million for the year ended December 31, 2001, a 15.5% decrease from $256.1 million in 2000. Advertising & Communications' decline in newspaper job placement advertising was partially offset by the addition of new creative services such as employee communications and retention programs and other services to corporate human resources departments. Commissions and fees in Advertising & Communications traditional operations were $185.3 million for the year ended December 31, 2001, down from $223.2 million in 2000, a decline of 17.0%. Our relative out-performance of the Conference Board Help Wanted Index, which declined 41% in 2001, reflects our diversified product line, our reduced dependency on newspaper advertising, acquisitions and the strength of our international operations. However, reflecting the general poor economic climate for recruitment advertising, the division's contribution to total Interactive commissions and fees also decreased to $31.2 million, down 5.2% versus the prior year period of $32.9 million.

        Directional Marketing commissions and fees, including its Interactive business, were $124.3 million for the year ended December 31, 2001, an increase of $7.0 million or 6.0%, from the $117.3 million reported in 2000. The increase reflects strong growth in Monstermoving due to acquisitions and the addition of new clients. Monstermoving is an on-line extension of our Directional Marketing business and has been integrated into its operations to take further advantage of the Directional Marketing client base.

        eResourcing commissions and fees for the division, including its Interactive business, were $462.1 million for the year ended December 31, 2001, down 3.1% from the $476.7 million for the same period last year. eResourcing's traditional business generated $397.7 million in commission and fees during the year ended December 31, 2001, down 12.6% from $455.0 million reported for the twelve months of last year. This decrease reflects the slowing U.S. and European economies, partially offset by the effects of 18 purchase acquisitions and continued demand for temporary contract professionals, primarily for information technology professionals and mid-level management. eResourcing utilized select acquisitions to create a platform for growth in new markets and practice areas. In addition, eResourcing continued to capitalize on both the power of the Internet and the Monster resume database. During the year ended December 31, 2001, eResourcing contributed $64.4 million to total Interactive commissions and fees, up 196.3% over the same period last year.

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

        Office and general expenses for the year ended December 31, 2001 were $304.1 million or 21.0% of total commissions and fees, compared with $322.5 million or 22.9% of commissions and fees for the same period in 2000. The relative decrease as a percentage of total commissions and fees reflects strategic cost cutting across all of our divisions, integration efficiencies and reductions in expenses for Directional Marketing due to improved operating efficiencies.

        Marketing and promotion expenses increased $31.2 million to $196.1 million for the year ended December 31, 2001 from $164.9 million for December 31, 2000. The 18.9% increase was due primarily as a result of Olympic advertising campaigns and the launch of Monster into several European markets.

        Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. For the year ended December 31, 2001, merger and integration costs, net of a $15.0 million termination fee in 2001, were $72.5 million, an increase of $7.9 million or 12.2%, compared with $64.6 million for the same period in 2000. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The increase of $7.9 million reflects higher costs for severance and consolidation of facilities, partially offset by lower stay bonuses and lower assumed lease obligations on closed facilities. In December 2001, we received a termination fee of $15.0 million and an additional $2.0 million expense reimbursement related to the termination of our merger with HotJobs.com, Ltd. This benefit was offset by $8.7 million of transaction costs that we incurred in connection with the proposed merger. As a result, the net benefit to the Company was $8.3 million. The after tax effect of the merger and integration costs on diluted net income per share is $(0.48) and $(0.47) for the years ended December 31, 2001 and 2000, respectively.

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

        As a result of all of the above, net income was $69.0 million for the year ended December 31, 2001, or $0.61 per diluted share compared with net income of $50.9 million or $0.46 per diluted share for the prior period.

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

        We expect the spin-off of HH Group to be effective as of March 31, 2003. In connection with the spin-off we have agreed to contribute approximately $40 million of cash to HH Group upon completion of the distribution. We will also extend to HH Group, a secured revolving credit facility, if they have not otherwise closed on a credit facility with a third party. The credit facility will provide for an interest rate equal to the prime rate and be limited to $15 million outstanding at any one time. HH Group may not draw on the credit facility unless the aggregate balance of their cash and cash equivalents falls below $10 million. In addition, we have agreed to pay for the period of one year following the spin-off, approximately $2.5 million per quarter, or a total of $10 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring and business reorganization obligations. Additionally, we will remain liable for certain lease and other contractual obligations of HH Group following the spin-off. We have entered into various agreements with HH Group related to the distribution. These agreements relate to employee benefit arrangements, real estate, transitional services, tax separation and other commercial agreements, primarily relating to our Monster and Advertising and Communications Services.

        On September 3, 2002, we announced a share repurchase program that allows us to purchase up to 5 million shares of common stock from time to time on the open market over a period of 18 months. During the year ended December 31, 2002, we repurchased 927 thousand shares at an average price of $10.62 per share.

        As of December 31, 2002, we had cash and cash equivalents totaling $191.6 million, compared to $340.6 million for 2001. Our net use of cash of $149.0 million for 2002 primarily related to investing and financing activities. Also contributing to our use of cash for the year was cash used in operations of $14.6 million which relates primarily to cash payments made in connection with our business reorganization and other special charges of $52.7 million, merger and integration cash payments of $20.5 and the decline in our commissions and fees as a result of the slowing global economy. In addition, we paid income taxes of $25.5 during the year ended December 31, 2002 compared to $14.0 in the prior period. Approximately $10.2 million of the 2002 tax payments were originally due prior to December 31, 2001, but were deferred under special relief established by Federal and state taxing authorities in response to the September 11th terrorist attacks.

        Cash used for investing activities was $70.8 million for the year ended December 31, 2002 and included payments of $16.4 million related to the integration of purchase acquisitions made in 2001, $2.9 million cash paid in connection with our purchase of Moving.com, $0.8 paid in connection with our purchases of the Jobs.com URL and approximately $4.0 million for earn-out provisions of previous acquisitions. Also contributing to the decrease in cash for the year were capital expenditures of $46.7 million as we continue to invest in new technology, especially in our Monster division.

        Cash used in financing activities was $70.8 million in 2002 as a result of net repayments on debt and capital lease obligations of $68.3 million and cash paid to repurchase common stock of $9.8 million, offset by cash received from employee stock option exercises of $7.3 million. Debt payments substantially related to our pay-down of notes issued to owners of previously acquired companies, capital lease obligations, and repayments under our primary line of credit.

        At December 31, 2002, we had a $185.0 million committed line of credit from our primary lender pursuant to a revolving credit agreement expiring November 4, 2003. At December 31, 2002, approximately $169.3 million was unused and accounts receivable are sufficient to allow for the draw down of this entire amount. Our current interest rate under the agreement is LIBOR plus 50 basis points. The consummation of our spin-off of HH Group requires the consent of our primary lender. We plan to terminate the agreement that we have with our current lender in conjunction with the spin-off, and are currently in negotiations to secure a new credit facility with a different lender. We expect to have a new credit facility in place on or about April 1, 2003.

        We believe that our current cash and cash equivalents, primary line of credit, and anticipated cash to be generated from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the demand for yellow pages advertising. We have entered into various commitments, particularly non-cancelable operating and capital leases for our facilities worldwide. Future minimum lease payments under these commitments as of December 31, 2002 are as follows (amounts in thousands):

	Capital Leases	Operating Leases
2003	$2,825	$67,739
2004	758	62,785
2005	469	57,706
2006	189	50,372
2007	87	44,860
Thereafter	—	176,795

	$4,328	$460,257

Recent Accounting Pronouncements

        As of January 1, 2002, we adopted SFAS 142, which addresses the financial reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived assets are no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

        In conjunction with the implementation of the new accounting standards for goodwill, we have completed the transitional goodwill impairment review. The impairment review is based on a discounted cash flow approach that uses our estimates of future market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result of the adoption of SFAS 142, we recorded a non-cash impairment charge of $428.4 million, net of a $20.0 million tax benefit, to reduce the carrying amount of goodwill as of January 1, 2002.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal or Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS 144 in fiscal 2002 did not have a material effect on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Costs associated with exit or disposal activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in all subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements. We intend to adopt SFAS 146 for disposal activities initiated after December 31, 2002. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS No. 146 will continue to be accounted for under Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS 123, Accounting for Stock-Based Compensation, which requires additional disclosures and provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of APB 25. The Company has adopted the required disclosures in its financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company does not expect this interpretation to have an effect on its consolidated financial statements.

Fluctuations of Quarterly Results

        Our quarterly commissions and fees are primarily affected by the cyclical nature of the economy and our clients' employment needs. Our quarterly commissions and fees are also affected by the timing of yellow page directory closings, which currently have a concentration in the third quarter. Yellow page publishers may change the timing of directory publications, which may have an effect on our quarterly results. Moreover, acquisition activity has had a significant impact on our quarterly results, particularly in 2001.

        The following table sets forth summary quarterly unaudited financial information for the years ended December 31, 2002 and 2001 (in millions, except share amounts which are stated in thousands and per share amounts).

	2002 Three Months Ended
	March 31	June 30	September 30	December 31
Commissions and fees:
Interactive	$131.2	$130.6	$128.3	$126.8
Advertising & Communications	34.1	37.0	34.6	29.2
Directional Marketing	27.4	22.4	28.9	21.4
eResourcing	80.3	83.0	76.4	57.0
Executive Search	17.8	18.0	15.8	14.4

Total commissions and fees	$290.8	$291.0	$284.0	$248.8

Operating income (loss)	$12.2	$(91.1)	$19.2	$(70.6)
Income (loss) before accounting change	$6.3	$(75.7)	$14.0	$(51.1)
Net income (loss)	$(422.1)	$(75.7)	$14.0	$(51.1)
Income (loss) per share before accounting change:
Basic	$0.06	$(0.68)	$0.13	$(0.46)
Diluted	$0.06	$(0.68)	$0.12	$(0.46)
Net income (loss) per share
Basic	$(3.80)	$(0.68)	$0.13	$(0.46)
Diluted	$(3.80)	$(0.68)	$0.12	$(0.46)
Weighted average shares outstanding:
Basic	111,186	111,399	111,519	111,246
Diluted	114,407	111,399	112,076	111,246
	2001 Three Months Ended
	March 31	June 30	September 30	December 31
Commissions and fees:
Interactive	$160.7	$172.6	$174.3	$146.7
Advertising & Communications	49.5	43.0	48.3	44.4
Directional Marketing	22.0	24.4	28.8	26.1
eResourcing	113.5	111.1	86.8	86.4
Executive Search	31.5	32.5	23.0	22.5

Total commissions and fees	$377.2	$383.6	$361.2	$326.1

Operating income	$11.3	$30.9	$40.2	$31.1
Net income	$5.7	$19.8	$25.6	$17.9
Net income per share:
Basic	$0.05	$0.18	$0.23	$0.16
Diluted	$0.05	$0.17	$0.23	$0.16
Weighted average shares outstanding:
Basic	107,965	109,024	109,862	110,606
Diluted	113,003	113,717	113,665	113,861

        Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter. In addition the impact of our cumulative effect of accounting change has been reflected in the first quarter of 2002, the period in which we adopted SFAS 142. As a result, our quarterly net income (loss) amounts, as presented above, will not coincide with amounts previously reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At December 31, 2002 the utilized portion of our five-year financing agreement was approximately $15.7 million, including $10.2 million reflected as a reduction to accounts receivable and $5.5 million for letters of credit. Interest on the outstanding balance is charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and is thus subject to market risk in the form of fluctuations in interest rates. Interest on the financing arrangement that we intend to put in place upon spinning-off HH Group is also anticipated to be charged on the outstanding balance, based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) the Federal Funds rate plus 1/2 of 1% or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. The majority of the remainder of our borrowings are in fixed note equipment leases and seller financed notes. We use forward foreign exchange contracts as cash flow hedges, to offset risks related to foreign currency transactions. These transactions primarily relate to short-term inter-company loans in the normal course of our foreign operations. At December 31, 2002, the fair value of these forward foreign exchange contracts was $0.3 million resulting in an unrealized loss of $0.7 million reflected in our consolidated statement of stockholders' equity (see Note 13 to the Consolidated Financial Statements). We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, the Netherlands, New Zealand, Norway, Sweden, Singapore, Spain, and the United Kingdom. For the year ended December 31, 2002 approximately 44% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to increased risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the twelve months of 2002, we had a translation gain of $106.2 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Kroner and the British pound.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of TMP Worldwide Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Worldwide Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
New York, New York February 12, 2003

TMP WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$191,556	$340,581
Accounts receivable, net of allowance for doubtful accounts of $35,352 and $41,122 in 2002 and 2001, respectively	469,430	507,373
Work-in-process	30,181	27,480
Prepaid and other	117,379	130,484

Total current assets	808,546	1,005,918
Property and equipment, net	157,788	192,695
Goodwill	568,455	920,608
Intangibles, net	20,186	19,239
Other assets	75,820	67,902

	$1,630,795	$2,206,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$359,688	$401,031
Accrued expenses and other current liabilities	175,147	278,522
Accrued integration and restructuring costs	21,290	44,121
Accrued business reorganization and other special charges	86,181	—
Deferred commissions and fees	153,046	139,100
Current portion of long-term debt	3,868	66,834

Total current liabilities	799,220	929,608
Long-term debt, less current portion	3,925	9,130
Other long-term liabilities	14,211	38,362

Total liabilities	817,356	977,100

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 107,475 and 106,181 shares, respectively; outstanding: 106,548 and 106,181 shares, respectively	107	106
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,286,747	1,263,340
Accumulated other comprehensive income (loss)	14,402	(91,105)
Retained earnings (deficit)	(477,980)	56,916
Treasury stock, at cost; 927 shares	(9,842)	—

Total stockholders' equity	813,439	1,229,262

	$1,630,795	$2,206,362

See accompanying notes to consolidated financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Commissions and fees.	$1,114,622	$1,448,057	$1,407,526

Operating expenses:
Salaries & related	639,385	735,525	743,589
Office & general	276,401	304,082	322,453
Marketing & promotion	139,123	196,104	164,883
Merger & integration, net of $15,000 in termination fees in 2001	8,551	72,480	64,604
Business reorganization and other special charges	178,358	—	—
Amortization of intangibles	3,159	26,434	19,743

Total operating expenses	1,244,977	1,334,625	1,315,272

Operating income (loss)	(130,355)	113,432	92,254

Other income (expense):
Interest expense	(4,896)	(10,554)	(11,409)
Interest income	5,232	21,721	30,859
Other, net	—	395	(3,033)

Other income, net	336	11,562	16,417

Income (loss) before provision (benefit) for income taxes, minority interests and accounting change	(130,019)	124,994	108,671
Provision (benefit) for income taxes.	(21,281)	57,566	58,250

Income (loss) before minority interests and accounting change	(108,738)	67,428	50,421
Minority interests	(2,216)	(1,592)	(442)

Income (loss) before accounting change	(106,522)	69,020	50,863
Cumulative effect of accounting change, net of $20,000 income tax benefit	(428,374)	—	—

Net income (loss)	$(534,896)	$69,020	$50,863

Basic earnings per share:
Income (loss) before accounting change	$(0.96)	$0.63	$0.48
Cumulative effect of accounting change, net of tax benefit	(3.84)	—	—

Net income (loss)	$(4.80)	$0.63	$0.48

Diluted earnings per share:
Income (loss) before accounting change	$(0.96)	$0.61	$0.46
Cumulative effect of accounting change, net of tax benefit	(3.84)	—	—

Net income (loss)	$(4.80)	$0.61	$0.46

Weighted average shares outstanding:
Basic	111,339	109,445	104,884
Diluted	111,339	113,426	111,375

See accompanying notes to consolidated financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(534,896)	$69,020	$50,863
Change in unrealized gain (loss) on forward foreign exchange contracts	(680)	332	—
Foreign currency translation adjustment	106,187	(27,202)	(59,182)

Comprehensive income (loss)	$(429,389)	$42,150	$(8,319)

See accompanying notes to consolidated financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)

	Common Stock, $.001 Par Value		Class B Common Stock, $.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Deficit
Balance, January 1, 2000	90,734	$91	4,762	$5	$396,082	$(5,053)	$(19,996)	$371,129
Issuance of common stock in connection with public offering completed on Feb. 2, 2000	8,000	8	—	—	594,230	—	—	594,238
Issuance of common stock in connection with the exercise of employee stock options	2,131	2	—	—	33,309	—	—	33,311
Tax benefit of stock options exercised	—	—	—	—	17,436	—	—	17,436
Public offering of shares by pooled entity	—	—	—	—	3,405	—	—	3,405
Issuance of common stock in connection with business combinations	1,393	1	—	—	93,883	—	—	93,884
Issuance of common stock for employee stay bonuses and other, net of cancellations	346	1	—	—	10,233	—	—	10,234
Issuance of common stock for 401(k) plan	15	—	—	—	1,023	—	—	1,023
Other issuances of common stock of pooled companies	63	—	—	—	2,952	—	(1,132)	1,820
Pooled companies' earnings included in both current and previous years	—	—	—	—	—	—	(285)	(285)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(59,182)	—	(59,182)
Change in capital structure of pooled entity	—	—	—	—	(5,594)	—	5,594	—
Dividends declared by pooled companies	—	—	—	—	—	—	(38,705)	(38,705)
Net income	—	—	—	—	—	—	50,863	50,863

Balance, December 31, 2000	102,682	$103	4,762	$5	$1,146,959	$(64,235)	$(3,661)	$1,079,171

See accompanying notes to consolidated financial statements.

	Common Stock, $.001 Par Value		Class B Common Stock, $.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	102,682	$103	4,762	$5	$1,146,959	$(64,235)	$(3,661)	$1,079,171
Issuance of common stock in connection with the exercise of employee stock options	2,159	2	—	—	40,008	—	—	40,010
Tax benefit of stock options exercised	—	—	—	—	21,970	—	—	21,970
Issuance of common stock in connection with business combinations	1,133	1	—	—	45,352	—	—	45,353
Issuance of common stock for employee stay bonuses and other, net of cancellations	128	—	—	—	6,642	—	—	6,642
Issuance of common stock for 401(k) plan	79	—	—	—	2,409	—	—	2,409
Pooled companies' earnings included in both current and previous years	—	—	—	—	—	—	(618)	(618)
Net change in unrealized gain on forward foreign exchange contracts	—	—	—	—	—	332	—	332
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(27,202)	—	(27,202)
Dividends declared by pooled companies	—	—	—	—	—	—	(7,825)	(7,825)
Net income	—	—	—	—	—	—	69,020	69,020

Balance, December 31, 2001	106,181	$106	4,762	$5	$1,263,340	$(91,105)	$56,916	$1,229,262

See accompanying notes to consolidated financial statements.

	Common Stock, $.001 Par Value		Class B Common Stock, $.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	106,181	$106	4,762	$5	$1,263,340	$(91,105)	$56,916	$—	$1,229,262
Issuance of common stock in connection with the exercise of employee stock options	455	1	—	—	7,332	—	—	—	7,333
Tax benefit of stock options exercised	—	—	—	—	1,605	—	—	—	1,605
Issuance of common stock in connection business combinations	456	—	—	—	5,735	—	—	—	5,735
Issuance of common stock in connection with employee stay bonuses and other, net of cancellations	179	—	—	—	5,231	—	—	—	5,231
Issuance of common stock for 401(k) plan	204	—	—	—	3,504	—	—	—	3,504
Repurchase of common stock	—	—	—	—	—	—	—	(9,842)	(9,842)
Net change in unrealized loss on forward foreign exchange contracts	—	—	—	—	—	(680)	—	—	(680)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	106,187		—	106,187
Net loss	—	—	—	—	—	—	(534,896)	—	(534,896)

Balance, December 31, 2002	107,475	$107	4,762	$5	$1,286,747	$14,402	$(477,980)	$(9,842)	$813,439

See accompanying notes to consolidated financial statements.

TMP WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(534,896)	$69,020	$50,863

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax benefit	428,374	—	—
Depreciation and amortization	55,485	75,971	67,397
Provision for doubtful accounts	9,983	13,653	28,311
Tax benefit of stock options exercised	1,605	21,970	17,436
Net (gain) loss on disposal and write-off of fixed assets	29,355	501	(355)
Net loss on write-off of other assets	14,796	—	—
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	8,735	9,051	11,257
Provision (benefit) for deferred income taxes	(28,070)	4,362	17,370
Minority interests	(2,216)	(1,592)	(442)
Effect of pooled companies' earnings included in more than one period	—	(618)	(285)
Changes in assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable, net	28,006	157,429	(53,847)
Decrease (increase) in work-in-process, prepaid and other	(17,442)	25,996	(52,424)
(Decrease) increase in deferred commissions and fees	13,817	(28,314)	78,403
Increase in accrued business reorganization and other costs	86,181	—	—
(Decrease) increase in accounts payable and accrued liabilities	(108,279)	(156,424)	37,244

Total adjustments	520,330	121,985	150,065

Net cash provided by (used in) operating activities	(14,566)	191,005	200,928

Cash flows from investing activities:
Capital expenditures	(46,732)	(73,648)	(83,108)
Payments for acquisitions and intangible assets, net of cash acquired	(24,050)	(334,894)	(113,274)
Purchases of long term investments	—	(8,550)	—
Other	—	—	(1,220)

Net cash used in investing activities	(70,782)	(417,092)	(197,602)

Cash flows from financing activities:
Payments on capitalized leases	(6,541)	(4,904)	(5,207)
Borrowings under line of credit and proceeds from issuance of long-term debt	40,635	45,280	169,791
Repayments under line of credit and principal payments on long-term debt	(102,356)	(80,324)	(254,743)
Net proceeds from stock issuances	—	—	599,463
Cash received from the exercise of employee stock options	7,333	40,010	33,311
Dividends paid by pooled companies	—	(7,825)	(40,689)
Repurchase of common stock	(9,842)	—	—

Net cash provided by (used in) financing activities	(70,771)	(7,763)	501,926

Effect of exchange rate changes on cash and cash equivalents	7,094	(1,834)	(1,678)

Net increase (decrease) in cash and cash equivalents	(149,025)	(235,684)	503,574
Cash and cash equivalents, beginning of year	340,581	576,265	72,691

Cash and cash equivalents, end of year	$191,556	$340,581	$576,265

See accompanying notes to consolidated financial statements

TMP WORLDWIDE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Business and Credit Risk

        The Company operates in five business segments: Monster, Advertising & Communications, Directional Marketing, eResourcing and Executive Search. The Company's commissions and fees are earned from the following activities: (a) job postings placed on its career website, Monster, (b) resume and other database access, (c) executive placement services, (d) mid-level employee selection and temporary contracting services, (e) selling and placing recruitment advertising and related services, (f) resume screening services, (g) selling and placing yellow page advertising and related services and (h) moving related advertisements on its website, Monstermoving.com. These services are provided to a large number of customers in many different industries. In 2002, the Company combined its Monstermoving segment with its Directional Marketing segment to reflect a structural change in management. Historical information has been restated for a consistent presentation. The Company operates principally in the United States, the United Kingdom, Continental Europe and the Asia/Pacific Region (primarily Australia).

        In the first quarter of 2003, the Company's Board of Directors approved the spin-off of Hudson Highland Group, Inc. ("HH Group"), formerly the Company's eResourcing and Executive Search segments. The Company expects the spin-off transaction to be completed on March 31, 2003, at which time the Company will reflect the results of operations of HH Group as discontinued operations. HH Group will be a separate publicly held corporation and the Company will have no ownership interest in HH Group. The Company will continue to operate its Monster, Advertising and Communications and Directional Marketing segments (see Note 15).

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In addition, the Company invests in short term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of commissions and fees and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, net realizable values on long-lived assets and deferred tax assets, certain accrued expense accounts and revenue recognition. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. At December 31, 2002 and 2001, outstanding checks in excess of cash account balances were included in accounts payable on the balance sheet.

Accounts Receivable

        The Company's accounts receivable consists primarily of trade receivables and earned commissions receivable. Earned commissions receivable represent yellow page commissions that have not been billed to customers. As of December 31, 2002 and 2001, earned commissions receivable were $7.4 million and $8.9 million, respectively. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncolletible. The Company includes any accounts receivable balances that are determined to be uncolletible, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs could exceed the recorded allowance. In addition, the Company utilizes a factoring arrangement in its United Kingdom operations (See Note 7).

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5-32
Furniture and equipment	3-10
Capitalized software costs	3-7
Computer equipment	3-7
Transportation equipment	3-5

        Leasehold improvements are amortized over their estimated useful lives, or the lives of the related leases, whichever is shorter.

Capitalized Software Costs

        Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred related to the Company's own personnel who are directly associated with software development are capitalized as appropriate.

Goodwill and Intangibles

        Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased and intangibles consist primarily of client lists and trademarks. Intangible assets are being amortized over periods ranging from two to thirty years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and suspended the amortization of goodwill. As a result of the adoption of SFAS 142 the Company now evaluates goodwill annually for impairment, or earlier if potential indicators of impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in the Company's strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company evaluates the fair values of its reporting units using a discounted cash flow approach that uses forward looking information regarding market share, revenues and costs for each reporting unit and appropriate discount rates. As a result, changes in these assumptions or discount rates could materially change the outcome of each reporting unit's fair value determination in future periods, requiring a further permanent write-down of goodwill. See Note 2 for a full discussion of the Company's adoption of SFAS 142.

Long-Lived Assets

        With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

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

Commissions and Fees Recognition and Work-In-Process

        Monster.    The Company's Monster division primarily earns fees for the placement of job postings on its website and access to its online resume database. Such website related fees are recognized over the length of the underlying agreement, typically one to twelve months. Ancillary services are generally offered on a subscription basis, with fees being recognized over the length of each individual subscription. Unearned revenues are reported on the balance sheet as deferred commissions and fees.

        Advertising & Communications.    The Company's Advertising & Communications division derives commissions and fees for job advertisements placed in newspapers, Internet career job boards, such as Monster and other media, plus associated fees for related services. Commissions and fees are generally recognized upon placement date for newspapers and other media, net of direct costs of publishing, which are billed to customers on a pass-through basis.

        Directional Marketing.    The Company derives commissions and fees from the placement of advertisements in telephone directories (yellow page advertising). Commissions and fees for yellow page advertisements are recognized on the publications' closing dates and are recorded net of direct costs of publishing, which are billed to customers on a pass-through basis. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. In addition, the Company earns commissions and fees from mortgage companies, real estate firms and other moving related companies through its online relocation portal, Monstermoving.com. Commissions and fees are derived from advertisements placed on the website and links to advertisers' websites and are recognized over the stated terms of the contract, typically a three to twelve month period.

        eResourcing.    For permanent placement services provided by our eResourcing division, a fee of 20% to 30% of a candidate's first year estimated annual cash compensation is billed in equal installments over three consecutive months (the average length of time needed to successfully complete an assignment) and is recognized upon successful completion of the placement, net of an allowance for estimated fee reversals. eResourcing's temporary contracting commissions and fees are recognized over the contract period as services are performed. Revenues from other, less significant, services offered by our eResourcing division are recognized as the services are rendered and are shown net of temporary contracting costs.

        The amounts charged to clients for temporary contracting services are reported in commission and fees after deducting the costs of the temporary contractors. The details for such amounts for both traditional and interactive operations are:

	Year Ended December 31,
	2002	2001	2000
Temporary contracting revenue	$771,253	$898,372	$847,705
Temporary contracting costs	631,501	698,598	652,916

Temporary contracting Billings/Commissions and fees	$139,752	$199,774	$194,789

        Temporary contracting costs include salaries, payroll taxes, employee benefits, travel expenses and insurance costs for temporary contractors who are employees of the Company as well as contractor fees and travel expenses for temporary contractors who are independent contractors. Salaries and related expenses consist primarily of salaries, payroll taxes and employee benefits related to recruitment professionals, executive level employees, administrative staff and other employees of the Company who are not temporary contractors.

        Executive Search.    Revenue for our Executive Search services is recognized when such services are earned and realizable. Revenue consists of retainers and indirect expenses billed to clients. For each assignment, we enter into a contract with our clients that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive and management search services equal to approximately one-third of the estimated guaranteed first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. We generally bill our clients for their retainer and indirect expenses in one-third increments over a three-month period commencing in the month of acceptance of the contract by the client and recognize the revenue over the period.

Income Taxes

        The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are recorded against deferred tax assets to the extent their ultimate realization is uncertain.

Stock-Based Compensation

        The Company's financial statements are presented in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying combined financial statements. The Company adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

        As required under SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), the pro forma effects of stock-based compensation on net income (loss) and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	December 31,
	2002	2001	2000
Risk-free interest rate	4.2%	4.5%	6.3%
Volatility	73.5%	75.0%	80.0%
Expected life (years)	7.5	7.5	8.0
	December 31,
	2002	2001	2000
Net income (loss), as reported	$(534,896)	$69,020	$50,863
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(62,070)	(57,659)	(49,242)

Pro forma net income (loss)	$(596,966)	$11,361	$1,621

Pro forma net income (loss) per common and Class B common share:
Basic	$(5.36)	$0.10	$0.02
Diluted	$(5.36)	$0.10	$0.01

Earnings Per Share

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, common shares issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
	2002		2001		2000
Basic	111,339		109,445		104,884
Effect of assumed conversion of stock options	—	*	3,981	*	6,491	*

Diluted	111,339		113,426		111,375

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 12,829, 5,102, and 267 for 2002, 2001 and 2000, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, and unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk, net of applicable income taxes. To the extent that such amounts related to investments that are permanent in nature, no adjustments for income taxes are made.

Foreign Currency Risk Management

        Effective January 1, 2001 the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, collectively referred to as SFAS 133. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of this standard did not have a material impact on the Company's financial statements.

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

Effect of Recently Issued Accounting Standards

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 as of January 1, 2002. The adoption of this statement did not have a material effect on its financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). Costs associated with exit or disposal activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in all subsequent periods until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements. The Company intends to adopt SFAS 146 for disposal activities initiated after December 31, 2002. Liabilities recognized as a result of disposal activities prior to the adoption of SFAS 146 will continue to be accounted for under Emerging Issues Task Force Issue ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The adoption of SFAS 146 is not expected to have a material impact of the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, an amendment of SFAS 123, Accounting for Stock-Based Compensation, which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of APB No. 25.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company does not expect this interpretation to have a material effect on its consolidated financial statements.

2. ACCOUNTING CHANGES

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

        In conjunction with the implementation of the SFAS 142, the Company completed a transitional goodwill impairment review. The results of the impairment review indicated that the carrying value of goodwill at January 1, 2002 may not be recoverable. The impairment review is based on a discounted cash flow approach that uses the Company's estimates of future market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result of the adoption of SFAS 142, the Company recorded a non-cash impairment charge of $448,374 ($428,374, net of related tax benefit) to reduce the carrying value of its goodwill. The impairment charge has been reflected as a cumulative effect of accounting change, net of tax benefit, in the accompanying consolidated statements of operations.

        A summary of changes in the Company's goodwill during the year ended December 31, 2002, by reporting unit is as follows:

	December 31, 2001(c)	Additions & Adjustments(d)	Impairments	Currency Translation Adjustment	December 31, 2002
Monster(a)	$149,496	$12,135	$—	$22,563	$184,194
Advertising & Communications(b)	254,646	(21,669)	(126,000)	19,648	126,625
Directional Marketing(b)	59,502	28,778	(29,374)	(333)	58,573
eResourcing(a)	432,871	(3,928)	(274,000)	38,566	193,509
Executive Search	24,093	—	(19,000)	461	5,554

Total	$920,608	$15,316	$(448,374)	$80,905	$568,455

(a)
In the year ended December 31, 2002, the business of Sale Search Rekrytering & Urval i Stockholm AB, a July 2001 acquisition, was moved from the Company's eResourcing division to the Company's Monster division as a result of a regional consolidation. As a result, $1,267 of goodwill was transferred from the Company's eResourcing division to its Monster division in the period.
(b)
In the year ended December 31, 2002, the business of USMotivation, Inc., a September 2001 acquisition, was moved from the Company's Advertising & Communications division to its Directional Marketing division as a result of management realignment. As a result, $20,368 of goodwill was transferred from the Company's Advertising & Communications division to its Directional Marketing division in the period. In addition, goodwill existing as of December 31, 2001 and any subsequent impairment that related to our Monstermoving operations are now combined with those of Directional Marketing.

(c)
Goodwill as of December 31, 2001 is shown net of accumulated amortization of $68,738.
(d)
Remaining additions and adjustments other than those discussed in (a) and (b) above consist of $4,046 relating to the Company's purchase restructuring plans, purchase price adjustments of $4,794 related to previously acquired businesses and our acquisition of Moving.com, which resulted in goodwill of $6,476.

        As of December 31, 2002 and 2001, the Company's intangible assets consisted of the following:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)
Indefinite-lived Intangible Assets
Goodwill	$568,455	$—	$989,346	$(68,738)	20 to 30
Amortizable Intangible Assets
Client lists	21,782	(10,235)	24,159	(13,535)	5 to 30
Trademarks	10,028	(2,427)	7,173	(1,404)	3 to 30
Non-compete agreements	2,369	(2,009)	5,266	(3,400)	2 to 6
Other amortizable intangibles	968	(290)	1,286	(306)	4 to 10

Intangible assets	$603,602	$(14,961)	$1,027,230	$(87,383)

        Amortization expense for the year ended December 31, 2002 was $3,159. Amortization expense for each of the five succeeding years is estimated to be approximately $3,500 per year.

        SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. In accordance with SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002.

        The following tables present a reconciliation of net income and earnings per share for the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization, net of income taxes. Goodwill was not amortized in the year ended December 31, 2002.

	Year Ended December 31,
	2001	2000
Net Income Reconciliation
Reported net income	$69,020	$50,863
Add back: Goodwill amortization, net of tax	20,470	14,368

Adjusted net income	$89,490	$65,231

Earnings Per Share Reconciliation
Basic Earnings per share:
Reported net income	$0.63	$0.48
Add back: Goodwill amortization, net of tax	0.19	0.14

Adjusted net income	$0.82	$0.62

Diluted Earnings Per Share:
Reported net income	$0.61	$0.46
Add back: Goodwill amortization, net of tax	0.18	0.13

Adjusted net income	$0.79	$0.59

Weighted average shares outstanding:
Basic	109,445	104,884

Diluted	113,426	111,375

3. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consists of the following:

	December 31,
	2002	2001
Capitalized software costs	$106,355	$93,503
Furniture and equipment	62,119	80,500
Leasehold improvements	53,706	55,069
Transportation equipment	2,160	3,220
Computer and communications equipment	117,653	120,169

	341,993	352,461
Less: Accumulated depreciation	184,205	159,766

Property and equipment, net	$157,788	$192,695

3. PROPERTY AND EQUIPMENT, NET (Continued)

        Property and equipment includes equipment financed with capital leases at December 31, 2002 and 2001 with a cost of $22,041 and $23,886, respectively, and accumulated amortization of $17,151 and $15,382, respectively.

4. BUSINESS COMBINATIONS

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In June 2001, the FASB issued SFAS 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. Details relating to the Company's pooling of interests transactions prior to June 30, 2001 are as follows:

        In connection with pooling of interests transactions, the Company expensed merger and integration costs of $8,551 for the twelve months ended December 31, 2002. Of this amount, $324 is a reversal of previously accrued merger costs and $8,875 is for additional integration costs.

        The reversal of merger costs of $324 consists of the reversal of previously accrued transaction related costs, including legal and accounting fees. The $8,875 of integration costs is detailed in the "Expensed" column of the following schedule of accrued Integration and Restructuring Costs below.

        The Company expensed merger & integration costs of $72,480 for the twelve months ended December 31, 2001, net of a $15,000 termination fee the Company received in connection with the termination of its merger with HotJobs.com, Ltd. ("HotJobs"). Of this amount, $14,829 is for merger costs and $57,651 is for integration costs. The merger costs of $14,829 for the year ended December 31, 2001 consist of (1) $1,405 of non-cash employee stay bonuses that are amortized over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $5,306 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $18,048 of transaction related costs, including legal, accounting, printing and advisory fees, costs incurred for the subsequent registration of shares issued in the acquisitions, and other transaction costs incurred for mergers which were not consummated and (4) $7,070 in severance costs for managers and staff of pooled companies. These merger costs include $8,675 of transaction costs related to the terminated HotJobs merger offset by $17,000 received from HotJobs, of which $15,000 was a termination fee and $2,000 was for the reimbursement of expenses. Therefore, the net effect of the terminated merger resulted in a benefit of $8,325 to the Company. The $57,651 of integration costs is detailed in the "Expensed" column of the following schedule of accrued Integration and Restructuring Costs below.

        The Company expensed merger and integration costs of $64,604 for the year ended December 31, 2000. Of this amount, $31,910 is for merger costs and $32,694 is for integration costs. The $31,910 of merger costs consists of (1) $8,652 of non-cash employee stay bonus amortization, which relates to $9,761 recorded as a prepaid compensation, and a corresponding liability, expensed over the course of a year from the date of grant for TMP shares set aside for key personnel of acquired companies who must remain employees of the Company for a full year in order to earn such shares, (2) $536 paid in cash to key personnel of pooled companies as employee stay bonuses, (3) $15,865 of transaction related costs, including legal, accounting, printing and advisory fees and the costs incurred for the subsequent registration of shares issued in the acquisitions, (4) $2,568 in severance costs for managers of pooled companies, and (5) $4,289 for payments made in connection with the repayment of debt of a pooled company pursuant to change in control provisions of such debt. The $32,694 of integration costs is detailed in the "Expensed" column of the following schedule of accrued Integration and Restructuring Costs below.

Acquisitions Accounted for Using the Purchase Method

        The Company acquired 55 businesses between January 1, 2000 and December 31, 2002, which have been accounted for under the purchase method of accounting. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

        In September 2002, the Company's Directional Marketing division acquired Moving.com for cash of $2,938 and 396 shares of common stock valued at approximately $4,410. Moving.com is a leading relocation resource on the Internet and offers a wide variety of moving solutions to its users. The acquisition of Moving.com was made to enhance the Company's Monstermoving product offerings and give its users additional access to a premier network of relocation service providers. The Company has recorded approximately $6,476 of goodwill and $800 of trademarks in connection with the acquisition, none of which is deductible for tax purposes.

        In July 2001 the Company acquired, as part of its Monster division, 100% of the net assets and voting power of Jobline International AB ("Jobline") for net cash consideration of $108,061. Jobline was a leading online recruitment website throughout Europe and had a presence in several markets where the Company's Monster operations did not exist, primarily Scandinavia. The purchase of Jobline allowed the Company to significantly decrease the amount of time and resources needed to start-up and brand local language Monster websites in these new markets and to strengthen its existing position in certain markets. In connection with the acquisition, the Company recorded goodwill and other intangibles in its Monster segment of $100,634, all of which is deductible for tax purposes.

        During the year ended December 31, 2001, the Company acquired 34 businesses, in addition to Jobline. These acquisitions were primarily companies outside of the United States, in the Company's eResourcing and Advertising & Communications divisions as part of the Company's strategy to build a global cross-selling platform. In connection with these acquisitions, the Company paid cash of approximately $193,448, issued approximately 1,133 shares of common stock valued at $45,353 and issued notes payable to sellers of acquired companies totaling approximately $38,671. Total goodwill and other intangibles recorded in connection with the Company's 2001 purchase acquisitions was $432,420, including restructuring charges of $57,212.

        During the year ended December 31, 2000, the Company acquired 19 businesses across all of its divisions, for cash consideration of $120,684, issued approximately 1,393 shares of common stock valued at $93,884 and issued seller notes payable of $14,659. Including restructuring charges of $15,744, the Company recorded approximately $247,900 of goodwill and other intangibles for the year ended December 31, 2000. These acquisitions were made primarily to expand the Company's platform of services and enhance its Intern-to-CEO strategy globally.

        The summarized unaudited pro forma results of operations set forth below for the years ended December 31, 2001 and 2000 assumes the acquisitions made in 2001 and 2000 occurred as of the beginning of 2000 and apply the accounting rules that were in effect at the date of acquisition. The operating results of the Company's September 2002 acquisition of Moving.com did not have a significant impact, on a pro-forma basis, on the Company's consolidated results of operations in 2002 or 2001. As of January 1, 2002, in accordance with SFAS 142, the amortization of goodwill has ceased. As a result, $20,470 and $14,701 of goodwill amortization expense, net of tax, that will not continue in future periods, is included in the pro forma results for the year ended December 31, 2001 and 2000, respectively.

	Year Ended December 31,
	2001	2000
Total commissions and fees	$1,533,781	$1,607,317
Net income (loss)	$22,476	$(4,315)
Net income (loss) per share:
Basic	$0.20	$(0.04)
Diluted	$0.20	$(0.04)

        The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed at the beginning of each of the years presented, nor are the results of operations necessarily indicative of the results that will be attained in the future.

Accrued Integration and Restructuring Costs

        Pursuant to the conclusions reached by the Emerging Issues Task Force ("EITF") of the FASB in EITF 94-3, and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, in connection with the acquisitions and mergers made in 2002, 2001 and 2000 the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

        In connection with such plans the Company expensed $8,875, $57,651 and $32,694 in 2002, 2001 and 2000, respectively, relating to integration activities which are included as a component of merger and integration expenses.

        Accrued integration and restructuring costs and liabilities are comprised of:

		Additions
Year ended December 31, 2002	Balance December 31, 2001	Charged to goodwill	Expensed	Utilization	Balance December 31, 2002
Assumed lease obligations on closed facilities	$17,617	$(1,665)	$8,898	$(10,109)	$14,741	(a)
Consolidation of acquired facilities	15,588	7,598	(1,938)	(15,100)	6,148	(b)
Contracted lease payments exceeding current market costs	498	(99)	—	(51)	348	(c)
Severance and related employee benefits	9,833	(1,788)	1,915	(9,907)	53	(d)
Pension obligations	585	—	—	(585)	—

Total	$44,121	$4,046	$8,875	$(35,752)	$21,290

		Additions
Year ended December 31, 2001	Balance December 31, 2000	Charged to goodwill	Expensed	Utilization	Balance December 31, 2001
Assumed lease obligations on closed facilities	$12,546	$4,117	$14,329	$(13,375)	$17,617	(a)
Consolidation of acquired facilities	8,581	28,259	29,851	(51,103)	15,588	(b)
Contracted lease payments exceeding current market costs	514	378	—	(394)	498	(c)
Severance and related employee benefits	4,884	24,458	13,471	(32,980)	9,833	(d)
Pension obligations	1,489	—	—	(904)	585	(e)

Total	$28,014	$57,212	$57,651	$(98,756)	$44,121

		Additions
Year ended December 31, 2000	Balance December 31, 1999	Charged to goodwill	Expensed	Utilization	Balance December 31, 2000
Assumed lease obligations on closed facilities	$9,564	$1,164	$6,229	$(4,411)	$12,546	(a)
Consolidation of acquired facilities	8,715	5,694	19,726	(25,554)	8,581	(b)
Contracted lease payments exceeding current market costs	562	298	—	(346)	514	(c)
Severance and related employee benefits	954	8,118	7,488	(11,676)	4,884	(d)
Provision for uncollectible receivable	—	470	(749)	279	—
Pension obligations	1,658	—	—	(169)	1,489	(e)

Total	$21,453	$15,744	$32,694	$(41,877)	$28,014

(a)
Accrued liabilities for surplus properties relate to leased office locations of the acquired companies that are either under utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of sublease income.
(b)
Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.
(c)
Above market lease costs relate to the present value of contractual lease payments in excess of current market lease rates.
(d)
Estimated severance payments and related employee benefits relate to the severance of terminated employees at closed locations. As of December 31, 2002, the remaining accrual related to approximately 43 employees, including senior management personnel at duplicate corporate headquarters and administrative personnel.
(e)
Pension obligations relate to the Company's acquisition of Austin Knight Ltd.

        The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of preliminary plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price; costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur. Reductions to restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill.

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in a year may relate to the finalization of plans initiated in the prior year. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of December 31, 2002 and 2001 are as follows:

For the year ended December 31, 2002	Balance 12/31/2001	2002 Plan Additions	Change in Estimate	Utilization	Balance 12/31/2002
1999 Plans	$646	$—	$(173)	$(473)	$—
2000 Plans	4,989	—	(1,631)	(2,708)	650
2001 Plans	38,486	—	(14,712)	(6,413)	17,361
2002 Plans	—	29,437	—	(26,158)	3,279

Total	$44,121	$29,437	$(16,516)	$(35,752)	$21,290

For the year ended December 31, 2001	Balance 12/31/2000	2001 Plan Additions	Change in Estimate	Utilization	Balance 12/31/2001
1999 Plans	$2,105	$—	$574	$(2,033)	$646
2000 Plans	25,909	—	3,926	(24,846)	4,989
2001 Plans	—	110,363	—	(71,877)	38,486

Total	$28,014	$110,363	$4,500	$(98,756)	$44,121

        Additions in 2002 of $29,437 included integration expense of $12,765 and additions to goodwill of $16,672. Additions in 2001 of $110,363 included integration expenses of $56,338 and additions to goodwill of $54,025.

        During the year ended December 31, 2002, the Company reversed integration and restructuring accruals of $16,516, primarily related to severance and office integration costs. This reversal was recorded as a reduction to integration expenses of $3,890 and a reduction to goodwill of $12,626. The reversals were primarily a result of the Company's second quarter 2002 business reorganization initiative, where certain of the Company's previous acquisition related integration plans were abandoned in favor of a company-wide reorganization (See Note 5).

        The change in estimate recorded in 2001 included integration expenses of $1,313 and additions to goodwill of $3,187.

        In the year ended December 31, 2001, the Company increased its 2000 and 1999 plans to accommodate overestimates of sublease income with respect to its acquired facilities.

5. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

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

        In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of its eResourcing and Executive Search business units. The charge consists primarily of workforce reduction, office consolidation costs and related asset write-offs, professional fees and other special charges. The Company will incur additional charges through the effective date of the distribution, primarily relating to workforce reduction, office consolidation costs, asset write-offs, and professional fees (primarily legal, accounting and investment banking fees).

        As a result of the reorganization initiatives, the Company recorded business reorganization and other special charges of $178,358 classified as a component of operating expenses, for the twelve months ended December 31, 2002.

        Information relating to the business reorganization and other special charges is as follows:

Workforce Reduction

        During the year ended December 31, 2002, the Company incurred business reorganization costs to reduce its global workforce by approximately 1,900 employees. As a result, the Company recorded a workforce reduction charge of $56,088 for the year ended December 31, 2002, primarily relating to severance and related benefits. As of December 31, 2002, the remaining accrual related to approximately 886 employees.

Consolidation of Excess Facilities and Other Special Charges

        During the year ended December 31, 2002, the Company recorded charges of $122,270 related to consolidation of excess facilities, and professional fees and other charges. Consolidation of excess facilities includes: (a) $66,456 relating to future operating lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $24,566 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for the write-down of investments in and loans to certain businesses that are no longer considered to be part of TMP's strategic plan. Professional fees and other charges were $21,506 and primarily relate to legal costs in connection with workforce reduction and professional fees in connection with the spin-off transaction.

        A summary of the business reorganization costs and other special charges is outlined as follows:

Business Reorganization Costs and Other Special Charges	Total Charge	Non-cash Charges	Cash Payments	Liability at December 31, 2002
Workforce reduction	$56,088	$(5,186)	$(28,245)	$22,657
Consolidation of excess facilities	91,022	(24,566)	(13,241)	53,215
Write-down of investments	9,742	(9,742)	—	—
Professional fees and other	21,506	—	(11,197)	10,309

Total	$178,358	$(39,494)	$(52,683)	$86,181

5. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES (Continued)

        The following table presents a summary of plan activity related our business reorganization costs in the year ended December 31, 2002. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and other special charges in the Company's statement of operations. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

For the year ended December 31, 2002	Balance 12/31/2001	2002 Plan Additions	Change in Estimate	Utilization	Balance 12/31/2002
Second Quarter Reorganization Plan	$—	$115,558	$(634)	$(73,645)	$41,279
Fourth Quarter Reorganization Plan	—	63,434	—	(18,532)	44,902

Total	$—	$178,992	$(634)	$(92,177)	$86,181

6. SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and income taxes amounted to the following:

	Year Ended December 31,
	2002	2001	2000
Interest	$5,389	$7,484	$7,011
Income taxes	25,465	13,998	23,111

        In conjunction with purchase acquisitions, the Company used cash as follows:

	Year Ended December 31,
	2002	2001	2000
Fair value of assets acquired, excluding cash	$24,421	$497,796	$153,777
Less: Liabilities assumed and created upon acquisition	(371)	(162,902)	(40,503)

Net cash paid	$24,050	$334,894	$113,274

Capital lease obligations incurred	$—	$368	$5,126

7. FINANCING AGREEMENT

        The Company obtains its primary financing from a syndicate of lenders under a five-year financing agreement as amended and restated on November 5, 1998 (the "Agreement"). Subsequent to the five-year term, which expires on November 4, 2003, the Agreement provides for one-year extensions subject to the approval of all lenders. The Agreement provides for borrowings of up to $185 million at the Company's choice of either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement. At December 31, 2002 the margin equaled 0.5%. Borrowings under the Agreement are based on 90% of eligible accounts receivable, which are amounts billed under 120 days old and amounts to be billed as defined in the Agreement. Substantially all of the assets of the Company are pledged as collateral for borrowings under the Agreement. The Agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Agreement. The Agreement also provides for a fee on any unused portion of the commitment based upon a rate determined by the ratio of the Company's debt to EBITDA. At December 31, 2002, this rate equaled 0.2%. We expect to put in place, a replacement financing agreement with a new lender on or about April 1, 2003, in conjunction with our spin-off of HH Group. Interest rates on the replacement financing arrangement are expected to be substantially similar to our current financing arrangement. Total availability under the proposed credit facility is being negotiated.

        At December 31, 2002, the utilized portion of this agreement was approximately $15,717 of which $10,209 is reflected as a reduction to accounts receivable and $5,449 is for standby letters of credit. In addition, approximately $169,342 was unused and accounts receivable are sufficient to allow for the drawdown of the entire amount. At December 31, 2002, the prime rate, Federal Funds rate and one month LIBOR were 4.25%, 1.16% and 1.38%, respectively.

8. BORROWINGS

        Long-term debt consists of the following:

	December 31,
	2002	2001
Borrowings under financing agreement (see Note 7)	$59	$729
Borrowings under other financing agreements, interest payable at rates varying from 5.0% to 9.2%, and collateralized by certain assets	—	2,659
Acquisition notes payable, non-interest bearing, interest imputed at rates ranging from 5.0% to 9.5%, due in varying installments through 2006.	2,979	60,831
Capitalized lease obligations, payable with interest from 6% to 16%, in varying installments through 2007	4,189	11,257
Notes payable, in varying monthly installments maturing through 2012, with interest rates ranging from 3.0% to 10.0%	566	488

	7,793	75,964
Less: Current portion	3,868	66,834

Long-term debt	$3,925	$9,130

        Debt matures as follows:

December 31, 2002
2003	$3,868
2004	1,262
2005	1,506
2006	545
2007	292
Thereafter	320

$7,793

9. JOINT VENTURES

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

10. STOCKHOLDERS' EQUITY

(A) Common and Class B Common Stock

        Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

        On February 29, 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

(B) Share Repurchase Program

        In September 2002, the Board of Directors approved a share repurchase plan to acquire outstanding common stock on the open market. Under the terms of the plan, the Company is authorized to repurchase up to five million shares of common stock and intends to purchase such shares from time-to-time as conditions warrant. The Company's Board of Directors has authorized these purchases to occur over a period of eighteen months. As of December 31, 2002, the Company had repurchased 927 shares of TMP Worldwide common stock for an aggregate purchase price of $9,842 in cash.

(C) Stock Options

        In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 6,000 shares of common stock of the Company, as amended on April 27, 1998. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates. Under this plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant that may be made to an executive officer in any calendar year is 300 shares as amended on June 25, 1997. At December 31, 2002, approximately 1,100 options were exercisable and approximately 1,600 options are available for future grants.

        In January 1996, the Company adopted a stock option plan for non-employee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum aggregate of 360 shares of common stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's non-employee directors of an option to purchase 22.5 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors. In December, 1998 the Director's Plan was replaced by the 1999 Plan (see below) and as such, no options are available for future grants under the Director's Plan. At December 31, 2002, approximately 67 options were exercisable under this plan.

        In December 1998, the Company adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options that may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company that may be granted under the 1999 Plan is the sum of 30,000 and the number of shares available for new awards under the Stock Option Plan. At December 31, 2002, approximately 9,400 options were exercisable and 8,900 options are available for future grants.

        A summary of the status of the Company's fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,332	$32.38	16,965	$31.44	16,008	$24.43
Granted	3,744	18.67	5,579	32.01	3,963	57.49
Exercised	(455)	16.12	(2,159)	18.53	(2,131)	15.63
Forfeited/cancelled	(2,874)	38.37	(2,053)	38.15	(875)	34.29

Outstanding at end of year	18,747	$28.91	18,332	$32.38	16,965	$31.44

Options exercisable at year-end	10,505	$29.51	7,562	$28.46	4,932	$21.75

Weighted average fair value of options granted during the year		$15.09		$28.31		$44.57

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.00 to $20.00	4,229	$10.80	6.8	2,683	$11.28
20.01 to 26.00	4,933	23.01	6.8	2,554	22.82
26.01 to 32.00	4,896	28.52	8.0	2,100	28.75
32.01 to 50.00	2,971	45.88	6.9	2,211	45.86
50.01 to 81.38	1,718	62.20	7.0	957	62.25

Total	18,747	$28.91		10,505	$29.51

        In connection with the Company's spin-off of HH Group, certain provisions have been made for the treatment of the Company's employee stock options subsequent to the distribution date. See Note 16 for a discussion of the treatment of employee stock options subsequent to the spin-off.

11. PROVISION (BENEFIT) FOR INCOME TAXES

        The components of income (loss) before the provision (benefit) for income taxes, minority interests and accounting change are as follows:

	Year Ended December 31,
	2002	2001	2000
Domestic	$(56,229)	$134,347	$110,108
Foreign	(73,790)	(9,353)	(1,437)

Total income (loss) before provision (benefit) for income taxes, minority interests and accounting change	$(130,019)	$124,994	$108,671

        The provision for income taxes is as follows:

	Year Ended December 31,
	2002	2001	2000
Current tax provision:
U.S. Federal	$—	$42,309	$25,432
State and local	1,553	5,010	8,051
Foreign	5,236	5,885	7,397

Total current	6,789	53,204	40,880

Deferred tax provision (benefit):
U.S. Federal	(9,119)	10,247	16,222
State and local	(2,815)	3,229	8,313
Foreign	(16,136)	(9,114)	(7,165)

Total deferred	(28,070)	4,362	17,370

Total provision (benefit)	$(21,281)	$57,566	$58,250

        The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Current deferred tax assets (liabilities):
Earned commissions	$(2,302)	$(2,805)
Allowance for doubtful accounts	12,002	11,451
Work-in-process	(4,899)	(5,282)
Accrued expenses and other liabilities	2,480	6,108
Accrued compensation	549	3,351
Accrued business reorganization and other special charges	16,330	—
Tax loss carry forwards	4,754	4,786

Total current deferred tax asset	28,914	17,609

Non-current deferred tax assets (liabilities):
Unrealized depreciation in investments	—	722
Property and equipment	(12,743)	(7,761)
Intangibles	21,106	10,730
Accrued expenses and other liabilities	(467)	(3,579)
Deferred compensation	5,700	—
Tax loss carry forwards	77,378	45,196
Foreign tax credits	1,374	1,350

Total non-current deferred tax asset	92,348	46,658

Valuation allowance	(32,578)	(21,140)

Net deferred tax asset	$88,684	$43,127

        As of December 31, 2002 and 2001, net current deferred tax assets were $27,634 and $17,609, respectively and net non-current deferred tax assets of $61,050 and $25,518, respectively.

        At December 31, 2002, the Company has net operating loss carry forwards for U.S. Federal tax purposes of approximately $21 million, which expire in stages beginning 2019 through 2022, and operating loss carry forwards in the United Kingdom and Australia of approximately $86 million and $42 million, respectively. In addition, the Company also has approximately $78 million of net operating losses in various other countries throughout the world. The Company has concluded that, based on expected future results, the future reversals of existing taxable temporary differences, the tax benefits derived from the exercise of nonqualified employee stock options, the amortization of benefits from taxable poolings and the loss carry forwards of certain subsidiaries, which are only usable by such subsidiary, there is no reasonable assurance that the entire tax benefit can be used. Accordingly, a valuation allowance has been established. In addition, the deferred tax benefits from taxable poolings and those derived from the exercise of nonqualified stock options were recorded net of the valuation allowance as additional paid-in capital. Should this valuation allowance be reversed, the resulting benefit will be recorded as additional paid-in capital.

        In connection with the cumulative effect of accounting change in 2002, described in Note 2, the Company recorded a deferred tax asset of $20,000.

        The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2002	2001	2000
Provision (benefit) at Federal statutory rate	$(45,507)	$43,749	$38,035
State income taxes, net of Federal income tax effect	(1,680)	5,355	6,499
Nondeductible expenses(1)	2,367	12,339	14,044
Effect of foreign operations	(4,664)	(10,895)	1,280
Losses (profits) of pooled entities taxed directly to owners	—	378	(6,154)
Increase in valuation allowance	11,438	5,672	3,616
Nondeductible business reorganization and other special charges	15,374	—	—
Other	1,391	968	930

Income tax provision (benefit)	$(21,281)	$57,566	$58,250

(1)
Primarily due to nondeductible (i) merger costs of $1.8 million, $17.1 million and $27.1 million, respectively, which at the Federal statutory rate would have equated to a tax benefit of $0.6 million, $5.9 million and $9.5 million, respectively, (ii) amortization of intangible assets and (iii) meals & entertainment expenses.

        Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company does not believe there are any undistributed foreign earnings.

12. COMMITMENTS AND CONTINGENCIES

(A) Leases

        The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates through 2015. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. Future minimum lease commitments under non-cancelable operating leases and capital leases at December 31, 2002 are as follows:

	Capital Leases	Operating Leases
2003	$2,825	$67,739
2004	758	62,785
2005	469	57,706
2006	189	50,372
2007	87	44,860
Thereafter	—	176,795

	4,328	$460,257

Less: Amount representing interest	139

Present value of minimum lease payments	4,189
Less: Current portion	2,750

	$1,439

        Rent and related expenses under operating leases was $61,452, $66,081, and $66,020 for the years ended December 31, 2002, 2001 and 2000, respectively. Operating lease obligations after 2007 relate primarily to building leases.

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

(C) Employee Benefit Plans

        The Company has a 401(k) profit sharing plan covering all eligible employees. Discretionary employer matching contributions, which are primarily a maximum of 2% of eligible payroll of participating employees, and paid by a contribution of cash and TMP shares amounted to $3,546, $3,504 and $2,865 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Outside of the United States, the Company has defined contribution employee benefit plans in the countries in which it operates. The cost of these plans amounted to $5,173, $4,398 and $2,908 for the years ended December 31, 2002, 2001 and 2000, respectively.

(D) Litigation

        The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity.

(E) Content and Marketing Agreements

        In December, 1999, the Company entered into a content and marketing arrangement with America Online, Inc. Pursuant to this arrangement, the Company's flagship Interactive property, Monster, for the payment of $100 million over four years, would be the exclusive provider of career search services in the United States and Canada for four years to AOL members. The $100 million is being expensed pro rata over the four-year life of the agreement pursuant to the number of impressions contracted per year as a percent of the total impressions anticipated over the life of the agreement.

        In November 2001, the Company entered into a content and marketing arrangement with Microsoft Network ("MSN"), whereby Monster became the exclusive provider of career search services in the United States for three years to MSN users. Under the terms of the agreement, the Company will pay MSN, on a performance basis for three years, up to certain limitations.

13. FORWARD FOREIGN EXCHANGE CONTRACTS

        Effective January 1, 2001, the Company adopted SFAS 133 requiring that all derivative instruments be recorded on the balance sheet at fair value. The Company has entered into foreign forward exchange contracts to hedge identifiable foreign currency commitments associated with transactions in the regular course of the Company's foreign operations as a result of the Company's exposure to exchange risk. The Company transacts business in various foreign currencies, primarily the British Pound, EURO, and Australian dollar. The maturities on these contracts generally do not exceed twelve months. Realized gains and losses are deferred until the underlying transaction being hedged occurs, and then are recognized as part of the transaction. The Company's statements of stockholders' equity reflects the fair value of the instruments of $348 at December 31, 2002, and $332 at December 31, 2001, recorded as accumulated other comprehensive income (loss). The net change in unrealized loss of $680 in 2002 and unrealized gain of $332 in 2001, related to $22,475, and $104,316 in forward foreign exchange contracts outstanding in 2002 and 2001, respectively.

14. RELATED PARTY TRANSACTIONS

        The Company charged management and other fees to unconsolidated affiliates for services provided of $931 for the year ended December 31, 2000. No such amounts were charged for 2001 or 2002. Such fees are reflected as a reduction of salaries and related costs in the accompanying consolidated statements of operations.

        The Company leases an office from an entity in which its Chief Executive Officer and other stockholders have a 90% ownership interest. Annual rent expense under the lease, which expires in the year 2004, amounts to approximately $554.

        The Company periodically uses the services of an aircraft from a company owned by the Chief Executive Officer, and in connection therewith, $262, $145 and $561 was charged to expense during the years ended December 2002, 2001 and 2000, respectively.

        The Company leased certain office space in 2001 and 2002 to an investment company that is 50% owned by the Company's Chief Executive Officer. Total rental income received from the investment company was $101 and $80 in the years ended December 31, 2002 and 2001, respectively.

        Upon completion of its spin-off of HH Group, the Company will enter into several agreements related to the distribution. See Note 16 for a full discussion of Agreements between TMP and HH Group.

15. SEGMENT AND GEOGRAPHIC DATA

        The following segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This standard is based on a management approach that requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Assets are not allocated to segments for internal reporting purposes.

        The Company operates in five business segments: Monster, Advertising & Communications, Directional Marketing, eResourcing and Executive Search. Operations are conducted in the following geographic regions: the United States, the Asia/Pacific Region (primarily Australia), the United Kingdom and Continental Europe. The following is a summary of the Company's operations by business segment and by geographic region, for the years ended December 31, 2002, 2001 and 2000. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. As a result, fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. Excluding fees from the agency/media relationship between our Advertising & Communications and Monster divisions, fees from cross-selling were $36.6 million in 2002, $40.0 million in 2001 and $3.1 in 2000. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three years ended December 31, 2002, these commissions were $12.6 million, $8.1 million, and $4.0 million, respectively.

        In the year ended December 31, 2002, the Company changed the composition of its segments to reflect the internal reorganization of Monstermoving and Directional Marketing. As a result, the operations of Monstermoving are now combined with those of Directional Marketing and prior period disclosures have been restated for consistent presentation.

        During the year ended December 31, 2002, the Company moved the business of USMotivation, a September 2001 acquisition, from its Advertising and Communications segment to its Directional Marketing as a result of a management realignment. As a result, the operations of USMotivation are included in the Directional Marketing results below from January 1, 2002. For the year ended December 31, 2002, USMotivation reported commission and fees of $13,166 and operating income of $2,204. Prior periods have been restated for consistent presentation. For the year ended December 31, 2001, USMotivation reported commissions and fees of $2,911 and an operating loss of $42.

        The following is a summary of the Company's operations by business segment and by geographic region, for the years ended December 31, 2002 and 2001.

Information by business segment	Monster	Advertising & Communications	Directional Marketing	eResourcing	Executive Search	Total
Year ended December 31, 2002:
Commissions and fees:
Traditional	$—	$134,941	$100,055	$296,816	$65,965	$597,777
Interactive	416,584	31,911	19,266	48,181	903	516,845

Total commissions & fees	416,584	166,852	119,321	344,997	66,868	1,114,622

Operating expenses:
Salaries & related, office & general and marketing & promotion	341,054	164,735	97,204	381,114	70,802	1,054,909
Merger & integration costs	1,259	2,037	(119)	6,835	(1,461)	8,551
Business reorganization and other special charges	48,798	34,984	21,033	54,030	19,513	178,358
Amortization of intangibles	1,451	285	669	342	412	3,159

Total operating expenses	392,562	202,041	118,787	442,321	89,266	1,244,977

Operating income (loss)	$24,022	$(35,189)	$534	$(97,324)	$(22,398)	$(130,355)

Year ended December 31, 2001:
Commissions and fees:
Traditional	$—	$185,259	$101,385	$397,721	$109,433	$793,798
Interactive	535,776	31,230	22,870	64,356	27	654,259

Total commissions and fees	535,776	216,489	124,255	462,077	109,460	1,448,057

Operating expenses:
Salaries & related, office & general and marketing & promotion	383,427	199,303	110,739	435,458	106,783	1,235,711
Merger & integration costs(a)	(707)	21,714	8,296	41,227	1,950	72,480
Amortization of intangibles(b)	2,952	6,150	3,008	13,231	1,093	26,434

Total operating expenses	385,672	227,167	122,043	489,916	109,826	1,334,625

Operating income (loss)	$150,104	$(10,678)	$2,212	$(27,839)	$(366)	$113,432

(a)
Net of a $15,000 termination fee, reflected in the Monster segment (see Note 4).
(b)
Includes goodwill amortization as follows:

Monster	$1,884
Advertising & Communications	5,673
Directional Marketing	2,229
eResourcing	12,927
Executive Search	1,060

Total	$23,773

15. SEGMENT AND GEOGRAPHIC DATA (Continued)

Information by business segment	Monster	Advertising & Communication	Directional Marketing	eResourcing	Executive Search	Total
Year ended December 31, 2000:
Commissions and fees:
Traditional	$—	$223,191	$97,538	$455,012	$178,399	$954,140
Interactive	378,994	32,935	19,707	21,720	30	453,386

Total commissions and fees	378,994	256,126	117,245	476,732	178,429	1,407,526

Operating expenses:
Salaries & related, office & general and marketing & promotion	301,719	227,904	109,854	434,965	156,483	1,230,925
Merger & integration costs	4,668	2,448	6,493	33,743	17,252	64,604
Amortization of intangibles(a)	2,489	6,097	2,210	7,580	1,367	19,743

Total operating expenses	308,876	236,449	118,557	476,288	175,102	1,315,272

Operating income (loss)	$70,118	$19,677	$(1,312)	$444	$3,327	$92,254

(a)
Includes goodwill amortization as follows:

Monster	$1,426
Advertising & Communications	5,619
Directional Marketing	1,417
eResourcing	7,275
Executive Search	1,334

Total	$17,071

Information by geographic region	United States	Asia/Pacific	United Kingdom	Continental Europe	Other(a)	Total
Year ended December 31, 2002:
Commissions and fees	$629,230	$143,725	$176,464	$142,438	$22,765	$1,114,622
Income (loss) before taxes, minority interests and accounting change	(56,229)	(7,762)	(23,551)	(43,285)	808	(130,019)
Long-lived assets(b)	316,639	32,717	184,672	204,235	8,166	746,429
Year ended December 31, 2001:
Commissions and fees	$868,425	$164,173	$222,880	$168,188	$24,391	$1,448,057
Income (loss) before taxes and minority interests	134,347	10,456	(6,144)	(13,354)	(311)	124,994
Long-lived assets(b)	456,027	49,643	302,434	305,946	18,492	1,132,542
Year ended December 31, 2000:
Commissions and fees	$867,586	$178,868	$189,970	$143,221	$27,881	$1,407,526
Income (loss) before taxes and minority interests	110,108	20,192	(32,267)	7,124	3,514	108,671
Long-lived assets(b)	390,421	45,603	100,162	135,191	12,645	684,022

(a)
Includes the Americas other than the United States.

(b)
Consists of property and equipment, goodwill and intangibles.

16. SPIN-OFF OF HUDSON HIGHLAND GROUP, INC. (UNAUDITED)

      The Company's Board of Directors has approved the spin-off of HH Group, formerly the Company's eResourcing and Executive Search divisions, forming a completely separate and new publicly traded company. The spin-off of all of the common stock of HH Group will be a tax-free distribution to TMP stockholders of record at the close of business on March 14, 2003, whereby each holder of TMP common stock is entitled to one share of HH Group common stock for every thirteen and one third (13 1/3) shares of TMP common stock held on that date, provided that through March 31, 2003, shares of TMP common stock will trade with due bills entitling the holder of TMP common stock on March 31, 2003 to the dividend of HH Group common stock. The Company believes each of the resulting companies will be better positioned to focus on its core businesses and competencies, and thus compete more effectively in their respective markets. The Company expects the transaction to be completed on March 31, 2003. Upon completion of the spin-off, the Company will reflect the results of operations of HH Group as discontinued operations. The Company and HH Group have entered into several agreements related to the distribution, which are detailed below:

(A) Treatment of options and restricted stock

        Generally, any outstanding options to purchase TMP's common stock issued under a TMP stock plan will remain outstanding following the distribution in accordance with and subject to their terms (including terms relating to vesting and exercisability), but will be adjusted in a manner determined by the compensation committee of the Company's board of directors to reflect the economic value of the distribution and will continue to represent only the right to purchase TMP common stock. Upon completion of the distribution the number of shares and exercise price will be adjusted so that each option will have the same aggregate intrinsic value and the same ratio of the exercise price to the market value per share of the TMP stock options prior to the distribution. In addition, the number of shares of TMP common stock underlying certain outstanding restricted stock grants will be adjusted by the compensation committee of the Company's board of directors to reflect the economic value of the distribution.

(B) Agreements between TMP and HH Group

        In connection with the spin-off, TMP and HH Group expect to enter into the following agreements:

Employee Benefits Agreement and Plans

        HH Group will maintain independent employee benefit plans and programs (other than equity compensation) that are substantially similar to the Company's existing employee benefit plans and programs. Generally, following the distribution, the Company will cease to have any liability to HH Group's current and former employees and their beneficiaries including liability under any of the Company's benefit plans or programs.

Real Estate Agreements

        The Company and HH Group are expected to also enter into various leases and sublease arrangements for the sharing of certain facilities for a transitional period on commercial terms. In the case of subleases or sub-subleases of property, the lease term will generally coincide with the remaining term of the primary lease or sublease, respectively. The Company will remain liable for certain lease and other obligations of HH Group following the spin-off.

Transition Services Agreement

        The Company intends to enter into a transition services agreement with HH Group effective as of the date of the distribution. Under the agreement, the Company will provide to HH Group, and HH Group will provide to the Company, the insurance, tax, legal, facilities, human resources, information technology and other services that are required for a limited time (generally, for one year following the distribution date, except as otherwise agreed). Under the transition services agreement, HH Group and the Company will provide or arrange to provide services to each other in exchange for fees, which are expected to be similar in material respects to what a third-party provider would charge. Fees for transition services will be based on two billing methods, "agreed billing" and "pass-through billing." Under the agreed billing method, the Company will provide or arrange to provide HH Group or HH Group will provide or arrange to provide to the Company, with services at the specified cost of providing the services, plus, in the cases of some services, 5% of these costs, in any case subject to increase by the party providing the relevant service, in the exercise of its reasonable judgment, after the distribution. Under the pass-through billing method, HH Group and the Company will reimburse each other for all third party expenses, out-of-pocket costs and other expenses incurred in providing or arranging to provide the relevant service. HH Group and the Company generally will invoice each other monthly for the cost of services provided under the transition services agreement. If either party fails to pay an invoice by its due date, it will be obligated to pay interest to the invoicing party at the prime rate as reported in The Wall Street Journal.

Tax Separation Agreement

        After the distribution, HH Group will no longer be included in the Company's consolidated group for United States federal income tax purposes. The Company and HH Group will enter into a tax separation agreement to reflect HH Group's separation from the Company with respect to tax matters. The primary purpose of the agreement is to reflect each party's rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the distribution and any taxes resulting from transactions effected in connection with the distribution. The tax separation agreement will provide for payments between the two companies to reflect tax liabilities, which may arise before and after the distribution. It will also cover the handling of audits, settlements, elections, accounting methods and return filing in cases where both companies have an interest in the results of these activities. HH Group has agreed to indemnify the Company for any tax liability attributable to the distribution resulting from any action taken by HH Group.

Initial Funding of HH Group Cash and Cash Equivalents

        The Company has agreed to fund HH Group's initial cash requirements, approximately $40 million, as of the distribution date, which is anticipated to be March 31, 2003. The funding will be included as part of the assets distributed to HH Group, none of which will be repayable to the Company.

Loan Agreement and Security Agreement

        The Company will extend a secured revolving credit facility to HH Group on the distribution date if HH Group has not otherwise closed on a credit facility with a third party. The credit facility will provide for an interest rate equal to the prime rate and be limited to $15 million outstanding at any one time. However, HH Group is restricted from borrowing under the credit facility until such time as HH Group's aggregate cash and cash equivalents balance is equal to or less than $10 million. The maturity date of the credit facility will be the earlier of six months from the distribution date or the date on which HH Group closes on a credit facility with a third party. The credit facility will be secured by HH Group's accounts receivable.

TMP Funding of HH Group Obligations

        The Company has agreed to reimburse HH Group for $10 million of cash payments ($2.5 million per quarter) related to HH Group's accrued integration, restructuring and business reorganization obligations during the first year following the spin-off. Payment from the Company will be received at the end of each quarter. Legal obligation for such liabilities will remain with HH Group.

Other Commercial Arrangements

        The Company and HH Group have commenced discussions concerning certain potential commercial arrangements involving the provision of Monster and Advertising and Communications' services. Any arrangements will be negotiated on an arm's length basis and will be pursuant to customary terms and conditions, including pricing terms. The Company and HH Group may, from time to time, also negotiate and purchase other services from the other, on an arm's length basis, pursuant to customary terms and conditions.

(C) Summary of Unaudited Financial Information

        The following unaudited pro forma financial information summarizes selected financial data relating to statement of operations and balance sheet for the Company, the discontinued operations of HH Group and the continuing operations of TMP as of and for the year ended December 31, 2002:

	TMP	HH Group	Continuing Operations of TMP
Statement of Operations Data:
Commissions & fees	$1,114,622	$411,865	$702,757
Operating loss	(130,355)	(119,722)	(10,633)
Loss before accounting change	(106,522)	(89,761)	(16,761)
Net Loss	(534,896)	(368,761)	(166,135)
Balance Sheet Data:
Current assets(a)	$808,546	$237,520	$571,026
Total assets(a)	1,630,795	528,755	1,102,040
Current liabilities(a)	799,220	137,754	661,466
Long-term debt, less current portion	3,925	1,184	2,741
Total liabilities(a)	817,356	140,530	676,826
Stockholders' equity(a)	813,439	388,225	425,214

(a)
Includes pro-forma adjustments of $24,092, of which $14,092 represents additional cash that TMP will fund HH Group and $10,000 represents obligations that TMP will pay for HH Group's accrued integration, restructuring and business reorganization liabilities (limited to $2,500 per quarter, for one year following the distribution). Such amounts have been shown as a contribution to HH Group's stockholders' equity.

        In connection with the spin-off, the Company will record impairments of deferred tax assets in the amount of $47,559 that are no longer considered realizable as a result of the spin-off. This charge will be recorded as discontinued operations at the time of the spin-off.

(D) Termination of Financing Arrangement

        In connection with its spin-off of HH Group, the Company will terminate its current financing arrangement in conjunction with the spin-off, and is currently in negotiations with a new lender to establish further financing. The Company anticipates that a new secured revolving credit facility, the terms of which are still being negotiated, will be in place on or about April 1, 2003. See note 7 for a full discussion of our current and anticipated financing arrangements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information set forth under the caption "Proposal No. 1-Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

        See "Part I—Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        TMP Worldwide maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, TMP Worldwide's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and TMP Worldwide's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. TMP Worldwide has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of TMP Worldwide's management, including TMP Worldwide's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TMP Worldwide's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that TMP Worldwide's disclosure controls and procedures were effective in ensuring that material information relating to TMP Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within TMP Worldwide during the period in which this report was being prepared.

        There have been no significant changes in TMP Worldwide's internal controls or in other factors that could significantly affect these controls subsequent to the date TMP Worldwide completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. TMP Worldwide has engaged a nationally recognized independent accounting firm to assist TMP Worldwide in evaluating its internal controls and will implement any changes to its internal controls deemed appropriate by TMP Worldwide's management and audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(A) DOCUMENT LIST

1. Financial Statements

        The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

        The following financial statement schedule and opinion thereon are filed as a part of this Report:

Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

  (a)
  The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 and 10.29 are management contracts, compensatory plans or arrangements):

Exhibit Number	Description
2.1	Offer to Shareholders of Jobline International AB (publ.)†††††††
3.1	Certificate of Incorporation.***
3.2	First Amendment to Certificate of Incorporation. †††††
3.3	Amended and Restated Bylaws of TMP Worldwide Inc. †††††††††
4.1	Form of Common Stock Certificate.***
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.***
10.2	Form of Indemnification Agreement.***
10.3	1996 Stock Option Plan.***
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.***

10.5	1996 Stock Option Plan for Non-Employee Directors.***
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.***
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
10.9	Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing, Inc.***
10.10	Agreement, dated as of March 17, 1998, between TMP Worldwide Inc. and George Eisele, as amended by Amendment 1 to Agreement, dated as of September 5, 1996.***
10.11	Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.***
10.12	Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide Inc. as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.***
10.13	Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs, Inc.***
10.14	Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive Inc. and Jeffrey C. Taylor.***
10.15	Second Amended and Restated Employment Agreement, dated November 2, 1999, by and among TMP Worldwide, Inc., TMP Interactive Inc. and Jeffrey C. Taylor.†††
10.16	Amendment No. 1 to the Second Amended and Restated Employment Agreement dated October 31, 2001 by and among Jeffery C. Taylor, TMP Worldwide Inc. and TMP Interactive Inc.††††††††
10.17	Amendment No. 1 to the Employment Agreement, dated October 21, 1996, between TMP Worldwide Inc. and James J. Treacy.†
10.18	Amendment No. 2 to Employment Agreement between TMP Worldwide Inc. and James J. Treacy, effective as of October 1, 1999.****
10.19	Amendment No. 3 to Employment Agreement between TMP Worldwide Inc. and James J. Treacy, effective as of November 1, 2001.††††††††
10.20	Employment Agreement and General Release, dated August 6, 2002, between TMP Worldwide Inc. and James J. Treacy.+
10.21	Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and Andrew J. McKelvey.†
10.22	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.††
10.23	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between TMP Worldwide Inc. and Andrew J. McKelvey.++

10.24	Employment Letter Agreement, dated December 31, 2001, by and between TMP Worldwide Inc. and Michael Sileck.*******
10.25	Employment Letter Agreement, dated September 11, 2002, by and between TMP Worldwide inc. and Michael Sileck.†††††††††
10.26	Employment Letter Agreement, dated February 7, 2002, by and between TMP Worldwide Inc. and John Mclaughlin.*******
10.27	Employment Letter Agreement, dated September 24, 2002, by and between TMP Worldwide Inc. and John Mclaughlin†††††††††
10.28	Agreement, dated September 11, 2002, by and between TMP Worldwide Inc. and Paul Camara.†††††††††
10.29	Employment Letter Agreement, dated October 10, 2002, by and between TMP Worldwide Inc. and William Pastore.
10.30	Warrant Agreement, dated October 13, 1993, between TMP Worldwide Inc. and BNY Financial Corporation, as amended by an amendment dated December 31 1995.***
10.31	Form of Option Agreement, dated as of January 1, 1995, relating to options issued to shareholders and/or principals of Kidd, Schneider & Dersch, Inc.***
10.32	Amendment No. 3 to Amended and Restated Accounts Receivable Management and Security Agreement, dated as of May 15, 1997, between BNY Financial Corporation and TMP Worldwide Inc.**
10.33	Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide Ltd.**
10.34	Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of November 5, 1998, between BNY Financial Corporation and TMP Worldwide Inc.†
10.35	Amendment No.1 to Third Amended and Restated Accounts Receivable Management and Security Agreement.*****
10.36	Amendment No. 2 to Third Amended and Restated Accounts Receivable Management and Security Agreement.*****
10.37	Amendment No. 3 to Third Amended and Restated Accounts Receivable Management and Security Agreement.******
10.38	Amendment No. 4 to Third Amended and Restated Accounts Receivable Management and Security Agreement.******
10.39	Amendment No. 5 to Third Amended and Restated Accounts Receivable Management and Security Agreement.******
10.40	Amendment No. 6 to Third Amended and Restated Accounts Receivable Management and Security Agreement.******
10.41	Amendment No. 7 to Third Amended and Restated Accounts Receivable Management and Security Agreement.††††††
10.42	Amendment No. 8 to Third Amended and Restated Accounts Receivable Management and Security Agreement.********
10.43	Content License and Interactive Marketing Agreement, dated as of December 1, 1999, between America Online, Inc. and TMP Interactive Inc.****

10.44	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and TMP Worldwide Inc.****
10.45	Warranty and Indemnity agreement dated July 18, 2000, relating to the entire issued share capital of QD Group Limited, between Mr. G. Quarry and TMP Worldwide Inc.*
10.46	Agreement and Plan of Merger, dated August 31, 2000, by and among TMP Worldwide Inc., Rich, Gardner & Associates, Ltd., Fred Rich and Furman Gardner.*
10.47	Stock Purchase Agreement dated August 31, 2000, by and among TMP Worldwide Inc., Stratascape, Inc. and the shareholders listed on Schedule A thereto.*
10.48	Stock Purchase Agreement, dated June 19, 2000, among TMP Worldwide Inc., MoveCentral Company and the beneficial owners of MoveCentral Company listed on Schedule A thereto.††††
21	Subsidiaries of the Company.**
23.1	Consent of BDO Seidman, LLP.
99.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

  (i)
  The Company's current report on Form 8-K, dated November 7, 2002, relating to the Company's results of operations for the quarter and nine months ended September 30, 2002.

*	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-41996).
**	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).
***	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).
****	Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 333-93065).
*****	Incorporated by reference to Exhibits to the Registration Statements on Form S-4 (Registration No. 333-82531).
******	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-61400).
*******	Incorporated by reference to Exhibits to the Company's Quarterly Report on form 10-Q for the period ended March 31, 2002 (Commission File No. 000-21571).
********	Incorporated by reference to Exhibits to the Company's Quarterly Report on form 10-Q for the period ended June 30, 2002 (Commission File No. 000-21571).
†	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (Registration No. 000-21571).
††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. (Commission File No. 000-21571).
†††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (Commission File No. 000-21571).
††††	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 30, 2000. (Commission File No. 000-21571).
†††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2001. (Commission File No. 000-21571).

††††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (Commission File No. 000-21571).
†††††††	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 2, 2001. (Commission File No. 000-21571).
††††††††	Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-21571).
†††††††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on form 10-Q for the period ended September 30, 2002 (Commission File No. 000-21571).
+	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 6, 2002 (Commission File No. 000-21571).
++	Incorporated by reference to Exhibits to the Company's Curent Report on Form 8-K dated June 3, 2002 (Commission File No. 000-21571).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TMP Worldwide Inc.
New York, New York

        The audits referred to in our report dated February 12, 2003, relating to the consolidated financial statements of TMP Worldwide Inc., which is contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based upon our audits.

        In our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP BDO SEIDMAN, LLP
New York, New York February 12, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

					BALANCE AT END OF PERIOD
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS
				DEDUCTIONS
COLUMN A
	COLUMN B	COLUMN C	ADDITIONS	COLUMN D	COLUMN E
Allowance for doubtful accounts
Year ended December 31, 2000	$27,417	$28,311	$468(1)	$14,488	$41,708
Year ended December 31, 2001	$41,708	$13,653	$2,487(1)	$16,726	$41,122
Year ended December 31, 2002	$41,122	$9,983	$5(1)	$15,758	$35,352

(1)
Initial reserves of companies acquired in purchase business combinations.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

TMP WORLDWIDE INC.
By:	/s/ ANDREW J. MCKELVEY
Andrew J. McKelvey Chairman of the Board and CEO

March 27, 2003

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ ANDREW J. MCKELVEY Andrew J. McKelvey	Chairman of the Board, CEO and Director (principal executive officer)	March 27, 2003
/s/ MICHAEL SILECK Michael Sileck	Chief Financial Officer (principal financial officer)	March 27, 2003
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Vice President and Controller (principal accounting officer)	March 27, 2003
/s/ GEORGE R. EISELE George R. Eisele	Director	March 27, 2003
/s/ RONALD KRAMER Ronald Kramer	Director	March 27, 2003
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	March 27, 2003
/s/ JOHN SWANN John Swann	Director	March 27, 2003
/s/ JOHN GAULDING John Gaulding	Director	March 27, 2003

James J. Treacy	Director

CERTIFICATIONS

I, Andrew J. McKelvey, certify that:

1.
I have reviewed this annual report on Form 10-K of TMP Worldwide Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

                      /s/ ANDREW J. MCKELVEY
                      Andrew J. McKelvey
                      Chief Executive Officer

I, Michael Sileck, certify that:

1.
I have reviewed this annual report on Form 10-K of TMP Worldwide Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

                      /s/ MICHAEL SILECK
                      Michael Sileck
                      Chief Financial Officer

QuickLinks

MONSTER
ADVERTISING AND COMMUNICATIONS
DIRECTIONAL MARKETING
eRESOURCING
EXECUTIVE SEARCH
PART II
TMP WORLDWIDE INC.
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
TMP WORLDWIDE INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
TMP WORLDWIDE INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TMP WORLDWIDE INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
TMP WORLDWIDE INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except per share amounts)
TMP WORLDWIDE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TMP WORLDWIDE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
PART III
PART IV
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
SIGNATURES
CERTIFICATIONS