Form 10-Q
period 2003-03-31
MONSTER WORLDWIDE INC
filed 2003-05-14
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER: 000-21571

Monster Worldwide, Inc.
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of April 30, 2003, the latest practicable date.

Class	Outstanding on April 30, 2003
Common Stock	107,045,739
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,335	$165,648
Accounts receivable, net of allowance for doubtful accounts of $27,442 and $25,071 in 2003 and 2002, respectively	299,759	307,599
Work-in-process	22,348	20,921
Prepaid and other	60,588	90,351
Current assets of discontinued operations	—	224,027

Total current assets	508,030	808,546
Property and equipment, net	84,490	123,682
Goodwill	376,718	369,392
Intangibles, net	17,080	17,312
Other assets	20,028	29,111
Non-current assets of discontinued operations	—	282,752

	$1,006,346	$1,630,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	298,708	$331,383
Accrued expenses and other liabilities	102,738	94,777
Accrued integration and restructuring costs	9,957	12,355
Accrued business reorganization and spin-off costs	64,647	60,336
Deferred commissions & fees	150,371	149,725
Current portion of long-term debt	3,719	2,890
Current liabilities of discontinued operations	—	147,754

Total current liabilities	630,140	799,220
Long-term debt, less current portion	3,252	2,741
Other long-term liabilities	11,141	12,619
Non-current liabilities of discontinued operations	—	2,776

Total liabilities	644,533	817,356

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued: 107,950 and 107,475 shares, respectively; outstanding: 107,023 and 106,548 shares, respectively	108	107
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	950,806	1,286,747
Accumulated other comprehensive income	14,584	14,402
Retained deficit	(593,848)	(477,980)
Treasury stock, at cost; 927 shares	(9,842)	(9,842)

Total stockholders' equity	361,813	813,439

	$1,006,346	$1,630,795

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months Ended March 31,
	2003	2002
Commissions and fees	$168,912	$181,492

Salaries and related	75,791	78,089
Office and general	43,152	40,502
Marketing and promotion	34,018	27,742
Merger and integration	—	6,973
Business reorganization, spin-off costs and other special charges	47,878	—
Amortization of intangibles	614	711

Total operating expenses	201,453	154,017

Operating income (loss)	(32,541)	27,475
Interest and other expense, net	(885)	(160)

Income (loss) from continuing operations before income taxes, minority interests and accounting change	(33,426)	27,315
Provision (benefit) for income taxes	(4,071)	9,564

Income (loss) from continuing operations before minority interests and accounting change	(29,355)	17,751
Minority interests	(535)	(67)

Income (loss) from continuing operations before accounting change	(28,820)	17,818
Loss from discontinued operations, net of tax	(87,048)	(11,515)

Income (loss) before accounting change	(115,868)	6,303
Cumulative effect of accounting change, net of tax benefit	—	(428,374)

Net loss	$(115,868)	$(422,071)

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$(0.26)	$0.15
Loss from discontinued operations, net of tax	(0.78)	(0.10)
Cumulative effect of accounting change, net of tax benefit	—	(3.85)

Net loss	$(1.04)	$(3.80)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$(0.26)	$0.15
Loss from discontinued operations, net of tax	(0.78)	(0.10)
Cumulative effect of accounting change, net of tax benefit	—	(3.74)

Net loss	$(1.04)	$(3.69)

Weighted average shares outstanding:
Basic	111,455	111,186

Diluted	111,455	114,407

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(115,868)	$(422,071)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	87,048	11,515
Cumulative effect of accounting change, net of tax benefit	—	428,374
Depreciation and amortization	7,440	9,451
Provision for doubtful accounts	4,972	2,212
Net loss on disposal and write-off of fixed assets	26,926	2,212
Non-cash compensation	970	—
Tax benefit of stock options exercised	57	1,075
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	4,029	3,452
Benefit for deferred income taxes	(4,071)	(6,536)
Minority interests	(535)	(67)
Changes in assets and liabilities, net of effects of purchases of businesses:
Decrease in accounts receivable	2,868	26,523
Decrease in work-in-process, prepaid and other	31,260	17,370
Increase (decrease) in deferred commissions & fees	646	(3,112)
Increase in accrued business reorganization and spin-off costs	4,311	—
Decrease in accounts payable and accrued liabilities	(39,421)	(75,239)
Net cash used in operating activities of discontinued operations	(23,877)	(37,100)

Total adjustments	102,623	380,130

Net cash used in operating activities	(13,245)	(41,941)

Cash flows from investing activities:
Capital expenditures	(4,371)	(4,598)
Payments for purchases of businesses and intangible assets, net of cash acquired	(5,535)	(6,248)
Net cash used in investing activities of discontinued operations	(3,848)	(9,102)

Net cash used in investing activities	(13,754)	(19,948)

Cash flows from financing activities:
Net payments on long term debt	(57)	(2,620)
Cash received from the exercise of employee stock options	255	5,082
Cash allocated (to) from Hudson Highland Group, Inc.	(14,092)	6,375
Net cash used in financing activities of discontinued operations	(638)	(4,015)

Net cash provided by (used in) financing activities	(14,532)	4,822

Effect of exchange rate changes on cash and cash equivalents	1,218	633
Net decrease in cash and cash equivalents	(40,313)	(56,434)
Cash and cash equivalents, beginning of period	165,648	302,909

Cash and cash equivalents, end of period	$125,335	$246,475

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$874	$1,227
Income taxes	$(14,639)	$13,373

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967 and formerly known as TMP Worldwide Inc., is a global provider of career solutions. The Company, through its flagship Interactive product, Monster® (www.monster.com), is the global leader in online career management. Monster Worldwide is also one of the world's largest recruitment advertising agencies through its Advertising & Communications division and the world's largest yellow pages advertising agency through its Directional Marketing division.

        On March 31, 2003, the Company completed the distribution (the "spin-off") of the common stock of Hudson Highland Group, Inc. ("HH Group"), previously reported as the eResourcing and Executive Search divisions of Monster Worldwide. The spin-off was effected by way of a pro-rata tax free dividend (the "Distribution") of the common stock of HH Group to holders of Monster Worldwide common stock on March 31, 2003. In the Distribution, Monster Worldwide's stockholders received one share of HH Group common stock for every 13 1/3 shares of Monster Worldwide common stock owned. Monster Worldwide's stockholders paid no consideration for the shares of HH Group stock they received. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented.

Basis of Presentation

        The consolidated interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle. The following table summarizes the Company's cumulative effect of accounting change recorded in the first quarter of 2002 by reporting unit:

Cumulative Effect of Accounting Change:	2002
Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Reclassifications

        Certain reclassifications of prior year amounts relating to continuing operations have been made for consistent presentation.

Recently Issued Accounting Pronouncements

        In February 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 149"), which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS 149 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 149 will not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees, Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

2. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

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

        A reconciliation of shares used in calculating basic and diluted loss per share in the accompanying consolidated statements of operations is as follows:

	March 31,
	2003		2002
Basic	111,455		111,186
Effect of assumed conversion of stock options	—	*	3,221	*

Diluted	111,455		114,407

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 16,566 and 5,671 for the three months ended March 31, 2003 and 2002, respectively. In the three months ended March 31, 2002, the Company's continuing operations reported income. As a result, certain stock options are considered to have a dilutive effect in the 2002 period.

Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, which requires certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

        On March 31, 2003, the Company completed the distribution of the common stock of Hudson Highland Group, Inc., the Company's then wholly-owned subsidiary, to its stockholders. Subsequent to this distribution, the number and the exercise price of options held by holders of options to purchase the Company's common stock, including options held by the directors and executive officers were adjusted by the Compensation Committee to reflect the economic value of the distribution by ensuring that each option has the same aggregate intrinsic value and same ratio of the exercise price to market value per share as existed prior to the distribution. Generally, each stock option was multiplied by a factor of 1.0673 and the exercise price of each stock option was multiplied by a factor of 0.9329.

        As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on the Company's operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Risk-free interest rate	3.8%	4.2%
Volatility	73.5%	73.5%
Expected life (years)	5.2	7.5

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(115,868)	$(422,071)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,041)	(15,518)

Pro forma net loss	$(125,909)	$(437,589)

Basic earnings (loss) per share:
Income (loss) from continuing operations—as reported	$(0.26)	$0.15
Income (loss) from continuing operations—pro forma	(0.35)	0.02
Net loss—as reported	(1.04)	(3.80)
Net loss—pro forma	(1.13)	(3.94)
Diluted earnings (loss) per share:
Income (loss) from continuing operations—as reported	$(0.26)	$0.15
Income (loss) from continuing operations—pro forma	(0.35)	0.02
Net loss—as reported	(1.04)	(3.69)
Net loss—pro forma	(1.13)	(3.82)

3. BUSINESS COMBINATIONS

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions initiated prior to June 30, 2001, the Company expensed merger and integration costs of $6,973 for the three months ended March 31, 2002. Of this amount $354 is for merger costs and $6,619 is for integration costs. The merger costs of $354 consist primarily of transaction related costs, including legal, accounting, tax and advisory fees. The $6,619 of integration costs consist of: (a) $1,665 for assumed lease obligations of closed facilities, (b) $3,158 for consolidation of acquired facilities and associated asset write-offs and (c) $1,796 for severance, relocations and other employee costs. There were no merger or integration costs for the three months ended March 31, 2003.

Accrued Integration and Restructuring Costs

        Pursuant to the conclusions reached by the EITF of the FASB in EITF 94-3, and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company has formulated plans to integrate the operations of its business combinations completed prior to December 31, 2002. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

        A summary of accrued integration and restructuring costs is as follows:

	Liability at December 31, 2002	Charged to Goodwill	Utilization	Liability at March 31, 2003
Assumed obligations on closed leased facilities(a)	$9,249	$(136)	$(1,797)	$7,316
Consolidation of acquired facilities(b)	2,741	(25)	(440)	2,276
Contracted lease payments exceeding current market costs(c)	348	—	—	348
Severance, relocation and other employee costs(d)	17	—	—	17

Total	$12,355	$(161)	$(2,237)	$9,957

(a)
Accrued liabilities for surplus properties relate to leased office locations of acquired companies that were either under-utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b)
Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems and other contractual arrangements with third parties.

(c)
Above market lease costs relate to the present value of contractual lease payments in excess of current market lease rates.

(d)
Estimated employee severance and related employee benefits relate to severance of terminated employees at closed locations. At March 31, 2003, the remaining accrual related to approximately three employees including administrative personnel and senior management personnel at duplicate corporate headquarters.

        The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of plans relating to purchased entities, additions to acquisition-related restructuring reserves within one year of the date of acquisition are treated as additional purchase price but costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur. Reductions to restructuring reserves established in connection with purchase business combinations are recorded as a reduction of goodwill.

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in a year may relate to the finalization of plans initiated in the prior year. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization' caption of the following table. Details of the exit plan activity comprising the company's integration and restructuring accruals as of March 31, 2003 are as follows:

For the three months ended March 31, 2003	Balance December 31, 2002	2003 Plan Additions	Change in Estimate	Utilization	Balance March 31, 2003
2000 Plans	$2,320	$—	$—	$(366)	$1,954
2001 Plans	4,348	—	(66)	(952)	3,330
2002 Plans	5,687	—	(95)	(919)	4,673

Total	$12,355	$—	$(161)	$(2,237)	$9,957

        During the three months ended March 31, 2003, the Company recorded a change in estimate to its restructuring accruals of $161, primarily related to office integration and lease costs. These reversals were recorded as a reduction to goodwill.

4. BUSINESS REORGANIZATION, SPIN-OFF COSTS AND OTHER SPECIAL CHARGES

        In the second quarter of 2002, the Company announced a reorganization initiative to streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. This reorganization program included workforce reduction, the consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily related to exit activities that are no longer part of the Company's strategic plan.

        In the fourth quarter of 2002, the Company announced further reorganization efforts related to its spin-off of Hudson Highland Group, Inc. The charge, which was recorded in the fourth quarter of 2002 and the the first quarter of 2003, consists primarily of further workforce reduction, office consolidation and related asset write-offs, professional fees and other special charges.

        As a result of the reorganization initiatives, the Company recorded business reorganization, spin-off costs and other special charges of $47,878, classified as a component of operating expenses in the three months ended March 31, 2003.

        Information relating to the Company's business reorganization and spin-off plans are as follows:

Workforce Reduction

        As a result of the reorganization efforts initiated in the second and fourth quarters of 2002, the Company has reduced its global workforce by approximately 950 employees. During the three months ended March 31, 2003, Company recorded a workforce reduction charge of $5,942, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities, Asset Disposals, Spin-off costs and Other Special Charges

        During the three months ended March 31, 2003, the Company recorded charges of $41,936 relating to consolidation of excess facilities and professional fees and other special charges. Consolidation of excess facilities includes: (a) $6,078 relating to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $25,783 related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Professional fees and other special charges were $10,075 and primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

        A summary of the business reorganization and spin-off costs is outlined as follows:

	Liability at December 31, 2002	Total Charge	Noncash Charges	Cash Payments	Liability at March 31, 2003
Workforce reduction	$13,810	$5,942	$(264)	$(9,366)	$10,122
Consolidation of excess facilities	38,636	6,078	—	(2,977)	41,737
Disposal of property and equipment	—	25,783	(25,783)	—	—
Professional fees and other	7,890	10,075	(512)	(4,665)	12,788

Total	$60,336	$47,878	$(26,559)	$(17,008)	$64,647

        The following table presents a summary of plan activity related to our business reorganization and spin-off costs for the three months ended March 31, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and spin-off costs in the Company's statement of operations. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

	Balance December 31, 2002	2003 Plan Additions	Change in Estimate	Utilization	Balance March 31, 2003
Second quarter 2002 reorganization plan	$26,371	$—	$(157)	$(4,448)	$21,766
Fourth quarter 2002 reorganization plan	33,965	48,035	—	(39,119)	42,881

Total	$60,336	$48,035	$(157)	$(43,567)	$64,647

        During the three months ended March 31, 2003, the Company recorded a change in estimate to its accrued business reorganization and spin-off costs of $157, primarily relating to future lease obligations. The reversal was recorded as a reduction to business reorganization, spin-off and other special charges.

5. FINANCING ARRANGEMENT

        The Company terminated its primary financing arrangement as of March 31, 2003. In April 2003, the Company entered into a new financing arrangement, to provide for a $100 million three year secured revolving credit facility with a group of lenders. The secured revolving credit facility replaces the Company's previous financing arrangement and will be used for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option, at the prime rate or LIBOR. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

6. COMPREHENSIVE LOSS

        For the three months ended March 31, 2003 and 2002, the Company's comprehensive loss was as follows:

	2003	2002
Net loss	$(115,868)	$(422,071)
Change in unrealized loss on forward foreign exchange contracts	—	(256)
Foreign currency translation adjustment and other	182	1,093

Comprehensive loss	$(115,686)	$(421,234)

7. DISCONTINUED OPERATIONS

        On March 31, 2003, the Company completed the spin-off of the common stock of HH Group, previously reported as the eResourcing and Executive Search divisions of Monster Worldwide. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented. The following table summarizes the impact of the spin-off on the stockholders' equity of the Company as of March 31, 2003.

		Stockholders' Equity
Balance, December 31, 2002		$813,439
Loss from continuing operations—March 31, 2003	(28,820)
Loss from discontinued operations, net of tax—March 31, 2003(a)	(87,048)

Net loss—March 31, 2003		(115,868)
Distribution of net assets of HH Group		(340,281)
Other equity transactions(b)		4,523

Balance, March 31, 2003		$361,813

(a)
Reflects a $43,034 impairment of deferred tax assets in connection with the spin-off of HH Group.

(b)
Other equity transactions that impacted stockholders equity for the three months ended March 31, 2003 include the issuance of common stock in connection with the exercise of employee stock options and related tax benefits, issuances of common stock for employee stay bonuses, issuances of common stock for 401(k) plan and the change in accumulated other comprehensive income.

        Summarized results of operations relating to HH Group (as reported in discontinued operations) for the three months ended March 31, 2003 and 2002 are as follows:

	March 31, 2003	March 31, 2002
Commissions and fees	$93,082	$109,325
Operating expenses	128,906	124,629

Operating loss	(35,824)	(15,304)
Non-operating expenses, net	(2,041)	(415)

Loss before income taxes	(37,865)	(15,719)
Provision (benefit) for income taxes(a)	49,183	(4,204)

Loss from discontinued operations, net	$(87,048)	$(11,515)

(a)
Includes $43,034 of impairment of deferred tax assets in connection with the spin-off of HH Group in the 2003 period.

8. SEGMENT AND GEOGRAPHIC DATA

      The following segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information("SFAS 131"). This standard is based on a management approach that requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles. Assets are not allocated to segments for internal reporting purposes.

        The Company operates in three business segments: Monster, Advertising & Communications, and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross-selling of its services, specifically those of Monster. Fees for products and services sold by other operating segments on behalf of Monster are included in the commissions and fees of the Monster operating segment. As a result, Monster recorded $7.7 million and $9.9 million of commissions and fees from cross-selling during the three months ended March 31, 2003 and 2002, respectively. In addition, the Company's Advertising & Communications division recognizes commissions from the agency/media relationship on the sale of Monster products to its clients. For the three months ended March 31, 2003 and 2002, these commissions were $3.0 million and $2.4 million, respectively. Prior year segment information has been restated to reflect the realignment of US Motivation, Inc. to the Company's Directional Marketing segment from the Advertising & Communications segment.

        The following is a summary of the Company's operations by business segment and by geographic region, for the three-month periods ended March 31, 2003 and 2002.

	Monster	Advertising & Communications	Directional Marketing	Total
For the three months ended March 31, 2003
Commissions & fees	$106,204	$34,211	$28,497	$168,912

Salaries & related, office & general and marketing & promotion	86,958	41,422	24,581	152,961
Business reorganization spin-off costs and other special charges	28,054	12,315	7,509	47,878
Amortization of intangibles	405	60	149	614

Total operating expenses	115,417	53,797	32,239	201,453

Operating loss	$(9,213)	$(19,586)	$(3,742)	$(32,541)

	Monster	Advertising & Communications	Directional Marketing	Total
For the three months ended March 31, 2002
Commissions & fees	$108,753	$41,051	$31,688	$181,492

Salaries & related, office & general and marketing & promotion	81,092	42,765	22,476	146,333
Merger & integration costs	228	6,676	69	6,973
Amortization of intangibles	390	75	246	711

Total operating expenses	81,710	49,516	22,791	154,017

Operating income (loss)	$27,043	$(8,465)	$8,897	$27,475

	United States	United Kingdom	Continental Europe	Other(a)	Total
For the three months ended March 31, 2003:
Commissions & fees	$126,572	$21,595	$13,795	$6,950	$168,912
Income (loss) from continuing operations before income taxes and minority interests	$(28,061)	$(2,763)	$(3,483)	$881	$(33,426)
For the three months ended March 31, 2002:
Commissions & fees	$136,655	$21,065	$17,046	$6,726	$181,492
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$24,844	$523	$2,528	$(580)	$27,315

(a)
Includes Canada and the Asia/Pacific Region (primarily Australia).

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) as of March 31, 2003, the related consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York April 28, 2003

MONSTER WORLDWIDE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our potential inability to maintain or expand the value of our brands, particularly Monster, in a cost-effective manner or at all, even if we increase spending on brand-building efforts, (ii) our need to continuously improve the performance, features, reliability and compatibility of our internet content even if the market for online recruiting and job seeking does not grow or decreases in size, (iii) our need to develop, enhance, and prevent interruption of systems that manage information such as our client and candidate databases in a cost-effective manner so that we compete effectively, (iv) our vulnerability to intellectual property infringement claims brought against us by others, (v) the risk that computer viruses delay or interrupt our systems, causing damage to our reputation or reducing our visitor traffic, or expose us to liability if we transmit them, (vi) our operation in highly competitive markets and lack of proprietary technology to inhibit competitors, which may result in reduced margins on our products and services, loss of market share, or less use of Monster, (vii) our need to manage our prior and potential future growth, which places strains on our management and operations, (viii) our need to integrate, retain the clients of, and motivate key personnel of companies we have acquired in order to benefit from our acquisitions, and our potential inability to identify, finance or consummate new acquisitions, (ix) the risk that our spin-off of HH Group will disrupt our operations or not achieve its intended benefits of enhancing our management's focus, increasing our ability to attract and retain key employees, and distinguishing our performance from HH Group to investors, (x) the historical and potential future fluctuation of our operating results, (xi) the significant impact on our business of economic fluctuations both globally and in the regions and industries where our operations are concentrated, (xii) our extensive international operations, which expose us to substantial risks of currency fluctuation and taxation by numerous jurisdictions at potentially changing rates, (xii) the risk of claims brought by our clients, candidates and their current employers with respect to our actions, against which we may not be adequately insured, (xvi) the risk that any declines in commissions and fees from our placement of recruitment advertising in traditional media are not offset by Internet advertising fees, (xvii) our dependence on key management personnel, (xviii) the significant influence held by a principal stockholder over the election of our directors and our business and affairs, (xix) certain anti-takeover provisions that could inhibit our being acquired, (xx) the potential for extreme volatility in our stock price, (xxi) our risk of liability under the Federal Trade Commission Act of 1914 and other domestic and foreign government regulation and (xxii) the risk of terrorist attacks, war or other civil disturbances in the regions where our business is concentrated. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2002 for more information.

Overview

        On March 31, 2003, we completed the distribution (the "spin-off") of the common stock of Hudson Highland Group, Inc. ("HH Group"), previously reported as our eResourcing and Executive Search divisions. The spin-off was effected by way of pro-rata tax free dividend (the "Distribution") of the common stock of HH Group to holders of our common stock on March 31, 2003. In the Distribution, our stockholders received one share of HH Group common stock for every 13 1/3 shares of our common stock owned. Our stockholders paid no consideration for the shares of HH Group stock they received. As a result of the spin-off, our financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented.

        Monster (www.monster.com), founded in 1994 as the Monster Board, was the 454th commercial website in the world and is now our flagship brand and the leading global online careers property. We believe that Monster has revolutionized the way employers and job seekers connect to one another. Through our Monster services, our clients can streamline the recruiting process and effectively manage the entire hiring process online. We believe that Monster provides one-stop-shopping for our clients' online recruiting and career management needs, and offers services that are more efficient and effective than traditional methods of human resource management. In March 2003, Monster was the 27th most visited property on the Internet, with more than 16.8 million unique visitors reported by ComScore/Media Metrix, serving over 20 million job seekers per month with job opportunities across all industries and skill levels. The Monster network's (which includes Flipdog and MonsterTRAK) resume database, which as of March 2003 contains more than 27 million resumes, assists our clients in finding qualified candidates to meet their hiring needs. The Monster global network consists of local content and language sites in 21 countries throughout North America, Europe and the Asia Pacific Region. We believe that this positions our Monster properties to take advantage of future strength in the economy and labor markets.

        We entered the recruitment advertising business in 1993 and have expanded this business worldwide through internal growth and acquisitions. We believe that when employers find it more difficult to attract qualified candidates, they will increasingly seek out agencies that can implement global, national or local recruitment strategies. Our Advertising & Communications business specializes in designing recruitment advertising campaigns for clients in high growth industries and industries with high employee turnover rates and government agencies. Furthermore, we continue to increase the amount of business that we do outside of traditional media, such as online recruitment advertising, development of employer image campaigns, creation of collateral materials, retention programs and other employee communications, and implementation of alternative recruitment programs such as job fairs, employee referral programs and campus recruiting.

        Our Directional Marketing business focuses on yellow page advertising programs for national accounts, which are clients who sell products or services in multiple markets. We entered the yellow page advertising business in 1967 and have grown to become the largest yellow page advertising agency in the world, based on gross billings. We have been able to use our 30 plus years of understanding consumers' use of yellow page directories to introduce our clients to other marketing media that facilitate a connection between consumers and our clients, such as Monstermoving (www.monstermoving.com).

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

Commissions and Fees Recognition and Work-In-Process

        Monster.    Our Monster division earns fees primarily for the placement of job postings on its website and access to its online resume database. Such website related fees are recognized over the length of the underlying agreement, typically one to twelve months. Unearned fees are reported on the balance sheet as deferred commissions and fees.

        Advertising & Communications.    Our Advertising & Communications division derives commissions and fees for job advertisements placed in newspapers, Internet career job boards such as Monster and other media, plus associated fees for supplementary services. Commissions and fees are generally recognized upon placement date for newspapers and other print media. Online media commissions are recognized when services are purchased.

        Directional Marketing.    Our Directional Marketing division derives commissions and fees primarily from the placement of advertisements in telephone directories (yellow page advertising), as well as fees from mortgage companies, real estate firms and other moving related companies through its online relocation product, Monstermoving. Commissions and fees for yellow page advertisements are recognized on the publication's closing dates. Direct operating costs incurred that relate to future commissions and fees for yellow page advertisements are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. Commissions and fees related to the division's Monstermoving product are derived primarily from advertisements placed on the website and links to advertisers' websites, and are recognized over the stated terms of the contract, typically a three to twelve month period.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated statement of operations as a cumulative effect of accounting change for the three months ended March 31, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. The write-down of goodwill shown as a cumulative effect of an accounting change in our consolidated statement of operations for the three months ended March 31, 2002 was determined using the forward-looking information that was available to us on January 1, 2002. In 2002, the Company again reviewed each reporting unit for impairment, taking into considerations the spin-off transaction and business reorganization initiatives in 2002, and no further impairment was identified. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

Long-lived Assets

        With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the three months ended March 31, 2003, we recorded a $25.8 million impairment charge as a component of business reorganization, spin off and other special charges, relating to certain software and other equipment that will no longer be utilized as designed as a direct result of the spin off transaction.

Merger, Integration, Restructuring and Business Reorganization and Spin-off Plans

        We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization and spin-off plans. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Interim Financial Reporting

        As permitted under generally accepted accounting principles, interim accounting for certain expenses, such as income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. In 2002, marketing and promotion expenses, specific to our Monster segment, were recorded for interim financial reporting purposes in proportion to actual commissions and fees as a percent of estimated annual commissions and fees for the Monster segment, and were adjusted during interim periods as our forecasts for such commissions and fees changed. Marketing and promotion expenses in the period ended March 31, 2003 have been recorded as incurred. If such expenses were recorded in accordance with the accounting policies in place in 2002, our marketing and promotion expense would have been lower by $2.6 million in the three months ended March 31, 2003.

Results of Operations

        The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, EBITDA and cash flow information (amounts in thousands).

	Three Months Ended March 31,
	2003	2002
GROSS BILLINGS(1):
Monster	$110,019	$110,089
Advertising & Communications	159,239	162,023
Directional Marketing	151,874	172,188

Total	$421,132	$444,300

COMMISSIONS AND FEES:
Monster	$106,204	$108,753
Advertising & Communications	34,211	41,051
Directional Marketing	28,497	31,688

Total	$168,912	$181,492

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Monster	96.5%	98.8%
Advertising & Communications	21.5%	25.3%
Directional Marketing	18.8%	18.4%
Total	40.1%	40.8%
EBITDA(2):
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$(33,426)	$27,315
Interest (income) expense, net	59	(270)
Minority interests	535	67
Depreciation and amortization	7,440	9,451

EBITDA	$(25,392)	$36,563

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities of continuing operations	$10,632	$(4,841)
Cash used in investing activities of continuing operations	(9,906)	(10,846)
Cash provided by (used in) financing activities of continuing operations	(13,894)	8,837
Cash used in discontinued operations	(28,363)	(50,217)
Effect of exchange rate changes on cash and cash equivalents	1,218	633

(1)
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

(2)
Earnings before interest, income taxes, depreciation and amortization. EBITDA is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures that determine our ability to borrow under our credit facility. EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP"), or as a measure of our profitability or liquidity.

  Furthermore, EBITDA as presented above, is a non-GAAP measure and may not be comparable with similarly titled measures reported by other companies.

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Consolidated gross billings and commissions and fees

        Gross billings for the three months ended March 31, 2003 were $421.1 million, a decrease of $23.2 million or 5.2% as compared to gross billings of $444.3 million for the three months ended March 31, 2002. This decrease primarily related to our Advertising & Communications and Directional Marketing divisions as a result of a challenging global economy and the timing of certain yellow page directory closing dates.

        The difficult global economic environment has had a negative impact on our commissions and fees as our clients' hiring needs and related resources diminished throughout 2002 and 2003. As a result, our total commissions and fees for the quarter ended March 31, 2003 were $168.9 million, a decrease of $12.6 million or 6.9% versus $181.5 million in 2002. The three months ended March 31, 2003 also includes a $7.0 million benefit compared to the prior year period from the weakening U.S. dollar. The decrease is primarily related to our Advertising & Communications and Directional Marketing divisions as corporate payroll and advertising budgets continued to be conservative.

Monster

        Monster contributed $106.2 million of commissions and fees for the three months ended March 31, 2003, a decrease of $2.6 million or 2.3% from the $108.8 million reported in 2002. The decrease in Monster's commissions and fees reflects a challenging global employment environment. We continue to focus on cross-selling opportunities with our other divisions and have introduced new revenue generating products and services such as Monster Government Solutions and Monster Skilled and Hourly, both in the public and private sectors. For the three months ended March 31, 2003, Monster generated $2.9 million of commissions and fees relating to new initiatives in the government channel. Also included in the 2003 commissions and fees is $4.5 million of fees earned from cross-selling with our former staffing division, now the staffing division of HH Group.

        Monster generated an operating loss of $9.2 million in the 2003 period, primarily due to business reorganization and spin-off costs of $28.1 million. This compares to $27.0 million of operating income recorded in the three months ended March 31, 2002. Excluding the business reorganization and spin-off costs and $0.2 million of merger and integration costs in 2002, Monster's operating expenses were $87.4 million, up $5.9 million from the prior year, mainly related to the timing of certain marketing costs. Marketing and promotion costs in our Monster division increased $5.6 million versus the prior year period.

Advertising & Communications

        Advertising & Communications commissions and fees were $34.2 million for the quarter ended March 31, 2003, a 16.7% decrease from the $41.1 million reported in 2002. The decrease is primarily related to the decline in newspaper job placement advertising across North America and Europe. We continue to offer new creative services such as employee communications and retention programs and other solutions to support corporate human resources departments to mitigate the effects of the declining recruitment advertising industry.

        Operating loss was $19.6 million for the three months ended March 31, 2003, compared to an operating loss of $8.5 million for the comparable 2002 period. The loss in the 2003 period is primarily a result of lower commissions and fees of $6.9 million and business reorganization and spin-off costs of $12.3 million, partially offset by our cost cutting efforts and a $6.7 million decrease in merger and integration costs.

Directional Marketing

        Directional Marketing commissions and fees were $28.5 million for the three months ended March 31, 2003, compared to the $31.7 million reported in the three months ended March 31, 2002. The decrease of 10.1% primarily reflects the timing of certain yellow page directory closings, partially offset by a $0.5 million increase in revenues related to our Monstermoving product.

        The division generated an operating loss of $3.7 million for the three months ended March 31, 2003, which includes $7.5 million of business reorganization and spin-off costs, compared to operating income of $8.9 million in the 2002 period. Operating results excluding the business reorganization and spin-off expenses decreased mainly as a result of the cyclicality in this segment's commissions and fees.

Operating expenses

        Salaries and related costs for the three months ended March 31, 2003 were $75.8 million, compared with $78.1 million for the same period in 2002. The $2.3 million decrease compared to the prior period primarily relates to the implementation of strategic cost cutting across all of our divisions in 2002 and 2003, offset by $4.2 million from the effects of a weaker U.S. dollar in the March 2003 period. In addition, our business reorganization and spin-off efforts announced in the second and fourth quarters of 2002 resulted in the termination of approximately 950 employees, thus lowering our salaries and related costs in the first quarter.

        Office and general expenses for the three months ended March 31, 2003 were $43.2 million compared with $40.5 million for the same period in 2002. The increase of $2.7 million reflects a $2.5 million increase related to the effects of a weaker U.S. dollar in the 2003 period and $2.8 million for higher bad debt provisions, offset by lower depreciation and rent expense as a result of our reorganization initiatives implemented in the second half of 2002.

        Marketing and promotion expenses increased $6.3 million to $34.0 million for the quarter ended March 31, 2003 from $27.7 million for March 31, 2002. The 22.6% increase was primarily due to the timing of marketing for our Monster products.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions initiated prior to June 30, 2001 and the integration of such companies. For the three months ended March 31, 2003, we did not incur any merger and integration costs, and we do not expect to incur any of these costs in the future. For the three months ended March 31, 2002, merger and integration expenses were $7.0 million. These expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. The decrease in the current period reflects the finalization of our integration strategies related to our pooled businesses.

        Business reorganization, spin-off costs and other special charges were $47.9 million for the three months ended March 31, 2003 and were a direct result of our spin-off transaction. The charge is primarily comprised of professional fees and other of $10.1 million incurred in the first quarter of 2003, which includes $1.8 million of bonuses paid to key employees for completing the spin-off, consolidation of excess facilities of $6.1 million, severance and related benefits of $5.9 million and disposal of fixed assets of $25.8 million relating to certain software and other equipment that will no longer be utilized as designed as a direct result of the spin-off transaction. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we will continue to monitor our cost structure.

        Amortization of intangibles was $0.6 million for the quarter ended March 31, 2003 compared to $0.7 million for the same period in 2002. The decrease relates to fully amortized intangible assets that are no longer being amortized. We expect amortization expense to remain flat throughout the course of the year.

Income Taxes

        The benefit for income taxes for the three months ended March 31, 2003 was $4.1 million on a pretax loss of $33.4 million, compared with a tax expense of $9.6 million on a pretax profit of $27.3 million for the three months ended March 31, 2002 resulting in effective tax rates of 12.2% and 35.0%, respectively. The change in our effective tax rate from the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 is primarily due to increases in non-deductible business reorganization and spin-off costs, as well as valuation allowances on tax benefits in certain tax jurisdictions. The decline was slightly offset by increased earnings in jurisdictions with higher tax rates. Excluding the after-tax effects of our business reorganization, spin-off charges and merger and integration costs of $47.9 million and $7.0 million in the 2003 and 2002 period, which were taxed at an effective tax benefit rate of 19.5% and 26.5%, respectively, our effective tax rates were 36.5% for the three months ended March 31, 2003 and 33.3% in the prior period. Our effective tax rate adjusted to exclude business reorganization and spin-off costs and merger and integration costs, increased primarily due to changes in the geographical mix of income subject to taxation.

        In each period the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, non-deductible reorganization, spin-off and other special charges, state income taxes and differences from the U.S. tax rate in foreign jurisdictions. In addition, a valuation allowance has been recorded in certain foreign jurisdictions where there is continued uncertainty of realization of tax benefits of tax loss carry-forwards.

Accounting Change

        We recorded a cumulative effect of an accounting change, net of tax benefit, related to goodwill impairment of $428.4 million in our consolidated financial statements for the three months ended March 31, 2002. The following table summarizes our cumulative effect of accounting change recorded in the first quarter of 2002 by reporting unit:

Cumulative Effect of Accounting Change (in thousands):	Three months ended March 31, 2002
Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Discontinued Operations

        In connection with our spin-off transaction, we recorded the results of operations for our staffing and search divisions as a loss from discontinued operations, net of tax. For the three months ended March 31, 2003 the loss from discontinued operations was $87.0 million, compared to $11.5 million for the comparable 2002 period. The loss from discontinued operations in the 2003 period includes approximately $43.0 million relating to the write-off of certain deferred tax assets that are no longer realizable to us as a direct result of the spin-off transaction.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. in the first quarter of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and June 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        In April 2003, we entered into a new financing arrangement with a group of lenders to provide for a $100.0 million three-year secured revolving credit facility. The secured revolving credit facility replaces our previous financing arrangement and will be used for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at our option, at the prime rate or LIBOR.

        On September 3, 2002, we announced a share repurchase program that allows us to purchase up to 5 million shares of common stock from time to time on the open market over a period of 18 months. In the third quarter 2002, we repurchased 927 thousand shares at an average price of $10.62 per share. There have not been any additional transactions since the third quarter of 2002.

        We have agreed to pay for the period of one year following the spin-off, approximately $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring and business reorganization and spin-off obligations. These payments will begin in July 2003. In addition, we have agreed to reimburse HH Group approximately $3.5 million for rebranding costs, bank fees and other miscellaneous costs, the majority of which relate to commitments prior to the spinoff.

        As of March 31, 2003, we had cash and cash equivalents totaling $125.3 million, compared to $165.6 million as of December 31, 2002. Our net use of cash of $40.3 million in the three months of March 2003, primarily related to investing and financing activities. Also contributing to our use of cash for the three months of 2003 was cash used in operations of $13.2 million, which includes $23.9 million of cash used in the discontinued operations of HH Group. Excluding cash used in the discontinued operations of HH Group, we generated cash from continuing operations of $10.6 million. Also contributing to our use of cash in the first quarter of 2003 was a decrease in accounts payable and accrued expenses of $39.4 million and payments of approximately $18.1 million relating to our merger, integration, business reorganization and spin off costs. These uses of cash were partially offset by a decrease in work-in-process and prepaid expenses of $31.3 million, which includes an income tax refund of $15.6 million. Our net loss for the period ended March 31, 2003 also includes net non-cash expenses of $40.9 million and a net loss from discontinued operations of $87.0 million. The net non-cash activity related to our spin-off of HH Group includes a $26.9 million loss on the disposal of fixed assets, of which $23.9 million relates to the impairment of a computer software system originally developed to allow the divisions of Monster Worldwide and HH Group to interact, but which will no longer be utilized as designed, as a result of the spin-off. Remaining non-cash activity relates to recurring operating activities including the provision for doubtful accounts, depreciation and amortization, deferred income tax expense, stock based compensation and minority interests.

        Cash used in investing activities was $13.8 million for the three months ended March 31, 2003 and included $4.4 million of payments for capital expenditures and $5.5 million of cash payments for purchase acquisitions, net of cash acquired. In addition, net cash used in investing activities includes a $3.9 million use of cash in the discontinued operations of HH Group.

        Cash used in financing activities was $14.5 million for the three months ended March 31, 2003, primarily as a result of $14.1 million of net cash allocated to HH Group, which represented the balance of the $40.0 million funding in connection with the spin-off transaction. Net cash used in financing activities also includes cash used relating to our discontinued operations of $0.6 million, partially offset by cash receipts of $0.3 million relating to the exercise of employee stock options. In addition, net payments on debt were $0.1 million during the quarter ended March 31, 2003.

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

        We have entered into various commitments that will affect our cash generation capabilities going forward. Particularly, we have entered into several non-cancelable operating and capital leases for our facilities worldwide. Future minimum lease payments under these commitments as of March 31, 2003 are as follows:

(in thousands)	Capital Leases	Operating Leases
Through December 31, 2003	$1,360	$19,169
2004	310	24,334
2005	206	23,657
2006	189	22,263
2007	87	21,022
Thereafter	—	80,072

	$2,152	$190,517

Recent Accounting Pronouncements

        In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 149"), which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 149 will not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of interpretation No. 45 did not have a material effect on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At March 31, 2003 the utilized portion of our five-year revolving credit agreement was approximately $14.4 million, including $7.2 million reflected as a reduction to accounts receivable and $7.2 million for standby letters of credit. This five-year revolving credit agreement was terminated as of close of business March 31, 2003 and the $7.2 million utilized amount, reflected as a reduction to accounts receivable, was repaid on April 1, 2003. During April 2003, standby letters of credit of $7.2 million were supported by a standby letter of credit issued under our new three-year revolving credit agreement. We intend to replace each individual standby letter of credit issued under the old revolving credit agreement with one issued under our new revolving credit agreement. Interest on the outstanding balance under the old revolving credit agreement was being charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and was thus subject to market risk in the form of fluctuations in interest rates. The majority of our borrowings are in the form of capitalized equipment leases and seller-financed notes. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. At March 31, 2003, the fair value of these forward foreign exchange contracts was $0.1 million resulting in a decrease in net unrealized loss of $0.6 million for the three months ended March 31, 2003. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Italy, Japan, the Netherlands, Sweden, Spain, and the United Kingdom. For the three months ended March 31, 2003, approximately 25% of our commissions and fees were earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three months ended March 31, 2003, we had a translation gain of $0.2 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Krona and the British Pound.

ITEM 4. CONTROLS AND PROCEDURES

        Monster Worldwide maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of Monster Worldwide's management, including Monster Worldwide's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide's disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide during the period in which this report was being prepared.

        There have been no significant changes in Monster Worldwide's internal controls or in other factors that could significantly affect these controls subsequent to the date Monster Worldwide completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Monster Worldwide has engaged a nationally recognized independent accounting firm to assist Monster Worldwide in evaluating its internal controls and will implement any changes to its internal controls deemed appropriate by Monster Worldwide's management and audit committee.

MONSTER WORLDWIDE, INC.

PART II
OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:
3.1	Certificate of Ownership and Merger changing the name of TMP Worldwide Inc. to Monster Worldwide, Inc., effective May 1, 2003.
4.1	Specimen Stock Certificate of Monster Worldwide, Inc.
10.1
Secured Revolving Credit Agreement, dated April 7, 2003, by and among TMP Worldwide Inc., TMP Worldwide Limited, Bartlett Scott Edgar Limited, as Borrowers, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, The Royal Bank of Scotland plc, as Syndication Agent and Fleet National Bank, as Administrative Agent.
10.2	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.
10.3	Letter Agreement, dated April 28, 2003, between TMP Worldwide Inc. and Paul Camara.
21	List of Subsidiaries of Monster Worldwide, Inc.
99.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
(i)	The Company's Current Report on Form 8-K, filed February 13, 2003, relating to the Company's announcement of its results of operations for the quarter and year ended December 31, 2002.
(ii)	The Company's Current Report on Form 8-K, filed March 17, 2003, relating to the Securities and Exchange Commission declaring effective the Form 10 Registration Statement of Hudson Highland Group, Inc.
(iii)
The Company's Current Report on Form 8-K, filed March 28, 2003, relating to the Company's furnishing of certain summary unaudited pro forma information reflecting its proposed spin-off of Hudson Highland Group, Inc.
All other items of this report are inapplicable.

  BDO Seidman, LLP ("BDO") has issued an interim review report on the interim financial statements included herein. This Quarterly Report on Form 10-Q will be incorporated by reference into Monster Worldwide's registration statements. Please note that BDO's report on such interim financial statements, however, should not be deemed a part of such registration statements and that Securities Act Section 11 liability should not extend to BDO's report.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chief Executive Officer (Principal Executive Officer)
Dated: May 14, 2003
	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (Principal Financial Officer)
Dated: May 14, 2003
	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (Principal Accounting Officer)
Dated: May 14, 2003

CERTIFICATIONS

I, Andrew J. McKelvey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monster Worldwide, Inc.;

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

Dated: May 14, 2003	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chief Executive Officer

CERTIFICATIONS

I, Michael Sileck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monster Worldwide, Inc.;

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

Dated: May 14, 2003	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer

QuickLinks

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
MONSTER WORLDWIDE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
MONSTER WORLDWIDE, INC. PART II OTHER INFORMATION
Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K