Form 10-Q
period 2003-06-30
MONSTER WORLDWIDE INC
filed 2003-08-13
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER: 000-21571

Monster Worldwide, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3906555 (IRS Employer Identification No.)
622 Third Avenue, New York, New York 10017 (Address of principal executive offices)(Zip code)
(212) 351-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of July 31, 2003, the latest practicable date.

Class	Outstanding on July 31, 2003
Common Stock	107,532,037
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX

(All other items on this report are inapplicable)

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,772	$165,648
Accounts receivable, net of allowance for doubtful accounts of $29,700 and $25,071 in 2003 and 2002, respectively	316,036	307,599
Work-in-process	21,700	20,921
Prepaid and other	56,054	90,351
Current assets of discontinued operations	—	224,027

Total current assets	512,562	808,546
Property and equipment, net	86,307	123,682
Goodwill	398,895	369,392
Intangibles, net	16,878	17,312
Other assets	21,143	29,111
Non-current assets of discontinued operations	—	282,752

	$1,035,785	$1,630,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$308,072	$331,383
Accrued expenses and other liabilities	99,937	94,777
Accrued integration and restructuring costs	7,548	12,355
Accrued business reorganization and spin-off costs	48,372	60,336
Deferred revenue	138,893	149,725
Current portion of long-term debt	3,028	2,890
Current liabilities of discontinued operations	—	147,754

Total current liabilities	605,850	799,220
Long-term debt, less current portion	15,803	2,741
Other long-term liabilities	14,296	12,619
Non-current liabilities of discontinued operations	—	2,776

Total liabilities	635,949	817,356

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: None	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued: 108,179 and 107,475 shares, respectively; outstanding: 107,252 and 106,548 shares, respectively	108	107
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	954,171	1,286,747
Accumulated other comprehensive income	39,595	14,402
Retained deficit	(584,201)	(477,980)
Treasury stock, at cost; 927 shares	(9,842)	(9,842)

Total stockholders' equity	399,836	813,439

	$1,035,785	$1,630,795

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$167,163	$177,012	$336,075	$358,504

Salaries and related	79,783	79,660	155,574	157,749
Office and general	37,792	41,510	80,944	82,012
Marketing and promotion	33,549	31,773	67,567	59,515
Merger and integration	—	(2,281)	—	4,692
Business reorganization, spin-off costs and other special charges	—	61,694	47,878	61,694
Amortization of intangibles	599	588	1,213	1,299

Total operating expenses	151,723	212,944	353,176	366,961

Operating income (loss)	15,440	(35,932)	(17,101)	(8,457)
Interest and other expense, net	(196)	(4)	(1,081)	(164)

Income (loss) from continuing operations before income taxes, minority interests and accounting change	15,244	(35,936)	(18,182)	(8,621)
Provision (benefit) for income taxes	5,719	(3,858)	1,648	5,706

Income (loss) from continuing operations before minority interests and accounting change	9,525	(32,078)	(19,830)	(14,327)
Minority interests	(589)	(985)	(1,124)	(1,052)

Income (loss) from continuing operations before accounting change	10,114	(31,093)	(18,706)	(13,275)
Loss from discontinued operations, net of tax	(467)	(44,636)	(87,515)	(56,151)

Income (loss) before accounting change	9,647	(75,729)	(106,221)	(69,426)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(428,374)

Net income (loss)	$9,647	$(75,729)	$(106,221)	$(497,800)

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.09	$(0.28)	$(0.17)	$(0.12)
Loss from discontinued operations, net of tax	—	(0.40)	(0.78)	(0.50)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.85)

Net income (loss)	$0.09	$(0.68)	$(0.95)	$(4.47)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.09	$(0.28)	$(0.17)	$(0.12)
Loss from discontinued operations, net of tax	(0.01)	(0.40)	(0.78)	(0.50)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.85)

Net income (loss)	$0.08	$(0.68)	$(0.95)	$(4.47)

Weighted average shares outstanding:
Basic	111,860	111,399	111,661	111,290
Diluted	113,636	111,399	111,661	111,290

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(106,221)	$(497,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	87,515	56,151
Cumulative effect of accounting change, net of tax benefit	—	428,374
Depreciation and amortization	13,101	18,698
Provision for doubtful accounts	8,113	3,537
Net loss on disposal and write-off of fixed assets	27,001	24,622
Non-cash compensation	1,928	—
Tax benefit of stock options exercised	295	1,523
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	4,563	3,549
Provision (benefit) for deferred income taxes	1,650	(19,635)
Minority interests	(1,124)	(1,052)
Changes in assets and liabilities, net of effects of purchases of businesses:
(Increase) decrease in accounts receivable	(16,381)	29,872
(Increase) decrease in work-in-process, prepaid and other	28,648	(15,082)
Increase (decrease) in deferred revenue	(10,832)	284
Increase (decrease) in accrued business reorganization and spin-off costs	(11,964)	39,633
Decrease in accounts payable and accrued liabilities	(31,900)	(54,707)
Net cash used in operating activities of discontinued operations	(23,877)	(73,222)

Total adjustments	76,736	442,545

Net cash used in operating activities	(29,485)	(55,255)

Cash flows from investing activities:
Capital expenditures	(7,894)	(10,097)
Payments for purchases of businesses and intangible assets, net of cash acquired	(6,315)	(10,644)
Net cash used in investing activities of discontinued operations	(3,848)	(17,161)

Net cash used in investing activities	(18,057)	(37,902)

Cash flows from financing activities:
Net borrowings on long term debt	11,802	8,134
Cash received from the exercise of employee stock options	2,061	7,118
Cash allocated to Hudson Highland Group, Inc.	(14,092)	(2,505)
Net cash used in financing activities of discontinued operations	(638)	(53,720)

Net cash used in financing activities	(867)	(40,973)

Effect of exchange rate changes on cash and cash equivalents	1,533	4,383
Net decrease in cash and cash equivalents	(46,876)	(129,747)
Cash and cash equivalents, beginning of period	165,648	302,909

Cash and cash equivalents, end of period	$118,772	$173,162

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,992	$2,469
Income taxes	$(17,982)	$14,135

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967 is the parent company of Monster®, the leading global online careers property, and Monster Government Solutions. The Company also owns TMP Worldwide, the world's largest Yellow Pages and Recruitment Advertising agency network and provider of direct marketing services. Headquartered in New York with approximately 4,500 employees in 19 countries, Monster Worldwide's clients include more than 90 of the Fortune 100 and more than 490 of the Fortune 500 companies. Monster Worldwide is a member of the S&P 500 Index.

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

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets be no longer amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle. The following table summarizes the Company's cumulative effect of accounting change recorded on January 1, 2002:

Cumulative Effect of Accounting Change:	January 1, 2002
Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Reclassifications

        Certain reclassifications of prior year amounts relating to continuing operations have been made for consistent presentation.

Recently Issued Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material effect on the Company's financial statements.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after March 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

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

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. Additionally, SFAS 148 requires disclosure of the pro-forma effect for interim periods. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

2.    EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings per Share

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, common shares issuable in accordance with employee compensation plans and upon the exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations is as follows:

(thousands of shares)	2003		2002

	Three Months Ended June 30,
Basic weighted average shares outstanding	111,860		111,399
Common stock equivalents — stock options and stock issuable under employee compensation plans	1,776	*	—	*

Diluted weighted average shares outstanding	113,636		111,399

	Six Months Ended June 30,
(thousands of shares)	2003		2002

Basic weighted average shares outstanding	111,661		111,290
Common stock equivalents — stock options and stock issuable under employee compensation plans	—	*	—	*

Diluted weighted average shares outstanding	111,661		111,290

*
Certain stock options and awards were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 13,081 and 9,063 for the three months ended June 30, 2003 and 2002, respectively and 13,083 and 7,837 for the six months ended June 30, 2003 and 2002, respectively. In the three months ended June 30, 2003, the Company's continuing operations reported income, and as a result, certain stock options are considered to have a dilutive effect in the 2003 period.

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

        On March 31, 2003, the Company completed the distribution of the common stock of HH Group, the Company's then wholly-owned subsidiary, to its stockholders. Subsequent to this distribution, the number and the exercise price of options held by holders of options to purchase the Company's common stock, including options held by the directors and executive officers were adjusted by the Compensation Committee to reflect the economic value of the distribution by ensuring that each option has the same aggregate intrinsic value and same ratio of the exercise price to market value per share as existed prior to the distribution. Generally, each stock option was multiplied by a factor of 1.0673 and the exercise price of each stock option was multiplied by a factor of 0.9329.

        As required under SFAS 123 and SFAS 148, the pro forma incremental effects of stock-based compensation on the Company's operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following:

	Three Months Ended June 30,
(weighted average assumptions)	2003	2002

Risk-free interest rate	3.9%	4.2%
Expected volatility	76.6%	73.5%
Expected life (years)	5.2	7.5
	Six Months Ended June 30,
(weighted average assumptions)	2003	2002

Risk-free interest rate	3.9%	4.2%
Expected volatility	76.6%	73.5%
Expected life (years)	5.2	7.5

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. Certain stock options issued to employees of HH Group were forfeited upon the effective date of the spin-off. For the three months ended June 30, 2003, the Company adjusted pro forma compensation expense by $3,036, as a result of a change in the number of options expected to vest, which was originally estimated at the grant date. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended June 30,
	2003	2002

Net income (loss) as reported	$9,647	$(75,729)
Add: Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,771)	(15,518)

Pro forma net income (loss)	$4,876	$(91,247)

Basic earnings (loss) per share:
Income (loss) from continuing operations — as reported	$0.09	$(0.28)
Income (loss) from continuing operations — pro forma	0.05	(0.42)
Net income (loss) — as reported	0.09	(0.68)
Net income (loss) — pro forma	0.04	(0.82)
Diluted earnings (loss) per share:
Income (loss) from continuing operations — as reported	$0.09	$(0.28)
Income (loss) from continuing operations — pro forma	0.05	(0.42)
Net income (loss) — as reported	0.08	(0.68)
Net income (loss) — pro forma	0.04	(0.82)
	Six Months Ended June 30,
	2003	2002

Net loss as reported	$(106,221)	$(497,800)
Add: Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14,812)	(31,035)

Pro forma net loss	$(121,033)	$(528,835)

Basic earnings (loss) per share:
Loss from continuing operations — as reported	$(0.17)	$(0.12)
Loss from continuing operations — pro forma	(0.30)	(0.40)
Net loss — as reported	(0.95)	(4.47)
Net loss — pro forma	(1.08)	(4.75)
Diluted earnings (loss) per share:
Loss from continuing operations — as reported	$(0.17)	$(0.12)
Loss from continuing operations — pro forma	(0.30)	(0.40)
Net loss — as reported	(0.95)	(4.47)
Net loss — pro forma	(1.08)	(4.75)

3.    BUSINESS COMBINATIONS

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions initiated prior to June 30, 2001, the Company expensed merger and integration costs of $4,692 for the six months ended June 30, 2002. Of this amount, $383 is for merger costs and $4,309 is for integration costs. The merger costs consist primarily of transaction related costs, including legal, accounting, tax and advisory fees. Integration costs consist of: (a) $1,933 for assumed lease obligations of closed facilities, (b) $474 for consolidation of acquired facilities and associated asset write-offs and (c) $1,902 for severance, relocations and other employee costs. There were no merger or integration costs for the six months ended June 30, 2003.

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

        A summary of accrued integration and restructuring costs is as follows:

	December 31, 2002	Charged to Goodwill	Utilization	June 30, 2003

Assumed obligations on closed leased facilities(a)	$9,249	$(214)	$(3,028)	$6,007
Consolidation of acquired facilities(b)	3,089	(25)	(1,523)	1,541
Severance, relocation and other employee costs	17	—	(17)	—

Total	$12,355	$(239)	$(4,568)	$7,548

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

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in a year may relate to the finalization of plans initiated in the prior year. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the company's integration and restructuring accruals as of June 30, 2003 are as follows:

	December 31, 2002	Plan Additions	Changes in Estimate	Utilization	June 30, 2003

2000 Plans	$2,320	$—	$—	$(585)	$1,735
2001 Plans	4,348	—	(82)	(2,222)	2,044
2002 Plans	5,687	—	(157)	(1,761)	3,769

Total	$12,355	$—	$(239)	$(4,568)	$7,548

        During the six months ended June 30, 2003, the Company recorded a change in estimate to its restructuring accruals of $239, primarily related to office integration and lease costs. These reversals were recorded as a reduction to goodwill.

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

        In the fourth quarter of 2002, the Company announced further reorganization efforts related to its spin-off of HH Group. The charge, which was recorded in the fourth quarter of 2002 and the first quarter of 2003, consists primarily of further workforce reduction, office consolidation and related asset write-offs, professional fees and other special charges.

        As a result of the reorganization initiatives, the Company recorded business reorganization, spin-off costs and other special charges of $47,878 and $61,694, classified as a component of operating expenses in the six months ended June 30, 2003 and 2002, respectively.

        Information relating to the Company's business reorganization and spin-off plans are as follows:

Workforce Reduction

        As a result of the reorganization efforts initiated in the second and fourth quarters of 2002, the Company has reduced its global workforce by over 1,000 employees since June 30, 2002. During the six months ended June 30, 2003 and 2002, the Company recorded a workforce reduction charge of $7,224 and $14,323, respectively, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities, Asset Disposals, Spin-off costs and Other Special Charges

        During the six months ended June 30, 2003, the Company recorded charges of $40,654 relating to consolidation of excess facilities, professional fees and other special charges. Consolidation of excess facilities includes: (a) $5,546 relating to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $25,783 related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Professional fees and other special charges were $9,325 and primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

        During the six months ended June 30, 2002, the Company recorded charges of $47,371 relating to consolidation of excess facilities, write-down of investments, professional fees and other special charges. Consolidation of excess facilities includes $26,709 related to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and a charge of $8,269 for property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for write-down of investments and loans to certain businesses that were no longer considered to be a part of Monster Worldwide's strategic plan. Professional fees and other special charges were $2,651 and primarily relate to legal costs in connection with workforce reduction.

        A summary of the business reorganization and spin-off costs is outlined as follows:

	December 31, 2002	Total Charge	Adjustments	Non-cash Charges	Cash Payments	June 30, 2003

Workforce reduction	$13,810	$7,224	$886	$(264)	$(16,113)	$5,543
Consolidation of excess facilities	38,636	5,546	(409)	—	(4,509)	39,264
Disposal of property and equipment	—	25,783	—	(25,783)	—	—
Professional fees and other	7,890	9,325	(477)	(512)	(12,661)	3,565

Total	$60,336	$47,878	$—	$(26,559)	$(33,283)	$48,372

        During the three months ended June 30, 2003 the Company finalized its 2002 plans for workforce reduction. A total of 1,031 employees were terminated under the 2002 plans, which was higher than the Company's initial estimate of 950 employees. As a result an additional charge of $886 was recorded in the quarter ended June 30, 2003. In addition, the Company evaluated its remaining business reorganization liabilities and reduced over-accruals for consolidation of excess facilities, professional fees and other expenses. The Company reevaluates its reorganization accruals at least annually, or sooner to the extent that previously estimated assumptions become known.

        The following table presents a summary of plan activity related to our business reorganization and spin-off costs for the six months ended June 30, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and spin-off costs in the Company's statement of operations. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

	Balance December 31, 2002	Plan Additions	Change in Estimate	Utilization	Balance June 30, 2003

Second Quarter 2002 Reorganization Plan	$26,371	$—	$(1,694)	$(5,019)	$19,658
Fourth Quarter 2002 Reorganization Plan	33,965	48,035	1,537	(54,823)	28,714

Total	$60,336	$48,035	$(157)	$(59,842)	$48,372

        During the six months ended June 30, 2003, the Company recorded a net change in estimate to its accrued business reorganization and spin-off costs of $157, primarily relating to future lease obligations and workforce reduction costs. In addition, the Company re-evaluated the estimated assumptions that were made in connection with each plan and as a result, reduced accruals in the Second Quarter 2002 Reorganization Plan by approximately $1,694 and increased accruals in the Fourth Quarter 2002 Reorganization Plan by $1,537 during the six months ended June 30, 2003.

5.    FINANCING ARRANGEMENT

        The Company terminated its primary financing arrangement as of March 31, 2003. In April 2003, the Company entered into a new financing arrangement, to provide for a one-hundred million dollar, three year, secured revolving credit facility with a group of lenders. The secured revolving credit facility replaces the Company's previous financing arrangement and will be used for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

6.    COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended June 30,
	2003	2002

Net income (loss)	$9,647	$(75,729)
Change in unrealized gain (loss) on forward foreign exchange contracts	(46)	728
Foreign currency translation adjustment and other	25,057	32,622

Comprehensive income (loss)	$34,658	$(42,379)

	Six Months Ended June 30,
	2003	2002

Net loss	$(106,221)	$(497,800)
Change in unrealized gain on forward foreign exchange contracts	69	472
Foreign currency translation adjustment and other	25,124	33,715

Comprehensive loss	$(81,028)	$(463,613)

7.    DISCONTINUED OPERATIONS

        On March 31, 2003, the Company completed the spin-off of the common stock of HH Group, previously reported as the eResourcing and Executive Search divisions of Monster Worldwide. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented. The following table summarizes the impact of the spin-off on the stockholders' equity of the Company as of June 30, 2003.

		Stockholders' Equity

Balance, December 31, 2002		$813,439
Loss from continuing operations—June 30, 2003	$(18,706)
Loss from discontinued operations, net of tax—June 30, 2003(a)	(87,515)

Net loss—June 30, 2003		(106,221)
Distribution of net assets of HH Group(b)		(339,495)
Other equity transactions(c)		32,113

Balance, June 30, 2003		$399,836

(a)
Reflects a $43,034 impairment of deferred tax assets in connection with the spin-off of HH Group.

(b)
During the three months ended June 30, 2003, the Company adjusted the amount of net assets distributed to HH Group by $786 due to net changes in estimated asset and liability values.

(c)
Other equity transactions that impacted stockholders equity for the six months ended June 30, 2003 include the issuance of common stock in connection with the exercise of employee stock options and related tax benefits, issuances of common stock for employee stay bonuses, issuances of common stock for 401(k) plan and the change in accumulated other comprehensive income.

        Summarized results of operations relating to HH Group (as reported in discontinued operations) for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended
	June 30, 2003(a)	June 30, 2002

Revenue	$—	$113,949

Operating expenses	667	169,087

Operating loss	(667)	(55,138)
Non-operating expenses, net	—	5

Loss before income taxes	(667)	(55,133)
Provision (benefit) for income taxes	200	(10,497)

Loss from discontinued operations, net	$(467)	$(44,636)

	Six Months Ended
	June 30, 2003	June 30, 2002

Revenue	$93,082	$223,272

Operating expenses	129,573	293,725

Operating loss	(36,491)	(70,453)
Non-operating expenses, net	(2,041)	(409)

Loss before income taxes	(38,532)	(70,862)
Provision (benefit) for income taxes(b)	48,983	(14,711)

Loss from discontinued operations, net	$(87,515)	$(56,151)

(a)
Discontinued operations, net of tax, for the three months ended June 30, 2003 includes costs that the Company is contractually obligated to pay on behalf of HH Group.

(b)
Includes $43,034 of impairment of deferred tax assets in connection with the spin-off of HH Group in the 2003 period.

        In the second quarter of 2003, the Company entered into a three-year agreement with HH Group to provide Monster services on a global basis. The agreement, which was effective as of April 1, 2003, provides HH Group with specified Monster job posting and career site hosting services, resume database access and other ancillary services.

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

        The Company operates in three business segments: Monster, Advertising & Communications, and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross selling of Monster. Products and services sold by other operating segments on behalf of Monster are recognized as revenue in the Monster operating segment. In the three months ended June 30, 2003 and 2002, Monster recognized $988 and $7,684 of revenue from cross selling. In the six months ended June 30, 2003 and 2002, Monster recognized revenue relating to cross selling of $8,715 and $17,464, respectively. Periods through March 31, 2003 include cross-selling revenue recognized by the Monster segment from the Company's discontinued eResourcing division. In addition, the Company's Advertising & Communications division recognizes revenue from its agency/media relationship with Monster on the sale of certain Monster products to its clients. Revenue recognized by the Advertising & Communications segment as a result of this relationship was $3,265 and $2,459 for the three months ended June 30, 2003 and 2002, respectively and $6,272 and $4,860, for the six months ended June 30, 2003 and 2002, respectively.

        The following is a summary of the Company's operations by business segment and by geographic region, for the three and six-month periods ended June 30, 2003 and 2002.

Three months ended June 30, 2003	Monster	Advertising & Communications	Directional Marketing	Total
Revenue	$103,128	$35,143	$28,892	$167,163

Salaries, related, office, general, marketing and promotion	83,718	40,182	27,224	151,124
Business reorganization, spin-off and other special charges	489	(550)	61	—
Amortization of intangibles	388	58	153	599

Total operating expenses	84,595	39,690	27,438	151,723

Operating income (loss)	$18,533	$(4,547)	$1,454	$15,440

Three months ended June 30, 2002	Monster	Advertising & Communications	Directional Marketing	Total
Revenue	$104,688	$45,504	$26,820	$177,012

Salaries, related, office, general, marketing and promotion	85,491	41,046	26,406	152,943
Merger and integration costs	978	(3,111)	(148)	(2,281)
Business reorganization, spin-off and other special charges	24,440	21,885	15,369	61,694
Amortization of intangibles	382	85	121	588

Total operating expenses	111,291	59,905	41,748	212,944

Operating loss	$(6,603)	$(14,401)	$(14,928)	$(35,932)

Six months ended June 30, 2003	Monster	Advertising & Communications	Directional Marketing	Total
Revenue	$209,332	$69,354	$57,389	$336,075

Salaries, related, office, general, marketing and promotion	170,676	81,603	51,806	304,085
Business reorganization, spin-off and other special charges	28,543	11,765	7,570	47,878
Amortization of intangibles	793	119	301	1,213

Total operating expenses	200,012	93,487	59,677	353,176

Operating income (loss)	$9,320	$(24,133)	$(2,288)	$(17,101)

Six months ended June 30, 2002	Monster	Advertising & Communications	Directional Marketing	Total
Revenue	$213,441	$86,555	$58,508	$358,504

Salaries, related, office, general, marketing and promotion	166,578	83,812	48,886	299,276
Merger and integration costs	1,206	3,565	(79)	4,692
Business reorganization, spin-off and other special charges	24,440	21,885	15,369	61,694
Amortization of intangibles	759	163	377	1,299

Total operating expenses	192,983	109,425	64,553	366,961

Operating income (loss)	$20,458	$(22,870)	$(6,045)	$(8,457)

	United States	United Kingdom	Continental Europe	Other (a)	Total
Three months ended June 30, 2003:
Revenue	$126,203	$20,866	$12,886	$7,208	$167,163
Income (loss) from continuing operations before income taxes and minority interests	$13,167	$432	$2,389	$(744)	$15,244
Three months ended June 30, 2002:
Revenue	$130,041	$25,034	$14,495	$7,442	$177,012
Income (loss) from continuing operations before income taxes and minority interests	$(26,227)	$650	$(8,684)	$(1,675)	$(35,936)
Six months ended June 30, 2003:
Revenue	$252,775	$42,461	$26,681	$14,158	$336,075
Income (loss) from continuing operations before income taxes and minority interests	$(14,278)	$(227)	$(2,996)	$(681)	$(18,182)
Six months ended June 30, 2002:
Revenue	$266,693	$46,100	$31,541	$14,170	$358,504
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$(1,393)	$1,275	$(6,262)	$(2,241)	$(8,621)

(a)
Comprised of Canada and the Asia/Pacific Region (primarily Australia).

9.    SUBSEQUENT EVENT

        On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz). Total revenue and net loss of the joint venture for the three and six month periods ended June 30, 2003 were $460 and $564, respectively and $804 and $1,137, respectively. Beginning August 1, 2003, the results of operations of the joint venture and associated closing costs will be reported as discontinued operations.

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) as of June 30, 2003, the related consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

BDO Seidman, LLP

New York, New York
July 28, 2003

MONSTER WORLDWIDE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, revenue, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our potential inability to maintain or expand the value of our brands, particularly Monster, in a cost-effective manner or at all, even if we increase spending on brand-building efforts, (ii) our need to continuously improve the performance, features, reliability and compatibility of our Internet content even if the market for online recruiting and job seeking does not grow or decreases in size, (iii) our need to develop, enhance, and prevent interruption of systems that manage information such as our client and candidate databases in a cost-effective manner so that we compete effectively, (iv) our vulnerability to intellectual property infringement claims brought against us by others, (v) the risk that computer viruses delay or interrupt our systems, causing damage to our reputation or reducing our visitor traffic, or expose us to liability if we transmit them, (vi) our operation in highly competitive markets and lack of proprietary technology to inhibit competitors, which may result in reduced margins on our products and services, loss of market share, or less use of Monster, (vii) our need to manage our prior and potential future growth, which places strains on our management and operations, (viii) our need to integrate, retain the clients of, and motivate key personnel of companies we have acquired in order to benefit from our acquisitions, and our potential inability to identify, finance or consummate new acquisitions, (ix) the risk that our spin-off of HH Group will disrupt our operations or not achieve its intended benefits of enhancing our management's focus, increasing our ability to attract and retain key employees, and distinguishing our performance from HH Group to investors, (x) the historical and potential future fluctuation of our operating results, (xi) the significant impact on our business of economic fluctuations both globally and in the regions and industries where our operations are concentrated, (xii) our extensive international operations, which expose us to substantial risks of currency fluctuation and taxation by numerous jurisdictions at potentially changing rates, (xii) the risk of claims brought by our clients, candidates and their current employers with respect to our actions, against which we may not be adequately insured, (xvi) the risk that any declines in revenue from our placement of recruitment advertising in traditional media are not offset by Internet advertising revenue, (xvii) our dependence on key management personnel, (xviii) the significant influence held by a principal stockholder over the election of our directors and our business and affairs, (xix) certain anti-takeover provisions that could inhibit our being acquired, (xx) the potential for extreme volatility in our stock price, (xxi) our risk of liability under the Federal Trade Commission Act of 1914 and other domestic and foreign government regulation and (xxii) the risk of terrorist attacks, war or other civil disturbances in the regions where our business is concentrated. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2002 for more information.

Overview

        Monster (www.monster.com), founded in 1994 as the Monster Board, was the 454th commercial website in the world and is now our flagship brand and the leading global online careers property. We believe that Monster has revolutionized the way employers and job seekers connect with one another. Through our Monster services, our clients can streamline and effectively manage the entire hiring process online. We believe that Monster provides one-stop-shopping for our clients' online recruiting and career management needs, and offers services that are more efficient and effective than traditional methods of human resource management. As of June 30, 2003, the Monster global network consists of local content and language sites in 21 countries throughout North America, Europe and the Asia Pacific Region.

        We entered the recruitment advertising business in 1993 and have expanded this business worldwide through organic growth and acquisitions. We believe that employers must position themselves as employers of choice, and retain the most qualified candidates. Our TMP Worldwide Advertising & Communications business specializes in designing global, national or local recruitment advertising campaigns for clients in high growth industries, industries with high employee turnover rates and government agencies. Furthermore, we continue to increase the amount of business that we do outside of traditional media, such as online recruitment advertising, development of employer branding programs, image campaigns, creation of collateral materials, retention programs and other employee communications, job fairs, employee referral programs and campus recruiting.

        The TMP Worldwide Directional Marketing business focuses on yellow page advertising programs for national accounts, which are clients who sell products or services in multiple markets. We entered the yellow page advertising business in 1967 and have grown to become the largest yellow page advertising agency in the world. We have been able to use our 35 plus years of understanding consumers' use of yellow page directories to introduce our clients to other marketing media that facilitate a connection between consumers and our clients, such as Monstermoving (www.monstermoving.com).

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

        In June 2003, Monster was the 28th most visited property on the Internet, with approximately 15.6 million unique visitors reported by ComScore/Media Metrix, serving job seekers with opportunities across all industries and skill levels. Our existing content and marketing agreements with America Online, Inc. (a unit of AOL Time Warner, Inc.) and MSN (a unit of Microsoft, Inc.) will expire on December 1, 2003 and December 31, 2003, respectively. For the six months ended June 30, 2003, we estimate that MSN and AOL together provided an average of approximately 25% of the unduplicated unique visitors that visited the Monster sites. We define an unduplicated unique visitor as one who visited only the AOL Monster co-branded site or the MSN Monster co-branded site, and did not visit any of our Monster sites. During 2003, we anticipate spending approximately 40% of our global marketing budget or approximately $50 million in connection with these agreements. Following the expiration of these agreements, we plan to redirect a large portion of this amount toward targeted, national and local marketing initiatives. We believe that this approach will enable us to more efficiently attract a targeted and more relevant audience, expand our Monster franchise and better meet the needs of Monster's customers.

Critical Accounting Policies and Items Affecting Comparability

        Quality financial reporting relies on consistent application of Company accounting policies that are based on accounting principles generally accepted in the United States. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition and Work-In-Process

        Monster.    Our Monster division earns revenue primarily for the placement of job postings on the websites of the Monster network, and access to its online resume database. Such website related revenue is recognized over the length of each underlying agreement, typically one to twelve months. Unearned revenue is reported on the balance sheet as deferred revenue.

        Advertising & Communications.    Our Advertising & Communications division derives revenue from recruitment advertisements placed in newspapers, Internet career job boards such as Monster and also earns associated revenue for supplementary services. Revenue is generally recognized based on the placement date for newspapers and other print media. Online media revenue is recognized when services are purchased.

        Directional Marketing.    Our Directional Marketing division derives revenue primarily from the placement of advertisements in telephone directories (yellow page advertising), as well as revenue from mortgage companies, real estate firms and other moving related companies through its online relocation product, Monstermoving. Revenue for yellow page advertisements is recognized on the publication's closing dates. Direct operating costs incurred that relate to future revenue for yellow page advertisements are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related revenue is recognized as income. Revenue related to the division's Monstermoving product is derived primarily from advertisements placed on the website and links to advertisers' websites, and is recognized over the stated terms of the contract, typically a three to twelve month period. Unearned revenue and advance payments by customers are reported on the balance sheet as deferred revenue.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated statement of operations as a cumulative effect of accounting change for the six months ended June 30, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. The write-down of goodwill shown as a cumulative effect of an accounting change in our consolidated statement of operations for the six months ended June 30, 2002 was determined using the forward-looking information that was available to us on January 1, 2002. In 2002, the Company again reviewed each reporting unit for impairment, taking into consideration our spin-off transaction and business reorganization initiatives in 2002, and no further impairment was identified. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

Long-lived Assets

        With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the six months ended June 30, 2003, we recorded a $25.8 million impairment charge as a component of business reorganization, spin off and other special charges, relating to certain software and other equipment that will no longer be utilized as designed, as a direct result of the spin-off transaction.

Merger, Integration, Restructuring and Business Reorganization and Spin-off Plans

        We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Contingencies

        We are subject to legal proceedings, lawsuits and other claims related to labor, service and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers.

Interim Financial Reporting

        As permitted under generally accepted accounting principles, interim accounting for certain expenses, such as income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. In 2002, marketing and promotion expenses, specific to our Monster segment, were recorded for interim financial reporting purposes in proportion to actual revenue as a percent of estimated annual revenue for the Monster segment, and were adjusted during interim periods as our forecasts for such revenue changed. Marketing and promotion expenses in the period ended June 30, 2003 have been recognized as incurred. If such expenses were recorded in accordance with the accounting policies in place in 2002, our marketing and promotion expense would have been lower by approximately $2.8 million and $5.0 million in the three and six months ended June 30, 2003.

Results of Operations

        The following table sets forth our revenue by operating segment, EBITDA from continuing operations and cash flow information (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE BY OPERATING SEGMENT:
Monster	$103,128	$104,688	$209,332	$213,441
Advertising & Communications	35,143	45,504	69,354	86,555
Directional Marketing	28,892	26,820	57,389	58,508

Total Revenue	$167,163	$177,012	$336,075	$358,504

EBITDA FROM CONTINUING OPERATIONS(1):
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$15,244	$(35,936)	$(18,182)	$(8,621)
Interest (income) expense, net	288	203	347	(67)
Minority interests	589	985	1,124	1,052
Depreciation and amortization	5,659	9,247	13,101	18,698

EBITDA From Continuing Operations	$21,780	$(25,501)	$(3,610)	$11,062

CASH FLOW INFORMATION:
Cash provided by (used in) operating activities of continuing operations	$(16,240)	$22,808	$(5,608)	$17,967
Cash used in investing activities of continuing operations	(4,303)	(9,895)	(14,209)	(20,741)
Cash provided by (used in) financing activities of continuing operations	13,665	3,910	(229)	12,747
Cash used in discontinued operations	—	(93,886)	(28,363)	(144,103)
Effect of exchange rate changes on cash and cash equivalents	315	3,750	1,533	4,383

(1)
Earnings from continuing operations before interest, income taxes, depreciation and amortization. EBITDA from continuing operations is presented to provide additional information about our ability to meet our future debt service, capital expenditures and working capital requirements and is one of the measures that determine our ability to borrow under our credit facility. EBITDA from continuing operations should not be considered in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles ("GAAP"), or as a measure of our profitability or liquidity. Furthermore, EBITDA from continuing operations as presented above, is a non-GAAP measure and may not be comparable with similarly titled measures reported by other companies.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Consolidated Revenue

        The difficult global economic environment has had a negative impact on our revenue as our clients' hiring needs and related resources diminished throughout 2002 and into 2003. As a result, our total revenue for the quarter ended June 30, 2003 was $167.2 million, a decrease of $9.8 million or 5.5% versus $177.0 million in 2002. The decrease was most evident in our Advertising & Communications division, which declined $10.4 million versus the prior year quarter as corporate payroll and advertising budgets continued to be conservative. We continue to see a migration from traditional help wanted advertising in newspapers toward online recruitment and career solutions.

Monster

        The operating results of our Monster division for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
(in thousands)
	2003	2002
Revenue	$103,128	$104,688

Salaries, related, office, general, marketing and promotion	83,718	85,491
Amortization of intangibles	388	382
Merger, integration, business reorganization, spin-off costs and other special charges	489	25,418

Total operating expenses	84,595	111,291

Operating income (loss)	$18,533	$(6,603)

        Monster contributed $103.1 million of revenue for the three months ended June 30, 2003, a decrease of $1.6 million or 1.5% from the $104.7 million reported for the comparable period in 2002. On a currency neutral basis, Monster revenue decreased 4.3% in June 2003, compared to June 2002. The decrease in Monster's revenue reflects a challenging global employment environment. We continue to focus on cross-selling opportunities with our other divisions and have introduced new revenue generating products and services in both the private and public sectors, such as Monster Government Solutions. Also, included in Monster's 2002 revenue is $4.5 million of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

        Monster generated operating income of $18.5 million in the 2003 period, compared to a $6.6 million operating loss recorded in the three months ended June 30, 2002. Excluding the merger, integration, business reorganization, spin-off costs and other special charges of $0.5 million in 2003 and $25.4 million in 2002, Monster's operating margins were 18.4% and 18.0% in the three months ended June 30, 2003 and 2002, respectively. The decrease in salaries, related, office, general, marketing and promotion of $1.8 million is mainly related to cost-cutting associated with our reorganization and spin-off efforts, offset by a $5.6 million increase related to the weakening U.S. dollar.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
(in thousands)
	2003	2002
Revenue	$35,143	$45,504

Salaries, related, office, general, marketing and promotion	40,182	41,046
Amortization of intangibles	58	85
Merger, integration, business reorganization, spin-off costs and other special charges	(550)	18,774

Total operating expenses	39,690	59,905

Operating loss	$(4,547)	$(14,401)

        Revenue in our Advertising & Communications division was $35.1 million for the quarter ended June 30, 2003, a 22.8% decrease from the $45.5 million reported in 2002. The decrease is primarily related to the decline in newspaper job placement advertising in both North America and Europe. We continue to offer new creative services such as employee communications and retention programs and other solutions to support corporate human resources departments in an attempt to mitigate the effects of the declining recruitment advertising industry. We do not anticipate that the volume of traditional recruitment advertising will return to its previous levels as we continue to see a general migration away from help-wanted advertising in newspapers, toward online career solutions.

        Operating loss was $4.5 million for the three months ended June 30, 2003, compared to an operating loss of $14.4 million for the comparable 2002 period. Excluding the benefit for merger, integration, business reorganization, spin-off costs and other special charges of $0.6 million in 2003 and the expense of $18.8 million in 2002, operating expenses decreased by $0.9 million primarily due to cost-cutting as a result of our business reorganization and spin-off initiatives undertaken in 2002 and the first quarter of 2003. The decrease in our salaries, related, office, general, marketing and promotion also was offset by a $3.0 million increase from the effects of the weakening U.S. dollar. Due to the uncertainty surrounding traditional recruitment advertising spending by our clients, we are continually monitoring the cost structure of our Advertising & Communications division.

Directional Marketing

        The operating results of our Directional Marketing segment for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,
(in thousands)
	2003	2002
Revenue	$28,892	$26,820

Salaries, related, office, general, marketing and promotion	27,224	26,406
Amortization of intangibles	153	121
Merger, integration, business reorganization, spin-off costs and other special charges	61	15,221

Total operating expenses	27,438	41,748

Operating income (loss)	$1,454	$(14,928)

        Directional Marketing revenue was $28.9 million for the three months ended June 30, 2003, compared to the $26.8 million reported in the three months ended June 30, 2002. The increase of 7.7% primarily reflects the timing of certain yellow page directory closings, and an increase of $0.7 million in revenue related to our Monstermoving product compared to the second quarter of 2002.

        The division generated operating income of $1.5 million for the three months ended June 30, 2003, compared to an operating loss of $14.9 million in the comparable 2002 period. Operating results, excluding merger, integration, business reorganization, spin-off costs and other special charges of $15.2 million in 2002, remained relatively flat compared to the prior year period.

Operating Expenses

        Salaries and related costs for the three months ended June 30, 2003 were $79.8 million, compared with $79.7 million for the same period in 2002. The $0.1 million increase compared to the prior period is primarily due to $4.3 million from the effects of a weaker U.S. dollar in the June 2003 period, offset by the implementation of cost cutting initiatives across all of our divisions in 2002 and 2003. On a currency neutral basis, salaries and related costs were down 5.0% compared to the 2002 quarter. In addition, our business reorganization and spin-off efforts announced in the second and fourth quarters of 2002 resulted in the termination of more than 1,000 employees.

        Office and general expenses for the three months ended June 30, 2003 were $37.8 million compared with $41.5 million for the same period in 2002. The decrease of $3.7 million reflects lower depreciation and rent expense as a result of our reorganization initiatives implemented in the second half of 2002, offset by a $1.9 million increase related to the effects of a weaker U.S. dollar in the 2003 period and $1.8 million for higher bad debt provisions.

        Marketing and promotion expenses increased $1.7 million to $33.5 million for the quarter ended June 30, 2003 from $31.8 million for the June 2002 quarter. The 5.6% increase was primarily due to increased advertising at Monstermoving and the timing of marketing spending for our Monster products.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions initiated prior to June 30, 2001 and the integration of such companies. Generally, these expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. For the three months ended June 30, 2003, we did not incur any merger and integration costs, and we do not expect to incur any of these costs in the future. For the three months ended June 30, 2002, merger and integration expenses resulted in a benefit of $2.3 million, due to the finalization of integration strategies related to our pooled businesses and reversals of excess reserves.

        Business reorganization, spin-off costs and other special charges reflect costs incurred as a result of our business reorganization plan initiated in the second quarter of 2002 and the spin-off of HH Group on March 31, 2003. For the three months ended June 30, 2003, we did not incur any business reorganization, spin-off costs and other special charges. For the three months ended June 30, 2002, business reorganization and other special charges were $61.7 million. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we will continue to monitor our cost structure.

Income Taxes

        The provision for income taxes for the three months ended June 30, 2003 was $5.7 million on pre-tax income of $15.2 million, compared with a benefit of $3.9 million on a pre-tax loss of $35.9 million for the three months ended June 30, 2002 resulting in effective tax rates of 37.5% and 10.7%, respectively. The change in our effective tax rate from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 is primarily due to decreased non-deductible business reorganization and spin-off costs, as well as the recording of valuation allowances on tax benefits in certain tax jurisdictions. Moreover our effective rate increased due to increased earnings in jurisdictions with higher tax rates.

        Excluding the after-tax effects of our business reorganization, spin-off charges and merger and integration costs of $59.4 million in the 2002 period, which was taxed at an effective tax benefit rate of 18.4%, our effective tax rate was 30.2% for the three months ended June 30, 2002. Our effective tax rate adjusted to exclude business reorganization and spin-off costs and merger and integration costs, increased primarily due to increased earnings in jurisdictions with higher tax rates as well as the recording of valuation allowances on tax benefits in certain tax jurisdictions.

        In each period the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, non-deductible reorganization, spin-off and other special charges, state income taxes and differences from the U.S. tax rate in foreign jurisdictions. In addition, a valuation allowance has been recorded in certain jurisdictions where there is continued uncertainty of realization of tax benefits of tax loss carry-forwards

Discontinued Operations

        In connection with our spin-off transaction, we recorded the results of operations for our staffing and search divisions as a loss from discontinued operations, net of tax. For the three months ended June 30, 2003 the loss from discontinued operations, net of income taxes, was $0.5 million, compared to $44.6 million for the comparable 2002 period. We remain obligated to pay certain costs associated with our spin-off transaction. Therefore, we expect that nominal costs will be charged against discontinued operations over the next several quarters.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Consolidated Revenue

        Total revenue for the six months ended June 30, 2003 was $336.1 million, a decrease of $22.4 million or 6.3% versus $358.5 million in the comparable 2002 period, mainly as a result of the difficult global economic environment and its effects on our clients' hiring needs. The six months ended June 30, 2003 also includes a $14.1 million benefit from strengthening foreign currencies compared to the prior year period. The decrease is primarily related to decreasing revenues in our Advertising & Communications division in North America and Europe as corporate payroll and advertising budgets continued to be conservative.

Monster

        The operating results of our Monster division for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30,
(in thousands)
	2003	2002
Revenue	$209,332	$213,441

Salaries, related, office, general, marketing and promotion	170,676	166,578
Amortization of intangibles	793	759
Merger, integration, business reorganization, spin-off costs and other special charges	28,543	25,646

Total operating expenses	200,012	192,983

Operating income	$9,320	$20,458

        Monster contributed $209.3 million of revenue for the six months ended June 30, 2003, a decrease of $4.1 million or 1.9% from the $213.4 million reported in the comparable period of 2002. The decrease in Monster's revenue reflects a challenging global employment environment. We continue to focus on cross-selling opportunities with our other divisions. In addition, we have introduced new revenue generating products and services in both the private and public sectors, such as Monster Government Solutions. Also, included in the 2002 revenue is $10.0 million of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

        Monster generated operating income of $9.3 million in the 2003 period, a decrease of $11.1 million or 54.4% from the $20.4 million recorded in the six months ended June 30, 2002. Excluding the merger, integration, business reorganization, spin-off costs and other special charges of $28.5 million and $25.6 million in 2003 and 2002, respectively, Monster's operating expenses were up $4.1 million from the prior year, mainly related to a $6.2 million increase in the timing of certain marketing costs and the effects of stronger foreign currencies, offset by savings resulting from our business reorganization and spin-off initiatives undertaken in 2002 and 2003. Excluding merger, integration, business reorganization, spin-off costs and other special charges, Monster's operating margins were 18.1% in 2003 and 21.6% in 2002.

Advertising & Communications

        The operating results of our Advertising & Communications division for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30,
(in thousands)
	2003	2002
Revenue	$69,354	$86,555

Salaries, related, office, general, marketing and promotion	81,603	83,812
Amortization of intangibles	119	163
Merger, integration, business reorganization, spin-off costs and other special charges	11,765	25,450

Total operating expenses	93,487	109,425

Operating loss	$(24,133)	$(22,870)

        Revenue in our Advertising & Communications division was $69.4 million for the six months ended June 30, 2003, a 19.9% decrease from the $86.6 million reported in the comparable period of 2002. The decrease is primarily related to the decline in newspaper job placement advertising across North America and Europe. We continue to offer new creative services such as employee communications, retention programs and other solutions to support corporate human resources departments to mitigate the effects of the declining recruitment advertising industry. We do not anticipate that the volume of traditional recruitment advertising will return to its previous levels as we continue to see a general migration away from traditional recruitment advertising toward online career solutions.

        The operating loss in our Advertising & Communications division was $24.1 million for the six months ended June 30, 2003, compared to an operating loss of $22.9 million for the comparable 2002 period. The loss in the 2003 period is primarily a result of lower revenue of $17.2 million, partially offset by our cost cutting efforts, and a $13.7 million decrease in merger, integration, business reorganization, spin-off costs and other special charges.

Directional Marketing

        The operating results of our Directional Marketing segment for the six months ended June 30, 2003 and 2002 are as follows:

(in thousands)	2003	2002
	Six Months Ended June 30,
Revenue	$57,389	$58,508

Salaries, related, office, general, marketing and promotion	51,806	48,886
Amortization of intangibles	301	377
Merger, integration, business reorganization, spin-off costs and other special charges	7,570	15,290

Total operating expenses	59,677	64,553

Operating loss	$(2,288)	$(6,045)

        Directional Marketing revenue was $57.4 million for the six months ended June 30, 2003, compared to the $58.5 million reported in the six months ended June 30, 2002. The decrease of 1.9% primarily reflects the prevailing economic conditions, offset by a $1.3 million increase in revenue related to our Monstermoving product.

        The division generated an operating loss of $2.3 million for the six months ended June 30, 2003, which includes $7.6 million of merger, integration, business reorganization, spin-off costs and other special charges, compared to an operating loss of $6.0 million in the 2002 period. Operating results excluding the merger, integration, business reorganization, spin-off costs and other special charges decreased mainly as a result of the cyclicality of yellow page publisher close dates.

Operating Expenses

        Salaries and related costs for the six months ended June 30, 2003 were $155.6 million, compared with $157.7 million for the same period in 2002. The $2.1 million decrease compared to the prior period primarily relates to our cost cutting initiatives across all of our divisions in 2002 and 2003, offset by an $8.5 million increase from the effects of a weaker U.S. dollar in the June 2003 period. In addition, our business reorganization and spin-off efforts announced in the second and fourth quarters of 2002 resulted in the termination of more than 1,000 employees, thus lowering our salaries and related costs in the first six months of 2003. On a constant currency basis, salaries and related costs were down 6.4% versus the prior year period.

        Office and general expenses for the six months ended June 30, 2003 were $80.9 million compared with $82.0 million for the same period in 2002. The decrease of $1.1 million reflects lower depreciation and rent expense as a result of our reorganization initiatives implemented in the second half of 2002 and the first quarter of 2003, offset by a $4.0 million increase related to the effects of a weaker U.S. dollar in the 2003 period and $4.6 million for higher bad debt provisions.

        Marketing and promotion expenses increased $8.1 million to $67.6 million for the six months ended June 30, 2003 from $59.5 million for June 30, 2002. The 13.5% increase was primarily due to the timing of marketing spending for our Monster products.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions initiated prior to June 30, 2001 and the integration of such companies. Generally, these expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. For the six months ended June 30, 2003, we did not incur any merger and integration costs, and we do not expect to incur any of these costs in the future. For the six months ended June 30, 2002, merger and integration expenses were $4.7 million. The decrease in the current period reflects the finalization of our integration strategies related to our pooled businesses.

        Business reorganization, spin-off costs and other special charges were $47.9 million for the six months ended June 30, 2003 and were incurred mainly as a result of our spin-off of HH Group. The charge is primarily comprised of professional fees and other expenses of $9.3 million, which includes $1.8 million of bonuses paid to key employees for completing the spin-off transaction, consolidation of excess facilities of $5.6 million, severance and related benefits of $7.2 million and disposal of fixed assets of $25.8 million mostly relating to certain software and other equipment that will no longer be utilized as designed as a direct result of the spin-off. Business reorganization and other special charges were $61.7 million for the six months ended June 30, 2002 and were primarily comprised of professional fees and other expenses of $2.7 million, consolidation of excess facilities of $26.7 million, severance and related benefits of $14.3 million and disposal of fixed assets of $8.3 million. We also incurred charges of $9.7 million for the write-down or certain investments and loans. The continued weakness in our markets has required a continued emphasis on streamlining our operations and monitoring our cost structure.

Income Taxes

        The provision for income taxes for the six months ended June 30, 2003 was $1.6 million on a pre-tax loss of $18.2 million, compared with a tax provision of $5.7 million on a pre-tax loss of $8.6 million for the six months ended June 30, 2002 resulting in effective tax rates of (9.1)% and (66.2)%, respectively. The change in our effective tax rate from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 is primarily due to decreases in non-deductible business reorganization and spin-off costs, as well as the recording of valuation allowances on tax benefits in certain tax jurisdictions. Moreover our effective rate increased due to increased earnings in jurisdictions with higher tax rates.

        Excluding the after-tax effects of our business reorganization, spin-off charges and merger and integration costs of $47.9 million and $66.4 million in the 2003 and 2002 period, which were taxed at an effective tax benefit rate of 19.4% and 19.3%, respectively, our effective tax rates were 37.0% for the six months ended June 30, 2003 and 32.1% in the six months ended June 30, 2002. Our effective tax rate adjusted to exclude business reorganization and spin-off costs and merger and integration costs, increased primarily due to the recording of valuation allowances on tax benefits in certain tax jurisdictions and increased earnings in jurisdictions with higher tax rates.

        In each period the effective tax rate differs from the U.S. Federal statutory rate of 35% due to non-deductible expenses such as certain merger costs from pooling of interests transactions, non-deductible reorganization, spin-off and other special charges, state income taxes and differences from the U.S. tax rate in foreign jurisdictions. In addition, a valuation allowance has been recorded in certain tax jurisdictions where there is continued uncertainty of realization of tax benefits of tax loss carry-forwards.

Accounting Change

        On January 1, 2002, we recorded a cumulative effect of an accounting change, net of tax benefit, related to goodwill impairment of $428.4 million in our consolidated financial statements for the six months ended June 30, 2002. The following table summarizes our cumulative effect of accounting change recorded in the first half of 2002 by reporting unit:

Cumulative Effect of Accounting Change (in thousands):	January 1, 2002

Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Discontinued Operations

        In connection with our spin-off transaction, we recorded the results of operations for our former eResourcing and Executive Search divisions as a loss from discontinued operations, net of tax. For the six months ended June 30, 2003 the loss from discontinued operations was $87.5 million, compared to $56.2 million for the comparable 2002 period. The loss from discontinued operations in the 2003 period includes approximately $43.0 million relating to the write-off of certain deferred tax assets that are no longer realizable to us as a direct result of the spin-off transaction.

Financial Condition

        Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. in the first quarter of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and June 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the spin-off of HH Group, and the integration of prior business acquisitions, we have substantial cash commitments over the next several years. As of June 30, 2003, we had $55.9 million of accrued integration and restructuring expenses and business reorganization, spin-off and other special charges, of which we estimate that $18.1 million will be paid by December 31, 2003, $12.4 million will be paid during the year ended December 31, 2004, and $25.4 million will be paid thereafter. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        In April 2003, we entered into a new financing arrangement with a group of lenders to provide for a $100.0 million three-year secured revolving credit facility. The secured revolving credit facility replaces our previous financing arrangement and is used for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at our option, at the prime rate or LIBOR.

        On September 3, 2002, we announced a share repurchase program that allows us to purchase up to 5 million shares of common stock from time to time on the open market over a period of 18 months. In the third quarter of 2002, we repurchased 927 thousand shares at an average price of $10.62 per share. There have not been any additional transactions since the third quarter of 2002.

        Following the spin-off, we have agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring and business reorganization and spin-off obligations. These quarterly payments began in July 2003. In addition, we have agreed to reimburse HH Group approximately $3.5 million for re-branding costs, bank fees and other miscellaneous costs, the majority of which relate to commitments prior to the spin-off.

Cash used in operating activities (in thousands):	Six Months Ended June 30, 2003

Cash used in operating activities	$(29,485)
Less: Cash used in operating activities of discontinued operations	(23,877)

Cash used in operating activities of continuing operations	$(5,608)

        As of June 30, 2003, we had cash and cash equivalents totaling $118.8 million, compared to $165.6 million as of December 31, 2002. Our net use of cash of $46.9 million in the six months of 2003 primarily related to operating and investing activities. Cash used in operations was $29.5 million, which includes $23.9 million of cash used in the discontinued operations of HH Group. Excluding cash used in the discontinued operations of HH Group, we used $5.6 million of cash in continuing operations. Our use of cash in operating activities of continuing operations in the first half of 2003 was primarily the result of a decrease in accounts payable and accrued expenses of $31.9 million, a decrease in deferred revenue of $10.8 million, and an increase in accounts receivable of $16.4 million. The use of cash in continuing operations also reflects payments of approximately $35.7 million relating to our merger, integration, business reorganization and spin—off costs. These uses of cash were partially offset by a decrease in work-in-process, prepaid expenses, and other of $28.6 million, which includes income tax refunds of $18.0 million. Our net loss for the period ended June 30, 2003 also includes net non-cash expenses of $55.2 million from continuing operations and a net loss from discontinued operations of $87.5 million. The net non-cash activity primarily relates to our spin-off of HH Group and includes a $27.0 million loss on the disposal of fixed assets, of which $23.9 million relates to the impairment of a computer software system originally developed to allow the divisions of Monster Worldwide and HH Group to interact, but which will no longer be utilized as designed, as a result of the spin-off. Remaining non-cash activity relates to recurring operating activities including the provision for doubtful accounts, depreciation and amortization, deferred income tax expense, stock based compensation and minority interests.

Cash used in investing activities (in thousands):	Six Months Ended June 30, 2003

Cash used in investing activities	$(18,057)
Less: Cash used in investing activities of discontinued operations	(3,848)

Cash used in investing activities of continuing operations	$(14,209)

        Cash used in investing activities was $18.1 million for the six months ended June 30, 2003 and includes $7.9 million of payments for capital expenditures and $6.3 million of cash payments for purchase acquisitions, net of cash acquired. In addition, net cash used in investing activities includes a $3.8 million use of cash in the discontinued operations of HH Group.

Cash used in financing activities (in thousands):	Six Months Ended June 30, 2003

Cash used in financing activities	$(867)
Less: Cash used in financing activities of discontinued operations	(638)

Cash used in financing activities of continuing operations	$(229)

        Cash used in financing activities was $0.9 million for the six months ended June 30, 2003, which includes $14.1 million of net cash allocated to HH Group, which represents the balance of the $40.0 million funding in connection with the spin-off transaction. Net cash used in financing activities also includes cash used relating to our discontinued operations of $0.6 million, partially offset by cash receipts of $2.1 million relating to the exercise of employee stock options. In addition, net borrowings on debt were $11.8 million during the six months ended June 30, 2003.

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

        We have entered into various commitments that will affect our cash generation capabilities going forward. Particularly, we have entered into several non-cancelable operating and capital leases for our equipment and facilities. Future minimum lease payments under these commitments as of June 30, 2003 are as follows:

(in thousands)	Capital Leases	Operating Leases

Through December 31, 2003	$1,140	$17,769
2004	1,302	33,858
2005	247	31,268
2006	109	29,117
2007	25	26,491
Thereafter	—	112,645

	$2,823	$251,148

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. Management does not believe that adoption of this statement will have a material impact on the consolidated financial statements.

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material effect on the Company's financial statements.

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

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. Additionally, SFAS 148 requires disclosure of the pro-forma effect for interim periods. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At June 30, 2003, the utilized portion of our three-year revolving credit agreement was approximately $19.9 million, including $6.6 million for outstanding letters of credit. Interest on the outstanding balance under the revolving credit agreement is being charged based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and was thus subject to market risk in the form of fluctuations in interest rates. The majority of our borrowings at June 30, 2003 were loans under the revolving credit agreement to support the working capital requirements of our European businesses. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, India, Italy, Japan, the Netherlands, Sweden, Spain, and the United Kingdom. For the six months ended June 30, 2003, approximately 25% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months ended June 30, 2003, we had a translation gain of $25.2 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Kroner and the British Pound.

ITEM 4. CONTROLS AND PROCEDURES

        Monster Worldwide maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide's management, including Monster Worldwide's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide's disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide during the period in which this report was being prepared.

        There have been no changes in Monster Worldwide's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Monster Worldwide has engaged a nationally recognized independent accounting firm to assist Monster Worldwide in evaluating its internal controls and will implement any changes to its internal controls deemed appropriate by Monster Worldwide's management and audit committee.

MONSTER WORLDWIDE, INC.
PART II
OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The annual meeting of stockholders was held on June 17, 2003.

  (b)
  The following directors were elected at the Annual Meeting and received the vote indicated:

	FOR	WITHHELD
Andrew J. McKelvey	123,937,574	17,766,950
George R. Eisele	123,940,970	17,763,554
David Stein	138,999,268	2,705,256
Michael Kaufman	136,633,262	5,071,262
John Swann	138,691,878	3,012,646
Ronald J. Kramer	136,634,937	5,069,587
John Gaulding	136,635,693	5,068,831

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

  (i)
  The Company's Current Report on Form 8-K, filed on April 8, 2003, relating to the Tax Information Statement distributed to the Company's stockholders.

  (ii)
  The Company's Current Report on Form 8-K, filed on April 11, 2003, relating to the Company's completion of the distribution of the common stock of Hudson Highland Group, Inc. on March 31, 2003.

  (iii)
  The Company's Current Report on Form 8-K, on filed April 30, 2003, relating to the Company's announcement of results of operations for the three months ended March 31, 2003.

  (iv)
  The Company's Current Report on Form 8-K, filed on May 1, 2003, relating to the Company changing its name and ticker symbol to Monster Worldwide, Inc. and "MNST", respectively.

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
Dated: August 13, 2003
	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (Principal Accounting Officer)
Dated: August 13, 2003

QuickLinks

MONSTER WORLDWIDE, INC. INDEX
PART I-FINANCIAL INFORMATION
  Item 1. Financial Statements
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (unaudited)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (unaudited)
Report of Independent Certified Public Accountants
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