Form 10-Q/A
period 2003-03-31
MONSTER WORLDWIDE INC
filed 2003-10-09
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

        The purpose of this amendment is to remove certain measures which may be considered non-GAAP financial measures pursuant to Item 10 of Regulation S-K and reclassify certain amounts to conform with current presentation.

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

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(115,868)	$(422,071)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	87,048	11,515
Cumulative effect of accounting change, net of tax benefit	—	428,374
Depreciation and amortization	7,440	9,451
Provision for doubtful accounts	4,972	2,212
Net loss on disposal and write-off of fixed assets	26,926	2,212
Non-cash compensation	970	—
Tax benefit of stock options exercised	57	1,075
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	4,029	3,452
Benefit for deferred income taxes	(4,071)	(6,536)
Minority interests	(535)	(67)
Changes in assets and liabilities, net of effects of purchases of businesses:
Decrease in accounts receivable	2,868	26,523
Decrease in work-in-process, prepaid and other	31,260	17,370
Increase (decrease) in deferred commissions & fees	646	(3,112)
Increase in accrued business reorganization and spin-off costs	4,311	—
Decrease in accounts payable and accrued liabilities	(39,421)	(75,239)
Net cash used in operating activities of discontinued operations	(23,877)	(37,100)

Total adjustments	102,623	380,130

Net cash used in operating activities	(13,245)	(41,941)

Cash flows from investing activities:
Capital expenditures	(4,371)	(4,598)
Payments for purchases of businesses and intangible assets, net of cash acquired	(5,535)	(6,248)
Net cash used in investing activities of discontinued operations	(3,848)	(9,102)

Net cash used in investing activities	(13,754)	(19,948)

Cash flows from financing activities:
Net payments on long term debt	(57)	(2,620)
Cash received from the exercise of employee stock options	255	5,082
Net cash used in financing activities of discontinued operations	(638)	(4,015)

Net cash used in financing activities	(440)	(1,553)

Effect of exchange rate changes on cash and cash equivalents	1,218	633
Net decrease in cash and cash equivalents	(26,221)	(62,809)
Net (increase) decrease in cash of discontinued operations	(14,092)	6,375
Cash and cash equivalents, beginning of period	165,648	302,909

Cash and cash equivalents, end of period	$125,335	$246,475

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$874	$1,227
Income taxes	$(14,639)	$13,373

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

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(115,868)	$(422,071)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,041)	(15,518)

Pro forma net loss	$(125,909)	$(437,589)

Basic earnings (loss) per share:
Net loss—as reported	$(1.04)	$(3.80)
Net loss—pro forma	(1.13)	(3.94)
Diluted earnings (loss) per share:
Net loss—as reported	$(1.04)	$(3.69)
Net loss—pro forma	(1.13)	(3.82)

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

(a)
Includes Canada and the Asia/Pacific Region (primarily Australia).

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) as of March 31, 2003, the related consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

MONSTER WORLDWIDE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Statements in this Quarterly Report on Form 10-Q/A concerning our business outlook or future economic performance, anticipated profitability, gross billings, commissions and fees, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our potential inability to maintain or expand the value of our brands, particularly Monster, in a cost-effective manner or at all, even if we increase spending on brand-building efforts, (ii) our need to continuously improve the performance, features, reliability and compatibility of our internet content even if the market for online recruiting and job seeking does not grow or decreases in size, (iii) our need to develop, enhance, and prevent interruption of systems that manage information such as our client and candidate databases in a cost-effective manner so that we compete effectively, (iv) our vulnerability to intellectual property infringement claims brought against us by others, (v) the risk that computer viruses delay or interrupt our systems, causing damage to our reputation or reducing our visitor traffic, or expose us to liability if we transmit them, (vi) our operation in highly competitive markets and lack of proprietary technology to inhibit competitors, which may result in reduced margins on our products and services, loss of market share, or less use of Monster, (vii) our need to manage our prior and potential future growth, which places strains on our management and operations, (viii) our need to integrate, retain the clients of, and motivate key personnel of companies we have acquired in order to benefit from our acquisitions, and our potential inability to identify, finance or consummate new acquisitions, (ix) the risk that our spin-off of HH Group will disrupt our operations or not achieve its intended benefits of enhancing our management's focus, increasing our ability to attract and retain key employees, and distinguishing our performance from HH Group to investors, (x) the historical and potential future fluctuation of our operating results, (xi) the significant impact on our business of economic fluctuations both globally and in the regions and industries where our operations are concentrated, (xii) our extensive international operations, which expose us to substantial risks of currency fluctuation and taxation by numerous jurisdictions at potentially changing rates, (xii) the risk of claims brought by our clients, candidates and their current employers with respect to our actions, against which we may not be adequately insured, (xvi) the risk that any declines in commissions and fees from our placement of recruitment advertising in traditional media are not offset by Internet advertising fees, (xvii) our dependence on key management personnel, (xviii) the significant influence held by a principal stockholder over the election of our directors and our business and affairs, (xix) certain anti-takeover provisions that could inhibit our being acquired, (xx) the potential for extreme volatility in our stock price, (xxi) our risk of liability under the Federal Trade Commission Act of 1914 and other domestic and foreign government regulation and (xxii) the risk of terrorist attacks, war or other civil disturbances in the regions where our business is concentrated. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2002 for more information.

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

Results of Operations

        The following table sets forth our gross billings, commissions and fees, commissions and fees as a percentage of gross billings, other data and cash flow information (amounts in thousands).

	Three Months Ended March 31,
	2003	2002
GROSS BILLINGS(1):
Monster	$110,019	$110,089
Advertising & Communications	159,239	162,023
Directional Marketing	151,874	172,188

Total	$421,132	$444,300

COMMISSIONS AND FEES:
Monster	$106,204	$108,753
Advertising & Communications	34,211	41,051
Directional Marketing	28,497	31,688

Total	$168,912	$181,492

COMMISSIONS AND FEES AS A PERCENTAGE OF GROSS BILLINGS:
Monster	96.5%	98.8%
Advertising & Communications	21.5%	25.3%
Directional Marketing	18.8%	18.4%
Total	40.1%	40.8%
OTHER DATA:
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$(33,426)	$27,315
Interest (income) expense, net	59	(270)
Minority interests	535	67
Depreciation and amortization	7,440	9,451
CASH FLOW INFORMATION:
Cash provided by (used in) operating activities of continuing operations	$10,632	$(4,841)
Cash used in investing activities of continuing operations	(9,906)	(10,846)
Cash provided by financing activities of continuing operations	198	2,462
Cash used in discontinued operations	(28,363)	(50,217)
Effect of exchange rate changes on cash and cash equivalents	1,218	633

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

        As of March 31, 2003, we had cash and cash equivalents totaling $125.3 million, compared to $165.6 million as of December 31, 2002. Our net use of cash of $26.2 million in the three months of March 2003, primarily related to operating and investing activities. For the three months of 2003, cash used in operations was $13.2 million, which includes $23.9 million of cash used in the discontinued operations of HH Group. Excluding cash used in the discontinued operations of HH Group, we generated cash from continuing operations of $10.6 million. Also contributing to our use of cash in the first quarter of 2003 was a decrease in accounts payable and accrued expenses of $39.4 million and payments of approximately $18.1 million relating to our merger, integration, business reorganization and spin off costs. These uses of cash were partially offset by a decrease in work-in-process and prepaid expenses of $31.3 million, which includes an income tax refund of $15.6 million. Our net loss for the period ended March 31, 2003 also includes net non-cash expenses of $40.9 million and a net loss from discontinued operations of $87.0 million. The net non-cash activity related to our spin-off of HH Group includes a $26.9 million loss on the disposal of fixed assets, of which $23.9 million relates to the impairment of a computer software system originally developed to allow the divisions of Monster Worldwide and HH Group to interact, but which will no longer be utilized as designed, as a result of the spin-off. Remaining non-cash activity relates to recurring operating activities including the provision for doubtful accounts, depreciation and amortization, deferred income tax expense, stock based compensation and minority interests.

        Cash used in investing activities was $13.8 million for the three months ended March 31, 2003 and included $4.4 million of payments for capital expenditures and $5.5 million of cash payments for purchase acquisitions, net of cash acquired. In addition, net cash used in investing activities includes a $3.9 million use of cash in the discontinued operations of HH Group.

        Cash used in financing activities was $0.4 million for the three months ended March 31, 2003, primarily as a result of cash used relating to our discontinued operations of $0.6 million, partially offset by cash receipts of $0.3 million relating to the exercise of employee stock options. In addition, net payments on debt were $0.1 million during the quarter ended March 31, 2003.

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

MONSTER WORLDWIDE, INC.

PART II
OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:
3.1	Certificate of Ownership and Merger changing the name of TMP Worldwide Inc. to Monster Worldwide, Inc., effective May 1, 2003.*
4.1	Specimen Stock Certificate of Monster Worldwide, Inc.*
10.1
Secured Revolving Credit Agreement, dated April 7, 2003, by and among TMP Worldwide Inc., TMP Worldwide Limited, Bartlett Scott Edgar Limited, as Borrowers, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, The Royal Bank of Scotland plc, as Syndication Agent and Fleet National Bank, as Administrative Agent.*
10.2	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.*
10.3	Letter Agreement, dated April 28, 2003, between TMP Worldwide Inc. and Paul Camara.*
15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
21	List of Subsidiaries of Monster Worldwide, Inc.*
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
(i)	The Company's Current Report on Form 8-K, filed February 13, 2003, relating to the Company's announcement of its results of operations for the quarter and year ended December 31, 2002.
(ii)	The Company's Current Report on Form 8-K, filed March 17, 2003, relating to the Securities and Exchange Commission declaring effective the Form 10 Registration Statement of Hudson Highland Group, Inc.
(iii)
The Company's Current Report on Form 8-K, filed March 28, 2003, relating to the Company's furnishing of certain summary unaudited pro forma information reflecting its proposed spin-off of Hudson Highland Group, Inc.
All other items of this report are inapplicable.

  *
  Previously filed.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chief Executive Officer (Principal Executive Officer)
Dated: October 9, 2003
	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (Principal Financial Officer)
Dated: October 9, 2003
	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (Principal Accounting Officer)
Dated: October 9, 2003

QuickLinks

EXPLANATORY NOTE
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