Form 10-Q/A
period 2003-06-30
MONSTER WORLDWIDE INC
filed 2003-10-09
CIK 1020416

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

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(106,221)	$(497,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	87,515	56,151
Cumulative effect of accounting change, net of tax benefit	—	428,374
Depreciation and amortization	13,101	18,698
Provision for doubtful accounts	8,113	3,537
Net loss on disposal and write-off of fixed assets	27,001	24,622
Non-cash compensation	1,928	—
Tax benefit of stock options exercised	295	1,523
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	4,563	3,549
Provision (benefit) for deferred income taxes	1,650	(19,635)
Minority interests	(1,124)	(1,052)
Changes in assets and liabilities, net of effects of purchases of businesses:
(Increase) decrease in accounts receivable	(16,381)	29,872
(Increase) decrease in work-in-process, prepaid and other	28,648	(15,082)
Increase (decrease) in deferred revenue	(10,832)	284
Increase (decrease) in accrued business reorganization and spin-off costs	(11,964)	39,633
Decrease in accounts payable and accrued liabilities	(31,900)	(54,707)
Net cash used in operating activities of discontinued operations	(23,877)	(73,222)

Total adjustments	76,736	442,545

Net cash used in operating activities	(29,485)	(55,255)

Cash flows from investing activities:
Capital expenditures	(7,894)	(10,097)
Payments for purchases of businesses and intangible assets, net of cash acquired	(6,315)	(10,644)
Net cash used in investing activities of discontinued operations	(3,848)	(17,161)

Net cash used in investing activities	(18,057)	(37,902)

Cash flows from financing activities:
Net borrowings on long term debt	11,802	8,134
Cash received from the exercise of employee stock options	2,061	7,118
Net cash used in financing activities of discontinued operations	(638)	(53,720)

Net cash provided by (used in) financing activities	13,225	(38,468)

Effect of exchange rate changes on cash and cash equivalents	1,533	4,383
Net decrease in cash and cash equivalents	(32,784)	(127,242)
Net increase in cash of discontinued operations	(14,092)	(2,505)
Cash and cash equivalents, beginning of period	165,648	302,909

Cash and cash equivalents, end of period	$118,772	$173,162

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,992	$2,469
Income taxes	$(17,982)	$14,135

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

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's financial statements.

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

	Three Months Ended June 30,
	2003	2002

Net income (loss) as reported	$9,647	$(75,729)
Add: Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,771)	(15,518)

Pro forma net income (loss)	$4,876	$(91,247)

Basic earnings (loss) per share:
Net income (loss) — as reported	$0.09	$(0.68)
Net income (loss) — pro forma	0.04	(0.82)
Diluted earnings (loss) per share:
Net income (loss) — as reported	$0.08	$(0.68)
Net income (loss) — pro forma	0.04	(0.82)
	Six Months Ended June 30,
	2003	2002

Net loss as reported	$(106,221)	$(497,800)
Add: Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14,812)	(31,035)

Pro forma net loss	$(121,033)	$(528,835)

Basic earnings (loss) per share:
Net loss — as reported	$(0.95)	$(4.47)
Net loss — pro forma	(1.08)	(4.75)
Diluted earnings (loss) per share:
Net loss — as reported	$(0.95)	$(4.47)
Net loss — pro forma	(1.08)	(4.75)

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

        Information relating to the Company's business reorganization and spin-off plans are as follows:

Workforce Reduction

        As a result of the reorganization efforts initiated in the second and fourth quarters of 2002, the Company has reduced its global workforce by over 1,000 employees since June 30, 2002. During the six months ended June 30, 2003 and 2002, the Company recorded a workforce reduction charge of $8,110 and $14,323, respectively, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities, Asset Disposals, Spin-off costs and Other Special Charges

        During the six months ended June 30, 2003, the Company recorded charges of $39,768 relating to consolidation of excess facilities, professional fees and other special charges. Consolidation of excess facilities includes: (a) $5,137 relating to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $25,783 related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Professional fees and other special charges were $8,848 and primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

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

        A summary of the business reorganization and spin-off costs is outlined as follows:

	December 31, 2002	Total Charge	Adjustments	Non-cash Charges	Cash Payments	June 30, 2003

Workforce reduction	$13,810	$5,942	$2,168	$(264)	$(16,113)	$5,543
Consolidation of excess facilities	38,636	6,078	(941)	—	(4,509)	39,264
Disposal of property and equipment	—	25,783	—	(25,783)	—	—
Professional fees and other	7,890	10,075	(1,227)	(512)	(12,661)	3,565

Total	$60,336	$47,878	$—	$(26,559)	$(33,283)	$48,372

        During the three months ended June 30, 2003 the Company finalized its 2002 plans for workforce reduction. A total of 1,031 employees were terminated under the 2002 plans, which was higher than the Company's initial estimate of 950 employees. As a result an additional charge of $2,168 was recorded in the quarter ended June 30, 2003. In addition, the Company evaluated its remaining business reorganization liabilities and reduced over-accruals for consolidation of excess facilities, professional fees and other expenses. The Company reevaluates its reorganization accruals at least annually, or sooner to the extent that previously estimated assumptions become known.

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

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) as of June 30, 2003, the related consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

MONSTER WORLDWIDE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Statements in this Quarterly Report on Form 10-Q/A concerning our business outlook or future economic performance, anticipated profitability, revenue, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our potential inability to maintain or expand the value of our brands, particularly Monster, in a cost-effective manner or at all, even if we increase spending on brand-building efforts, (ii) our need to continuously improve the performance, features, reliability and compatibility of our Internet content even if the market for online recruiting and job seeking does not grow or decreases in size, (iii) our need to develop, enhance, and prevent interruption of systems that manage information such as our client and candidate databases in a cost-effective manner so that we compete effectively, (iv) our vulnerability to intellectual property infringement claims brought against us by others, (v) the risk that computer viruses delay or interrupt our systems, causing damage to our reputation or reducing our visitor traffic, or expose us to liability if we transmit them, (vi) our operation in highly competitive markets and lack of proprietary technology to inhibit competitors, which may result in reduced margins on our products and services, loss of market share, or less use of Monster, (vii) our need to manage our prior and potential future growth, which places strains on our management and operations, (viii) our need to integrate, retain the clients of, and motivate key personnel of companies we have acquired in order to benefit from our acquisitions, and our potential inability to identify, finance or consummate new acquisitions, (ix) the risk that our spin-off of HH Group will disrupt our operations or not achieve its intended benefits of enhancing our management's focus, increasing our ability to attract and retain key employees, and distinguishing our performance from HH Group to investors, (x) the historical and potential future fluctuation of our operating results, (xi) the significant impact on our business of economic fluctuations both globally and in the regions and industries where our operations are concentrated, (xii) our extensive international operations, which expose us to substantial risks of currency fluctuation and taxation by numerous jurisdictions at potentially changing rates, (xii) the risk of claims brought by our clients, candidates and their current employers with respect to our actions, against which we may not be adequately insured, (xvi) the risk that any declines in revenue from our placement of recruitment advertising in traditional media are not offset by Internet advertising revenue, (xvii) our dependence on key management personnel, (xviii) the significant influence held by a principal stockholder over the election of our directors and our business and affairs, (xix) certain anti-takeover provisions that could inhibit our being acquired, (xx) the potential for extreme volatility in our stock price, (xxi) our risk of liability under the Federal Trade Commission Act of 1914 and other domestic and foreign government regulation and (xxii) the risk of terrorist attacks, war or other civil disturbances in the regions where our business is concentrated. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2002 for more information.

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

Results of Operations

        The following table sets forth our revenue by operating segment, other data and cash flow information (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE BY OPERATING SEGMENT:
Monster	$103,128	$104,688	$209,332	$213,441
Advertising & Communications	35,143	45,504	69,354	86,555
Directional Marketing	28,892	26,820	57,389	58,508

Total Revenue	$167,163	$177,012	$336,075	$358,504

OTHER DATA:
Income (loss) from continuing operations before income taxes, minority interests and accounting change	$15,244	$(35,936)	$(18,182)	$(8,621)
Interest (income) expense, net	288	203	347	(67)
Minority interests	589	985	1,124	1,052
Depreciation and amortization	5,659	9,247	13,101	18,698
CASH FLOW INFORMATION:
Cash provided by (used in) operating activities of continuing operations	$(16,240)	$22,808	$(5,608)	$17,967
Cash used in investing activities of continuing operations	(4,303)	(9,895)	(14,209)	(20,741)
Cash provided by financing activities of continuing operations	13,665	12,790	13,863	15,252
Cash used in discontinued operations	—	(93,886)	(28,363)	(144,103)
Effect of exchange rate changes on cash and cash equivalents	315	3,750	1,533	4,383

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

        Operating loss was $4.5 million for the three months ended June 30, 2003, compared to an operating loss of $14.4 million for the comparable 2002 period. The decrease in our salaries, related, office, general, marketing and promotion was offset by a $3.0 million increase from the effects of the weakening U.S. dollar. Due to the uncertainty surrounding traditional recruitment advertising spending by our clients, we are continually monitoring the cost structure of our Advertising & Communications division.

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

        The division generated operating income of $1.5 million for the three months ended June 30, 2003, compared to an operating loss of $14.9 million in the comparable 2002 period. Operating results improved primarily as a result of lower merger, integration, business reorganization, spin-off costs and other special charges of $15.2 million in 2003.

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

        As of June 30, 2003, we had cash and cash equivalents totaling $118.8 million, compared to $165.6 million as of December 31, 2002. Our net use of cash of $46.8 million in the six months of 2003 primarily related to operating and investing activities. Cash used in operations was $29.5 million, which includes $23.9 million of cash used in the discontinued operations of HH Group. Excluding cash used in the discontinued operations of HH Group, we used $5.6 million of cash in continuing operations. Our use of cash in operating activities of continuing operations in the first half of 2003 was primarily the result of a decrease in accounts payable and accrued expenses of $31.9 million, a decrease in deferred revenue of $10.8 million, and an increase in accounts receivable of $16.4 million. The use of cash in continuing operations also reflects payments of approximately $35.7 million relating to our merger, integration, business reorganization and spin—off costs. These uses of cash were partially offset by a decrease in work-in-process, prepaid expenses, and other of $28.6 million, which includes income tax refunds of $18.0 million. Our net loss for the period ended June 30, 2003 also includes net non-cash expenses of $55.2 million from continuing operations and a net loss from discontinued operations of $87.5 million. The net non-cash activity primarily relates to our spin-off of HH Group and includes a $27.0 million loss on the disposal of fixed assets, of which $23.9 million relates to the impairment of a computer software system originally developed to allow the divisions of Monster Worldwide and HH Group to interact, but which will no longer be utilized as designed, as a result of the spin-off. Remaining non-cash activity relates to recurring operating activities including the provision for doubtful accounts, depreciation and amortization, deferred income tax expense, stock based compensation and minority interests.

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

Cash provided by financing activities (in thousands):	Six Months Ended June 30, 2003

Cash provided by financing activities	$13,863
Less: Cash used in financing activities of discontinued operations	(638)

Cash provided by financing activities of continuing operations	$13,225

        Cash provided by financing activities was $13.2 million for the six months ended June 30, 2003, and includes cash used relating to our discontinued operations of $0.6 million, partially offset by cash receipts of $2.1 million relating to the exercise of employee stock options. In addition, net borrowings on debt were $11.8 million during the six months ended June 30, 2003.

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

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's financial statements.

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

MONSTER WORLDWIDE, INC.
PART II
OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The annual meeting of stockholders was held on June 17, 2003.

  (b)
  The following directors were elected at the Annual Meeting and received the vote indicated:

	FOR	WITHHELD
Andrew J. McKelvey	123,937,574	17,766,950
George R. Eisele	123,940,970	17,763,554
David Stein	138,999,268	2,705,256
Michael Kaufman	136,633,262	5,071,262
John Swann	138,691,878	3,012,646
Ronald J. Kramer	136,634,937	5,069,587
John Gaulding	136,635,693	5,068,831

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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