Form 10-Q
period 2003-09-30
MONSTER WORLDWIDE INC
filed 2003-11-14
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of October 31, 2003, the latest practicable date.

Class	Outstanding on October 31, 2003
Common Stock	108,003,676
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX

(All other items on this report are inapplicable)

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

        MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,115	$165,648
Accounts receivable, net of allowance for doubtful accounts of $29,402 and $25,006 in 2003 and 2002, respectively	343,900	306,773
Work-in-process	19,714	20,921
Prepaid and other	51,021	90,191
Current assets of discontinued operation	—	225,013

Total current assets	532,750	808,546
Property and equipment, net	87,420	123,502
Goodwill	406,851	369,392
Intangibles, net	16,428	17,312
Other assets	14,918	21,746
Non-current assets of discontinued operations	—	290,297

	$1,058,367	$1,630,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$314,339	$331,383
Accrued expenses and other liabilities	110,135	94,184
Accrued integration and restructuring costs	7,373	12,355
Accrued business reorganization and spin-off costs	39,322	60,000
Deferred revenue	144,024	149,366
Current portion of long-term debt	4,088	2,890
Current liabilities of discontinued operations	—	149,042

Total current liabilities	619,281	799,220
Long-term debt, less current portion	2,217	2,741
Other long-term liabilities	7,985	9,219
Non-current liabilities of discontinued operations	—	6,176

Total liabilities	629,483	817,356

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 800 shares; issued and outstanding: None	—	—
Common stock, $0.001 par value, authorized 1,500,000 shares; issued: 108,835 and 107,475 shares, respectively; outstanding: 107,908 and 106,548 shares, respectively	108	107
Class B common stock, $0.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	971,352	1,286,747
Accumulated other comprehensive income	39,237	14,402
Retained deficit	(571,976)	(477,980)
Treasury stock, at cost; 927 shares	(9,842)	(9,842)

Total stockholders' equity	428,884	813,439

	$1,058,367	$1,630,795

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$173,650	$178,891	$508,862	$536,149

Salaries and related	82,620	77,453	236,765	234,262
Office and general	39,810	35,762	120,041	117,054
Marketing and promotion	30,432	37,271	96,907	96,272
Merger and integration	—	—	—	4,692
Business reorganization, spin-off costs and other special charges	—	2,190	47,922	63,126
Amortization of intangibles	603	564	1,815	1,863

Total operating expenses	153,465	153,240	503,450	517,269

Operating income	20,185	25,651	5,412	18,880
Interest and other income (expense), net	36	347	(834)	486

Income from continuing operations before income taxes and accounting change	20,221	25,998	4,578	19,366
Income taxes	7,337	8,033	9,827	13,972

Income (loss) from continuing operations before accounting change	12,884	17,965	(5,249)	5,394
Loss from discontinued operations, net of tax	(661)	(3,962)	(88,747)	(60,817)

Income (loss) before accounting change	12,223	14,003	(93,996)	(55,423)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(428,374)

Net income (loss)	$12,223	$14,003	$(93,996)	$(483,797)

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.11	$0.16	$(0.05)	$0.05
Loss from discontinued operations, net of tax	—	(0.03)	(0.79)	(0.55)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.85)

Net income (loss)	$0.11	$0.13	$(0.84)	$(4.35)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.11	$0.16	$(0.05)	$0.05
Loss from discontinued operations, net of tax	—	(0.04)	(0.79)	(0.54)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.79)

Net income (loss)	$0.11	$0.12	$(0.84)	$(4.28)

Weighted average shares outstanding:
Basic	112,342	111,519	111,887	111,367
Diluted	115,249	112,076	111,887	113,103

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(93,996)	$(483,797)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	88,747	60,817
Cumulative effect of accounting change, net of tax benefit	—	428,374
Depreciation and amortization	20,343	27,893
Provision for doubtful accounts	11,480	4,467
Net loss on write-off of other assets	—	9,742
Net loss on disposal and write-off of fixed assets	27,057	14,785
Non-cash compensation	2,796	—
Tax benefit of stock options exercised	1,100	1,508
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	5,433	7,336
Provision (benefit) for deferred income taxes	9,028	(6,194)
Minority interests and other	54	(688)
Changes in assets and liabilities, net of effects of purchases of businesses:
(Increase) decrease in accounts receivable	(48,438)	17,456
Decrease in work-in-process, prepaid and other	33,434	8,262
Decrease in deferred revenue	(6,449)	(10,482)
Increase (decrease) in accrued business reorganization and spin-off costs	(20,678)	32,530
Decrease in accounts payable and accrued liabilities	(21,824)	(40,297)
Net cash used in operating activities of discontinued operations	(24,288)	(96,673)

Total adjustments	77,795	458,836

Net cash used in operating activities	(16,201)	(24,961)

Cash flows from investing activities:
Capital expenditures	(14,293)	(30,403)
Payments for purchases of businesses and intangible assets, net of cash acquired	(9,116)	(15,000)
Net cash used in investing activities of discontinued operations	(3,918)	(14,408)

Net cash used in investing activities	(27,327)	(59,811)

Cash flows from financing activities:
Net payments on long term debt	(3,112)	(10,435)
Cash received from the exercise of employee stock options	12,123	7,230
Cash funded to Hudson Highland Group, Inc.	(40,000)	—
Payments for treasury stock	—	(9,842)
Net cash used in financing activities of discontinued operations	(638)	(47,540)

Net cash used in financing activities	(31,627)	(60,587)

Effect of exchange rate changes on cash and cash equivalents	1,714	4,679
Net decrease in cash and cash equivalents	(73,441)	(140,680)
Cash and cash equivalents, beginning of period—continuing operations	165,648	302,909
Cash and cash equivalents, beginning of period—discontinued operations	25,908	37,672

Cash and cash equivalents, end of period	$118,115	$199,901

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,697	$5,278
Income taxes	$(17,375)	$17,029

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967 operates Monster®, the leading global online careers property. The Company also owns TMP Worldwide, the world's largest Yellow Pages and one of the worlds largest Recruitment Advertising agency networks and provider of direct marketing services.

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

        On August 1, 2003, the Company and Ninemsn terminated their joint venture (the "JV") arrangement in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website. As a result of the termination of the JV, the Company's financial statements have been reclassified to reflect the JV as discontinued operations for all periods presented.

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

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Current Report on form 8-K that was filed on October 9, 2003. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

        Cash and cash equivalents, which consist primarily of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less as cash equivalents. Outstanding checks in excess of cash account balances of $70,241 and $83,551 as of September 30, 2003 and December 31, 2002, respectively, were included in accounts payable on the Company's consolidated balance sheet. Outstanding checks in excess of account balances typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period.

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets no longer be amortized but tested for impairment on an annual basis, or more frequently if circumstances warrant. The provisions of the standard also require the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle. The following table summarizes the Company's cumulative effect of accounting change recorded on January 1, 2002:

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

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with certain provisions becoming effective in the fourth quarter of 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring ("EITF 94-3"). The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. Additionally, SFAS 148 requires disclosure of the pro-forma effect for interim periods. The Company intends to continue to account for employee stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

2. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings per Share

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects common shares issuable in accordance with employee compensation plans and upon the exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating basic and diluted earnings (loss) per share in the accompanying consolidated statements of operations is as follows:

	Three Months Ended September 30,
(thousands of shares)	2003		2002

Basic weighted average shares outstanding	112,342		111,519
Common stock equivalents — stock options and stock issuable under employee compensation plans	2,907	*	557	*

Diluted weighted average shares outstanding	115,249		112,076

	Nine Months Ended September 30,
(thousands of shares)	2003		2002

Basic weighted average shares outstanding	111,887		111,367
Common stock equivalents — stock options and stock issuable under employee compensation plans	—	*	1,736	*

Diluted weighted average shares outstanding	111,887		113,103

*
Certain stock options and awards were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 7,591 and 16,563 for the three months ended September 30, 2003 and 2002, respectively and 12,359 and 18,881 for the nine months ended September 30, 2003 and 2002, respectively. The Company's continuing operations reported income in the three months ended September 30, 2003 and 2002, respectively and the nine months ended September 30, 2002. As a result, certain stock options are considered to have a dilutive effect in these periods.

Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with APB No. 25. Under APB No. 25, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense related to stock options recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, which requires certain financial statement disclosures, including pro forma operating results as if the Company had prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock- based compensation.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-

Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company's employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company's employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company's estimate of the fair value of those options, in the Company's opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company's employee options.

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

        As required under SFAS 123 and SFAS 148, the pro forma incremental effects of stock-based compensation on the Company's operating results and per share data have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following:

	Three Months Ended September 30,
(weighted average assumptions)	2003	2002

Risk-free interest rate	3.9%	4.2%
Expected volatility	61.2%	73.5%
Expected life (years)	5.2	7.5
	Nine Months Ended September 30,
(weighted average assumptions)	2003	2002

Risk-free interest rate	3.9%	4.2%
Expected volatility	74.8%	73.5%
Expected life (years)	5.2	7.5

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. Certain stock options issued to employees of HH Group were forfeited in accordance with plan provisions, as a result of the spin-off. For the nine months ended September 30, 2003, the Company adjusted pro forma compensation expense by $3,036, as a result of a change in the number of options expected to vest, which was originally estimated at the grant date. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended September 30,
	2003	2002

Net income as reported	$12,223	$14,003
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7,923)	(15,518)

Pro forma net income (loss)	$4,300	$(1,515)

Earnings (loss) per share:
Basic — as reported	$0.11	$0.13
Basic — pro forma	$0.04	$(0.01)
Diluted — as reported	$0.11	$0.12
Diluted — pro forma	$0.04	$(0.01)
	Nine Months Ended September 30,
	2003	2002

Net loss as reported	$(93,996)	$(483,797)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(22,735)	(46,554)

Pro forma net loss	$(116,731)	$(530,351)

Loss per share:
Basic — as reported	$(0.84)	$(4.35)
Basic — pro forma	$(1.04)	$(4.76)
Diluted — as reported	$(0.84)	$(4.28)
Diluted — pro forma	$(1.04)	$(4.76)

3. BUSINESS COMBINATIONS

Merger & Integration Costs Incurred with Pooling of Interests Transactions

        In connection with pooling of interests transactions initiated prior to June 30, 2001, the Company expensed merger and integration costs of $4,692 for the nine months ended September 30, 2002. Of this amount, $383 is for merger costs and $4,309 is for integration costs. The merger costs primarily consist of transaction related costs, including legal, accounting, tax and advisory fees. Integration costs consist of: (a) $1,933 for assumed lease obligations of closed facilities, (b) $474 for consolidation of acquired facilities and associated asset write-offs and (c) $1,902 for severance, relocations and other employee costs. There were no merger or integration costs for the nine months ended September 30, 2003.

Accrued Integration and Restructuring Costs

        Pursuant to the conclusions reached by the EITF of the FASB in EITF 94-3, and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company has formulated plans to integrate the operations of its business combinations completed as of September 30, 2003. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

        A summary of accrued integration and restructuring costs is as follows:

	December 31, 2002	Charged to Goodwill	Utilization	September 30, 2003

Assumed obligations on closed leased facilities(a)	$9,249	$314	$(3,452)	$6,111
Consolidation of acquired facilities(b)	3,089	(8)	(2,128)	953
Severance, relocation and other employee costs(c)	17	309	(17)	309

Total	$12,355	$615	$(5,597)	$7,373

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

(c)
Estimated employee severance and related employee benefits, relocation expenses and other employee costs relate to severance of terminated employees at closed locations, costs associated with employees transferred to continuing offices and other related costs.

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

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in a year may relate to the finalization of plans initiated in the prior year. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of September 30, 2003 are as follows:

	December 31, 2002	Plan Additions	Changes in Estimate	Utilization	September 30, 2003

2000 Plans	$2,320	$—	$—	$(771)	$1,549
2001 Plans	4,348	—	(82)	(2,414)	1,852
2002 Plans	5,687	—	(303)	(2,127)	3,257
2003 Plans	—	1,000	—	(285)	715

Total	$12,355	$1,000	$(385)	$(5,597)	$7,373

        During the nine months ended September 30, 2003, the Company recorded a change in estimate to its restructuring accruals of $385, primarily related to office integration and lease costs. These reversals were recorded as a reduction to goodwill.

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

        In the fourth quarter of 2002, the Company announced further reorganization efforts related to its spin-off of HH Group. The charge, which was recorded in the fourth quarter of 2002 and the first quarter of 2003, primarily consists of further workforce reduction, office consolidation and related asset write-offs, professional fees and other special charges.

        As a result of the reorganization initiatives, the Company recorded business reorganization, spin-off costs and other special charges of $47,922 and $63,126, classified as a component of operating expenses in the nine months ended September 30, 2003 and 2002, respectively.

        Information relating to the Company's business reorganization and spin-off plans is as follows:

Workforce Reduction

        As a result of the reorganization efforts initiated in the second and fourth quarters of 2002, the Company has reduced its global workforce by over 1,000 employees since June 30, 2002. During the nine months ended September 30, 2003 and 2002, the Company recorded a workforce reduction charge of $7,062 and $14,152, respectively, primarily relating to severance and fringe benefits.

Consolidation of Excess Facilities, Asset Disposals, Spin-off costs and Other Special Charges

        During the nine months ended September 30, 2003, the Company recorded charges for consolidation of excess facilities, professional fees and other special charges. The charge for consolidation of excess facilities relates to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income. The Company also recorded a charge related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Professional fees and other special charges primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and contain bonuses of $1,826 to key employees and executives for completing the spin-off.

        A summary of business reorganization and spin-off costs for the nine months ended September 30, 2003 is outlined as follows:

	December 31, 2002	Initial Charge	Adjustments	Non-cash Write-off	Cash Payments	September 30, 2003

Workforce reduction	$13,623	$5,942	$1,120	$(264)	$(18,276)	$2,145
Consolidation of excess facilities	38,507	6,078	(416)	—	(9,308)	34,861
Disposal of property and equipment	—	25,783	(32)	(25,751)	—	—
Professional fees and other	7,870	10,075	(628)	(441)	(14,560)	2,316

Total	$60,000	$47,878	$44	$(26,456)	$(42,144)	$39,322

        During the nine months ended September 30, 2002, the Company recorded charges of $48,974 relating to consolidation of excess facilities, write-down of investments, professional fees and other special charges. Consolidation of excess facilities includes $27,430 related to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and a charge of $8,266 for property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for write-down of investments and loans to certain businesses that were no longer considered to be a part of Monster Worldwide's strategic plan. Professional fees and other special charges were $3,536 and primarily relate to legal costs in connection with workforce reduction.

        The Company finalized its 2002 plans for workforce reduction during 2003. As a result, 1,031 employees were terminated under the 2002 plans, higher than the Company's initial estimate of 950 employees. In addition, the Company evaluated its remaining business reorganization liabilities and reduced over-accruals for consolidation of excess facilities, professional fees and other expenses. As a result, the Company recorded a net change in estimate of $113 for adjustments to the plans during the nine months ended September 30, 2003. The Company reevaluates its reorganization accruals at least annually, or sooner to the extent that previously estimated assumptions become known.

        The following table presents a summary of plan activity related to our business reorganization and spin-off costs for the nine months ended September 30, 2003. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and spin-off costs in the Company's statement of operations. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

	Balance December 31, 2002	Plan Additions	Change in Estimate	Utilization	Balance September 30, 2003

Second Quarter 2002 Reorganization Plan	$26,221	$—	$(1,324)	$(8,326)	$16,571
Fourth Quarter 2002 Reorganization Plan	33,779	48,035	1,211	(60,274)	22,751

Total	$60,000	$48,035	$(113)	$(68,600)	$39,322

5. FINANCING ARRANGEMENT

       The Company terminated its primary financing arrangement as of March 31, 2003. In April 2003, the Company entered into a new financing arrangement to provide for a $100 million, three year, secured revolving credit facility with a group of lenders. The secured revolving credit facility replaces the Company's previous financing arrangement and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings from our continuing operations before interest, taxes, depreciation and amortization (EBITDA) as defined in the financing agreement. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

6. COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended September 30,
	2003	2002

Net income	$12,223	$14,003
Change in unrealized gain (loss) on forward foreign exchange contracts	(66)	(796)
Foreign currency translation adjustment and other	(292)	5,415

Comprehensive income	$11,865	$18,622

	Nine Months Ended September 30,
	2003	2002

Net loss	$(93,996)	$(483,797)
Change in unrealized gain on forward foreign exchange contracts	236	(324)
Foreign currency translation adjustment and other	24,599	39,842

Comprehensive loss	$(69,161)	$(444,279)

7. DISCONTINUED OPERATIONS

       On March 31, 2003, the Company completed the spin-off of the common stock of HH Group, previously reported as the eResourcing and Executive Search divisions of Monster Worldwide. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented. On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website. As a result of the termination of the JV, the Company's financial statements have been reclassified to reflect the JV as discontinued operations for all periods presented. The following table summarizes the impact of the discontinued operations on the stockholders' equity of the Company as of September 30, 2003.

		Stockholders' Equity

Balance, December 31, 2002		$813,439
Loss from continuing operations—September 30, 2003	$(5,249)
Loss from discontinued operations, net of tax—September 30, 2003(a)	(88,747)

Net loss—September 30, 2003		(93,996)
Distribution of net assets to HH Group(b)		(341,393)
Other equity transactions(c)		50,834

Balance, September 30, 2003		$428,884

(a)
Reflects a $43,034 impairment of deferred tax assets in connection with the spin-off of HH Group.

(b)
During the nine months ended September 30, 2003, the Company adjusted the amount of net assets distributed to HH Group by $1,112 due to net changes in estimated asset and liability values distributed.

(c)
Other equity transactions that impacted stockholders equity for the nine months ended September 30, 2003 include the issuance of common stock in connection with the exercise of employee stock options and related tax benefits, issuances of common stock for employee stay bonuses, issuances of common stock for 401(k) plan, contribution of minority interest capital to equity in connection with the termination of our joint venture and the change in accumulated other comprehensive income.

        The assets and liabilities of HH Group and the JV as of December 31, 2002 are as follows:

December 31, 2002
Assets of discontinued operations:
Cash and accounts receivable	$188,565
Intangibles, net	201,937
Other	124,808

Total assets of discontinued operations	$515,310

Liabilities of discontinued operations:
Accrued expenses and other current liabilities	$80,963
Other	74,255

Total liabilities of discontinued operations	$155,218

        Summarized results of operations relating to HH Group and the JV (as reported in discontinued operations) for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended

	September 30, 2003(a)	September 30, 2002

Revenue	$326	$105,132

Operating expenses	1,569	111,625

Operating loss	(1,243)	(6,493)
Non-operating expenses and other, net	129	159

Loss before income taxes	(1,114)	(6,334)
Provision (benefit) for income taxes	(453)	(2,372)

Loss from discontinued operations, net	$(661)	$(3,962)

	Nine Months Ended

	September 30, 2003	September 30, 2002

Revenue	$94,271	$329,651

Operating expenses	134,333	408,272

Operating loss	(40,062)	(78,621)
Non-operating expenses and other, net	(996)	(363)

Loss before income taxes	(41,058)	(79,984)
Provision (benefit) for income taxes(b)	47,689	(18,167)

Loss from discontinued operations, net	$(88,747)	$(60,817)

(a)
Discontinued operations, net of tax, for the three months ended September 30, 2003 includes the results of the terminated joint venture.

(b)
Includes $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group in the 2003 period.

        In the second quarter of 2003, the Company entered into a three-year agreement with HH Group to provide Monster services on a global basis. The agreement, which was effective as of April 1, 2003, provides HH Group with specified Monster job posting and career site hosting services, resume database access and other ancillary services.

8. SEGMENT AND GEOGRAPHIC DATA

        The following segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This standard is based on a management approach that requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with generally accepted accounting principles.

        The Company operates in three business segments: Monster, Advertising & Communications, and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross selling of Monster. Products and services sold by other operating segments on behalf of Monster are recognized as revenue in the Monster operating segment. In the three months ended September 30, 2003 and 2002, Monster recognized $2,964 and $10,228, respectively of revenue from cross selling. In the nine months ended September 30, 2003 and 2002, Monster recognized revenue relating to cross selling of $12,793 and $27,692, respectively. Periods through March 31, 2003 include cross-selling revenue recognized by the Monster segment from the Company's discontinued eResourcing division. In addition, the Company's Advertising & Communications division recognizes revenue from its agency/media relationship with Monster on the sale of certain Monster products to its clients. Revenue recognized by the Advertising & Communications segment as a result of this relationship was $1,556 and $3,695 for the three months ended September 30, 2003 and 2002, respectively and $7,828 and $9,414, for the nine months ended September 30, 2003 and 2002, respectively.

        The following is a summary of the Company's operations by business segment and by geographic region, for the three and nine-month periods ended September 30, 2003 and 2002.

Three months ended September 30, 2003	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$106,519	$33,740	$33,391	$173,650

Salaries, related, office, general, marketing and promotion	84,115	38,147	30,600	152,862
Amortization of intangibles	406	60	137	603

Total operating expenses	84,521	38,207	30,737	153,465

Operating income (loss)	$21,998	$(4,467)	$2,654	$20,185

Three months ended September 30, 2002	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$102,588	$42,166	$34,137	$178,891

Salaries, related, office, general, marketing and promotion	87,112	40,211	23,163	150,486
Business reorganization, spin-off and other special charges	1,535	92	563	2,190
Amortization of intangibles	372	61	131	564

Total operating expenses	89,019	40,364	23,857	153,240

Operating income	$13,569	$1,802	$10,280	$25,651

Nine months ended September 30, 2003	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$314,988	$103,094	$90,780	$508,862

Salaries, related, office, general, marketing and promotion	251,558	119,750	82,405	453,713
Business reorganization, spin-off and other special charges	28,588	11,764	7,570	47,922
Amortization of intangibles	1,199	178	438	1,815

Total operating expenses	281,345	131,692	90,413	503,450

Operating income (loss)	$33,643	$(28,598)	$367	$5,412

Nine months ended September 30, 2002	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$314,752	$128,722	$92,675	$536,149

Salaries, related, office, general, marketing and promotion	251,524	124,023	72,041	447,588
Merger, integration, business reorganization, spin-off and other special charges	26,423	25,542	15,853	67,818
Amortization of intangibles	1,134	225	504	1,863

Total operating expenses	279,081	149,790	88,398	517,269

Operating income (loss)	$35,671	$(21,068)	$4,277	$18,880

	United States	United Kingdom	Continental Europe	Other(a)	Total

Three months ended September 30, 2003:
Revenue	$136,107	$20,600	$10,186	$6,757	$173,650
Income (loss) from continuing operations before income taxes and accounting change	$17,715	$4,064	$(1,982)	$424	$20,221
Three months ended September 30, 2002:
Revenue	$134,628	$24,822	$12,509	$6,932	$178,891
Income (loss) from continuing operations before income taxes and accounting change	$21,925	$4,753	$(1,748)	$1,068	$25,998
Nine months ended September 30, 2003:
Revenue	$388,882	$63,061	$36,867	$20,052	$508,862
Income (loss) from continuing operations before income taxes and accounting change	$3,347	$5,494	$(6,584)	$2,321	$4,578
Nine months ended September 30, 2002:
Revenue	$401,322	$70,922	$44,050	$19,855	$536,149
Income (loss) from continuing operations before income taxes and accounting change	$28,551	$5,116	$(12,085)	$(2,216)	$19,366

(a)
Comprised of Canada and the Asia/Pacific Region (primarily Australia).

        The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheet as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

Monster	$354,740	$353,835
Advertising & Communications	315,184	293,100
Directional Marketing	206,677	209,092
Shared assets*	181,766	259,458
Assets of Discontinued Operations	—	515,310

Total assets	$1,058,367	$1,630,795

*
Shared assets represent assets that provide benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision making purposes.

9. JOINT VENTURE QUARTERLY INFORMATION

        On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz). As a result of the termination of the JV, the Company's financial statements have been reclassified to reflect the JV as discontinued operations for all periods presented.

The following information presents historical quarterly information related to the terminated joint venture, and is presented for additional informational purposes:

	For the three months ended
	March 31, 2003	June 30, 2003

Revenue	$374	$489

Salaries and related	729	703
Office and general	363	184
Marketing and promotion	595	662
Business reorganization, spin-off and other special charges	2	(48)

Total operating expenses	1,689	1,501

Operating loss	(1,315)	(1,012)
Non-operating expenses, net	(88)	(159)

Loss before income taxes	$(1,403)	$(1,171)

	For the three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Revenue	$609	$637	$581	$390

Salaries and related	497	443	760	799
Office and general	317	403	383	367
Marketing and promotion	217	297	397	325
Business reorganization, spin-off and other special charges	—	758	—	237

Total operating expenses	1,031	1,901	1,540	1,728

Operating loss	(422)	(1,265)	(959)	(1,338)
Non-operating expenses, net	9	(121)	33	(261)

Loss before income taxes	$(422)	$(1,386)	$(926)	$(1,599)

10. SUBSEQUENT EVENT

        On October 15, 2003, the Company paid approximately $5,800 to acquire the remaining 35% interest of its joint venture partner associated with the Company's joint venture operations in the Asia/Pacific region. The Company now owns 100% of it's Monster operations in India, Hong Kong and Singapore.

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) as of September 30, 2003, the related consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2003, except for Note 15 which is as of March 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

BDO Seidman, LLP

New York, New York
October 24, 2003

MONSTER WORLDWIDE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance, anticipated profitability, revenue, expenses or other financial items and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) our potential inability to maintain or expand the value of our brands, particularly Monster, in a cost-effective manner or at all, even if we increase spending on brand-building efforts, (ii) the significant impact on our business of economic fluctuations both globally and in the regions and industries where our operations are concentrated, (iii) the historical and potential future fluctuation of our operating results, (iv) our need to continuously improve the performance, features, reliability and compatibility of our Internet content even if the market for online recruiting and job seeking does not grow or decreases in size, (v) our need to develop, enhance, and prevent interruption of systems that manage information such as our client and candidate databases in a cost-effective manner so that we compete effectively, (vi) our operation in highly competitive markets and lack of proprietary technology to inhibit competitors, which may result in reduced margins on our products and services, loss of market share, or less use of Monster, (vii) our vulnerability to intellectual property infringement claims brought against us by others, (viii) the risk that computer viruses delay or interrupt our systems, causing damage to our reputation or reducing our visitor traffic, or expose us to liability if we transmit them, (ix) our need to manage our prior and potential future growth, which places strains on our management and operations, (x) our need to integrate, retain the clients of, and motivate key personnel of companies we have acquired in order to benefit from our acquisitions, and our potential inability to identify, finance or consummate new acquisitions, (xi) the risk that HH Group may not meet its obligations which could harm our financial condition and results of operations, (xii) our extensive international operations, which expose us to substantial risks of currency fluctuation and taxation by numerous jurisdictions at potentially changing rates, (xiii) the risk that any declines in revenue from our placement of recruitment advertising in traditional media are not offset by Internet advertising revenue, (xiv) our dependence on key management personnel, (xv) the significant influence held by a principal stockholder over the election of our directors and our business and affairs, (xvi) certain anti-takeover provisions that could inhibit our being acquired, (xvii) the potential for extreme volatility in our stock price, (xviii) our risk of liability under the Federal Trade Commission Act of 1914 and other domestic and foreign government regulation and (xix) the risk that legal proceedings could substantially harm our business. Please see "Risk Factors" in our Form 10-K for the year ended December 31, 2002 for more information.

Overview

        Monster (www.monster.com), founded in 1994 as the Monster Board, was the 454th commercial website in the world and is now our flagship brand and the leading global online careers property. We believe that Monster has revolutionized the way employers and job seekers connect with one another. Through our Monster services, our clients can streamline and effectively manage the entire hiring process online. We believe that Monster provides one-stop-shopping for our clients' online recruiting and career management needs, and offers services that are more efficient and effective than traditional methods of human resource management. As of September 30, 2003, the Monster global network consists of 20 local content sites in countries throughout North America, Europe and the Asia Pacific Region.

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

        On August 1, 2003, we terminated our joint venture arrangement (the "JV") with Ninemsn in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz). As a result of the termination of the JV, our financial statements have been reclassified to reflect the JV as discontinued operations for all periods presented.

        In September 2003, Monster was the 24th most visited property on the Internet, with approximately 16.7 million unique visitors reported by ComScore/Media Metrix, serving job seekers with opportunities across all industries and skill levels. Our existing content and marketing agreements with America Online, Inc. (a unit of AOL Time Warner, Inc.) and MSN (a unit of Microsoft, Inc.) will expire on December 1, 2003 and December 31, 2003, respectively. For the nine months ended September 30, 2003, we estimate that MSN and AOL together provided an average of approximately 20% of the unduplicated unique visitors that visited the Monster sites. We define an unduplicated unique visitor as one who visited only the AOL Monster co-branded site or the MSN Monster co-branded site, and did not visit any of our Monster sites. During 2003, we anticipate spending approximately 40% of our global marketing budget or approximately $50 million in connection with these agreements. Following the expiration of these agreements, we plan to redirect a large portion of this amount toward targeted, national and local marketing initiatives. We believe that this approach will enable us to more efficiently attract a targeted and more relevant audience, expand our Monster franchise and better meet the needs of Monster's customers.

Critical Accounting Policies and Items Affecting Comparability

        Quality financial reporting relies on consistent application of Company accounting policies that are based on accounting principles generally accepted in the United States. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain. When such judgments and estimates are required, all material developments and resolutions are discussed with our audit committee.

Revenue Recognition and Work-In-Process

        Monster.    Our Monster division earns revenue primarily for the placement of job postings on the websites of the Monster network, and access to its online resume database. Such website related revenue is recorded on a gross basis and is recognized over the length of each underlying agreement, typically one to twelve months. Unearned revenue is reported on the balance sheet as deferred revenue.

        Advertising & Communications.    Our Advertising & Communications division derives revenue from recruitment advertisements placed in newspapers, Internet career job boards such as Monster and also earns associated revenue for supplementary services. Revenue is recorded net of advertising costs which we bill to the customer as a pass through cost. Revenue is generally recognized based on the placement date for newspapers and other print media. Online media revenue is recognized when services are purchased.

        Directional Marketing.    Our Directional Marketing division derives revenue primarily from the placement of advertisements in telephone directories (yellow page advertising), as well as revenue from mortgage companies, real estate firms and other moving related companies through its online relocation product, Monstermoving. Revenue for yellow page advertisements is recognized on the publication's closing dates and recorded net of publisher advertising costs, which we pass on to the customer. Direct operating costs incurred that relate to future revenue for yellow page advertisements are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and are subsequently charged to expense when the directories are closed for publication and the related revenue is recognized as income. Revenue related to the division's Monstermoving product is primarily derived from advertisements placed on the website and links to advertisers' websites, and is recognized over the stated terms of the contract, typically a three to twelve month period. Unearned revenue and advance payments by customers are reported on the balance sheet as deferred revenue.

Intangibles

        Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and primarily consist of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets.

        In connection with our implementation of SFAS 142, the Company has recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated statement of operations as a cumulative effect of accounting change for the nine months ended September 30, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. A 1% decrease in the discount rate utilized in the discounted cash flow approach, calculated upon adoption of FAS 142, at January 1, 2002, would have reduced the amount of the impairment charge by approximately $50 million, while a 1% increase in the discount rate would have increased the amount of the impairment charge by approximately $53 million. The write-down of goodwill shown as a cumulative effect of an accounting change in our consolidated statement of operations for the nine months ended September 30, 2002 was determined using the forward-looking information that was available to us on January 1, 2002. In 2002, the Company again reviewed each reporting unit for impairment, taking into consideration our spin-off transaction and business reorganization initiatives in 2002, and no further impairment was identified. A 1% increase in the discount rate utilized in the discounted cash flow model used to assess the recoverability of goodwill in the fourth quarter of 2002 would have identified potential impairment in our former eResourcing and Executive Search reporting units, and as a result, we would have had to calculate the implied fair value of goodwill using the steps provided for in SFAS 142, including the identification of potentially unrecognized intangible assets and compare such value to the carrying amount of our goodwill. Had this step been required, it would have resulted in an impairment charge in our former eResourcing and Executive Search reporting units of approximately $92 million. A decrease in the discount rate would have had no effect on the Company's financial statements. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

Long-lived Assets

        With the exception of goodwill, long-lived assets such as intangibles and property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in developing the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. During the nine months ended September 30, 2003, we recorded a $25.8 million impairment charge as a component of business reorganization, spin-off and other special charges, relating to certain software and other equipment that will no longer be utilized as designed, as a direct result of the spin-off transaction.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. The Company assesses the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 8.5% of our accounts receivable portfolio at September 30, 2003. A 1% change in the calculation of bad debt reserves for the nine months ended September 30, 2003, would have impacted the allowance for doubtful accounts by approximately $3.4 million.

Interim Financial Reporting

        As permitted under generally accepted accounting principles, interim accounting for certain expenses, such as income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates. In 2002, marketing and promotion expenses, specific to our Monster segment, were recorded for interim financial reporting purposes in proportion to actual revenue as a percent of estimated annual revenue for the Monster segment, and were adjusted during interim periods as our forecasts for such revenue changed. Marketing and promotion expenses in the period ended September 30, 2003 have been expensed as incurred. If marketing and promotion expenses in 2002 were recorded in accordance with the accounting policies in place in 2003, our marketing and promotion expense would have been approximately $22.0 million and $88.4 million for the three and nine months ended September 30, 2002, respectively.

Results of Operations

        The following table sets forth our revenue by operating segment, cash flow information and other data (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUE BY OPERATING SEGMENT:
Monster	$106,519	$102,588	$314,988	$314,752
Advertising & Communications	33,740	42,166	103,094	128,722
Directional Marketing	33,391	34,137	90,780	92,675

Total Revenue	$173,650	$178,891	$508,862	$536,149

CASH FLOW INFORMATION:
Cash provided by operating activities of continuing operations	$16,375	$53,922	$8,087	$71,712
Cash used in investing activities of continuing operations	$(9,238)	$(24,819)	$(23,409)	$(45,403)
Cash used in financing activities of continuing operations	$(4,852)	$(25,054)	$(30,989)	$(13,047)
Cash used in discontinued operations	$(3,123)	$(14,896)	$(28,844)	$(158,621)
Effect of exchange rate changes on cash and cash equivalents	$181	$296	$1,714	$4,679
OTHER DATA:
Income (loss) from continuing operations before income taxes and accounting change	$12,884	$17,965	$(5,249)	$5,394
Interest (income) expense, net	$356	$(309)	$724	$(365)
Depreciation and amortization	$7,319	$9,450	$20,343	$27,893
Merger, integration, business reorganization, spin-off and other special charges	$—	$2,190	$47,922	$67,818

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Consolidated Revenue

        The difficult global economic environment has had a negative impact on our revenue as our clients' hiring needs and related resources diminished throughout 2002 and into 2003, although we have seen some stabilization in the employment environment in the third quarter of 2003. As a result, our total revenue for the quarter ended September 30, 2003 was $173.7 million, a decrease of $5.2 million or 2.9% versus $178.9 million in 2002. The decrease was most evident in our Advertising & Communications division, which declined $8.5 million or 20.0% versus the prior year quarter as corporate payroll and advertising budgets continued to be conservative. We continue to see a migration from traditional help wanted advertising in newspapers toward online recruitment and career solutions.

Monster

        The operating results of our Monster division for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$106,519	$102,588

Salaries, related, office, general, marketing and promotion	84,115	87,112
Amortization of intangibles	406	372
Business reorganization and other special charges	—	1,535

Total operating expenses	84,521	89,019

Operating income	$21,998	$13,569

        Monster contributed $106.5 million of revenue for the three months ended September 30, 2003, an increase of $3.9 million or 3.8% from the $102.6 million reported for the comparable period in 2002. The increase in Monster's revenue is primarily attributable to our North American operations, where we have introduced new revenue generating products and services in both the private and public sectors, such as Hourly and Skilled and Monster Government Solutions. Monster Government Solutions contributed revenue of $3.8 million in the third quarter of 2003, which includes approximately $1.7 million of revenue resulting from Quickhire, our July 31, 2003 acquisition. The global employment environment, however, remains challenging. Also, included in Monster's 2002 revenue is $5.9 million of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

        Monster generated operating income of $22.0 million in the 2003 period, compared to $13.6 million operating income recorded in the three months ended September 30, 2002. The increase in operating income is primarily due to increased revenue in North America and aggressive cost-cutting across each region in the second half of 2002 and the first quarter of 2003. Our salaries, related, office, general, marketing and promotion was $84.1 million, a decrease of 3.4% compared to $87.1 million reported in the third quarter of 2002 primarily as a result of cost-cutting, partially offset by an increase in operating expenses of $1.6 million related to the weakening of the U.S. dollar.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$33,740	$42,166

Salaries, related, office, general, marketing and promotion	38,147	40,211
Amortization of intangibles	60	61
Business reorganization and other special charges	—	92

Total operating expenses	38,207	40,364

Operating income (loss)	$(4,467)	$1,802

        Revenue in our Advertising & Communications division was $33.7 million for the quarter ended September 30, 2003, a 20.0% decrease from the $42.2 million reported in 2002. The decrease is primarily related to the decline in newspaper job placement advertising in both North America and Europe, with Europe being particularly weak. We continue to evaluate our product offerings for profitability and have eliminated low revenue generating products and services in 2003. We do not anticipate that the volume of traditional recruitment advertising will return to its previous levels as we continue to see a general migration away from help-wanted advertising in newspapers, toward online career solutions.

        Operating loss was $4.5 million for the three months ended September 30, 2003, compared to an operating income of $1.8 million for the comparable 2002 period. Our operating loss is primarily the result of a lower revenue base, substantially offset by our cost cutting measures, which were implemented in the second half of 2002 and continued throughout 2003. Salaries, related, office, general, marketing and promotion decreased $2.1 million primarily due to cost-cutting, offset by approximately $1.8 million of severance recorded during the current quarter and a $1.6 million from the effects of the weakening U.S. dollar. Due to the pronounced downturn and uncertainty surrounding any recovery in traditional recruitment advertising spending by our clients, we are continually monitoring the cost structure of our Advertising & Communications division, as evidenced by the decrease in our salaries, related, office, general, marketing and promotion of $2.1 million.

Directional Marketing

        The operating results of our Directional Marketing segment for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$33,391	$34,137

Salaries, related, office, general, marketing and promotion	30,600	23,163
Amortization of intangibles	137	131
Business reorganization and other special charges	—	563

Total operating expenses	30,737	23,857

Operating income	$2,654	$10,280

        Directional Marketing revenue was $33.4 million for the three months ended September 30, 2003, compared to $34.1 million reported in the three months ended September 30, 2002. The decrease of 2.2% primarily reflects the continued pressure by yellow page publishers on our commission rates. The decrease in our yellow page business was partially offset by a slight increase in revenue related to our Monstermoving product compared to the third quarter of 2002.

        The division generated operating income of $2.7 million for the three months ended September 30, 2003, compared to an operating income of $10.3 million in the comparable 2002 period. Operating income in the third quarter of 2002 benefited from the reversal of $4.7 million of previously accrued costs. The reversals primarily related to bonus accruals and were as a result of divisional operating targets not being achieved and the reversal of allowance for doubtful accounts, as we re-evaluated the collectibility of certain receivables.

Consolidated Operating Expenses

        Salaries and related costs for the three months ended September 30, 2003 were $82.6 million, compared with $77.5 million for the same period in 2002. The $5.1 million increase compared to the prior period is primarily due to $2.3 million from the effects of a weaker U.S. dollar in the September 2003 period, offset by the implementation of cost cutting initiatives across all of our divisions in 2002 and 2003. Also, the 2002 period includes reversals of bonus accruals, as divisional operating targets were not achieved. In addition, our business reorganization and spin-off efforts announced in the second and fourth quarters of 2002 resulted in the termination of more than 1,000 employees.

        Office and general expenses for the three months ended September 30, 2003 were $39.8 million compared with $35.8 million for the same period in 2002. The increase of $4.0 million reflects the effects of a weaker U.S. dollar in the 2003 period. In addition, during the quarter ended September 30, 2002, we re-evaluated the need for bad debt provisions and other accruals. As a result, we reduced our allowance for doubtful accounts by $1.5 million and general accruals by approximately $1.4 million, all of which were accrued during the first six months of 2002. The increase was partially offset by reductions in depreciation and rent expense as a result of our reorganization initiatives implemented in the second half of 2002.

        Marketing and promotion expenses decreased $6.9 million to $30.4 million for the quarter ended September 30, 2003 from $37.3 million for the September 2002 quarter. The 18.3% decrease was primarily due to the timing of our marketing campaigns, mainly related to our Monster division. Our on-going marketing and promotion spending will primarily be aimed at maintaining an online investment to the large pool of World Wide Web users and a combination of off-line partnerships and network television and outdoors to promote our overall brand investment.

        Business reorganization, spin-off costs and other special charges reflect costs incurred as a result of our business reorganization plan initiated in the second quarter of 2002. For the three months ended September 30, 2003, we did not incur any business reorganization, spin-off costs and other special charges. For the three months ended September 30, 2002, business reorganization and other special charges were $2.2 million and mainly related to the consolidation of our tax structure across Europe. The continued weakness in our markets has required a renewed emphasis on streamlining our operations. To this end, we will continue to monitor our cost structure.

Income Taxes

        Our effective tax rates differ from the statutory rate due to the impact of nondeductible merger and integration costs and business reorganization and other special charges. Our effective tax rate was 36.3% and 30.9% for the three months ended September 30, 2003 and 2002, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Discontinued Operations

        In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia and New Zealand, we recorded a loss from discontinued operations, net of income taxes of $0.7 million, compared to $4.0 million in the 2002 period. We remain obligated to pay certain costs associated with our spin-off transaction. Therefore, we expect that nominal costs will be charged against discontinued operations over the next several quarters.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Consolidated Revenue

        Total revenue for the nine months ended September 30, 2003 was $508.9 million, a decrease of $27.2 million or 5.1% versus $536.1 million in the comparable 2002 period, mainly as a result of the difficult global economic environment and its effects on our clients' hiring needs. The nine months ended September 30, 2003 also includes a $17.3 million benefit from strengthening foreign currencies compared to the prior year period. The decrease is primarily related to decreasing revenues in our Advertising & Communications division in North America and Europe as corporate payroll and advertising budgets continued to be conservative.

Monster

        The operating results of our Monster division for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$314,988	$314,752

Salaries, related, office, general, marketing and promotion	251,558	251,524
Amortization of intangibles	1,199	1,134
Merger, integration, business reorganization, spin-off costs and other special charges	28,588	26,423

Total operating expenses	281,345	279,081

Operating income	$33,643	$35,671

        Monster contributed $315.0 million of revenue for the nine months ended September 30, 2003, a slight increase from the $314.8 million reported in the comparable period of 2002. The slight increase in revenue is primarily due to our North American operations, despite a challenging domestic employment environment. We have introduced new revenue generating products and services in both the private and public sectors, such as Hourly and Skilled and Monster Government Solutions. Also, included in the 2002 revenue is $15.9 million of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

        Monster generated operating income of $33.6 million in the 2003 period, a decrease of $2.1 million or 5.7% from the $35.7 million recorded in the nine months ended September 30, 2002. The decrease in our operating income is primarily due to higher business reorganization and other special charges for the nine months ended September 30, 2003. Savings in operating expenses resulting from our business reorganization and spin-off initiatives were negatively impacted by the timing of certain marketing costs in 2003 and the effects of stronger foreign currencies.

Advertising & Communications

        The operating results of our Advertising & Communications division for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$103,094	$128,722

Salaries, related, office, general, marketing and promotion	119,750	124,023
Amortization of intangibles	178	225
Merger, integration, business reorganization, spin-off costs and other special charges	11,764	25,542

Total operating expenses	131,692	149,790

Operating loss	$(28,598)	$(21,068)

        Revenue in our Advertising & Communications division was $103.1 million for the nine months ended September 30, 2003, a 19.9% decrease from the $128.7 million reported in the comparable period of 2002. The decrease is primarily related to the decline in newspaper job placement advertising across North America and Europe. We continue to evaluate our product offerings for profitability and have eliminated low revenue generating products and services in 2003. We do not anticipate that the volume of traditional recruitment advertising will return to its previous levels as we continue to see a general migration away from traditional recruitment advertising toward online career solutions.

        The operating loss in our Advertising & Communications division was $28.6 million for the nine months ended September 30, 2003, compared to an operating loss of $21.1 million for the comparable 2002 period. The loss in the 2003 period is primarily a result of lower revenue of $25.6 million, offset by a decrease of $4.2 million in salaries, related, office, general, marketing and promotion, and a decrease in merger, integration, business reorganization, spin-off and other special charges of $13.7 million. Our focus has been on cutting costs since June 2002, as evidenced by the decrease in our salaries, related, office, general, marketing and promotion costs from the 2002 period. We continue to react to the decline in the recruitment advertising industry and manage our expenses accordingly. Our nine-month operating loss in the 2003 period also includes $1.8 million of severance costs.

Directional Marketing

        The operating results of our Directional Marketing segment for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30,
(in thousands)
	2003	2002
Revenue	$90,780	$92,675

Salaries, related, office, general, marketing and promotion	82,405	72,041
Amortization of intangibles	438	504
Merger, integration, business reorganization, spin-off costs and other special charges	7,570	15,853

Total operating expenses	90,413	88,398

Operating income	$367	$4,277

        Directional Marketing revenue was $90.8 million for the nine months ended September 30, 2003, compared to the $92.7 million reported in the nine months ended September 30, 2002. The decrease of 2.0% primarily reflects lower commission rates paid by yellow page publishers, offset by a slight increase in revenue related to our Monstermoving product.

        The division generated operating income of $0.4 million for the nine months ended September 30, 2003, compared to operating income of $4.3 million in the 2002 period. The decrease in operating income is primarily due to higher salaries, related, office and general costs of $10.4 million, which were significantly lower in the 2002 period as a result of discretionary bonus accruals that were reversed when internal operating targets were not met and a reversal of bad debts resulting from improved collections. Merger, integration, business reorganization, spin-off costs and other special charges decreased $8.3 million from the 2002 period.

Consolidated Operating Expenses

        Salaries and related costs for the nine months ended September 30, 2003 were $236.8 million, compared with $234.3 million for the same period in 2002. The $2.5 million increase compared to the prior period primarily relates to the effects of a weaker U.S. dollar in the September 2003 period, offset by the cost cutting initiatives across all of our divisions in 2002 and 2003.

        Office and general expenses for the nine months ended September 30, 2003 were $120.0 million compared with $117.1 million for the same period in 2002. The increase of $2.9 million reflects a $4.7 million increase related to the effects of a weaker U.S. dollar in the 2003 period and the reversal of general accruals and allowance for doubtful accounts in the 2002 period. These increases were offset by lower depreciation and rent expense as a result of our reorganization initiatives implemented in the second half of 2002 and the first quarter of 2003. Marketing and promotion expenses increased slightly to $96.9 million for the nine months ended September 30, 2003 from $96.3 million for September 30, 2002, due to the timing of marketing spending.

        Merger and integration expenses reflect costs incurred as a result of pooling-of-interests transactions initiated prior to June 30, 2001 and the integration of such companies. Generally, these expenses include office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees and employee stay bonuses to certain key personnel of the merged companies. For the nine months ended September 30, 2003, we did not incur any merger and integration costs, and we do not expect to incur any of these costs in the future. For the nine months ended September 30, 2002, merger and integration expenses were $4.7 million. The decrease in the current period reflects the finalization of our integration strategies related to our pooled businesses.

        Business reorganization, spin-off costs and other special charges were $47.9 million for the nine months ended September 30, 2003 and were incurred mainly as a result of our spin-off of HH Group. The charge is primarily comprised of professional fees and other expenses of $9.4 million, which includes $1.8 million of bonuses paid to key employees for completing the spin-off transaction, consolidation of excess facilities of $5.6 million, severance and related benefits of $7.1 million and disposal of fixed assets of $25.8 million mostly relating to certain software and other equipment that will no longer be utilized as designed as a direct result of the spin-off. Business reorganization and other special charges were $63.1 million for the nine months ended September 30, 2002 and were primarily comprised of professional fees and other expenses of $3.5 million, consolidation of excess facilities of $27.4 million, severance and related benefits of $14.2 million and disposal of fixed assets of $8.3 million. We also incurred charges of $9.7 million for the write-down or certain investments and loans. The weakness in our markets during 2002 required an emphasis on streamlining our operations and monitoring our cost structure.

Income Taxes

        Our effective tax rate was 214.7% and 72.1% for the nine months ended September 30, 2003 and 2002, respectively. Our effective tax rates differ from the statutory rate due to the impact of nondeductible merger and integration costs and business reorganization and other special charges. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Accounting Change

        On January 1, 2002, we recorded a cumulative effect of an accounting change, net of tax benefit, related to goodwill impairment of $428.4 million in our consolidated financial statements for the nine months ended September 30, 2002. The following table summarizes our cumulative effect of accounting change recorded in the first nine months of 2002 by reporting unit:

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

Discontinued Operations

        In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia and New Zealand, we recorded the results of operations for our former eResourcing and Executive Search divisions and our former joint venture arrangement as a loss from discontinued operations, net of tax. For the nine months ended September 30, 2003 the loss from discontinued operations was $88.7 million, compared to $60.8 million for the comparable 2002 period. The loss from discontinued operations in the 2003 period includes approximately $43.0 million relating to the write-off of certain deferred tax assets that are no longer realizable to us as a direct result of the spin-off transaction.

Financial Condition

        Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. in the first quarter of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and September 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the spin-off of HH Group, and the integration of prior business acquisitions, we have substantial cash commitments over the next several years. As of September 30, 2003, we had $46.7 million of accrued integration and restructuring expenses and business reorganization, spin-off and other special charges, of which we estimate that $17.4 million will be paid over the next twelve months. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        In April 2003, we entered into a new financing arrangement with a group of lenders to provide for a $100 million three-year secured revolving credit facility. The secured revolving credit facility replaces our previous financing arrangement and is available for ongoing working capital requirements and other corporate purposes. Under the new credit facility, loans will bear interest based on a variable interest rate related to our choice of (1) the higher of (a) prime rate or (b) the Federal Funds rate plus 1/2 of 1% or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the financing arrangement.

        On September 3, 2002, we announced a share repurchase program that allows us to purchase up to 5 million shares of common stock from time to time on the open market over a period of 18 months. In the third quarter of 2002, we repurchased 927 thousand shares at an average price of $10.62 per share. There have not been any additional transactions since the third quarter of 2002.

        Following the spin-off, we have agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring and business reorganization and spin-off obligations. These quarterly payments began in July 2003. In addition, we have agreed to reimburse HH Group for re-branding costs, bank fees and other miscellaneous costs, the majority of which were paid in third quarter of 2003, relate to commitments prior to the spin-off. As of September 30, 2003, our liability to HH Group is $7.7 million, which will be fully paid by the end of 2004.

Cash provided by (used in) operating activities (in thousands):	Nine Months Ended September 30, 2003

Cash used in operating activities	$(16,201)
Less: Cash used in operating activities of discontinued operations	(24,288)

Cash provided by operating activities of continuing operations	$8,087

        As of September 30, 2003, we had cash and cash equivalents in our continuing operations of $118.1 million, compared to $165.6 million as of December 31, 2002. Cash balances as of September 30, 2003 and December 31, 2002 exclude $70.2 million and $83.6 million, respectively of outstanding checks that have been reclassified to accounts payable. Outstanding checks in excess of cash account balances typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period. Our net use of cash of $47.5 million in the nine months of 2003 primarily related to the operating activities of our discontinued operations and the investing activities of our continuing operations, which includes $40.0 million of cash that we funded to HH Group in the first quarter of 2003.

        Cash used in operating activities was $16.2 million, which includes $24.3 million of cash used in the discontinued operations of HH Group. Cash provided by continuing operations was $8.1 million for the nine months ended September 30, 2003. Cash provided by operating activities of continuing operations in the first nine months of 2003 was primarily the result of a decrease in work-in-process, prepaid expenses, and other of $33.4 million, which includes income tax refunds of $17.4 million. In addition, our loss from continuing operations for the nine months ended September 30, 2003, includes non-cash expenses of $76.2 million. Cash provided by operating activities of continuing operations was offset by a decrease in accounts payable and accrued expenses of $21.8 million, of which $4.7 million relate to our scheduled commitments to HH Group, a decrease in deferred revenue of $6.4 million and an increase in accounts receivable of $48.4 million. The use of cash in continuing operations also reflects payments of approximately $9.2 million relating to our merger, integration, business reorganization and spin-off costs.

Cash used in investing activities (in thousands):	Nine Months Ended September 30, 2003

Cash used in investing activities	$(27,327)
Less: Cash used in investing activities of discontinued operations	(3,918)

Cash used in investing activities of continuing operations	$(23,409)

        Cash used in investing activities was $27.3 million for the nine months ended September 30, 2003 and includes $14.3 million of payments for capital expenditures and $9.1 million of cash payments for purchase acquisitions, net of cash acquired. In addition, net cash used in investing activities includes a $3.9 million use of cash in the discontinued operations of HH Group.

Cash used in financing activities (in thousands):	Nine Months Ended September 30, 2003

Cash used in financing activities	$(31,627)
Less: Cash used in financing activities of discontinued operations	(638)

Cash used in financing activities of continuing operations	$(30,989)

        Cash used in financing activities was $31.6 million for the nine months ended September 30, 2003 and includes $40.0 million of cash funded to HH Group in connection with the spin-off transaction and cash used in discontinued operations of $0.6 million. Cash used in financing activities was offset by cash receipts of $12.1 million from the exercise of employee stock options. In addition, net payments on debt were $3.1 million during the nine months ended September 30, 2003.

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

        We have entered into various commitments that will affect our cash generation capabilities going forward. These commitments as of September 30, 2003 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Borrowings under financing arrangement and other notes payable	$533	$—	$185	$170	$178
Capital lease obligations	1,624	1,033	524	67	—
Operating lease obligations	229,876	29,357	58,493	46,708	95,318
Acquisition notes payable	4,147	3,054	583	436	74
Equity compensation and other long-term liabilities	6,171	3,829	2,342	—	—

Total	$242,351	$37,273	$62,127	$47,381	$95,570

        In addition, the Company has other long-term liabilities, such as minority interest obligations, for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statement that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with certain provisions becoming effective in the fourth quarter of 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFASNo. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFASNo. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. Additionally, SFAS 148 requires disclosure of the pro-forma effect for interim periods. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

        In July 2002, FASB issued SFASNo. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue No. 94-3. The Company adopted SFAS 146 on January 1, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At September 30, 2003, the utilized portion of our three-year revolving credit agreement was approximately $6.1 million. This entire utilization was for outstanding letters of credit. At September 30, 2003 there were no loans outstanding under the revolving credit agreement. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1% or (2) LIBOR plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Agreement, and thus is subject to market risk in the form of fluctuations in interest rates. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, India, Italy, Japan, the Netherlands, Sweden, Spain, and the United Kingdom. For the nine months ended September 30, 2003, approximately 24% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine months ended September 30, 2003, we had a translation gain of $24.6 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Krona and the British Pound.

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

MONSTER WORLDWIDE, INC.
PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

10.1	Amendment No. 1 to Secured Revolving Credit Agreement, dated August 5, 2003, among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the other "Subsidiary Borrowers", party from time to time thereto Fleet National Bank, The Royal Bank of Scottland and LaSalle Bank National Association.
10.2	Amendment No. 2 to Secured Revolving Credit Agreement, dated September 12, 2003, among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the other "Subsidiary Borrowers", party from time to time thereto Fleet National Bank, The Royal Bank of Scottland and LaSalle Bank National Association.
15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

  (i)
  The Company's Current Report on Form 8-K, filed August 4, 2003, relating to the Company's announcement of results of operations for the quarter and six months ended June 30, 2003.

  (ii)
  The Company's Current Report on Form 8-K, filed August 15, 2003, relating to the Company's acquisition of substantially all of the ongoing business of QuickHire, Inc. and all of the outstanding capital stock of Internet Technologies, Inc.

  (iii)
  The Company's Current Report on Form 8-K, filed August 29, 2003, relating to the Company's termination of its joint venture arrangement in Australia and New Zealand with Ninemsn.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: November 14, 2003	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2003	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (Principal Accounting Officer)

QuickLinks

MONSTER WORLDWIDE, INC. INDEX
PART I-FINANCIAL INFORMATION
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
MONSTER WORLDWIDE, INC. PART II OTHER INFORMATION
SIGNATURES