Form 10-K
period 2003-12-31
MONSTER WORLDWIDE INC
filed 2004-03-05
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

622 Third Avenue, New York, New York 10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(212) 351-7000
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001 per share

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

                The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,210,036,000 as of the last business day of the registrants' second fiscal quarter.

                The number of shares of Common Stock, $.001 par value, outstanding as of February 25, 2004 was approximately 115,694,209.

                Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the registrant's definitive Proxy Statement to be used in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ITEM 1. BUSINESS

Introduction

                Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest recruitment advertising agencies. Our more than 495,000 clients include, on a non-exclusive basis, approximately 90 of the Fortune 100 and approximately 490 of the Fortune 500 companies. These Fortune 100 and Fortune 500 clients accounted for 21% and 39%, respectively, of our revenue for the year ended December 31, 2003.

                We are headquartered in New York with approximately 4,300 employees in 19 countries. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is www.monsterworldwide.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available on our website, free of charge, under the caption "Investor Relations—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934.

Our Services

                We operate under three business segments: Monster, Advertising & Communications, and Directional Marketing, which for the year ended December 31, 2003, represented approximately 63%, 20% and 17% of our revenue, respectively.

Monster

                Our flagship brand Monster was founded in 1994 (the 454th commercial website in the world) and has since revolutionized the way employers and job seekers connect with one another. We help our clients streamline and more effectively manage their entire hiring process by providing them with one-stop-shopping for their recruitment needs online.

                Monster also offers jobseekers the best tools for them to manage their careers. Our online services, including free access to national and international job listings, significantly reduce the amount of time spent on job searches compared to traditional media such as newspaper classified advertisements. Monster also provides jobseekers ways to network with one another, obtain career advice and sharpen their employment search skills.

                As of February 2004, the Monster global network, which includes complementary job search websites such as flipdog.com and jobs.com, consisted of 22 local content and language sites in countries throughout North America, Europe and the Asia Pacific Region.

                Our Monster properties, which represent all sites and domains owned or operated by Monster Worldwide or its subsidiaries or with whom they have commercial arrangements, recorded over 52 million visits during the month of January 2004 according to independent research conducted by I/PRO, and were the 19th most visited sites on the Internet. In January 2004 our Monster properties recorded the leading power ranking of all career-based websites at 283.2. Power ranking is a metric that multiplies our properties' reach of 11.8%, by an average of 24 pages viewed per U.S. based visitor, both as reported by comScore Media Metrix for the month of January 2004. Our next closest competitor recorded a power ranking of 204.0. We consider power ranking a significant measure of our Monster properties' usefulness to job seekers and an indicator of the amount of time a potential jobseeker spends on our online properties to search for jobs, post resumes or research career related information.

                In January 2004, our clients had access to over 34 million resumes in Monster's resume database, which was growing by an average of more than 46,000 resumes daily. Our Monster properties had over 43 million job seeker members, over 312,000 member companies and over one million unique job postings within the Monster network.

                To retain and attract users to Monster, we continue to refine and refresh the site by introducing additional features that complement and enhance the user's career management experience.

                We continue to expand our career management services into vertical markets. In addition to the traditional services offered on our job search websites, our dedicated communities offer a variety of tools, services and content tailored to specific segments of the employment market. These communities include the non-exempt (hourly & skilled), government, and healthcare sectors, as well the diversity & inclusion community, which provides job seekers a wide range of career offerings, including links, articles, profiles, newsletters, and message boards on diversity topics, while offering employers a broader pool of qualified diverse job seekers.

                In 2003, we launched the Hourly and Skilled community on Monster to match employers with non-exempt or hourly workers, a market segment that we believe accounts for approximately 67 million people, or 50% of U.S. workers. These workers are now online and our Hourly and Skilled community offers them a fast and convenient way to search and apply for a wide range of jobs with employers. Utilizing Monster's powerful search engine technology, job seekers conduct targeted searches for the positions that best match their interests and skills. With customizable Hourly and Skilled applications, employers can quickly find and hire the most qualified workers for their available opportunities, through our online application process.

                In the government sector, Monster Government Solutions ("MGS") focuses on the development and marketing of customized recruitment portals and other online and off-line recruiting tools for federal, state and local governments. In September 2003, MGS overhauled the United States Federal government's official careers website, www.USAJOBS.opm.gov, operated by the U.S. Office of Personnel Management, the human resources agency for the executive branch of the U.S. Federal government. At www.usajobs.opm.gov, which is powered by Monster, job seekers interested in Federal employment can quickly and conveniently search and apply for open positions with the government departments. In the first three months of its launch, USAJOBS attracted more than 15 million visitors (compared to six million in the entire previous year), achieved the highest customer satisfaction rating in its history, and rates as one of the top five government websites in customer satisfaction. With the acquisition of QuickHire, Monster Government Solutions extends its leadership in delivering integrated recruitment solutions to the Federal HR community. QuickHire's technology is used by more than 90 Federal agencies to automate the review and ranking of every resume submitted in response to an advertisement. With up to 53% of the Federal workforce eligible to retire in the next five years, we believe our strong relationships with government agencies will help us expand our business.

                In addition to the services described above, Monster manages Internet properties such as Fastweb.com and MonsterTRAK.com that allow students at the secondary school and college level to begin managing their future career by searching for information about universities, scholarships, internships and eventually their entrance into the workplace.

Advertising & Communications

                Our TMP Worldwide Advertising & Communications business specializes in designing global, national and local recruitment advertising campaigns for clients in high growth industries and government agencies. We entered the recruitment advertising business in 1993 and have expanded this business worldwide through organic growth and acquisitions. We seek to help our clients position themselves as the employer of choice, and to attract and retain the most qualified candidates. In addition to traditional media, such as print advertising, we continue to expand the reach of our services through the utilization of online recruitment advertising, development of employer branding programs, image campaigns, creation of direct marketing materials, retention programs and other employee communications, job fairs, employee referral programs and campus recruiting. Our objectives are to remain client focused and attract new business while continuing to rationalize our expenses. Our ideas and recruiting strategies include the following:

Recruitment Advertising.    We design, manage and deliver employment advertising by focusing on strategic planning and research, providing consultative employment advertising solutions and developing employer branding messages. By providing a complete range of online services, complementing our innovative recruitment solutions, we create print, interactive, broadcast, collateral materials and implement proactive programs such as job fairs, employee referral programs and campus recruiting.

Interactive Communications.    We create and implement comprehensive online solutions that drive our clients' recruitment advertising and communications programs. To meet our clients' recruitment needs, we offer complete interactive solutions that change the way companies interact and communicate with their employees, organizations and brands.

Employer Branding.    We define, develop, protect and measure the employment brand by implementing communication initiatives to shift employee attitudes, creating platforms for recruitment, retention, employment marketing and public relations and closely monitor the key performance indicators to ensure the delivery of the branding process.

Employee Communications.    We develop communications strategies and deliver programs that allow employees to actively participate in a client's corporate vision. Through strategic research, planning and implementation tools which foster effective communication, we focus on ensuring that corporate objectives are communicated with consistency and accuracy and that our clients can maintain a dynamic corporate culture.

Directional Marketing

                TMP Worldwide Directional Marketing is the world's largest Yellow Pages advertising agency based on annual gross billings. We help our clients build, enhance, and protect their brand images using over 9,000 Yellow Pages directories. Our Directional Marketing business focuses on national accounts for clients who use yellow pages advertising programs to sell products or services in multiple markets. We entered the Yellow Pages advertising business in 1967 and have been able to use our more than 35 years of understanding consumers' use of Yellow Pages directories to introduce our clients to other marketing media that facilitate a connection between consumers and our clients, such as Monstermoving (www.monstermoving.com), which is also operated by our Directional Marketing division. Monstermoving is one of the world's largest online marketplaces for relocation information and moving-related services. We believe that people can manage their move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process.

                In addition to traditional advertising, we offer to our clients a variety of services ranging from online advertising to the staffing and operation of fulfillment centers, which respond to toll-free calls requesting product brochures and other information. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate us into client processes for the mutual benefit of both parties.

Sales and Marketing

                We maintain separate sales and marketing staffs for our Monster, Advertising & Communications and Directional Marketing businesses. The sales force for our Monster business consists of Telesales staff and a Field sales staff, some of which are further divided up into specialty groups to serve our vertical markets such as such as hourly and skilled, government, healthcare and staffing. Our Telesales staff is primarily responsible for telemarketing and customer service for small to medium sized clients and is located in our call centers in Indianapolis, Indiana and Maynard, Massachusetts. Our Field sales staff focuses on both local and national clients and is dispersed throughout our offices nationwide. Our sales, marketing and customer service staffs are broadly divided into two groups: (i) new business generation and (ii) existing client relationship maintenance and improvement. In addition to specializing by product, each group is both accountable and compensated for cross-selling our other products within our existing client base. Each product sales force also designs targeted selling campaigns for potential new clients. We also use broad based media, such as broadcast television, the Internet, radio, business publications and trade publications to promote the Monster and Monster Worldwide brands.

Clients

                We have over 495,000 clients. Our clients include, on a non-exclusive basis, approximately 90 of the Fortune 100 companies and approximately 490 of the Fortune 500 companies. Our clients also include small and medium-sized organizations, enterprises, government agencies and educational institutions. No one client accounts for more than 5% of our total annual revenue. Our Fortune 100 and Fortune 500 clients accounted for 21% and 39%, respectively, of our revenue for the year ended December 31, 2003.

Competition

                The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules. We face competition from a number of sources. These sources include media companies (primarily newspaper publishers), other job-related websites, Internet portals, national and regional advertising agencies and marketing communication firms. Many advertising agencies, media companies and newspaper publishers have internally developed or acquired new media capabilities such as online recruitment websites. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and our reputation among our clients and potential clients.

Intellectual Property

                Our success and ability to compete is dependent in part on the protection of our original content for the Internet and on the intangible value associated with our Internet uniform resource locators ("URL's"), domain names, trademarks, trade names, service marks, patent and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet. In addition, we rely on Federal and state trademark laws to provide additional protection for the identifying marks appearing on our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

                We also assert common law protection on certain names and marks that we have used in connection with our business activities.

                We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained certain patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not in the future be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

                Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of patent, copyright or trademark infringement against us. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could significantly harm our business, financial condition and operating results.

Government Regulation

                As an advertising agency that creates and places print and Internet advertisements, we are subject to Sections 5 and 12 of the Federal Trade Commission Act (the "FTC Act"), which regulates advertising in all media, including the Internet, and require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. The FTC Act prohibits the dissemination of false, deceptive, misleading, and unfair advertising, and grants the Federal Trade Commission ("FTC") enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and other remedies upon advertisers and advertising agencies that disseminate prohibited advertisements. Advertising agencies are subject to liability under the FTC Act if the agency actively participated in creating the advertisement, and knew or had reason to know that the advertising was false or deceptive.

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

                There can be no assurance that other current or new government laws and regulations, or the application of existing laws and regulations, will not subject us to significant liabilities, significantly dampen growth in Internet usage, prevent us from offering certain Internet content or services or otherwise significantly harm our business, financial condition or operating results.

Employees

                At February 1, 2004, we employed approximately 4,300 people worldwide. Generally, our employees are not represented by a labor union or a collective bargaining agreement except that our employees located in France are covered by collective bargaining agreements. We regard the relationships with our employees as satisfactory.

Risk Factors

We rely on the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing.

                Our success depends on our brands and their value. Our business would be harmed if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We may spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand during 2004. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be harmed significantly.

                We are also susceptible to others imitating our products, particularly Monster, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster, or infringement of our intellectual property rights could diminish the value of our brands or otherwise reduce our revenues.

Our operations have been and will be affected by future global economic fluctuations.

                The general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, if the current downturn in our business that began in the second half of 2001 continues, or there is a similar economic downturn in the future, especially in regions or industries where our operations are heavily concentrated, our business, financial condition and operating results could be significantly harmed. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be significantly harmed.

Our operating results fluctuate from quarter to quarter.

                Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including:

  •
  entering new markets;

  •
  enhancements to existing services;

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

  •
  the timing of our acquisitions; and

  •
  the timing of Yellow Pages directory closings, the largest number of which currently occur in the third quarter.

We face risks relating to developing technology, including the Internet.

                The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require our continuous improvement in the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We may not be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our websites and services. This could harm our business, financial condition and operating results.

                The online recruiting market is still young and rapidly evolving. The adoption of online recruiting and job seeking, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. Companies may not continue to allocate portions of their budgets to Internet-based recruiting and job seekers may not use online job seeking methods. As a result, we may not be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting does not remain widely accepted or if we are not able to anticipate changes in the online recruiting market, our business, results of operations and financial condition could be significantly harmed.

                New Internet services or enhancements that we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of client confidence. Any disruption in Internet access or in the Internet generally could significantly harm our business, financial condition and operating results. Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be significantly harmed.

                Trends that could have a critical impact on our success include:

  •
  rapidly changing technology in online recruiting;

  •
  evolving industry standards relating to online recruiting;

  •
  developments and changes relating to the Internet;

  •
  evolving government regulations;

  •
  competing products and services that offer increased functionality; and

  •
  changes in employer and job seeker requirements.

We rely heavily on our information systems and if our access to this technology is impaired or interrupted, or we fail to further develop our technology, our business could be harmed.

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

                Furthermore, we face competition from a number of sources. These sources include:

  •
  Internet portals and other job-related websites;

  •
  traditional media companies, including newspapers;

  •
  specialized and integrated marketing communication firms; and

  •
  national and regional advertising agencies.

                Many of our competitors or potential competitors have long operating histories, and some may have greater financial, management, technological development, sales, marketing and other resources than we do. Some of our competitors, who have greater financial resources than us, have chosen and may continue to choose to pay more than we are willing to pay for existing or potential affiliation agreements. If we do not renew an affiliation agreement, our stock price may be significantly harmed. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

                Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of Monster by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be significantly harmed.

                We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising, recruitment advertising or Yellow Pages advertising markets. Existing or future competitors may develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could significantly harm our business, financial condition and operating results.

We are vulnerable to intellectual property infringement claims brought against us by others and we may not have sufficient protection for our own intellectual property.

                Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, profits or damages, and the owner of the intellectual property might be able to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed.

                We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we are unable to protect our proprietary rights or maintain our rights to use key technologies of third parties, our business may be harmed.

                A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained certain patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with a competitive advantage. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property.

                In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license form third parties. These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

Computer viruses may cause our systems to incur delays or interruptions.

                Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation which in turn, could significantly harm our business, financial condition and operating results. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Our system's continuing and uninterrupted performance is critical to our success. Customers and job seekers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve Web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers and job seekers and result in reduced traffic or contract terminations, fee rebates and make goods, thereby reducing revenues. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be significantly damaged and our visitor traffic may decrease.

Our growth may be dependent on acquiring new businesses.

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

                We may not be able to identify any suitable acquisition candidate. If we do, financing for our desired acquisitions may not be available on terms we find acceptable and we may not be able to manage and integrate acquisitions successfully. Any inability to do so may significantly harm our business, financial condition and operating results. In addition, we have frequently used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise.

We have had and may face future difficulties managing growth.

                Historically, our business grew rapidly, both internally and through acquisitions, until the current downturn in our business that began in the second half of 2001. This expansion resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business grows rapidly again in the future, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be harmed.

If HH Group fails to meet its obligations, our financial condition and results of operations may be harmed.

                On March 31, 2003 we completed the spin-off of HH Group to our stockholders. As a result of the spin-off, HH Group agreed to indemnify us from liabilities related to their business. If, for whatever reason, a claim is made for which we do not receive indemnification, our financial condition and results of operations could be significantly harmed.

We face risks relating to our foreign operations.

                We conduct operations in 19 foreign countries, including Australia, Belgium, Canada, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Singapore, Spain and the United Kingdom. For the years ended December 31, 2003 and 2002, approximately 24% and 25%, respectively, of our total revenue was earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the U.S. dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

  •
  general political and economic trends.

                Also, if we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Traditional media remains important to us.

                A significant portion of our total revenue comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. This business constituted approximately 15% and 19% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We also receive a meaningful portion of our revenue from placing advertising in Yellow Pages directories. This business constituted approximately 14% of total revenue for the years ended December 31, 2003 and 2002. The total revenue we receive in the future from our traditional media operations may be less than the total revenue that we have received from such operations in the past.

                In addition, newer media, such as the Internet, may cause Yellow Pages directories and other forms of traditional media to become less desirable forms of advertising media. If we are not able to generate Internet advertising fees to offset any decrease in commissions from traditional media, our business, financial condition and operating results may be significantly harmed.

We depend on our key management personnel.

                Our continued success will depend to a significant extent on our senior management, including Andrew J. McKelvey, our Chairman of the Board and CEO. The loss of the services of Mr. McKelvey or one or more key employees could significantly harm our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could significantly harm our business, financial condition and operating results.

We are influenced by a principal stockholder.

                Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 36% of the combined voting power of all classes of our voting stock as of December 31, 2003. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

Effects of anti-takeover provisions could inhibit the acquisition of Monster Worldwide by others.

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

                The market for our common stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in advertising revenue, including the percentage of our revenue derived from Internet-based services and products, could cause the market price of our common stock to fluctuate significantly. Further, due to the volatility of the stock market generally, the price of our common stock could fluctuate for reasons unrelated to our operating performance.

                The market price of our common stock can be influenced by professional securities analysts' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts who regularly follow our common stock lower their ratings of our common stock or lower their projections for our future growth and financial performance, the market price of our common stock is likely to drop significantly.

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

                In the event that any advertising that we have created is found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to the advertising distributed via the Internet. The FTC has never brought any actions against us. Other current or new government laws and regulations, or the application of existing laws and regulations may:

  •
  subject us to significant liabilities including civil rights, affirmative action and other employment claims and state sales and use taxes;

  •
  significantly dampen growth in Internet usage;

  •
  prevent us from offering certain Internet content or services; or

  •
  otherwise significantly harm our business, financial condition and operating results.

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

                We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could significantly harm our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

                Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws or such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) may significantly harm our business, operating results and financial condition.

Legal proceedings may significantly harm our business.

                From time to time, we may become involved in litigation or other proceedings. It is possible that such litigation or proceedings may significantly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.

Executive Officers and Directors

                As of December 31, 2003, the executive officers and directors of the Company are as follows:

Name	Age	Position
Andrew J. McKelvey	69	Chairman of the Board, CEO and Director
William M. Pastore	55	Chief Operating Officer
Paul M. Camara	56	Executive Vice President-Creative/Sales/Marketing
Jeffrey C. Taylor	43	Founder and Chief Monster
Peter Dolphin	57	Group President, Europe
George R. Eisele	67	Executive Vice President of TMP Worldwide Direct and Director
Michael Sileck	43	Senior Vice President, Chief Financial Officer
Myron F. Olesnyckyj	42	Senior Vice President-General Counsel and Secretary
Brian Farrey	43	President, Monster Worldwide Technologies
Michael Kaufman	58	Director
John Swann	67	Director
Ronald J. Kramer	45	Director
John Gaulding	58	Director
David A. Stein	65	Director

                Andrew J. McKelvey founded the Company in 1967, and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College. Mr. McKelvey was a member of the Board of Directors of the Yellow Page Publishers Association and the Association of Directory Marketing from 1994 through September 1996.

                William M. Pastore joined the Company in October 2002 as Chief Operating Officer. Prior to joining the Company, Mr. Pastore was President of CIGNA HealthCare from January 1999 to October 2002 and Senior Vice President of CIGNA HealthCare from December 1995 to January 1999. Prior to joining CIGNA HealthCare, Mr. Pastore spent nearly 25 years at Citibank, N.A. in numerous senior operating roles. Mr. Pastore holds a B.S and an M.B.A. from Long Island University.

                Paul M. Camara joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. He was named to his current position in April 1996. Mr. Camara received a B.F.A. from the University of Massachusetts-Dartmouth.

                Jeffrey C. Taylor joined the Company in November 1995. Mr. Taylor was founder and president of Adion, Inc., a recruitment advertising firm, from May 1989 until its purchase by the Company in November 1995. Mr. Taylor founded The Monster Boardsm in April 1994 and launched TMP Interactive in 1995. He holds a B.A. from the University of Massachusetts at Amherst.

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

                George R. Eisele joined the Company in 1976, and has been Executive Vice President of TMP Worldwide Direct, the Company's response marketing business, since 1989, and a director of the Company since September 1987. Mr. Eisele attended Fairleigh Dickinson University and Drexel University.

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

                Brian Farrey joined the Company in July 1999 as Chief Technology Officer of the Company's Monster division. He was appointed to his current position in March 2002. Prior to joining the Company, Mr. Farrey was Chief Operating Officer and Chief Technology Officer of Order Trust, an order processing company, from 1995 to July 1999. Mr. Farrey holds a B.A. from Rochester Institute of Technology and an M.S. from Worcester State College.

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

                Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has served as President and a director of Wynn Resorts, Limited, an entertainment and gaming company, since April 2002. Mr. Kramer was previously a managing director of Dresdner Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Prior thereto, Mr. Kramer was the Chairman and CEO of Ladenburg Thalmann Group Inc. from 1995 to 1999. Mr. Kramer is also a director of Griffon Corporation, Lakes Gaming and New Valley Corporation. Mr. Kramer holds a B.S. from the Wharton School of the University of Pennsylvania and a M.B.A. from New York University Graduate School of Business.

                John Gaulding has been a director of the Company since June 2001 and also served as a director of the Company from January 1996 to October 1999. Mr. Gaulding is a private investor and business consultant in the fields of strategy and organization. He was Chairman and Chief Executive Officer of National Insurance Group, a publicly traded financial information services company, from April 1996 through July 11, 1996, the date of such company's sale. For six years prior thereto, he was President and Chief Executive Officer of ADP Claims Solutions Group. From 1985 to 1990, Mr. Gaulding was President and Chief Executive Officer of Pacific Bell Directory, the Yellow Pages publishing unit of Pacific Telesis Group. Mr. Gaulding served as Co-Chairman of the Yellow Pages Publishers Association from 1987 to 1990. He holds a B.S. from the University of California at Los Angeles and an M.B.A. from the University of Southern California. Mr. Gaulding is also a director of Ants Software, Inc. and Yellow Pages Group, Canada's largest telephone directory publisher.

                David A. Stein has been a director of the Company since June 2003. Mr. Stein is the Chairman and Chief Executive Officer of Southern Industrial Corporation, the Jacksonville, Florida-area Burger

King franchisee of 33 Burger King restaurants. He is also Chairman of Jacksonville-based King Provision Corporation, an approved Burger King food and paper distributor, and Chairman of T.L. Cannon Corporation, a franchisee of Applebee's restaurants in New York and Connecticut. Mr. Stein has been a Burger King franchisee for more than 40 years. Mr. Stein was a founder of the Jewish Community Alliance in Jacksonville, Florida. He has also served the United Way, the Jacksonville Chamber of Commerce, University Medical Center, University of North Florida, WJCT Public Television and other Jacksonville-area organizations and clubs as an officer or Board member. Mr. Stein attended the University of Florida.

ITEM 2. PROPERTIES

                Substantially all of our offices are located in leased premises.

                We occupy approximately 26,000 square feet of the space at our principal office location, located at 622 Third Avenue, New York, New York. Including the space that we occupy, we lease a total of 104,000 square feet of space, at our principal office location, under an agreement expiring in July 2015. Monthly payments under the lease agreement are approximately $456,000. Our former staffing division, now Hudson Highland Group, Inc., subleases approximately 52,000 square feet of space at our principal office location for approximately $232,500 per month, with the remaining space sublet to another third party lessee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                The information regarding market and market price range of our common stock may be found in "Financial Information by Quarter (Unaudited)" in Item 8 of this Form 10-K.

                As of February 25, 2004, there were approximately 1,677 stockholders of record of our Common Stock and the last reported sale price of our stock as reported by The NASDAQ Stock Market, Inc. was $21.29.

                We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by Monster Worldwide to support our growth strategy. Accordingly, we do not anticipate paying cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on April 5, 2003, restricts the payment of dividends on our stock. On March 31, 2003, we paid a non-cash dividend consisting of all of the stock of HH Group to our stockholders of record on March 14, 2003.

Issuance of Unregistered Securities

                None.

ITEM 6.    SELECTED FINANCIAL DATA

                Five years ended December 31, 2003 (in thousands, except per share amounts):

STATEMENT OF OPERATIONS DATA:	1999	2000	2001	2002	2003

Revenue	$470,767	$751,053	$874,574	$700,540	$679,640

Salaries & related, office & general and marketing & promotion	389,879	629,935	689,004	597,787	604,513
Merger & integration and restructuring costs (1)	16,181	13,609	29,303	3,178	—
Business reorganization & other special charges	—	—	—	103,820	47,922
Amortization of intangibles	11,423	10,796	12,110	2,405	2,400

Total operating expenses	417,483	654,340	730,417	707,190	654,835

Income (loss) from operations	$53,284	$96,713	$144,157	$(6,650)	$24,805

Income (loss) from continuing operations before accounting change	$47,909	$69,613	$94,322	$(15,022)	$7,321

Net income (loss)	$8,158	$50,863	$69,020	$(534,896)	$(81,864)

Basic earnings per share:
Income (loss) from continuing operations before accounting change	$0.51	$0.66	$0.86	$(0.13)	$0.07
Loss from discontinued operations, net of tax	(0.42)	(0.18)	(0.23)	(0.82)	(0.80)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.85)	—

Net income (loss)	$0.09	$0.48	$0.63	$(4.80)	$(0.73)

Diluted earnings per share:
Income (loss) from continuing operations before accounting change	$0.49	$0.63	$0.83	$(0.13)	$0.06
Loss from discontinued operations, net of tax	(0.41)	(0.17)	(0.22)	(0.82)	(0.78)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3.85)	—

Net income (loss)	$0.08	$0.46	$0.61	$(4.80)	$(0.72)

BALANCE SHEET DATA (2):	1999	2000	2001	2002	2003

Current assets	$704,550	$1,317,500	$1,005,918	$808,546	$566,983
Current liabilities	665,795	917,065	929,608	799,220	639,995
Total assets	1,183,657	2,082,945	2,206,362	1,630,795	1,122,279
Long-term liabilities	146,733	86,709	47,492	18,136	14,092
Total stockholders' equity	371,129	1,079,171	1,229,262	813,439	468,192

OTHER FINANCIAL DATA:	1999	2000	2001	2002	2003

Income (loss) from continuing operations before income taxes and accounting change	$44,277	$119,600	$158,980	$(5,173)	$23,621
Interest (income) expense, net	8,317	(24,676)	(13,068)	(640)	726
Depreciation and amortization	31,055	32,781	42,061	33,903	28,049
Merger & integration and restructuring costs (1)	16,181	13,609	29,303	3,178	—
Business reorganization & other special charges	—	—	—	103,820	47,922
  (1)
  Net of a $15,000 termination fee received as a result of the termination of our merger with HotJobs.com, Ltd. in 2001.

  (2)
  Years 1999 through 2002 include assets, liabilities and equity relating to our discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

                We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, our senior management might make forward-looking statements. Broadly speaking, forward-looking statements include:

  •
  projections of our revenues, income, earnings per share, capital expenditures, capital structure or other financial items;

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

  •
  forecasts of our future economic performance; and

  •
  descriptions of assumptions underlying or relating to the foregoing.

                Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations and are not guarantees. Forward-looking statements speak as of only the date they are made, and we might not update them to reflect changes that occur after the date they are made.

                There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1. Business Risk Factors" of this report.

Overview

                Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest recruitment advertising agencies. Our more than 495,000 clients include, on a non-exclusive basis, approximately 90 of the Fortune 100 and approximately 490 of the Fortune 500 companies. These Fortune 100 and Fortune 500 clients accounted for 21% and 39%, respectively, of our revenue for the years ended December 31, 2003. We are headquartered in New York with approximately 4,300 employees in 19 countries.

                Our flagship brand Monster was founded in 1994 as the 454th commercial website in the world and has since revolutionized the way employers and job seekers connect with one another. We help clients streamline and more effectively manage their entire hiring process by providing them with one-stop-shopping for their online recruitment and career management needs.

                As of February, 2004, the Monster global network consists of 22 local content and language sites in countries throughout North America, Europe and the Asia Pacific Region. We recorded over 52 million visits during the month of January 2004 according to independent research conducted by I/PRO, and offered a database of over 34 million resumes.

                On March 31, 2003, we completed the distribution (the "spin-off") of the common stock of Hudson Highland Group, Inc. ("HH Group"), which we previously reported as our eResourcing and Executive Search divisions. The spin-off was effected by way of a pro-rata tax free dividend (the "Distribution") of the common stock of HH Group to holders of our common stock on March 31, 2003. In the Distribution, our stockholders received one share of HH Group common stock for every 13 1/3 shares of our common stock owned. Our stockholders paid no consideration for the shares of HH Group stock they received. As a result of the spin-off, our financial statements have been classified to reflect HH Group as discontinued operations for all periods presented.

                In August 2003, we terminated our joint venture arrangement (the "JV") with Ninemsn in Australia and New Zealand. We have shut down our websites in Australia and New Zealand (Monster.au and Monster.nz) and have redirected all traffic to our Monster.com website. Our shut down plan includes employee terminations, client notifications and property abandonment, and was substantially complete as of August 15, 2003 (the "Disposition"). Accordingly, our financial statements have been classified to reflect the Disposition as discontinued operations for all periods presented.

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

Revenue Recognition and Work-In-Process

Monster.    Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other ancillary services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically one to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Advertising & Communications.    Our Advertising & Communications division derives revenue for job advertisements placed in newspapers, Internet career job boards such as Monster and other media, plus associated fees for related services. Revenue is recorded net of media placement costs, which are passed on to the customer. Revenue is generally recognized upon placement date for newspapers and other print and offline media. Online media revenue is recognized when services are purchased.

Directional Marketing.    Our Directional Marketing division derives revenue from the placement of advertisements in telephone directories (Yellow Pages advertising). Revenue for Yellow Pages advertisements are recognized on the publications' closing dates and are recorded net of publisher advertising costs, which are passed on to the customer. Direct operating costs incurred that relate to future revenue for Yellow Pages advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. In addition, we earn revenue from mortgage companies, real estate firms and other companies that place advertisements on our online relocation portal, Monstermoving. Revenue derived from such advertisements is recognized over the stated terms of fixed contracts, or upon referral to advertisers on our website for performance based contracts.

Goodwill and Intangibles

                Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased and intangibles consist primarily of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill these costs are being amortized over periods ranging from two to thirty years. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In addition, SFAS 142 eliminates the amortization of indefinite lived intangible assets.

                In connection with our implementation of SFAS 142, we recorded a non-cash charge of $428.4 million, net of tax, at January 1, 2002, which has been reflected in our consolidated statement of operations as a cumulative effect of accounting change for the year ended December 31, 2002. We have adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. As a result, changes in these assumptions and current working capital could materially change the outcome of each reporting unit's fair value determinations in future periods, which could require a further permanent write-down of goodwill. For example, increasing the discount rate that we used in our 2003 assessment by 1% would have decreased the fair value of our Advertising & Communications reporting unit below its book value by approximately $0.4 million, causing us to further evaluate the reporting unit for impairment by determining the implied fair value of the reporting unit's goodwill using further steps provided for under SFAS 142, including the identification of potentially unrecognized intangible assets. We would then compare such value to the carrying amount of the reporting unit's goodwill. Increasing the discount rate used by 1% would not have indicated impairment in our other reporting units. A decrease in the discount rate used would have had no effect on our financial statements. We will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist. The estimates that we have used are consistent with the plans and estimates that we are using to manage the underlying business. If we fail to achieve our estimates of market share or if labor markets fail to improve, we may incur further charges for impairment of goodwill.

Merger, Integration, Restructuring and Business Reorganization and Spin-off Plans

                We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Accounts Receivable

                We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. The Company assesses the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 5.0% of our accounts receivable portfolio as of

December 31, 2003. A 1% change in the calculation of bad debt reserves for the year ended December 31, 2003, would have impacted the allowance for doubtful accounts by approximately $3.7 million.

Results of Operations

                The following table sets forth certain statement of operations data and cash flow information (in thousands):

	Year Ended December 31,

STATEMENT OF OPERATIONS DATA:	2003	2002	2001

Revenue:
Monster	$424,313	$414,367	$533,830
Advertising & Communications	138,443	166,852	216,489
Directional Marketing	116,884	119,321	124,255

Total revenue	$679,640	$700,540	$874,574

Total operating expenses	$654,835	$707,190	$730,417
Operating income (loss)	$24,805	$(6,650)	$144,157
Income (loss) from continuing operations before accounting change	$7,321	$(15,022)	$94,322
Net income (loss)	$(81,864)	$(534,896)	$69,020
CASH FLOW INFORMATION:
Cash provided by operating activities of continuing operations	$41,466	$96,397	$178,882
Cash used for investing activities of continuing operations	(37,650)	(54,358)	(297,191)
Cash provided by (used for) financing activities of continuing operations	(27,474)	(17,460)	14,692
Cash used for discontinued operations	(28,844)	(180,698)	(130,233)
Effect of exchange rate changes on cash and cash equivalents	3,201	7,094	(1,834)

Constant Currencies

                We define the term "constant currency" to be a comparison of financial information from period to period that excludes the effect of translating foreign currencies to U.S. dollars at differing exchange rates. Changes in our revenues and core operating expenses, which we identify as salaries and related, office and general and marketing and promotion expenses, include the effect of changes in foreign currency exchange rates because they are translated at average exchange rates for each period, as required by generally accepted accounting principles.

                The Company believes that these calculations are a useful measure, providing additional detail about the change in operations from period to period. Earnings from subsidiaries are rarely repatriated to the United States and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company's economic condition.

	2003			2002

	Reported Amount	Currency Translation	Constant Currency	Reported Amount	Constant Currency $ Change	Constant Currency % Change

Revenue:
Monster	$424,313	$(10,970)	$413,343	$414,367	$(1,024)	(0.2)%
Advertising & Communications	138,443	(11,992)	126,451	166,852	(40,401)	(24.2)%
Directional Marketing	116,884	(525)	116,359	119,321	(2,962)	(2.5)%

Total revenue	$679,640	$(23,487)	$656,153	$700,540	$(44,387)	(6.3)%

Core Operating Expenses:
Salaries and related	$323,204	$(13,269)	$309,935	$313,133	$(3,198)	(1.0)%
Office and general	158,841	(5,611)	153,230	157,621	(4,391)	(2.8)%
Marketing and promotion	122,468	(1,865)	120,603	127,033	(6,430)	(5.1)%

Core operating expenses	$604,513	$(20,745)	$583,768	$597,787	$(14,019)	(2.3)%

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Monster

                The operating results of our Monster division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Revenue	$424,313	$414,367	$9,946	2.4%

Salaries and related, office and general, marketing and promotion	337,203	335,848	1,355	0.4%
Amortization of intangibles	1,518	1,451	67	4.6%
Merger, integration, business reorganization, spin-off costs and other special charges	28,606	49,063	(20,457)	(41.7)%

Total operating expenses	367,327	386,362	(19,035)	(4.9)%

Operating income	$56,986	$28,005	$28,981	103.5%

                The Monster division's revenue increased mainly as a result of strong organic growth in its North American operations, where we began to see signs of a solidifying employment environment and a significant increase in orders booked by our sales staff toward the end of 2003, and favorable currency exchange rates. In addition, we introduced new revenue-generating services that are vertically compatible with Monster.com and were targeted toward the stronger sectors of the economy, such as the Hourly and Skilled workforce, Government, Healthcare and Diversity. In July 2003, we acquired Washington D.C. based QuickHire, Inc. ("QuickHire"), which further strengthened our position in the Government sector, particularly within the larger agencies of the federal government. QuickHire generated $4.0 million of revenue for the Monster division during the second half of 2003. Increases in the division's revenue were offset by lower revenue in our European operations, partially due to office closings in Scandinavia in the first quarter of 2003. Also included in the Monster division's revenue is $4.5 million and $20.4 million for 2003 and 2002, respectively, of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

                The Monster division's core operating expenses were a lower percentage of revenue in 2003 as a result of our 2002 reorganization plans and decreased spending on marketing and promotion. Partially offsetting our cost cuts were increased costs to further develop vertical markets, such as government and healthcare, and an increase in our sales staff in the latter part of the year. In addition, operating margins improved as a result of lower merger, integration, business reorganization and spin-off costs.

Advertising & Communications

                The operating results of our Advertising & Communications division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Revenue	$138,443	$166,852	$(28,409)	(17.0)%

Salaries and related, office and general, marketing and promotion	158,280	164,735	(6,455)	(3.9)%
Amortization of intangibles	294	285	9	3.2%
Merger, integration, business reorganization, spin-off costs and other special charges	11,766	37,021	(25,255)	(68.2)%

Total operating expenses	170,340	202,041	(31,701)	(15.7)%

Operating loss	$(31,897)	$(35,189)	$3,292	9.4%

                The decrease in Advertising & Communications revenue is primarily related to the global decline in newspaper job placement advertising reflecting the effects of weak economies as well as continuous migration away from traditional recruitment advertising and toward online career solutions. We saw signs of stability in the division's revenue base near the end of 2003 and continue to focus our efforts on selling Monster services to clients of our Advertising & Communications division, however we do not anticipate that the print recruitment advertising market will return to its previous levels as we continue to see a migration away from help-wanted advertising in newspapers toward online career solutions.

                Core operating expenses decreased significantly on a constant currency basis in 2003 when compared to the prior year period, as we reduced the number of employees in the division and consolidated offices in an effort to bring our cost structure in line with the declining revenue base. Because of the level of uncertainty surrounding a significant rebound in the newspaper help wanted advertising market, we are carefully monitoring the cost structure of our Advertising & Communications division and have focused our attention on additional revenue-generating initiatives.

Directional Marketing

                The operating results of our Directional Marketing division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Revenue	$116,884	$119,321	$(2,437)	(2.0)%

Salaries and related, office and general, marketing and promotion	109,030	97,204	11,826	12.2%
Amortization of intangibles	588	669	(81)	(12.1)%
Merger, integration, business reorganization, spin-off costs and other special charges	7,550	20,914	(13,364)	(63.9)%

Total operating expenses	117,168	118,787	(1,619)	(1.4)%

Operating income (loss)	$(284)	$534	$(818)	(153.2)%

                Directional Marketing revenue decreased in 2003, as a result of lower demand for advertising on our Monstermoving.com website, while the Yellow Pages advertising business was relatively flat compared to the prior year. Although we continued to see pricing pressure on Yellow Pages advertising commissions by both publishers and our clients, we experienced some relief at the end of 2003.

                The division's operating margins decreased due to higher core operating expense levels related to our Yellow Pages services as we undertook measures to re-engineer the cost and management structure of the division. In addition to reducing the number of employees in the division and consolidating certain offices, we incurred incremental costs to automate our customer response management system, which is intended to streamline our sales process and order entry system.

Total Operating Expenses and Operating Income (Loss)

                Consolidated operating expenses for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Salaries and related	$323,204	$313,133	$10,071	3.2%
Office and general	158,841	157,621	1,220	0.8%
Marketing and promotion	122,468	127,033	(4,565)	(3.6)%
Merger and integration	—	3,178	(3,178)	(100)%
Business reorganization, spin-off costs and other special charges	47,922	103,820	(55,898)	(53.8)%
Amortization of intangibles	2,400	2,405	(5)	(0.2)%

Total operating expenses	$654,835	$707,190	$(52,355)	(7.4)%

Operating income (loss)	$24,805	$(6,650)	$31,455	473.0%

                The decrease in consolidated operating expenses is primarily due to lower business reorganization, spin-off and other special charges as we finalized our reorganization plan at the end of 2002 and completed the spin-off of HH Group in the first quarter of 2003. Merger & integration costs also decreased as we finalized the integration of our acquisitions accounted for as poolings of interests. Although our core operating expenses were higher by $6.7 million in 2003, it was mainly as a result of rising foreign currency exchange rates, particularly the British Pound and the Euro. When compared to the prior year, currency translation rates increased our core operating expenses by $20.7 million. We devoted significant resources toward bringing our expense levels lower in 2003, as evidenced by the decrease in core operating expenses on a constant currency basis. The constant currency decrease in core operating expenses was partially offset by higher salaries at the Monster division due to additional sales force, the acquisition of QuickHire, and higher sales commissions due to stronger sales in the second half of the year. In addition, re-engineering the structure of our Directional Marketing division had a temporary incremental effect on salaries in the fourth quarter of 2003. The increase in office and general expenses in 2003 includes a $5.6 million increase as a result of a weaker U.S. dollar in 2003, investments in new Monster services, such as Networking and Government Services, and technology spending in Directional Marketing, which are all offset by Company-wide cost-cutting efforts. Marketing and promotion in the year ended December 31, 2003 decreased primarily due to the timing of our marketing spending in our Monster division.

                Merger and integration expenses reflect costs incurred as a result of pooling of interests transactions and the planned integration of such companies. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. The 2003 decrease is a result of the finalization of our exit strategies related to our pooled businesses.

                Business reorganization and other special charges is comprised of severance and related costs of $7.0 million, future lease obligations on exited properties of $5.7 million and $25.8 million relating to fixed asset write-offs for property and equipment, primarily leasehold improvements, computer equipment and software. In addition, we recorded $9.4 million for professional fees primarily relating to legal costs in connection with our workforce reduction, and accounting and investment banking fees in connection with the spin-off transaction.

Income Taxes

                Income taxes for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Income (loss) from continuing operations before income taxes and accounting change	$23,621	$(5,173)	$28,794	556.6%
Income taxes	$16,300	$9,849	$6,451	65.5%
Effective tax rate	69.0%	(190.4)%

                Our effective tax rates differ from the statutory rate due to the impact of nondeductible merger, integration, business reorganization and spin-off costs and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for income taxes.

Accounting Change

                On January 1, 2002, we recorded a cumulative effect of accounting change, net of tax benefit, of $428.4 million, related to goodwill impairment, in our consolidated financial statements for the twelve months ended December 31, 2002. The following table summarizes our cumulative effect of accounting change recorded during the full year 2002 by reporting unit:

(in thousands)	January 1, 2002

Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Discontinued Operations

                The results from discontinued operations for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2003	2002	$	%

Revenue	$94,158	$414,082	$(319,924)	(77.3)%

Salaries and related, office and general, and marketing and promotion	124,555	457,122	(332,567)	(72.8)%
Merger and integration	975	5,373	(4,398)	(81.9)%
Business reorganization and other special charges	9,147	74,538	(65,391)	(87.7)%
Amortization of intangibles	169	754	(585)	(77.6)%

Total operating expenses	134,846	537,787	(402,941)	(74.9)%

Operating loss	(40,688)	(123,705)	83,017	67.1%
Non-operating expenses, net	(2,159)	(888)	1,271	143.1%
Minority interests	(1,163)	(1,963)	(800)	(40.8)%

Loss before income taxes	(41,684)	(122,630)	80,946	66.0%
Income taxes	47,501	(31,130)	78,631	252.6%

Loss from discontinued operations, net of tax	$(89,185)	$(91,500)	$2,315	2.5%

                In connection with our spin-off transaction on March 31, 2003 and the termination of our joint venture arrangement in Australia and New Zealand in August of 2003, we have classified the results of operations of our former eResourcing and Executive Search divisions and our terminated joint venture as discontinued operations.

Income (Loss) from Continuing Operations and Net Loss

                Income (loss) from continuing operations and net loss and per share amounts for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands, except per share amounts)	2003	2002	$	%

Net loss:
Income (loss) from continuing operations before accounting change	$7,321	$(15,022)	$22,343	148.7%
Loss from discontinued operations, net of tax	(89,185)	(91,500)	2,315	2.5%
Cumulative effect of accounting change, net of $20,000 tax benefit	—	(428,374)	428,374	100.0%

Net loss	$(81,864)	$(534,896)	$453,032	84.7%

Diluted loss per share:
Income (loss) per share from continuing operations before accounting change	$0.06	$(0.13)	$0.19
Loss per share from discontinued operations, net of tax	(0.78)	(0.82)	0.04
Cumulative effect of accounting change per share, net of tax benefit	—	(3.85)	3.85

Diluted loss per share	$(0.72)	$(4.80)	$4.08

Diluted weighted average shares outstanding	114,087	111,339	2,748	2.5%

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Monster

                The operating results of our Monster division for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Revenue	$414,367	$533,830	$(119,463)	(22.4)%

Salaries and related, office and general, marketing and promotion	335,848	378,962	(43,114)	(11.4)%
Amortization of intangibles	1,451	2,952	(1,501)	(50.8)%
Merger, integration, business reorganization, spin-off costs and other special charges	49,063	(707)	49,770	7039.6%

Total operating expenses	386,362	381,207	5,155	1.4%

Operating income	$28,005	$152,623	$(124,618)	(81.7)%

                Revenue decreased in 2002, primarily as a result of a weak global economy and an increased U.S. unemployment rate compared to 2001. The impact of the economy affected both job posting revenue and revenue generated from client access to Monster's resume database, as sales related to both declined ratably when compared to 2001. To mitigate the effects of our declining revenue base, we introduced new services that were targeted toward areas of the economy that remained relatively stable in 2002, such as Monster Government Solutions. Revenue in 2002 and 2001 contains $20.4 million and $24.4 million, respectively, earned from cross-selling with our former staffing division, now the staffing division of HH Group.

                Core operating expenses decreased considerably over the prior year, primarily as a result of the business reorganization that we announced in second and fourth quarters of 2002, offset by the effects of higher currency exchange rates in the 2002 period. As a result of the downturn in our revenue in 2002, we lowered Monster's core operating expenses in 2002 through reorganization initiatives, which were mainly comprised of workforce reduction and office closings. Amortization of intangibles declined as a result of our implementation of SFAS 142, which eliminated the amortization of goodwill and other indefinite-lived intangible assets.

Advertising & Communications

                The operating results of our Advertising & Communications division for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Revenue	$166,852	$216,489	$(49,637)	(22.9)%

Salaries and related, office and general, marketing and promotion	164,735	199,303	(34,568)	(17.3)%
Amortization of intangibles	285	6,150	(5,865)	(95.4)%
Merger, integration, business reorganization and other special charges	37,021	21,714	15,307	70.5%

Total operating expenses	202,041	227,167	(25,126)	(11.1)%

Operating loss	$(35,189)	$(10,678)	$24,511	229.5%

                Revenue declined in 2002 as a result of a weak global economy and, in particular, a decline in the volume of help wanted advertising placed in newspapers. We have seen the U.S. newspaper help wanted market decline annually since 2000 as online alternatives, such as Monster, gain an increasing share of the recruitment advertising market. According to industry statistics, online recruitment has risen from approximately 8% of the total recruitment advertising market in 2000 to 14.1% in 2002. As a result of this trend, which we expect to continue, we have diversified our product offerings to include creative services, such as employee communications and retention programs, and other consulting services to corporate human resources departments. In addition we continually look to leverage our Advertising & Communications sales force as a means of driving business to our Monster division, where operating margins are typically higher.

                Core operating expenses decreased over the prior year, primarily as a result of the business reorganization that we announced in second and fourth quarters of 2002. Merger and integration costs declined considerably in the 2002 period as the majority of our prior year acquisitions' exit plans were finalized. As a result of the downturn in our revenue in 2002, we rationalized our core operating expenses in 2002 through reorganization initiatives, which were mainly comprised of workforce reduction and office consolidations. Amortization of intangibles declined as a result of our implementation of SFAS 142, which eliminated the amortization of goodwill and other indefinite-lived intangible assets.

Directional Marketing

                The operating results of our Directional Marketing division for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Revenue	$119,321	$124,255	$(4,934)	(4.0)%

Salaries and related, office and general, marketing and promotion	97,204	110,739	(13,535)	(12.2)%
Amortization of intangibles	669	3,008	(2,339)	(77.8)%
Merger, integration, business reorganization, spin-off costs and other special charges	20,914	8,296	12,618	152.1%

Total operating expenses	118,787	122,043	(3,256)	(2.7)%

Operating income	$534	$2,212	$(1,678)	(75.9)%

                Directional Marketing's decline in revenue reflects lower commissions paid by yellow page publishers in 2002 versus 2001 and a decrease in revenue relating to our Monstermoving product offerings. Although we have seen commissions paid by Yellow Pages publishers deteriorate in recent years, our Directional Marketing business remained one of our most prominent points of contact with our clients, allowing us to introduce them to our Monster and Monstermoving product offerings. The year ended December 31, 2002 also includes a full year of operations for US Motivation, a business we acquired in September 2001.

                The division's operating margins declined in 2002 mainly as a result of our business reorganization and other special charges, however merger and integration costs were down significantly from 2001 as we finalized our integration plans from prior year acquisitions. The division's core operating expenses were lower in 2002 as a result of our reorganization efforts, which began in June of that year.

Total Operating Expenses and Operating Income (Loss)

                Consolidated operating expenses for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Salaries and related	$313,133	$336,712	$(23,579)	(7.0)%
Office and general	157,621	176,695	(19,074)	(10.8)%
Marketing and promotion	127,033	175,597	(48,564)	(27.7)%
Merger and integration	3,178	29,303	(26,125)	(89.2)%
Business reorganization, spin-off costs and other special charges	103,820	—	103,820	100.0%
Amortization of intangibles	2,405	12,110	(9,705)	(80.1)%

Total operating expenses	$707,190	$730,417	$(23,227)	(3.2)%

Operating income (loss)	$(6,650)	$144,157	$(150,807)	(104.6)%

                Total operating expenses decreased primarily due to lower core operating expenses, which benefited from cost cutting measures that we began implementing near the end of 2001 and continued into 2002. Merger & integration costs also decreased significantly as we finalized the integration of our acquisitions accounted for as poolings of interests. In the second and fourth quarters of 2002, we recorded charges to reorganize our operations and bring our core operating expenses in line with our revenue projections in response to the sharp downturn in the global economy and employment environment. Business reorganization and other special charges consisted primarily of a $25.0 million severance related charge to reduce our workforce, $56.4 million of costs to close and consolidate offices and $12.7 million of incremental professional fees related to the reorganization. Also as part of the reorganization plans, we wrote off $9.7 million of investments in, and loans to businesses that we were no longer pursuing as part of our strategy. We terminated more than 1,000 employees in connection with our plans. The year ended December 31, 2001 contains considerably more marketing and promotion expense as a result of our Olympic advertising campaign and the launch of Monster into several European markets in that period. The decrease in amortization of intangibles in 2002 relates to our adoption of SFAS 142. As a result, goodwill arising from purchase acquisitions has not been amortized in 2002. Had goodwill not been amortized in 2001, amortization expense would have been $2.3 million.

Income Taxes

                Income taxes for the years ended December 31, 2002 and 2001 are as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Income (loss) from continuing operations before income taxes and accounting change	$(5,173)	$158,980	$(164,153)	(103.3)%
Income taxes	$9,849	$64,658	$(54,809)	(84.8)%
Effective tax rates	(190.4)%	40.7%

                Our effective tax rates differ from the statutory rate due to the impact of nondeductible merger, integration, business reorganization and spin-off costs and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for income taxes.

Accounting Change

                In connection with our adoption of SFAS 142, we recorded a goodwill impairment charge of $428.4 million as a cumulative effect of accounting change, net of tax, in our consolidated statement of operations for the year ended December 31, 2002. The following table summarizes our cumulative effect of accounting change by reporting unit:

(in thousands)	January 1, 2002
Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Discontinued Operations

                Loss from discontinued operations for the years ended December 31, 2002 and 2001 is as follows:

	Year Ended December 31,		Increase (Decrease)

(in thousands)	2002	2001	$	%

Revenue	$414,082	$573,483	$(159,401)	(27.8)%

Salaries and related, office and general, and marketing and promotion	457,122	546,707	(89,585)	(16.4)%
Merger and integration	5,373	43,177	(37,804)	(87.6)%
Business reorganization and other special charges	74,538	—	74,538	100.0%
Amortization of intangibles	754	14,324	(13,570)	(94.7)%

Total operating expenses	537,787	604,208	(66,421)	(109.9)%

Operating loss	(123,705)	(30,725)	(92,980)	(302.6)%
Non-operating expenses, net	(888)	(2,817)	1,929	68.5%
Minority interests	(1,963)	(1,148)	815	71.0%

Loss before income taxes	(122,630)	(32,394)	(90,236)	(278.6)%
Provision (benefit) for income taxes	(31,130)	(7,092)	(24,038)	(338.9)%

Loss from discontinued operations, net of tax	$(91,500)	$(25,302)	$(66,198)	(261.6)%

                In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia, we have classified the results of operations of our former eResourcing and Executive Search divisions, and the results of Monster's Australian joint venture arrangement, as discontinued operations.

Income (Loss) from Continuing Operations and Net Income (Loss)

                Income (loss) from continuing operations, net income (loss) and per share amounts for the years ended December 31, 2002 and 2001 are presented below. As a result of our adoption of SFAS 142, we ceased amortizing indefinite lived intangibles, such as goodwill. Adjusted net income (loss) and adjusted diluted net income (loss) per share is presented below for comparative purposes.

	Year Ended December 31,		Increase (Decrease)

(in thousands, except per share amounts)	2002	2001	$	%

Net income (loss):
Income (loss) from continuing operations before accounting change	$(15,022)	$94,322	$(109,344)	(115.9)%
Loss from discontinued operations, net of tax	(91,500)	(25,302)	(66,198)	(261.6)%
Cumulative effect of accounting change, net of $20,000 tax benefit	(428,374)	—	(428,374)	(100.0)%

Net income (loss), as reported	(534,896)	69,020	(603,916)	(875.0)%
Goodwill amortization, net of tax	—	20,470	(20,470)	(100.0)%

Adjusted net income (loss)	$(534,896)	$89,490	$(624,386)	(697.7)%

Diluted income (loss) per share:
Income (loss) per share from continuing operations before accounting change	$(0.13)	$0.83	$(0.96)
Loss per share from discontinued operations, net of tax	(0.82)	(0.22)	(0.60)
Cumulative effect of accounting change per share, net of tax benefit	(3.85)	—	(3.85)

Diluted income (loss) per share, as reported	(4.80)	0.61	(5.41)
Goodwill amortization, net of tax	—	0.18	(0.18)

Adjusted diluted income (loss) per share	$(4.80)	$0.79	$(5.59)

Weighted average shares outstanding	111,339	113,426	(2,087)	(1.8)%

Financial Condition

                Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. in the first quarter of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and September 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the spin-off of HH Group, and the integration of prior business acquisitions, we have substantial cash commitments over the next several years. As of December 31, 2003, we had $40.6 million of accrued integration and restructuring expenses and business reorganization, spin-off and other special charges, of which we estimate that $13.9 million will be paid over the next twelve months. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

                We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

                In April 2003, we entered into a new financing arrangement with a syndicate of banks to provide for a $100 million three-year secured revolving credit facility. The secured revolving credit facility replaces our previous financing arrangement and is available for ongoing working capital requirements and other corporate purposes. Under the new credit facility, loans will bear interest based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 0.25% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the

London Interbank Offered Rate (LIBOR) plus a margin of 2% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement.

                On January 6, 2004, we completed the sale of 2.5 million shares of common stock. Net proceeds from the offering were approximately $55.9 million, which will be used for general corporate purposes, including working capital, and to acquire or invest in complimentary businesses.

                Our share repurchase program, which allowed us to purchase up to 5 million shares of common stock on the open market, expired on March 3, 2004. In the third quarter of 2002, we repurchased 927 thousand shares at an average price of $10.62 per share.

                Following the spin-off, we agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring, business reorganization and spin-off obligations. These quarterly payments began in July 2003. In addition, we agreed to reimburse HH Group for re-branding costs, bank fees and other miscellaneous costs, the majority of which were paid in the third quarter of 2003, relating to commitments that existed prior to the spin-off. As of December 31, 2003, our liability to HH Group is $5.5 million, which we anticipate will be fully paid in 2004.

                As of December 31, 2003, we had cash and cash equivalents of $142.3 million, compared to $165.6 million as of December 31, 2002. Cash balances as of December 31, 2003, 2002 and 2001 exclude the effect of $35.7 million, $83.6 million, and $88.6 million, respectively, of outstanding checks in excess of cash balances, which are classified as current liabilities on our balance sheets. These outstanding checks typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts. Our net use of cash of $49.3 million in the year ended December 31, 2003, primarily relates to the operating activities of our discontinued operations, the investing activities of our continuing operations and the financing activities of our continuing operations, which includes $40.0 million of cash that we funded to HH Group in the first quarter of 2003.

Cash used for operating activities (in thousands):	Year Ended December 31, 2003

Cash provided by operating activities	$17,178
Less: Cash used for operating activities of discontinued operations	(24,288)

Cash provided by operating activities of continuing operations	$41,466

                Cash provided by the operating activities of continuing operations was a result of income from continuing operations, adjusted for $87.0 million of non-cash related items. In addition, increases in accounts receivable and decreases in accounts payable and accrued expenses were only partially offset by decreases in work-in-process, prepaid expenses and other. Prepaid expenses were primarily reduced by $22.4 million of net income tax refunds and the timing of our marketing campaigns in 2003, while deferred revenue and accounts receivable both increased as a result of a stronger U.S. economic environment and a significant increase in the number of sales orders placed with our Monster division near the end of the year. Conversely, accounts payable and accrued expenses decreased as we lowered our overall spending. In addition, we made cash payments of $50.3 million related to our merger, integration, business reorganization and spin-off costs. Accrued expenses contain $5.5 million relating to our scheduled commitments to HH Group as of December 31, 2003.

Cash used for investing activities (in thousands):	Year Ended December 31, 2003

Cash used for investing activities	$(41,568)
Less: Cash used for investing activities of discontinued operations	(3,918)

Cash used for investing activities of continuing operations	$(37,650)

                Cash used for investing activities includes $21.6 million of payments for capital expenditures as we continued to invest in technology, but at a significantly lower rate than in the prior year. The decreased level of capital investment in 2003 is largely due to our business reorganization and spin-off initiatives, which reduced the need for both workforce related resources and capital investments in real estate. We made payments of $16.1 million for purchase acquisitions in 2003, which included amounts paid for the restructuring of previously acquired businesses, our purchase of QuickHire, Inc., the remaining portion of our joint venture in the Asia-Pacific region (India, Singapore and Hong Kong) and a regional recruitment advertising firm in the United States.

Cash used for financing activities (in thousands):	Year Ended December 31, 2003

Cash used for financing activities	$(28,112)
Less: Cash used for financing activities of discontinued operations	(638)

Cash used for financing activities of continuing operations	$(27,474)

                Cash used for financing activities resulted primarily from $40.0 million of cash that was funded to HH Group in connection with our spin-off transaction in March of 2003. In addition, we made net payments on debt of $4.0 million. Cash used for financing activities was offset by $16.5 million of cash received from the exercise of employee stock options.

                We believe that our current cash and cash equivalents, revolving credit facility, the net cash proceeds from our January 2004 stock offering, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the demand for Yellow Pages advertising. We have entered into various commitments that will affect our cash generation capabilities going forward. These commitments, relating to our continuing operations, as of December 31, 2003 are as follows (amounts in thousands):

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Payable to Hudson Highland Group, Inc.	$5,518	$5,518	$—	$—	$—
Borrowings under financing arrangement and other notes payable	529	—	143	149	237
Capital lease obligations	821	259	477	85	—
Operating lease obligations(1)	235,796	30,092	52,041	48,103	105,560
Acquisition notes payable	3,419	2,394	613	267	145
Equity compensation and other long term liabilities	4,629	2,838	1,791	—	—

Total	$250,712	$41,101	$55,065	$48,604	$105,942

(1)
Net of contractual sublease income. Includes approximately $37.9 million of lease obligations related to office consolidations in connection with our accrued integration and business reorganization costs.

                In addition, the Company has other long-term liabilities for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment.

Recent Accounting Pronouncements

                In December 2003, the SEC published Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 was effective upon issuance and supercedes SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101") and rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded by Emerging Issues Task Force ("EITF") Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 have remained largely unchanged. The adoption of SAB 104 did not have a material effect on the Company's financial statements.

                In May 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At December 31, 2003, the utilized portion of our financing agreement was approximately $7.0 million for standby letters of credit and approximately $93.0 million was unused. Accounts receivable are sufficient to allow for the draw-down of the entire amount. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 0.25% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement or (2) the LIBOR rate plus a margin of 2% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

                We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the year ended December 31, 2003, approximately 24% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

                The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2003, we had a translation gain of $44.2 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro, the Swedish Krona and the British Pound.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are the consolidated financial statements and exhibits of Monster Worldwide, Inc., which are filed as part of this report.

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Monster Worldwide, Inc.
New York, New York

                We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (formerly TMP Worldwide Inc.) (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.

/s/ BDO SEIDMAN, LLP BDO SEIDMAN, LLP
New York, New York February 10, 2004

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$142,255	$165,648
Accounts receivable, net of allowance for doubtful accounts of $18,226 and $25,006 in 2003 and 2002, respectively	349,401	306,773
Work-in-process	21,472	20,921
Prepaid and other	53,855	90,191
Current assets of discontinued operations	—	225,013

Total current assets	566,983	808,546

Property and equipment, net	86,022	123,502
Goodwill	431,923	369,392
Intangibles, net	16,099	17,312
Other assets	21,252	21,746
Non-current assets of discontinued operations	—	290,297

Total assets	$1,122,279	$1,630,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,211	$247,832
Accrued expenses and other current liabilities	125,722	94,184
Outstanding checks in excess of bank balances	35,669	83,551
Accrued integration and restructuring costs	6,688	12,355
Accrued business reorganization and spin-off costs	33,958	60,000
Deferred revenue	177,124	149,366
Current portion of long-term debt	2,623	2,890
Current liabilities of discontinued operations	—	149,042

Total current liabilities	639,995	799,220

Long-term debt, less current portion	2,087	2,741
Other long-term liabilities	12,005	9,219
Non-current liabilities of discontinued operations	—	6,176

Total liabilities	654,087	817,356

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 109,216 and 107,475 shares, respectively; outstanding: 108,289 and 106,548 shares, respectively	109	107
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	968,994	1,276,905
Accumulated other comprehensive income	58,928	14,402
Retained deficit	(559,844)	(477,980)

Total stockholders' equity	468,192	813,439

Total liabilities and stockholders' equity	$1,122,279	$1,630,795

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001

Revenue	$679,640	$700,540	$874,574

Salaries and related	323,204	313,133	336,712
Office and general	158,841	157,621	176,695
Marketing and promotion	122,468	127,033	175,597
Merger and integration, net of $15,000 in termination fees in 2001	—	3,178	29,303
Business reorganization and other special charges	47,922	103,820	—
Amortization of intangibles	2,400	2,405	12,110

Total operating expenses	654,835	707,190	730,417

Operating income (loss)	24,805	(6,650)	144,157

Other income (expense):
Interest income (expense), net	(726)	640	13,068
Other, net	(458)	837	1,755

Other income (expense), net	(1,184)	1,477	14,823

Income (loss) from continuing operations before income taxes and accounting change	23,621	(5,173)	158,980
Income taxes	16,300	9,849	64,658

Income (loss) from continuing operations before accounting change	7,321	(15,022)	94,322
Loss from discontinued operations, net of tax	(89,185)	(91,500)	(25,302)

Income (loss) before accounting change	(81,864)	(106,522)	69,020
Cumulative effect of accounting change, net of $20,000 tax benefit	—	(428,374)	—

Net income (loss)	$(81,864)	$(534,896)	$69,020

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.07	$(0.13)	$0.86
Loss from discontinued operations, net of tax	(0.80)	(0.82)	(0.23)
Cumulative effect of accounting change, net of tax benefit	—	(3.85)	—

Net income (loss)	$(0.73)	$(4.80)	$0.63

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.06	$(0.13)	$0.83
Loss from discontinued operations, net of tax	(0.78)	(0.82)	(0.22)
Cumulative effect of accounting change, net of tax benefit	—	(3.85)	—

Net income (loss)	$(0.72)	$(4.80)	$0.61

Weighted average shares outstanding:
Basic	112,124	111,339	109,445
Diluted	114,087	111,339	113,426

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2000	102,682	4,762	$1,147,067	$(3,661)	$(64,235)	$1,079,171

Net income	—	—	—	69,020	—	69,020
Net unrealized gain on forward foreign exchange contracts	—	—	—	—	332	332
Change in cumulative foreign currency translation adjustment	—	—	—	—	(27,202)	(27,202)

Comprehensive income	—	—	—	—	—	42,150

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	2,366	—	49,061	—	—	49,061
Tax benefit of stock options exercised	—	—	21,970	—	—	21,970
Issuance of common stock in connection with business combinations	1,133	—	45,353	—	—	45,353
Pooled companies' earnings included in both current and previous years	—	—	—	(618)	—	(618)
Dividends declared by pooled companies	—	—	—	(7,825)	—	(7,825)

Balance, December 31, 2001	106,181	4,762	$1,263,451	$56,916	$(91,105)	$1,229,262

Net loss	—	—	—	(534,896)	—	(534,896)
Net unrealized loss on forward foreign exchange contracts	—	—	—	—	(680)	(680)
Change in cumulative foreign currency translation adjustment	—	—	—	—	106,187	106,187

Comprehensive loss	—	—	—	—	—	(429,389)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	838	—	16,068	—	—	16,068
Tax benefit of stock options exercised	—	—	1,605	—	—	1,605
Issuance of common stock in connection with business combinations	456	—	5,735	—	—	5,735
Repurchase of common stock	—	—	(9,842)	—	—	(9,842)

Balance, December 31, 2002	107,475	4,762	$1,277,017	$(477,980)	$14,402	$813,439

Net loss	—	—	—	(81,864)	—	(81,864)
Net unrealized gain on forward foreign exchange contracts	—	—	—	—	311	311
Change in cumulative foreign currency translation adjustment	—	—	—	—	44,215	44,215

Comprehensive loss	—	—	—	—	—	(37,338)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	1,741	—	22,964	—	—	22,964
Tax benefit of stock options exercised	—	—	1,669	—	—	1,669
Distribution of net assets of Hudson Highland Group, Inc.	—	—	(341,394)	—	—	(341,394)
Contribution from former joint venture partners	—	—	8,852	—	—	8,852

Balance, December 31, 2003	109,216	4,762	$969,108	$(559,844)	$58,928	$468,192

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(81,864)	$(534,896)	$69,020

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	89,185	91,500	25,302
Cumulative effect of accounting change, net of tax benefit	—	428,374	—
Depreciation and amortization	28,049	33,903	42,061
Provision for doubtful accounts	12,680	6,600	15,135
Tax benefit from stock options exercises	1,669	1,605	21,970
Net (gain) loss on disposal and write-off of fixed assets	27,281	20,163	(12)
Net loss on write-off of other assets	—	9,742	—
Non-cash compensation	3,294	1,921	—
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	6,406	8,735	9,051
Provision (benefit) for deferred income taxes	7,602	(10,636)	(7,779)
Minority interests and other	53	(253)	(1,062)
Changes in assets and liabilities, net of purchases transactions:
Decrease (increase) in accounts receivable	(54,279)	28,035	65,609
Decrease (increase) in work-in-process, prepaid and other	22,464	(36,703)	22,584
(Decrease) increase in deferred revenue	26,651	12,475	(28,802)
Increase (decrease) in accrued business reorganization and other costs	(26,042)	60,000	—
Decrease in accounts payable, accrued liabilities and outstanding checks in excess of bank balances	(21,683)	(24,168)	(54,195)
Net cash provided by (used for) operating activities of discontinued operations	(24,288)	(110,963)	12,123

Total adjustments	99,042	520,330	121,985

Net cash provided by (used for) operating activities	17,178	(14,566)	191,005

Cash flows from investing activities:
Capital expenditures	(21,578)	(38,543)	(57,235)
Payments for acquisitions and intangible assets, net of cash acquired	(16,072)	(15,815)	(231,406)
Purchases of long term investments	—	—	(8,550)
Net cash used for investing activities of discontinued operations	(3,918)	(16,424)	(119,901)

Net cash used for investing activities	(41,568)	(70,782)	(417,092)

Cash flows from financing activities:
Payments on capitalized leases	(3,193)	(6,541)	(4,904)
Borrowings on revolving credit facility	22,745	40,635	45,280
Repayments on revolving credit facility	(23,582)	(49,045)	(57,869)
Cash received from the exercise of employee stock options	16,556	7,333	40,010
Dividends paid by pooled companies	—	—	(7,825)
Cash funded to Hudson Highland Group, Inc.	(40,000)	—	—
Repurchase of common stock	—	(9,842)	—
Net cash used for financing activities of discontinued operations	(638)	(53,311)	(22,455)

Net cash used for financing activities	(28,112)	(70,771)	(7,763)

Effect of exchange rate changes on cash and cash equivalents	3,201	7,094	(1,834)
Net decrease in cash and cash equivalents	(49,301)	(149,025)	(235,684)
Cash and cash equivalents, beginning of period-continuing operations	165,648	302,909	532,890
Cash and cash equivalents, beginning of period-discontinued operations	25,908	37,672	43,375

Cash and cash equivalents, end of year	$142,255	$191,556	$340,581

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.    BASIS OF PRESENTATION

                The Company's continuing operations consist of three business segments: Monster, Advertising & Communications and Directional Marketing. Revenue is primarily earned from job postings placed on the Company's career website, Monster, resume and other database access, selling and placing recruitment advertising, resume screening services and selling and placing Yellow Pages advertising. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia/Pacific Region.

                On March 31, 2003, the Company completed the distribution (the "spin-off") of the common stock of Hudson Highland Group, Inc. ("HH Group"), previously reported as the eResourcing and Executive Search divisions of Monster Worldwide. The spin-off was effected by way of a pro-rata tax free dividend (the "Distribution") of the common stock of HH Group to holders of Monster Worldwide common stock on March 31, 2003. In the Distribution, Monster Worldwide's stockholders received one share of HH Group common stock for every 13 1/3 shares of Monster Worldwide common stock owned. Monster Worldwide's stockholders paid no consideration for the shares of HH Group stock they received. As a result of the spin-off, the Company's financial statements have been classified to reflect HH Group as discontinued operations for all periods presented (see Note 14).

                In August 2003, the Company terminated its joint venture arrangement in Australia and New Zealand (the "Disposition"). As a result of the Disposition, the Company shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website. The Company's shut down plan included employee terminations, client notifications and property abandonment and was substantially complete as of August 15, 2003. As a result of the Disposition, the Company's financial statements have been classified to reflect the termination of the joint venture arrangement as discontinued operations for all periods presented (see Note 14).

                The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

2.    ACCOUNTING POLICIES

Revenue Recognition and Work-In-Process

Monster.    The Company's Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other ancillary services. The Company recognizes revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically one to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Advertising & Communications.    The Company's Advertising & Communications division derives revenue for job advertisements placed in newspapers, Internet career job boards such as Monster and other media, plus associated fees for related services. Revenue is recorded net of media placement costs, which are passed on to the customer. Revenue is generally recognized upon placement date for newspapers and other media. Online media revenue is recognized when services are purchased.

Directional Marketing.    The Company's Directional Marketing division derives revenue from the placement of advertisements in telephone directories (Yellow Pages advertising). Revenue for Yellow Pages advertisements are recognized on the publications' closing dates and are recorded net of publisher advertising costs, which is passed on to the customer. Direct operating costs incurred that relate to future revenue for Yellow Pages advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. In addition, the Company earns revenue from mortgage companies, real estate firms and other companies that place advertisements on its online relocation portal, Monstermoving. Revenue derived from such advertisements is recognized over the stated terms of fixed contracts, or upon referral to advertisers on our website for performance based contracts.

Marketing and Promotion

                Advertising and production costs are recorded to expense the first time an advertisement appears. All other advertising costs are expensed as incurred.

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

Concentrations of Risk

                Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better.

                The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, net realizable values on long-lived assets and deferred tax assets, certain accrued expense accounts and revenue recognition. Actual results could differ from those estimates.

Cash and Cash Equivalents

                Cash and cash equivalents, which primarily consist of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of account balances typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period.

Accounts Receivable

                The Company's accounts receivable primarily consist of trade receivables and earned commissions receivable. Earned commissions receivable represent Yellow Pages commissions that have not been billed to customers. As of December 31, 2003 and 2002, earned commissions receivable were $7,357 and $7,388, respectively. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Write-offs and Other	Ending Balance

2003	$25,006	$12,680	$(19,460)	$18,226
2002	$29,930	$6,600	$(11,524)	$25,006
2001	$28,698	$15,135	$(13,903)	$29,930

Property and Equipment

                Computer and communications equipment, furniture and fixtures and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements are stated at cost and amortized, using the straight line method, over their estimated useful lives, or the lives of their related leases, whichever is shorter.

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

Goodwill, Intangible Assets and Accounting Change

                Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of client lists, non-compete agreements, trademarks and goodwill. With the exception of goodwill, intangible assets are being amortized over periods ranging from two to thirty years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company evaluates goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting units. Changes in the Company's strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

                In connection with the Company's implementation of SFAS 142, a non-cash charge of $428,374, net of tax, was recorded at January 1, 2002 and is reflected in the Company's consolidated statement of operations as a cumulative effect of accounting change for the year ended December 31, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking assumptions regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. The write-down of goodwill shown as a cumulative effect of an accounting change in our consolidated statement of operations for the year ended December 31, 2002 was determined using the forward-looking assumptions that was available to us on January 1, 2002. In 2002 and 2003, the Company again reviewed each reporting unit for impairment and no further impairment was identified. The estimates used were consistent with the plans and estimates that the Company was using to manage the underlying business.

                SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. As a result, the Company ceased amortizing goodwill effective January 1, 2002. The following tables present a reconciliation of net income and earnings per share for the year ended December 31, 2001, adjusted to exclude goodwill amortization, net of income taxes. Goodwill was not amortized in the years ended December 31, 2003 and 2002.

Year Ended December 31, 2001

Net Income Reconciliation
Reported net income	$69,020
Add back: Goodwill amortization, net of tax	20,470

Adjusted net income	$89,490

Earnings Per Share Reconciliation
Basic Earnings per share:
Reported net income	$0.63
Add back: Goodwill amortization, net of tax	0.19

Adjusted net income	$0.82

Diluted Earnings Per Share:
Reported net income	$0.61
Add back: Goodwill amortization, net of tax	0.18

Adjusted net income	$0.79

Weighted average shares outstanding:
Basic	109,445

Diluted	113,426

Long-Lived Assets

                Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. During the year ended December 31, 2003, we recorded a $25,783 impairment charge as a component of business reorganization, spin-off and other special charges, relating to certain software and other equipment that will no longer be utilized as designed, as a direct result of the spin-off transaction.

Foreign Currency Translation

                The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss), a component of stockholders' equity. Cumulative translation adjustments, which are reported as components of accumulated other comprehensive income (loss), were $58,965 and $14,750 as of December 31, 2003 and 2002 respectively. Gains and losses resulting from other foreign currency transactions are included in other income (expense).

Income Taxes

                Income taxes are computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date and are based on enacted tax laws and statutory tax rates. Valuation allowances are recorded against deferred tax assets to the extent their ultimate realization is uncertain.

Stock-Based Compensation

                The Company's financial statements are presented in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

                As required under SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), the pro forma effects of stock-based compensation on net income (loss) and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001

Risk-free interest rate	4.3%	4.2%	4.5%
Volatility	64.9%	73.5%	75.0%
Expected life (years)	5.0	7.5	7.5

                For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized and expensed over the options' vesting periods. Certain stock options issued to employees of HH Group were forfeited in accordance with plan provisions. Accordingly, the Company has adjusted pro forma stock based compensation expense in the year ended December 31, 2003 to reflect the forfeitures. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Year Ended December 31,
	2003	2002	2001

Net income (loss) as reported	$(81,864)	$(534,896)	$69,020
Add: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31,294)	(62,070)	(57,659)

Pro forma net income (loss)	$(113,158)	$(596,966)	$11,361

Basic earnings (loss) per share:
Net income (loss)-as reported	$(0.73)	$(4.80)	$0.63
Net income (loss)-pro forma	$(1.01)	$(5.36)	$0.10
Diluted earnings (loss) per share:
Net income (loss)-as reported	$(0.72)	$(4.80)	$0.61
Net income (loss)-pro forma	$(1.01)	$(5.36)	$0.10

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

                A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
	2003		2002		2001

Basic weighted average shares outstanding	112,124		111,339		109,445
Common stock equivalents—stock options and stock issuable under employee compensation plans	1,963	*	—	*	3,981	*

Diluted weighted average shares outstanding	114,087		111,339		113,426

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 11,897, 12,829, and 5,102 for 2003, 2002 and 2001, respectively. The Company's continuing operations reported income in the year ended December 31, 2003. As a result, certain stock options are considered to have a dilutive effect during this period.

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

                The Company periodically enters into forward foreign exchange contracts to offset certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the British pound, Euro and Australian dollar. From time to time the Company also uses forward foreign exchange contracts to offset foreign currency exposures related to upcoming acquisitions. The contracts that relate to firm, identifiable foreign currency commitments are designated as cash flow hedges and the gains and losses resulting from the impact of currency exchange rate movements on these contracts are not recognized in operations until the underlying hedge transactions are recognized. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized as other comprehensive income (loss) and offset the foreign currency gains and losses on the underlying exposures being hedged. Cumulative unrealized losses, which are reported as components of accumulated other comprehensive income (loss), were $37 and $348 as of December 31, 2003 and 2002 respectively The Company does not enter into foreign currency transactions for speculative purposes.

Reclassifications

                Certain reclassifications of prior year amounts have been made for consistent presentation.

Effect of Recently Issued Accounting Standards

                In December 2003, the SEC published Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 was effective upon issuance and supercedes SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101") and rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded by Emerging Issues Task Force ("EITF") Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 have remained largely unchanged. The adoption of SAB 104 did not have a material effect on the Company's financial statements.

                In May 2003, the Emerging Issues Task Force issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

3.    PROPERTY AND EQUIPMENT, NET

	December 31,
	2003	2002

Capitalized software costs	$64,568	$87,428
Furniture and equipment	32,386	34,516
Leasehold improvements	32,973	37,795
Computer and communications equipment	88,779	85,674

	218,706	245,413
Less: Accumulated depreciation	132,684	121,911

Property and equipment, net	$86,022	$123,502

                Property and equipment includes equipment financed with capital leases at December 31, 2003 and 2002 with a cost of $18,762 and $21,182, respectively, and accumulated amortization of $16,020 and $16,630, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

                During the year ended December 31, 2003, goodwill increased primarily due to an increase in foreign currency exchange rates, particularly the British Pound, Euro, and Swedish Krona. In addition, through December 31, 2003, the Company recorded goodwill of $8,404 in its Advertising & Communications division for the purchase of a regional, U.S. based recruitment advertising firm, and $5,447 in its Monster division for the purchase of QuickHire, Inc. ("QuickHire"). The Company also purchased its remaining interest in its Monster.com Asia Pacific Joint Venture with e-Corp, a joint venture that was formed in February 2000 and operates in India, Hong Kong and Singapore. At December 31, 2003, the goodwill balance resulting from this transaction was $6,010. See Note 5 for a full discussion of the Company's purchase transactions.

                Goodwill by operating segment is as follows:

	December 31,
	2003	2002

Monster	$222,874	$184,194
Advertising & Communications	149,864	126,625
Directional Marketing	59,185	58,573

Goodwill	$431,923	$369,392

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

                The Company's intangible assets consist of the following:

	December 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)

Intangible Assets
Client lists	$17,899	$(9,115)	$17,593	$(8,488)	5 to 30
Trademarks	10,887	(4,150)	9,939	(2,406)	3 to 30
Non-compete agreements	1,239	(1,184)	1,790	(1,614)	2 to 6
Other amortizable intangibles	833	(310)	746	(248)	4 to 10

Intangible assets	$30,858	$(14,759)	$30,068	$(12,756)

                Amortization expense for the year ended December 31, 2003 was $2,400. Amortization expense for each of the five succeeding years is estimated to be approximately $2,500 per year.

                On January 1, 2002, the Company recorded a cumulative effect of accounting change, net of tax benefit, of $428,374, related to goodwill impairment, in its consolidated financial statements for the year ended December 31, 2002. The following table summarizes the cumulative effect of accounting change recorded during the full year 2002 by business segment:

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

5.    BUSINESS COMBINATIONS

Merger & Integration Costs Incurred with Pooling of Interests Transactions

                In June 2001, the FASB issued SFAS 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. Details relating to incremental costs incurred in connection with pooling of interests transactions in the Company's continuing operations are as follows:

                The Company expensed merger and integration costs of $3,178 for the year ended December 31, 2002. Merger costs were $465 and consisted primarily of legal and accounting fees. Integration costs of $2,713 are detailed in the "Expensed" column of the following schedule of Accrued Integration and Restructuring Costs below.

                The Company expensed merger & integration costs of $29,303 for the year ended December 31, 2001, net of a $15,000 fee the Company received in connection with the termination of its merger with HotJobs.com, Ltd. ("HotJobs"). Merger costs of $4,336 for the year ended December 31, 2001 consisted of (1) $540 of stock-based retention bonuses granted to key personnel of acquired companies that were amortized over the course of one year from the date of grant, (2) $4,907 paid in cash to key personnel of pooled companies as retention bonuses, (3) $11,293 of transaction related costs, including legal, accounting, printing, advisory fees, share registration fees for stock-based transactions and certain transaction costs incurred for mergers which were not consummated and (4) $4,596 in severance costs for managers and staff of pooled companies. These merger costs include $8,675 of transaction costs related to the terminated HotJobs merger offset by $17,000 received from HotJobs, of which $15,000 was a termination fee and $2,000 was for the reimbursement of expenses. Therefore, the net effect of the terminated merger resulted in a benefit of $8,325 to the Company. The $24,967 of integration costs is detailed in the "Expensed" column of the following schedule of Accrued Integration and Restructuring Costs below.

Acquisitions Accounted for Using the Purchase Method

                The Company acquired 38 businesses between January 1, 2001 and December 31, 2003, which have been accounted for under the purchase method of accounting. Twenty of the Company's purchase acquisitions were subsequently spun-off as part of the Distribution of HH Group. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

                In January 2003, the Company's Advertising & Communications division purchased a regional, U.S. based recruitment advertising firm for $4,715 of cash. The Company has recorded $8,404 of goodwill, including purchase restructuring costs, in connection with the acquisition, all of which is deductible for tax purposes.

                In July 2003, the Company's Monster division acquired QuickHire, a leading commercial provider of web technology to the U.S. Federal Government. The acquisition of QuickHire was made to enhance Monster Government Solutions and to provide its users with the most comprehensive government staffing solutions. Under the terms of the purchase agreement, the Company agreed to pay a fixed purchase price, in cash, of $4,750, of which $3,170 was paid through December 31, 2003. The remaining amount payable is recorded as a current liability. In addition, the Company has agreed to pay cash of up to $4,750, $9,500 and $14,250 as contingent consideration, subject to QuickHire achieving certain agreed-upon financial goals for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2003, the Company has preliminarily recorded $1,435 of contingent consideration payable, based on QuickHire's 2003 financial results, classified as current portion of long-term debt in the accompanying balance sheet. The Company expects to finalize the amount of contingent consideration payable in the first quarter of 2004. As of December 31, 2003, the Company has preliminarily recorded $5,447 of goodwill in connection with the acquisition, approximately 60% of which is deductible for tax purposes. The Company is in the process of completing a purchase price allocation for its QuickHire acquisition, which is anticipated to be finalized in 2004.

                In December 2003, the Company purchased its remaining interest in its Monster.com Asia Pacific Joint Venture, a joint venture that was formed in February 2000 and operates in India, Hong Kong and Singapore. The remaining interest was purchased for approximately $5,900 cash, all of which was recorded as goodwill and is deductible for tax purposes.

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

                During the year ended December 31, 2001, the Company acquired 34 businesses, in addition to Jobline. These acquisitions were primarily companies outside of the United States, in the Company's Advertising & Communications division and former eResourcing division as part of the Company's strategy to build a global cross-selling platform. In connection with these acquisitions, the Company paid cash of approximately $193,448, issued approximately 1,133 shares of common stock valued at $45,353 and issued notes payable to sellers of acquired companies totaling approximately $38,671. Total goodwill and other intangibles recorded in connection with the Company's 2001 purchase acquisitions was $432,420, including restructuring charges of $57,212. Of the total goodwill recorded in 2001, $172,760 related to operations that were subsequently discontinued.

Accrued Integration and Restructuring Costs

                In connection with its acquisitions and mergers made in 2003, 2002 and 2001 the Company formulated plans to integrate the operations of such companies. Such plans involve the closure of certain offices of the acquired and merged companies and the termination of certain management and employees. The objectives of the plans are to eliminate redundant facilities and personnel, and to create a single brand in the related markets in which the Company operates.

                In connection with such plans the Company expensed $2,713 and $24,967 in its continuing operations in the years ended December 31, 2002 and 2001, respectively, relating to integration activities which are included as a component of merger and integration expenses. There were no such expenses for the year ended December 31, 2003.

                Accrued integration and restructuring costs and liabilities related to the Company's continuing operations are comprised of:

		Additions
Year ended December 31, 2003	Balance 12/31/02	Charged to goodwill	Expensed	Utilization	Balance 12/31/03

Assumed lease obligations on closed facilities (a)	$9,249	$314	$—	$(3,670)	$5,893
Consolidation of acquired facilities (b)	3,089	(8)	—	(2,445)	636
Severance, relocation and other employee costs (c)	17	159	—	(17)	159

Total	$12,355	$465	$—	$(6,132)	$6,688

		Additions
Year ended December 31, 2002	Balance 12/31/01	Charged to goodwill	Expensed	Utilization	Balance 12/31/02

Assumed lease obligations on closed facilities (a)	$10,896	$(396)	$1,932	$(3,183)	$9,249
Consolidation of acquired facilities (b)	4,660	8,653	(891)	(9,333)	3,089
Severance, relocation and other employee costs (c)	3,781	2,372	1,672	(7,808)	17
Pension obligations (d)	585	—	—	(585)	—

Total	$19,922	$10,629	$2,713	$(20,909)	$12,355

		Additions
Year ended December 31, 2001	Balance 12/31/00	Charged to goodwill	Expensed	Utilization	Balance 12/31/01

Assumed lease obligations on closed facilities (a)	$3,573	$3,629	$7,494	$(3,800)	$10,896
Consolidation of acquired facilities (b)	970	15,397	9,896	(21,603)	4,660
Severance, relocation and other employee costs (c)	284	11,942	7,577	(16,022)	3,781
Pension obligations (d)	1,489	—	—	(904)	585

Total	$6,316	$30,968	$24,967	$(42,329)	$19,922

(a)
Accrued liabilities for surplus properties relate to leased office locations of the acquired companies that are either under utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

(b)
Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems, other contractual arrangements with third parties and above market lease costs.

(c)
Estimated employee severance and related employee benefits and relocation expenses relate to severance of terminated employees at closed locations, costs associated with employees transferring to continuing offices and other related costs. As of December 31, 2003, the remaining accrual related to 10 employees, including senior management personnel at duplicate corporate headquarters and administrative personnel.

(d)
Pension obligations relate to the Company's acquisition of Austin Knight Ltd.

                The Company continues to evaluate and assess the impact of duplicate responsibilities and office locations. In connection with the finalization of plans relating to purchased entities, additions to restructuring reserves within one year of the date of acquisition are treated as additional purchase price, however costs incurred resulting from plan revisions made after the first year will be charged to operations in the period in which they occur. Reductions to restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill.

                The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in a year may relate to the finalization of plans initiated in the prior year. Amounts reflected in the "Change in estimate" column represent modifications to plans, subsequent to finalization. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of December 31, 2003 and 2002 are as follows:

Year ended December 31, 2003	Balance 12/31/2002	2003 Plan Additions	Change in Estimate	Utilization	Balance 12/31/2003

2000 Plans	$2,320	$—	$—	$(929)	$1,391
2001 Plans	4,348	—	(82)	(2,567)	1,699
2002 Plans	5,687	—	(303)	(2,281)	3,103
2003 Plans	—	850	—	(355)	495

Total	$12,355	$850	$(385)	$(6,132)	$6,688

Year ended December 31, 2002	Balance 12/31/2001	2002 Plan Additions	Change in Estimate	Utilization	Balance 12/31/2002

2000 Plans	$4,891	$—	$616	$(3,187)	$2,320
2001 Plans	15,031	—	(4,771)	(5,912)	4,348
2002 Plans	—	17,497	—	(11,810)	5,687

Total	$19,922	$17,497	$(4,155)	$(20,909)	$12,355

                During the year ended December 31, 2003, the Company had net additions to goodwill of $465. Net additions in 2002 of $13,342 included integration expenses of $2,713 and additions to goodwill of $10,629.

                During the year ended December 31, 2003, the Company reversed restructuring accruals of $385, primarily related to severance and office integration costs. This reversal was recorded as a reduction to goodwill. The reversals were primarily a result of the Company's second quarter 2002 business reorganization initiative, where certain of the Company's previous acquisition related integration plans were abandoned in favor of a company-wide reorganization (see Note 6).

                During the year ended December 31, 2002, the Company reversed integration and restructuring accruals of $4,155, primarily related to severance and office integration costs. This reversal was recorded as a reduction to integration expenses of $1,049 and a reduction to goodwill of $3,106. The reversals were primarily a result of the Company's second quarter 2002 business reorganization initiative, where certain of the Company's previous acquisition related integration plans were abandoned in favor of a company-wide reorganization (see Note 6).

6.    BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

                In the second quarter of 2002, the Company announced a reorganization initiative to streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. The reorganization program included a reduction of workforce, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that are no longer part of the Company's strategic plan.

                In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of its eResourcing and Executive Search business units. The additional charge consisted of further workforce reduction, office consolidation costs, related asset write-offs, professional fees and other special charges.

                As a result of both of these reorganization initiatives, the Company recorded business reorganization, spin-off costs and other special charges of $47,922 and $103,820 classified as a component of operating expenses in the years ended December 31, 2003 and 2002, respectively.

                Information relating to the business reorganization and other special charges in the Company's continuing operations is as follows:

Workforce Reduction

                As a result of the reorganization efforts initiated in 2002, the Company reduced its global workforce by over 1,000 employees between June 30, 2002 and March 31, 2003, when the plans were substantially completed. As a result, the Company recorded a charge and subsequent adjustments to the charge (a "net charge") for workforce reduction, which consists of severance and fringe benefits of $7,021 and $24,955, for the years ended December 31, 2003 and 2002, respectively.

Consolidation of Excess Facilities and Other Special Charges

                During the year ended December 31, 2003, the Company recorded a net charge for consolidation of excess facilities, disposal of property and equipment, professional fees and other special charges. The net charge for consolidation of excess facilities of $5,738 relates to future lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of sublease assumptions. The Company also recorded a net charge related to property and equipment of $25,751 that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Net charges for professional fees and other were $9,412 and primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and contain bonuses of $1,826 to key employees and executives for completing the spin-off.

                During the year ended December 31, 2002, the Company recorded charges of $56,404 related to consolidation of excess facilities, and professional fees and other charges. Consolidation of excess facilities includes: (a) $41,396 relating to future operating lease obligations (primarily related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income, and (b) $15,008 for fixed asset write-offs related to property and equipment that was disposed of or removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. The Company also recorded $9,742 for the write-down of investments in and loans to certain businesses that are no longer considered to be part of Monster Worldwide's strategic plan. Professional fees and other charges were $12,719 and primarily relate to legal costs in connection with workforce reduction and professional fees in connection with the spin-off transaction.

                A summary of the business reorganization, spin-off costs and other special charges for the years ended December 31, 2003 and 2002 is outlined as follows:

	Liability at 12/31/02	Total Charge	Adjustments	Non-cash Write-off	Cash Payments	Liability at 12/31/03

Workforce reduction	$13,624	$5,942	$1,079	$(264)	$(19,352)	$1,029
Consolidation of excess facilities	38,506	6,078	(340)	—	(12,218)	32,026
Disposal of property and equipment	—	25,783	(32)	(25,751)	—	—
Professional fees and other	7,870	10,075	(663)	(441)	(15,938)	903

Total	$60,000	$47,878	$44	$(26,456)	$(47,508)	$33,958

	Liability at 12/31/01	Total Charge	Adjustments	Non-cash Write-off	Cash Payments	Liability at 12/31/02

Workforce reduction	$—	$24,955	$—	$(3,113)	$(8,218)	$13,624
Consolidation of excess facilities	—	56,404	—	(15,008)	(2,890)	38,506
Write-down of investments	—	9,742	—	(9,742)	—	—
Professional fees and other	—	12,719	—	—	(4,849)	7,870

Total	$—	$103,820	$—	$(27,863)	$(15,957)	$60,000

                The Company finalized its 2002 plans for workforce reduction during 2003. As a result, 1,031 employees were terminated under the 2002 plans, higher than the Company's initial estimate of 950 employees. In addition, the Company evaluated its remaining business reorganization liabilities and reduced accruals for consolidation of excess facilities, professional fees and other expenses. As a result, the Company recorded a net change in estimate of $113 for adjustments to the plans during the year ended December 31, 2003. The Company reevaluates its reorganization accruals at least annually, or sooner to the extent that previously estimated assumptions become known.

                The following table presents a summary of plan activity related our business reorganization costs in the years ended December 31, 2003 and 2002. Amounts in the "Additions" column of the following table represent amounts charged to business reorganization and other special charges in the Company's statement of operations. Costs under these plans are charged to expense as estimates are finalized and events become accruable. Amounts reflected in the "Change in estimate" column represent modifications to previously accrued amounts that were initially established under each plan. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table.

For the year ended December 31, 2003	Balance 12/31/2002	Plan Additions	Change in Estimate	Utilization	Balance 12/31/2003

Second Quarter 2002 Reorganization Plan	$26,221	$—	$891	$(9,776)	$17,336
Fourth Quarter 2002 Reorganization Plan	33,779	48,035	(1,004)	(64,188)	16,622

Total	$60,000	$48,035	$(113)	$(73,964)	$33,958

For the year ended December 31, 2002	Balance 12/31/2001	Plan Additions	Change in Estimate	Utilization	Balance 12/31/2002

Second Quarter 2002 Reorganization Plan	$—	$61,808	$—	$(35,587)	$26,221
Fourth Quarter 2002 Reorganization Plan	—	42,012	—	(8,233)	33,779

Total	$—	$103,820	$—	$(43,820)	$60,000

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.    SUPPLEMENTAL CASH FLOW INFORMATION

                Net amounts of cash paid (refunded) for interest and income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001

Interest	$3,788	$5,389	$7,484
Income taxes	$(22,375)	$25,465	$13,998

                In conjunction with purchase acquisitions, the Company used cash as follows:

	Year Ended December 31,
	2003	2002	2001

Fair value of assets acquired, excluding cash	$19,654	$16,186	$359,862
Less: Liabilities assumed and created upon acquisition	(3,582)	(371)	(128,456)

Net cash paid	$16,072	$15,815	$231,406

Capital lease obligations incurred	$—	$—	$368

                Upon termination of its joint venture arrangement in Australia and New Zealand, the Company recorded $7,342 as additional paid-in capital for cash contributions that were originally repayable to the joint venture partner under the joint venture arrangement, but forgiven by the joint venture partner as part of termination agreement. In connection with the Company's purchase of its remaining joint venture interests in India, Hong Kong and Singapore, $1,510 was recorded as additional paid in capital for liabilities that were forgiven by its former joint venture partner.

8.    FINANCING AGREEMENT

                In April 2003, the Company entered into a new financing arrangement to provide for a one hundred million dollar, three year, secured revolving credit facility with a group of lenders. The credit facility is secured by substantially all of the Company's assets and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin of 0.25% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin of 2% until the Company reports its financials for the quarter ending March 31, 2004 and thereafter the margin will be determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

                At December 31, 2003, the utilized portion of this agreement was approximately $6,950 for standby letters of credit and approximately $93,050 was unused. Accounts receivable are sufficient to allow for the draw-down of the entire amount. At December 31, 2003, the prime rate, federal funds rate, and one month LIBOR were 4.00%, 0.96% and 1.12%, respectively.

9.    BORROWINGS

                The Company's borrowings consist of the following:

	December 31,
	2003	2002

Borrowings under financing agreement (see Note 8)	$—	$59
Acquisition notes payable, non-interest bearing, interest imputed at rates ranging from 5% to 10%, due in varying installments through 2010	3,419	2,457
Capitalized lease obligations, payable with interest from 2% to 11%, in varying installments through 2007	762	2,604
Note payable, interest rate of 3%, due in annual installments through 2012	529	511

	4,710	5,631
Less: Current portion	2,623	2,890

Long-term debt	$2,087	$2,741

                Debt matures as follows:

Year:	2004	2005	2006	2007	2008	Thereafter	Total

Maturity:	$2,623	$661	$544	$291	$209	$382	$4,710

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

(B) Share Repurchase Program

                In September 2002, the Board of Directors approved a share repurchase plan to acquire outstanding common stock on the open market. Under the terms of the plan, the Company was authorized to repurchase up to five million shares of common stock from time-to-time as conditions warranted. The Company's Board of Directors authorized these purchases to occur through March 3, 2004. As of December 31, 2003, the Company had repurchased 927 shares of its common stock for an aggregate purchase price of $9,842 in cash. No additional purchases have been made under this program.

(C) Stock Options

                In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options, to purchase an aggregate of up to 6,000 shares of common stock of the Company, as amended on April 27, 1998. The Stock Option Plan permits the granting of options to officers, employees and consultants of the Company, its subsidiaries and affiliates. Under this plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of options granted to employees who hold more than ten percent of the voting power of the Company's capital stock on the date of grant). The exercise price of a nonqualified stock option must be not less than the par value of a share of the common stock on the date of grant. The term of an incentive or nonqualified stock option is not to exceed ten years (five years in the case of an incentive stock option granted to a ten percent holder). The Stock Option Plan provides that the maximum option grant that may be made to an executive officer in any calendar year is 300 shares as amended on June 25, 1997. At December 31, 2003, approximately 830 options were exercisable and approximately 1,400 options are available for future grants.

                In January 1996, the Company adopted a stock option plan for non-employee directors (the "Directors' Plan"), pursuant to which options to acquire a maximum of 360 shares of common stock may be granted to non-employee directors. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for an automatic grant to each of the Company's non-employee directors of an option to purchase 22.5 shares of common stock on the date of such director's initial election or appointment to the Board. The options will have an exercise price of 100% of the fair market value of the common stock on the date of grant, have a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board of Directors. In December, 1998 the Director's Plan was replaced by the 1999 Plan (see below) and as such, no options are available for future grants under the Director's Plan. At December 31, 2003, approximately 48 options were exercisable under this plan.

                In December 1998, the Company adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options that may be granted may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company that may be granted under the 1999 Plan is the sum of 30,000 and the number of shares available for new awards under the Stock Option Plan. At December 31, 2003, approximately 10,900 options were exercisable and 8,800 options are available for future grants.

                Amounts below reflect option activity of employees in the Company's continuing operations as well as HH Group employees. The outstanding stock options of the Company were adjusted in the 2003 period to reflect the impact of the spin-off transaction. For employees who continued employment with the Company, the option remained an option for Monster Worldwide common stock with the number of shares and the related exercise price adjusted to preserve the intrinsic value of each option. For employees who worked for HH Group after the spin-off, certain options were cancelled in accordance with the provisions of the spin-off agreement.

	December 31, 2003		December 31, 2002		December 31, 2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	18,747	$28.91	18,332	$32.38	16,965	$31.44
Granted	2,272	14.40	3,744	18.67	5,579	32.01
Spin-off adjustment	1,148	—	—	—	—	—
Exercised	(1,103)	15.00	(455)	16.12	(2,159)	18.53
Forfeited/cancelled	(3,677)	32.10	(2,874)	38.37	(2,053)	38.15

Outstanding at end of year	17,387	$25.09	18,747	$28.91	18,332	$32.38

Options exercisable at year-end	11,778	$28.09	10,505	$29.51	7,562	$28.46

Weighted average fair value of options granted during the year		$8.92		$15.09		$28.31

                The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.00 to $20.00	5,096	$10.47	7.1	2,609	$10.54
20.01 to 26.00	7,297	23.13	6.6	4,615	22.96
26.01 to 32.00	1,340	28.66	6.9	1,081	28.63
32.01 to 50.00	2,509	43.24	5.9	2,452	43.22
50.01 to 81.38	1,145	58.67	6.0	1,021	59.03

Total	17,387	25.09		11,778	$28.09

11.    INCOME TAXES

                The components of income (loss) from continuing operations before income taxes and accounting change are as follows:

	Year Ended December 31,
	2003	2002	2001

Domestic	$22,590	$10,058	$170,876
Foreign	1,031	(15,231)	(11,896)

Income (loss) from continuing operations before income taxes and accounting change	$23,621	$(5,173)	$158,980

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.    INCOME TAXES (Continued)

                Income taxes relating to the Company's continuing operations are as follows:

	Year Ended December 31,
	2003	2002	2001

Current income taxes:
U.S. Federal	$8,499	$16,106	$62,601
State and local	1,593	2,169	8,407
Foreign	(1,394)	2,210	1,429

Total current income taxes	8,698	20,485	72,437

Deferred income taxes:
U.S. Federal	4,228	(2,771)	(2,881)
State and local	792	(372)	(387)
Foreign	2,582	(7,493)	(4,511)

Total deferred income taxes	7,602	(10,636)	(7,779)

Income taxes	$16,300	$9,849	$64,658

                The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$6,543	$8,808
Accrued expenses and other liabilities	3,946	—
Accrued business reorganization and spin-off costs	10,057	15,375
Other reserves not currently deductible	3,117	—
Tax loss carry forwards	61,705	46,249
Tax credits	1,394	1,374
Valuation allowance	(39,472)	(23,578)

Deferred tax assets	47,290	48,228

Deferred tax liabilities:
Earned commissions	(2,945)	(2,302)
Work-in-process	(4,230)	(4,899)
Accrued expenses and other liabilities	—	(957)
Property and equipment	(8,076)	(8,070)
Intangibles	(6,609)	(2,320)

Deferred tax liabilities	(21,860)	(18,548)

Net deferred tax assets	$25,430	$29,680

                As of December 31, 2003 and 2002, net current deferred tax assets were $15,721 and $13,231, respectively and net non-current deferred tax assets were $15,712 and $16,449, respectively. Net non-current deferred tax liabilities were $6,003 as on December 31, 2003.

                At December 31, 2003, the Company has net operating loss carry forwards, related to its continuing operations, for U.S. Federal tax purposes of approximately $30,000, which expire in stages beginning 2020 through 2022, and operating loss carry forwards in the United Kingdom of approximately $66,000 with no expiration periods. In addition, the Company also has approximately $84,000 of net operating loss carry forwards in various other countries throughout the world.

                Realization of the Company's net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

                The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences there is no reasonable assurance that certain deferred tax assets can be used, principally net operating losses in foreign jurisdictions. Accordingly, a valuation allowance has been established. During the year 2003 the valuation allowance on deferred tax assets increased by $15,894, of which $7,775 related to the Company's continuing operations, which includes an adjustment of $3,440 to beginning of the year deferred tax assets mainly as a result of the spin-off of HH Group.

                In addition, deferred tax benefits from the exercise of nonqualified stock options were recorded net of a valuation allowance as additional paid-in capital. Should this portion of the valuation allowance be reversed (which is approximately $2,800), the resulting benefit will be recorded as additional paid-in capital.

                In connection with the cumulative effect of accounting change described in Note 2, the Company recorded a deferred tax asset of $6,000 in 2002, related to its continuing operations.

                Income taxes related to the Company's continuing operations differs from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2003	2002	2001

Income taxes at Federal statutory rate	$8,268	$(1,811)	$55,643
State income taxes, net of Federal income tax effect	904	294	4,998
Nondeductible expenses (1)	1,326	923	5,297
Effect of foreign operations	(7,333)	(4,800)	(6,359)
Losses of pooled entities taxed directly to owners	—	—	207
Change in valuation allowance	7,775	8,633	5,715
Nondeductible business reorganization and other special charges	4,499	6,171	—
Other	861	439	(843)

Income taxes	$16,300	$9,849	$64,658

(1)
Primarily due to nondeductible (i) merger and integration costs of $1.4 million in 2002 and $9.2 million in 2001, which at the Federal statutory rate would have equated to a tax benefit of $0.5 million in 2002 and $3.2 million in 2001, (ii) amortization of intangible assets and (iii) meals & entertainment expenses.

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

12.    COMMITMENTS AND CONTINGENCIES

(A) Leases

                The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates through 2015. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the lease terms. The following table presents future minimum lease commitments under capital leases, non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2003:

	Capital Leases	Operating Leases	Sublease Income

2004	$259	$41,374	$11,282
2005	297	37,671	10,697
2006	180	35,340	10,273
2007	85	33,971	9,675
2008	—	33,056	9,247
Thereafter	—	172,960	67,400

	821	$354,372	$118,574

Less: Amount representing interest	59

Present value of minimum lease payments	762
Less: Current portion	229

	$533

                Total rent and related expenses under operating leases was $36,634, $61,452 and $66,081 for each of the three years ended December 31, 2003, of which $28,423, $26,476, and $26,563, respectively, related to the Company's continuing operations. Operating lease obligations after 2008 relate primarily to office facilities.

(B) Consulting, Employment and Non-compete Agreements

                The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at will basis, and provide for compensation and severance payments under certain circumstances. Such agreements are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with former owners of acquired businesses are generally two to five years in length, with one for a term of fifteen years.

(C) Employee Benefit Plans

                The Company has a 401(k) profit sharing plan covering all eligible employees. Discretionary employer matching contributions are generally a maximum of 2% of eligible payroll of participating employees, and paid by a contribution of Monster Worldwide common stock. As a result, salaries and related expenses contain $2,663, $3,447 and $3,320 of non-cash employer matching contributions related to the Company's continuing operations for the years ended December 31, 2003, 2002 and 2001, respectively.

                Outside of the United States, the Company has defined contribution employee benefit plans in the countries in which it operates. The cost of these plans included in salaries and related expenses were $2,391, $2,764 and $2,804 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

13.    RELATED PARTY TRANSACTIONS

                The Company leases an office from an entity in which its Chief Executive Officer and other directors and executive officers have an 84% ownership interest. Annual rent expense under the lease is approximately $554 and expires in the year 2013.

                During the years ended December 2003, 2002 and 2001 the Company periodically paid for the use of an aircraft which was owned by a company controlled by the Chief Executive Officer and with respect to which the Chief Executive Officer was indebted to a third party lender. As a result, $540, $262 and $145 were charged to office and general expense during the years ended December 2003, 2002 and 2001, respectively.

                The Company leased office space to an investment company that is 50% owned by the Company's Chief Executive Officer. Rental income received from the investment company was $17, $101 and $80 in the years ended December 31, 2003, 2002 and 2001, respectively.

14.    DISCONTINUED OPERATIONS

                On March 31, 2003, the Company completed the distribution of the common stock of HH Group, previously reported as the eResourcing and Executive Search divisions of the Company. As a result of the spin-off, the Company's financial statements have been classified to reflect HH Group as discontinued operations for all periods presented.

                On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement with in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and

New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website. As a result of the termination of the Joint Venture, the Company's financial statements have been classified to reflect the Joint Venture as discontinued operations for all periods presented.

                The assets and liabilities of HH Group and the joint venture as of December 31, 2002 are as follows:

December 31, 2002
Assets of discontinued operations:
Cash and accounts receivable, net	$188,565
Intangibles, net	201,937
Other	124,808

Total assets of discontinued operations	$515,310

Liabilities of discontinued operations:
Accrued expenses and other current liabilities	$80,963
Other	74,255

Total liabilities of discontinued operations	$155,218

                Summarized results of operations relating to HH Group and the joint venture (as reported in discontinued operations) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year ended December 31,
	2003	2002	2001

Revenue	$94,158	$414,082	$573,483

Salaries and related, office and general, and marketing and promotion	124,555	457,122	546,707
Merger and integration	975	5,373	43,177
Business reorganization and other special charges	9,147	74,538	—
Amortization of intangibles	169	754	14,324

Total operating expenses	134,846	537,787	604,208

Operating loss	(40,688)	(123,705)	(30,725)
Non-operating expenses, net	(2,159)	(888)	(2,817)
Minority interests	(1,163)	(1,963)	(1,148)

Loss before income taxes	(41,684)	(122,630)	(32,394)
Income taxes(a)	47,501	(31,130)	(7,092)

Loss from discontinued operations, net of tax	$(89,185)	$(91,500)	$(25,302)

(a)
Includes $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group in the 2003 period.

                The provision for income taxes reported in discontinued operations differs from the amount computed using the Federal statutory income tax rate primarily as a result of change in valuation allowance, non-deductible expenses in all periods presented, including non-deductible business reorganization and other special charges in 2002, and profits of pooled entities in 2000, which were taxed directly to the owners of the pooled entities.

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

                The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company has structured its operations to encourage the cross selling of Monster. Products and services sold by other operating segments on behalf of Monster are recognized as revenue in the Monster operating segment. In the three years ended December 31, 2003, 2002 and 2001, Monster recognized revenue relating to cross selling of $17,075, $36,561 and $40,092, respectively. Periods through March 31, 2003 include cross-selling revenue recognized by the Monster segment from the Company's discontinued eResourcing division. In addition, the Company's Advertising & Communications division recognizes revenue from its agency/media relationship with Monster on the sale of certain Monster products to its clients. Revenue recognized by the Advertising & Communications segment as a result of this relationship was $13,227, $12,566 and $8,112, resulting from Monster sales of $88,180, $83,773 and $54,080 for the three years ended December 31, 2003, 2002 and 2001 respectively.

                Following is a summary of the Company's operations by business segment and by geographic region, for the years ended December 31, 2003, 2002 and 2001.

Year ended December 31, 2003	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$424,313	$138,443	$116,884	$679,640

Salaries, related, office, general, marketing and promotion	337,203	158,280	109,030	604,513
Business reorganization, spin-off and other special charges	28,606	11,766	7,550	47,922
Amortization of intangibles	1,518	294	588	2,400

Total operating expenses	367,327	170,340	117,168	654,835

Operating income (loss)	$56,986	$(31,897)	$(284)	$24,805

Year ended December 31, 2002	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$414,367	$166,852	$119,321	$700,540

Salaries, related, office, general, marketing and promotion	335,848	164,735	97,204	597,787
Merger & integration costs	1,260	2,037	(119)	3,178
Business reorganization, spin-off and other special charges	47,803	34,984	21,033	103,820
Amortization of intangibles	1,451	285	669	2,405

Total operating expenses	386,362	202,041	118,787	707,190

Operating income (loss)	$28,005	$(35,189)	$534	$(6,650)

Year ended December 31, 2001	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$533,830	$216,489	$124,255	$874,574

Salaries, related, office, general, marketing and promotion	378,962	199,303	110,739	689,004
Merger & integration costs (a)	(707)	21,714	8,296	29,303
Amortization of intangibles (b)	2,952	6,150	3,008	12,110

Total operating expenses	381,207	227,167	122,043	730,417

Operating income (loss)	$152,623	$(10,678)	$2,212	$144,157

  (a)
  Net of a $15,000 termination fee, reflected in the Monster segment.

  (b)
  Includes goodwill amortization as follows:

Monster	$1,884
Advertising & Communications	5,673
Directional Marketing	2,229

Total	$9,786

                The following tables reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheet as of December 31, 2003, 2002 and 2001, respectively:

	December 31,

Total Assets	2003	2002	2001

Monster	$394,723	$353,835	$353,806
Advertising & Communications	322,243	293,100	424,878
Directional Marketing	196,041	209,092	255,612
Shared Assets*	209,272	259,458	342,113
Assets of discontinued operations	—	515,310	829,953

Total	$1,122,279	$1,630,795	$2,206,362

*
Shared assets represent assets that provide benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

Information by geographic region	United States	United Kingdom	Continental Europe	Other(a)	Total

Year ended December 31, 2003:
Revenue	$518,332	$81,185	$52,694	$27,429	$679,640
Long-lived assets(b)	$196,406	$99,278	$219,446	$18,914	$534,044
Year ended December 31, 2002:
Revenue	$523,905	$87,460	$63,384	$25,791	$700,540
Long-lived assets(b)	$232,018	$120,965	$138,045	$19,178	$510,206
Year ended December 31, 2001:
Revenue	$676,626	$89,693	$81,358	$26,897	$874,574
Long-lived assets(b)	$261,383	$156,645	$182,791	$21,610	$622,429
  (a)
  Includes Canada and the Asia Pacific region.

  (b)
  Consists of property and equipment, goodwill and intangibles.

16.    SUBSEQUENT EVENT

                On January 5, 2004, the Company completed a public offering of 2,500 shares of its common stock. Net proceeds from the offering, after deducting underwriting and estimated offering expenses, are expected to be approximately $55,900. Proceeds from the sale of shares by the Company in the offering will be used for general corporate purposes, including working capital, and a portion may be used to acquire or invest in complementary businesses.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

2003
Revenue:
Monster	$105,830	$102,639	$106,519	$109,325
Advertising & Communications	34,211	35,143	33,740	35,349
Directional Marketing	28,497	28,892	33,391	26,104

Total revenue	168,538	166,674	173,650	170,778

Salaries, related, office, general, marketing and promotion	151,276	149,575	152,862	150,800
Business reorganization, spin-off and other special charges	47,874	48	—	—
Amortization of intangibles	613	599	603	585

Total operating expenses	199,763	150,222	153,465	151,385

Operating income (loss)	$(31,225)	$16,452	$20,185	$19,393

Income (loss) from continuing operations	$(28,522)	$10,390	$12,884	$12,569
Loss from discontinued operations, net of tax	(87,344)	(743)	(661)	(437)

Net income (loss)	$(115,866)	$9,647	$12,223	$12,132

Income (loss) per share from continuing operations[1]
Basic	$(0.26)	$0.09	$0.11	$0.11
Diluted	$(0.26)	$0.09	$0.11	$0.11

Loss per share from discontinued operations, net of tax[1]
Basic	$(0.78)	$—	$—	$—
Diluted	$(0.78)	$(0.01)	$—	$—

Net income (loss) per share[1]
Basic	$(1.04)	$0.09	$0.11	$0.11
Diluted	$(1.04)	$0.08	$0.11	$0.11

Weighted average shares outstanding
Basic	111,455	111,860	112,342	112,838
Diluted	111,455	113,636	115,249	115,514

Market price range common stock[2]
High	$13.02	$22.25	$29.19	$28.50
Low	$8.06	$10.22	$19.80	$19.12

  1.
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

  2.
  Monster Worldwide's common stock (symbol MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). Effective February 29, 2000, a 2-for-1 stock split in the form of a stock dividend was paid, the share and per share amounts set forth in this document give effect to the stock split. The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,774 stockholders of record of our Common Stock on December 31, 2003. All stock prices are closing prices per NASDAQ.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

2002
Revenue:
Monster	$108,113	$104,051	$102,588	$99,615
Advertising & Communications	41,052	45,504	42,166	38,130
Directional Marketing	31,718	26,820	34,137	26,646

Total revenue	180,883	176,375	178,891	164,391

Salaries, related, office, general, marketing and promotion	145,302	151,800	150,486	150,199
Merger & integration costs	6,973	(2,281)	—	(1,514)
Business reorganization, spin-off and other special charges	—	60,936	2,190	40,694
Amortization of intangibles	711	588	564	542

Total operating expenses	152,986	211,043	153,240	189,921

Operating income (loss)	$27,897	$(34,668)	$25,651	$(25,530)

Income (loss) from continuing operations before accounting change	$18,033	$(30,605)	$17,965	$(20,415)
Cumulative effect of accounting change	(428,374)	—	—	—
Loss from discontinued operations, net of tax	(11,730)	(45,124)	(3,962)	(30,684)

Net income (loss)	$(422,071)	$(75,729)	$14,003	$(51,099)

Income (loss) per share from continuing operations before accounting change [1]
Basic	$0.16	$(0.27)	$0.16	$(0.18)
Diluted	$0.16	$(0.27)	$0.16	$(0.18)

Loss per share from discontinued operations, net of tax [1]
Basic	$(0.11)	$(0.41)	$(0.03)	$(0.28)
Diluted	$(0.10)	$(0.41)	$(0.04)	$(0.28)

Net income (loss) per share [1]
Basic	$(3.80)	$(0.68)	$0.13	$(0.46)
Diluted	$(3.69)	$(0.68)	$0.12	$(0.46)

Weighted average shares outstanding
Basic	111,186	111,399	111,519	111,246
Diluted	114,407	111,399	112,076	111,246

Market price range common stock [2]
High	$47.21	$35.18	$21.94	$17.68
Low	$27.18	$20.79	$8.50	$8.53

  1.
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

  2.
  Monster Worldwide's common stock (symbol MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). Effective February 29, 2000, a 2-for-1 stock split in the form of a stock dividend was paid, the share and per share amounts set forth in this document give effect to the stock split. The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,774 stockholders of record of our Common Stock on December 31, 2003. All stock prices are closing prices per NASDAQ.

ITEM 9.   CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.   CONTROLS AND PROCEDURES

                Monster Worldwide maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e) , that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide's management, including Monster Worldwide's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide's disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide during the period in which this report was being prepared.

                There have been no significant changes in Monster Worldwide's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Monster Worldwide has engaged a nationally recognized independent accounting firm to assist Monster Worldwide in evaluating its internal controls and will implement any changes to its internal controls deemed appropriate by Monster Worldwide's management and audit committee.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

                The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

                See "Part I—Executive Officers of the Company."

                The Company intends to adopt its Code of Business Conduct and Ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics, will be available on the Company's website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Company's Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company's website within five days business days following the date of amendment or waiver. The Company's website address is www.monsterworldwide.com.

ITEM 11.   EXECUTIVE COMPENSATION

                The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                The information set forth under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENT LIST

1.     Financial Statements

                The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.     Financial Statement Schedules

                None.

3.     Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)
The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.25 and 10.26 are management contracts, compensatory plans or arrangements):

Exhibit Number	Description
2.1	Distribution Agreement, dated March 31, 2003, by and between the Company and Hudson Highland Group, Inc. (2)
2.2	Asset and Stock Purchase Agreement, dated July 31, 2003, by and among QuickHire, ITI, Chris McCarrick, Bryan Hochstein and the Company. (4)
2.3
Deed of Termination of Monster.com Australia and New Zealand Joint Venture, by and among, the Company, TMP Worldwide Pty Limited, Monster.com Asia Pacific Pty Limited, Ninemsn Investments Pty Limited, Monster.com A&NZ Pty Ltd. and Ecorp Limited. (5)
3.1	Certificate of Incorporation.**
3.2	First Amendment to Certificate of Incorporation. ††††
3.3	Certificate of Ownership and Merger of Monster Worldwide, Inc. into TMP Worldwide Inc. (3)
3.4	Amended and Restated Bylaws of TMP Worldwide Inc.†††††††
4.1	Form of Common Stock Certificate. (3)
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.**
10.2	Form of Indemnification Agreement.**
10.3	1996 Stock Option Plan.**
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.**
10.5	1996 Stock Option Plan for Non-Employee Directors.**
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**
10.7
Lease, dated as of October 31, 1978, between Telephone Marketing Programs, Inc. and PDC Realty Inc. as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.**

10.8	Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing, Inc.**
10.9	Agreement, dated as of March 17, 1998, between TMP Worldwide Inc. and George Eisele, as amended by Amendment 1 to Agreement, dated as of September 5,1996.**
10.10	Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**
10.11	Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide Inc. as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**
10.12	Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs, Inc.**
10.13	Amended and Restated Employment Agreement, dated as of September 11, 1996, between TMP Interactive Inc. and Jeffrey C. Taylor.**
10.14	Second Amended and Restated Employment Agreement, dated November 2, 1999, by and among TMP Worldwide, Inc., TMP Interactive Inc. and Jeffrey C. Taylor.†††
10.15	Amendment No. 1 to the Second Amended and Restated Employment Agreement dated October 31, 2001 by and among Jeffery C. Taylor, TMP Worldwide Inc. and TMP Interactive Inc.††††††
10.16	Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and Andrew J. McKelvey.†
10.17	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.††
10.18	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between TMP Worldwide Inc. and Andrew J. McKelvey. (1)
10.19	Employment Letter Agreement, dated December 31, 2001, by and between TMP Worldwide Inc. and Michael Sileck.****
10.20	Employment Letter Agreement, dated September 11, 2002, by and between TMP Worldwide inc. and Michael Sileck.†††††††
10.21	Agreement, dated September 11, 2002, by and between TMP Worldwide Inc. and Paul Camara.†††††††††
10.22	Employment Letter Agreement, dated October 10, 2002, by and between TMP Worldwide Inc. and William Pastore.*****
10.23	Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide Ltd.*
10.24	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and TMP Worldwide Inc.***
10.25	Service Agreement, between TMP Worldwide Limited and Peter Dolphin. (3)
10.26	Letter Agreement, dated April 28, 2003, between the Company and Paul Camara. (3)

10.27
Secured Revolving Credit Agreement, dated April 7, 2003, by and among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, as Borrowers, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, The Royal Bank of Scotland plc, as Syndication Agent and Fleet National Bank, as Administrative Agent. (3)
10.28
Amendment No. 1 to Secured Revolving Credit Agreement, dated August 5, 2003, among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the other "Subsidiary Borrowers", party from time to time thereto Fleet National Bank, The Royal Bank of Scottland and LaSalle Bank National Association. (6)
10.29
Amendment No. 2 to Secured Revolving Credit Agreement, dated September 12, 2003, among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the other "Subsidiary Borrowers", party from time to time thereto Fleet National Bank, The Royal Bank of Scottland and LaSalle Bank National Association. (6)
10.30
Amendment No. 3 to Secured Revolving Credit Agreement, dated December 31, 2003, among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the other "Subsidiary Borrowers", party from time to time thereto Fleet National Bank, The Royal Bank of Scottland and LaSalle Bank National Association.
21	Subsidiaries of the Company. (3)
23.1	Consent of BDO Seidman, LLP.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  (i)
  The Company's current report on Form 8-K, filed October 9, 2003, relating to: (a) the reconciliation of non-GAAP financial measures in the Company's current report on Form 8-K, filed February 13, 2003, (b) the Company's unaudited pro forma consolidated financial information, reflecting the termination of the Company's joint venture with Ninemsn in Australia and New Zealand, as of June 30, 2003, and for the six months ended June 30, 2002 and 2003 and for each of the three years in the period ended December 31, 2002, and (c) the Company's retroactive restatement of its financial statements to reflect Hudson Highland Group, Inc. as discontinued operations as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

  (ii)
  The Company's current report on Form 8-K, filed October 29, 2003, relating to the Company's results of operations for the quarter and nine months ended September 30, 2003.

  (iii)
  The Company's current report on Form 8-K, filed November 17, 2003, relating to the Company's retroactive restatement of its financial statements to reflect both Hudson Highland Group, Inc. and the joint venture with Ninemsn in Australia and New Zealand as discontinued operations as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

*	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).
**	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).
***	Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 333-93065).
****	Incorporated by reference to Exhibits to the Company's Quarterly Report on form 10-Q for the period ended March 31, 2002 (Commission File No. 000-21571).
*****	Incorporated by reference to Exhibits to the Company's Annual Report on form 10-K for the year ended December 31, 2002 (Commission File No. 000-21571).
†	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (Registration No. 000-21571).
††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. (Commission File No. 000-21571).
†††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (Commission File No. 000-21571).
††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2001. (Commission File No. 000-21571).
†††††	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 2, 2001. (Commission File No. 000-21571). 217]
††††††	Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-21571).
†††††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on form 10-Q for the period ended September 30, 2002 (Commission File No. 000-21571).
(1)	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 3, 2002 (Commission File No. 000-21571).
(2)	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 31, 2003. (Commission File No. 000-21571)
(3)	Incorporated by reference to Exhibits to the Company's Quarterly Report on 10-Q for the period ended March 31, 2003. (Commission File No. 000-21571)
(4)	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 31, 2003. (Commission File No. 000-21571)
(5)	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 15, 2003. (Commission File No. 000-21571)
(6)	Incorporated by reference to Exhibits to the Company's Quarterly Report on 10-Q for the period ended September 30, 2003. (Commission File No. 000-21571)

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)
By:
/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer
Dated: March 4, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ ANDREW J. MCKELVEY Andrew J. McKelvey	Chairman of the Board, CEO and Director (principal executive officer)	March 4, 2004
/s/ MICHAEL SILECK Michael Sileck	Chief Financial Officer (principal financial officer)	March 4, 2004
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Vice President and Controller (principal accounting officer)	March 4, 2004
/s/ GEORGE R. EISELE George R. Eisele	Director	March 4, 2004
/s/ RONALD KRAMER Ronald Kramer	Director	March 4, 2004
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	March 4, 2004
/s/ JOHN SWANN John Swann	Director	March 4, 2004
/s/ JOHN GAULDING John Gaulding	Director	March 4, 2004
/s/ DAVID STEIN David Stein	Director	March 4, 2004

QuickLinks

PART II
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
PART III
PART IV
SIGNATURES