Form 10-Q
period 2004-03-31
MONSTER WORLDWIDE INC
filed 2004-05-06
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-21571

Monster Worldwide, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3906555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of April 30, 2004, the latest practicable date.

Class	Outstanding on April 30, 2004

Common Stock	112,435,646
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$187,733	$168,538

Salaries and related	87,012	75,065
Office and general	41,183	42,623
Marketing and promotion	38,985	33,588
Business reorganization and other special charges	—	47,874
Amortization of intangibles	763	613

Total operating expenses	167,943	199,763

Operating income (loss)	19,790	(31,225)
Interest and other, net	(365)	(855)

Income (loss) from continuing operations before income taxes	19,425	(32,080)
Income taxes	6,806	(3,558)

Income (loss) from continuing operations	12,619	(28,522)
Loss from discontinued operations, net of tax	(214)	(87,344)

Net income (loss)	$12,405	$(115,866)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.26)
Loss from discontinued operations, net of tax	—	(0.78)

Net income (loss)	$0.11	$(1.04)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.26)
Loss from discontinued operations, net of tax	—	(0.78)

Net income (loss)	$0.11	$(1.04)

Weighted average shares outstanding:
Basic	115,533	111,455
Diluted	118,030	111,455

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,888	$142,255
Accounts receivable, net of allowance for doubtful accounts of $18,096 and $18,226 in 2004 and 2003, respectively	355,993	349,401
Work-in-process	24,043	21,472
Prepaid and other	46,635	53,855

Total current assets	582,559	566,983

Property and equipment, net	86,753	86,022
Goodwill	449,018	431,923
Intangibles, net	31,794	16,099
Other assets	23,295	21,252

Total assets	$1,173,419	$1,122,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$232,348	$258,211
Accrued expenses and other current liabilities	104,254	125,722
Outstanding checks in excess of bank balances	49,400	35,669
Accrued integration and restructuring costs	6,211	6,688
Accrued business reorganization and spin-off costs	29,962	33,958
Deferred revenue	180,571	177,124
Current portion of long-term debt	10,814	2,623

Total current liabilities	613,560	639,995

Long-term debt, less current portion	9,343	2,087
Other long-term liabilities	14,222	12,005

Total liabilities	637,125	654,087

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 112,006 and 109,216 shares, respectively; outstanding: 111,079 and 108,289 shares, respectively	112	109
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,029,961	968,994
Accumulated other comprehensive income	53,655	58,928
Retained deficit	(547,439)	(559,844)

Total stockholders' equity	536,294	468,192

Total liabilities and stockholders' equity	$1,173,419	$1,122,279

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$12,405	$(115,866)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss from discontinued operations, net of tax	214	87,344
Depreciation and amortization	8,114	7,392
Provision for doubtful accounts	1,434	4,970
Tax benefit from stock option exercises	438	57
Net loss on disposal and write-off of fixed assets	87	26,926
Non-cash compensation	474	970
Common stock issued for matching contribution to 401(k) plan, stock bonus arrangements and other	2,145	4,029
Provision (benefit) for deferred income taxes	6,225	(4,071)
Minority interests and other	24	61
Changes in assets and liabilities, net of effect of businesses acquired and divested:
Accounts receivable	(6,510)	2,875
Work-in-process, prepaid and other	321	29,099
Deferred revenue	3,230	658
Accrued business reorganization, spin-off and other costs	(3,996)	4,510
Accounts payable, accrued liabilities and outstanding checks in excess of cash balances	(35,628)	(41,184)
Net cash used for operating activities of discontinued operations	—	(21,015)

Total adjustments	(23,428)	102,621

Net cash used for operating activities	(11,023)	(13,245)

Cash flows from investing activities:
Capital expenditures	(7,843)	(4,359)
Payments for acquisitions and intangible assets, net of cash acquired	(25,931)	(5,535)
Net cash used for investing activities of discontinued operations	—	(3,860)

Net cash used for investing activities	(33,774)	(13,754)

Cash flows from financing activities:
Net repayments under line of credit and capital lease obligations	(184)	(57)
Proceeds from the issuance of common stock	55,673	—
Cash received from the exercise of employee stock options	2,714	255
Cash funded to Hudson Highland Group, Inc.	—	(40,000)
Net cash used for financing activities of discontinued operations	—	(638)

Net cash provided by (used for) financing activities	58,203	(40,440)

Effect of exchange rate changes on cash and cash equivalents	227	1,218
Net increase (decrease) in cash and cash equivalents	13,633	(66,221)
Cash and cash equivalents, beginning of period-continuing operations	142,255	165,491
Cash and cash equivalents, beginning of period-discontinued operations	—	26,065

Cash and cash equivalents, end of year	$155,888	$125,335

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$221	$753
Income taxes	$1,128	$(14,639)
Non-cash financing activity:
Liabilities created upon acquisition	$14,659	$—

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967 operates Monster®, the leading global online careers property. The Company also owns TMP Worldwide, the world's largest Yellow Pages and one of the world's largest Recruitment Advertising agency networks and provider of direct marketing services. The Company operates in North America, Europe and the Asia/Pacific Region.

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

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

        Cash and cash equivalents, which primarily consist of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less as cash equivalents. Outstanding checks in excess of account balances typically represent media publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period.

2. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common shares issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended March 31,
(thousands of shares)	2004	2003

Basic weighted average shares outstanding	115,533	111,455
Common stock equivalents — stock options and stock issuable under employee compensation plans *	2,497	—

Diluted weighted average shares outstanding	118,030	111,455

*
Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such common stock equivalents is approximately 8,820, and 16,566 for 2004 and 2003, respectively.

Stock Options

        The Company's financial statements are presented in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

        As required under SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), the pro forma effects of stock options on net income (loss) and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003

Risk-free interest rate	3.9%	3.8%
Volatility	62.6%	73.5%
Expected life (years)	5.0	5.2

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended March 31,
	2004	2003

Net income (loss) as reported	$12,405	$(115,866)
Add: Compensation expense determined under fair value based method for all awards, net of tax	(7,323)	(10,041)

Pro forma net income (loss)	$5,082	$(125,907)

Basic earnings (loss) per share:
Net income (loss) — as reported	$0.11	$(1.04)
Net income (loss) — pro forma	$0.04	$(1.13)
Diluted earnings (loss) per share:
Net income (loss) — as reported	$0.11	$(1.04)
Net income (loss) — pro forma	$0.04	$(1.13)

3. BUSINESS COMBINATIONS

Accrued Integration and Restructuring Costs

        The Company has formulated plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations.

        A summary of accrued integration and restructuring costs is as follows:

Three Months Ended March 31, 2004	Balance 12/31/03	Charged to Goodwill	Utilization	Balance 3/31/04

Assumed lease obligations on closed facilities(a)	$5,893	$—	$(512)	$5,381
Office consolidation(b)	636	294	(146)	784
Severance, relocation and other employee costs(c)	159	—	(113)	46

Total	$6,688	$294	$(771)	$6,211

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

(c)
Costs associated with employee severance, benefits and relocation.

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

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in the current year may relate to the finalization of plans initiated in the prior year. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of March 31, 2004 are as follows:

Three Months Ended March 31, 2004	Balance 12/31/2003	Additions	Utilization	Balance 3/31/2004

2000 Plans	$1,391	$—	$(384)	$1,007
2001 Plans	1,699	—	(140)	1,559
2002 Plans	3,103	—	(190)	2,913
2003 Plans	495	—	(57)	438
2004 Plans	—	294	—	294

Total	$6,688	$294	$(771)	$6,211

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

4. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

        The Company recorded business reorganization and other special charges of $47,874 classified as a component of operating expenses in the three months ended March 31, 2003. There were no business reorganization and other special charges for the three months ended March 31, 2004. Information relating to the business reorganization and other special charges is as follows:

Workforce Reduction

        The Company reduced its global workforce by over 1,000 employees between June 30, 2002 and March 31, 2003. The Company recorded $7,021 for workforce reduction costs in the three months ended March 31, 2003. Workforce reduction costs consist of severance and employee benefits.

Consolidation of Excess Facilities and Other Special Charges

        During the three months ended March 31, 2003, the Company recorded $5,738 of costs for consolidation of excess facilities, disposal of property and equipment, professional fees and other special charges, relating to future lease obligations (related to office abandonment), non-cancelable lease costs and other contractual arrangements with third parties net of estimated sublease income. The Company also recorded $25,751 of expense related to the disposal of property and equipment that was removed from operations including leasehold improvements, computer equipment, software and furniture and fixtures. Expenses for professional fees and other were $9,364 and primarily relate to legal costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

        A summary of the activity related to accrued business reorganization and spin-off costs for the three months ended March 31, 2004 is outlined as follows:

	Liability at 12/31/03	Cash Payments	Liability at 3/31/04

Workforce reduction	$1,029	$(85)	$944
Consolidation of excess facilities	32,026	(3,621)	28,405
Professional fees and other	903	(290)	613

Total	$33,958	$(3,996)	$29,962

        The following table presents a summary of plan activity related our accrued business reorganization and spin-off costs in the three months ended March 31, 2004.

Three Months Ended March 31, 2004	Balance 12/31/03	Cash Payments	Balance 3/31/04

Second Quarter 2002 Reorganization Plan	$17,336	$(2,353)	$14,983
Fourth Quarter 2002 Reorganization Plan	16,622	(1,643)	14,979

Total	$33,958	$(3,996)	$29,962

5. COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$12,405	$(115,866)
Foreign currency translation adjustment and other	(5,273)	182

Comprehensive income (loss)	$7,132	$(115,684)

6. DISCONTINUED OPERATIONS

        On March 31, 2003, the Company completed the distribution of the common stock of HH Group, which was previously reported as the Company's eResourcing and Executive Search segments. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented.

        On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement in Australia and New Zealand (the "Joint Venture"). Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website. As a result of the termination of the Joint Venture, the Company's financial statements have been restated to reflect the Joint Venture as discontinued operations for all periods presented.

        Summarized results of operations relating to HH Group and the Joint Venture (as reported in discontinued operations) for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003

Revenue	$—	$93,456

Loss before income taxes	(330)	(38,675)
Income taxes(a)	(116)	48,669

Loss from discontinued operations, net of tax	$(214)	$(87,344)

(a)
Includes $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group in the 2003 period.

        The provision for income taxes reported in discontinued operations in 2003 differs from the amount computed using the Federal statutory income tax rate primarily as a result of change in valuation allowance and non-deductible expenses.

7. SEGMENT AND GEOGRAPHIC DATA

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

        The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $2,085 and $3,007 on Monster sales of $13,900 and $20,047 for the three months ended March 31, 2004 and 2003, respectively. Segment results for 2003 have been reclassified to reflect a current year change in the composition of the Company's operating segments, because the Company's Advertising & Communications division now manages certain business components that were previously reported by its Monster segment.

        Following is a summary of the Company's operations by business segment and by geographic region, for the three months ended March 31, 2004 and 2003.

Three Months ended March 31, 2004	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$122,162	$41,572	$23,999	$187,733

Salaries, related, office, general, marketing and promotion	102,845	41,212	23,123	167,180
Amortization of intangibles	597	11	155	763

Total operating expenses	103,442	41,223	23,278	167,943

Operating income	$18,720	$349	$721	$19,790

Three Months ended March 31, 2003	Monster	Advertising & Communications	Directional Marketing	Total

Revenue	$103,468	$36,573	$28,497	$168,538

Salaries, related, office, general, marketing and promotion	83,388	43,307	24,581	151,276
Business reorganization, spin-off and other special charges	28,050	12,315	7,509	47,874
Amortization of intangibles	404	60	149	613

Total operating expenses	111,842	55,682	32,239	199,763

Operating loss	$(8,374)	$(19,109)	$(3,742)	$(31,225)

	Three Months Ended March 31,
Revenue by geographic region	2004	2003

United States	$141,096	$126,572
United Kingdom	22,553	21,595
Continental Europe	15,726	13,795
Other(a)	8,358	6,576

Total	$187,733	$168,538

(a)
Includes Canada and the Asia Pacific region.

        The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheet as of March 31, 2004 and December 31, 2003:

Total Assets	March 31, 2004	December 31, 2003

Monster	$442,883	$394,723
Advertising & Communications	325,159	322,243
Directional Marketing	187,390	196,041
Shared Assets*	217,987	209,272

Total	$1,173,419	$1,122,279

*
Shared assets represent assets that provide benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

Reclassification of Operating Segment Data

        We have reclassified prior year results to reflect a current year change in the composition of the Company's operating segments. Our Advertising & Communications division now manages certain business components that were previously reported by Monster. Reclassified revenue and operating income (loss) for the four quarters of 2003 by operating segment is as follows:

2003	Monster	Advertising & Communications	Directional Marketing	Total

Revenue
First Quarter	$103,468	$36,573	$28,497	$168,538
Second Quarter	100,625	37,157	28,892	166,674
Third Quarter	103,783	36,476	33,391	173,650
Fourth Quarter	104,920	39,754	26,104	170,778

	$412,796	$149,960	$116,884	$679,640

Operating Income (Loss)
First Quarter	$(8,374)	$(19,109)	$(3,742)	$(31,225)
Second Quarter	18,473	(3,475)	1,454	16,452
Third Quarter	21,935	(4,404)	2,654	20,185
Fourth Quarter	20,853	(810)	(650)	19,393

	$52,887	$(27,798)	$(284)	$24,805

8. SUBSEQUENT EVENT

        On April 22, 2004, the Company acquired jobpilot GmbH from Adecco S.A. Total consideration for the acquisition consisted of one million shares of the Company's common stock and cash of approximately $60,600, net of cash acquired.

        In addition, the Company entered into a job posting Agreement with Adecco S.A., dated April 23, 2004, pursuant to which, in exchange for approximately $3,600 the Company will provide Adecco S.A. job postings on the Monster and jobpilot sites in Europe plus specified amounts of resume access, company profile and visibility products, for a one-year period, subject to certain limitations.

Report of Independent Certified Public Accountants

Board of Directors
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

BDO Seidman, LLP

New York, New York
April 26, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, from time to time our senior management makes forward-looking statements. Broadly speaking, forward-looking statements include:

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

        There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1. Business Risk Factors" of our Form 10-K for the year ended December 31, 2003.

Overview

        Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest recruitment advertising agencies. Our more than 495,000 clients include, on a non-exclusive basis, approximately 90 of the Fortune 100 and approximately 490 of the Fortune 500 companies. These Fortune 100 and Fortune 500 clients accounted for 3.6% and 10.6%, respectively, of our revenue for the three months ended March 31, 2004.

        Our flagship brand Monster was founded in 1994 as the 454th commercial website in the world and has since revolutionized the way employers and job seekers connect with one another. We help clients streamline and more effectively manage their entire hiring process by providing them with one-stop-shopping for their online recruitment and career management needs.

        As of March 2004, the Monster global network consists of 22 local content and language sites in countries in North America, Europe and the Asia Pacific Region. We recorded over 53 million visits during the month of March 2004 according to independent research conducted by I/PRO and offer a database of over 36 million resumes.

        In 2004, our Advertising & Communications division began managing certain business components that were previously reported by our Monster segment. As a result, prior period segment results have been reclassified to reflect the change in reporting.

Critical Accounting Policies and Items Affecting Comparability

        Quality financial reporting relies on consistent application of our accounting policies, which are based on accounting principles generally accepted in the United States. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain. When such judgments and estimates are required, all material developments and resolutions are discussed with our audit committee.

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

Business Acquisitions and Intangibles

        We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically obtain assistance from independent valuation specialists.

        Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Intangibles consist primarily of the value of client lists, non-compete agreements and trademarks and goodwill. With the exception of goodwill and indefinite-lived trademarks, intangible assets are being amortized over periods ranging from two to thirty years. We evaluate our goodwill and other indefinite-lived intangible assets annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and our market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Integration, Restructuring and Business Reorganization and Spin-off Plans

        We have recorded significant charges and accruals in connection with our integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. The Company assesses the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.8% of our accounts receivable portfolio as of March 31, 2004. A 1% change in the calculation of bad debt reserves for the three months ended March 31, 2004, would have impacted the allowance for doubtful accounts by approximately $3.7 million.

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

	2004			2003

					Constant Currency $ Change	Constant Currency % Change
(in thousands)	Reported Amount	Currency Translation	Constant Currency	Reported Amount

Revenue:
Monster	$122,162	$(2,550)	$119,612	$103,468	$16,144	15.6%
Advertising & Communications	41,572	(3,830)	37,742	36,573	1,169	3.2%
Directional Marketing	23,999	(188)	23,811	28,497	(4,686)	(16.4)%

Total revenue	$187,733	$(6,568)	$181,165	$168,538	$12,627	7.5%

Core Operating Expenses:
Salaries and related	$87,012	$(3,562)	$83,450	$75,065	$8,385	11.2%
Office and general	41,183	(1,242)	39,941	42,623	(2,682)	(6.3)%
Marketing and promotion	38,985	(496)	38,489	33,588	4,901	14.6%

Core operating expenses	$167,180	$(5,300)	$161,880	$151,276	$10,604	7.0%

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Monster

        The operating results of our Monster division for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$122,162	$103,468	$18,694	18.1%

Salaries and related, office and general, marketing and promotion	102,845	83,388	19,457	23.3%
Amortization of intangibles	597	404	193	47.8%
Business reorganization and other special charges	—	28,050	(28,050)	(100.0)%

Total operating expenses	103,442	111,842	(8,400)	(7.5)%

Operating income (loss)	$18,720	$(8,374)	$27,094	323.5%

        The Monster division's revenue increased mainly as a result of improved economic conditions in the United States, where we saw a general increase in the level of hiring activity across several occupational categories, with the largest increase in opportunities in the wholesale trade, retail trade, manufacturing, financial services and educational services industries. Globally, job postings on our core Monster properties were up 21% versus last year's first quarter. Compared to the first quarter of 2003, Monster's revenue mix remained relatively stable in the current period, with 54% of the division's revenue coming from job postings and 28% coming from resume database access. Revenue generated from other sources, which primarily include our government and campus businesses, contributed 18% to revenue. These sources showed strong year over year growth and demonstrate our commitment to developing diversified interactive revenue streams. In March 2004, we acquired Military Advantage, Inc. ("Military Advantage"), which expanded our offerings to military personnel, veterans and those considering a military career. Military Advantage and QuickHire (a third quarter, 2003 acquisition) together contributed $3.3 million to the increase in the division's revenue when compared to the three months ended Mach 31, 2003.

        In reaction to improving economic and labor conditions in the United States, we added to our sales force and increased spending on marketing and promotion in the first quarter of 2004. In addition, a weaker US dollar increased our expenses in the current period. Beginning in 2004, we redirected a large portion of our marketing resources toward mass media advertising such as television, Internet, outdoor advertising and sponsorship placements. As a result of our targeted marketing efforts and the improvements in the labor markets, Monster properties were the 17th most visited on the Internet in March 2004, up from 22nd in March 2003 according to independent research conducted by Media Metrix.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$41,572	$36,573	$4,999	13.7%

Salaries and related, office and general, marketing and promotion	41,212	43,307	(2,095)	(4.8)%
Amortization of intangibles	11	60	(49)	(81.7)%
Business reorganization other special charges	—	12,315	(12,315)	(100.0)%

Total operating expenses	41,223	55,682	(14,459)	(26.0)%

Operating income (loss)	$349	$(19,109)	$19,458	101.8%

        We noted an improvement in the North American help-wanted print market and better overall economic conditions in the first quarter of 2004, compared to the same period in 2003. Our Advertising & Communications division recorded its highest revenue levels since the third quarter of 2002. We continue to remain cautious, however, about the print-based recruitment advertising market and do not believe that it will return to the levels seen prior to the introduction of online alternatives. As a result, we continue to encourage our Advertising & Communications division sales force to introduce their clients to Monster services. During the three months ended March 31, 2004 and 2003, our Advertising & Communications divisions sold $13.9 million and $20.0 million of Monster services, respectively.

        Since the announcement of our reorganization initiatives in 2002 and 2003, we have focused on reducing the cost structure at our Advertising & Communications division to reflect the shrinking demand for print based recruitment advertising and depressed economic conditions in prior periods. Through our reorganization initiatives, we have reduced the number of employees in the division and consolidated duplicative office locations. As a result, core operating expenses in the first quarter of 2004 decreased, both on a constant currency basis and as a percentage of revenue, compared to the three months ended March 31, 2003.

Directional Marketing

        The operating results of our Directional Marketing division for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$23,999	$28,497	$(4,498)	(15.8)%

Salaries and related, office and general, marketing and promotion	23,123	24,581	(1,458)	(5.9)%
Amortization of intangibles	155	149	6	4.0%
Business reorganization and other special charges	—	7,509	(7,509)	(100.0)%

Total operating expenses	23,278	32,239	(8,961)	(27.8)%

Operating income (loss)	$721	$(3,742)	$4,463	(119.3)%

        Directional Marketing's revenue decreased in the three months ended March 31, 2004, as a result of delays in Yellow Pages directories' closing dates and lower ad placement volume. Yellow Pages publishers often extend the closing dates of their directories, and such delays directly impact the timing of our revenue stream. The division's other ancillary services also realized a decline in revenue in the first quarter of 2004.

        As a result of our 2003 reorganization initiatives, the Directional Marketing division's core operating are lower in the first quarter of 2004. Although core operating expenses are a greater percentage of revenue in the current quarter, we believe that the current fixed cost structure is appropriate for the revenue that we expect to generate for the full year.

Total Operating Expenses and Operating Income (Loss)

        Consolidated operating expenses and operating income (loss) for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Salaries and related	$87,012	$75,065	$11,947	15.9%
Office and general	41,183	42,623	(1,440)	(3.4)%
Marketing and promotion	38,985	33,588	5,397	16.1%
Business reorganization and other special charges	—	47,874	(47,874)	(100.0)%
Amortization of intangibles	763	613	150	24.5%

Total operating expenses	$167,943	$199,763	$(31,820)	(15.9)%

Operating income (loss)	$19,790	$(31,225)	$51,015	163.4%

        The decrease in consolidated operating expenses is primarily due to lower business reorganization, spin-off and other special charges as we completed the spin-off of HH Group in the first quarter of 2003. Our core operating expenses were higher by $15.9 million in 2004, partially as a result of rising foreign currency exchange rates, particularly the British Pound and the Euro. The increase in salaries and related expenses also reflects additional sales force in the Monster division in 2004, the acquisitions of QuickHire and Military Advantage, and higher sales commissions due to stronger sales. In addition, re-engineering the structure of our Directional Marketing division continued to have a temporarily incremental effect on salaries in the first quarter of 2004. The decrease in office and general expenses reflects a significantly lower provision for doubtful accounts in the current period and a continued focus on our fixed cost structure. In an effort to take advantage of the improving economy and labor markets in the first quarter of 2004, we increased our spending on marketing and promotion in our Monster division.

Income Taxes

        Income taxes for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase

(in thousands)	2004	2003	$	%

Income (loss) from continuing operations before income taxes	$19,425	$(32,080)	$51,505	160.6%
Income taxes	6,806	(3,558)	10,364	291.3%
Effective tax rate	35.0%	11.1%

        Our effective tax rates differ from the statutory rate due to the impact of nondeductible integration, business reorganization and spin-off costs and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Discontinued Operations

        The results from discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$—	$93,456	$(93,456)	(100.0)%

Loss before income taxes	(330)	(38,675)	38,345	99.1%
Income taxes	(116)	48,669	(48,785)	100.2%

Loss from discontinued operations, net of tax	$(214)	$(87,344)	$87,130	99.8%

        In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia and New Zealand in 2003, we have reclassified the results of operations for our former eResourcing and Executive Search divisions and the terminated joint venture as discontinued operations.

Income (Loss) from Continuing Operations and Net Income (Loss)

        Income (loss) from continuing operations and net income (loss) and per share amounts for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,		Increase

(in thousands, except per share amounts)	2004	2003	$	%

Net income (loss):
Income (loss) from continuing operations	$12,619	$(28,522)	$41,141	144.2%
Loss from discontinued operations, net of tax	(214)	(87,344)	87,130	99.8%

Net income (loss)	$12,405	$(115,866)	$128,271	110.7%

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.11	$(0.26)	$0.37
Loss per share from discontinued operations, net of tax	—	(0.78)	0.78

Diluted income (loss) per share	$0.11	$(1.04)	$1.15

Diluted weighted average shares outstanding	118,030	111,455	6,575	5.9%

Financial Condition

        Cash flow information for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,

(in thousands)	2004	2003

Cash flow provided by (used for) continuing operations:
Cash provided by (used for) operating activities	$(11,023)	$7,770
Cash used for investing activities	(33,774)	(9,894)
Cash provided by (used for) financing activities	58,203	(39,802)
Cash used for discontinued operations	—	(25,513)
Effect of exchange rate changes on cash and cash equivalents	227	1,218

        Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. ("HH Group") in the first quarter of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and September 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the spin-off of HH Group, and the integration of prior business acquisitions, we have substantial cash commitments over the next several years. As of March 31, 2004, we had $36.2 million of accrued integration and restructuring expenses and business reorganization and spin-off costs, of which we estimate that $12.6 million will be paid over the next twelve months. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        On January 6, 2004, we completed the sale of 2.5 million shares of common stock. Net proceeds from the offering were $55.7 million, which will be used for general corporate purposes, including working capital, and to acquire or invest in complementary businesses.

        Following the spin-off of HH Group, we agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring, business reorganization and spin-off obligations. These quarterly payments began in July 2003. In 2003 we also paid HH Group for re-branding costs, bank fees and other miscellaneous costs relating to commitments that existed prior to the spin-off. As of March 31, 2004, our liability to HH Group is $3.0 million, which we anticipate will be fully paid by the end of 2004.

        As of March 31, 2004, we had cash and cash equivalents of $155.9 million, compared to $142.3 million as of December 31, 2003. Cash balances as of March 31, 2004 and December 31, 2003 exclude the effect of $49.4 million and $35.7 million, respectively, of outstanding checks in excess of cash balances, which have been recorded as current liabilities on our balance sheet. These outstanding checks typically represent media publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts. Our net increase in cash of $13.6 million in the three months ended March 31, 2004, primarily relates to our financing activities, which includes proceeds of $55.7 million from the issuance of our common stock.

        Cash used for operating activities resulted from decreases in accounts payable and accrued expenses, which reflect significant payments to Yellow Pages directory publishers and our $2.5 million quarterly payment to HH Group in the first three months of 2004. In addition, we made cash payments of $4.1 million related to our merger, integration, business reorganization and spin-off costs. Conversely, deferred revenue and accounts receivable both increased as a result of a stronger U.S. economic and labor environment and strong sales at our Monster division during the quarter. Net income was adjusted for $19.2 million of non-cash related items to arrive at cash used for operating activities. Such non-cash items included compensation, income taxes, bad debts and depreciation and amortization. Cash used for operating activities in the first quarter of 2004 compares unfavorably to the prior year period because the three months ended March 31, 2003 contains a $15.6 million income tax refund.

        Cash used for investing activities includes a $24.0 million initial payment for our acquisition of Military Advantage, Inc. and $1.9 million of payments to former owners of other acquisitions, based on pre-determined financial goals, and the restructuring of businesses acquisitions. In addition, we made $7.8 million of payments for capital expenditures during the first quarter of 2004.

        Cash provided by financing activities mainly reflects $55.7 million of proceeds received upon our issuance of 2.5 million shares of common stock on January 6, 2004 and $2.7 million of cash from employee stock option exercises. We used $0.2 million of cash for payments on our capital lease obligations. In the three months ended March 31, 2004, total debt increased by $15.0 million related to future consideration in connection with our purchase of Military Advantage.

        We believe that our current cash and cash equivalents, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the demand for Yellow Pages advertising.

        Payments due under contractual obligations at March 31, 2004 are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Payable to Hudson Highland Group, Inc.	$3,031	$3,031	$—	$—	$—
Borrowings under financing arrangement and other notes payable	540	—	149	149	242
Capital lease obligations	1,020	489	464	67	—
Operating lease obligations(1)	234,560	29,076	54,001	48,322	103,161
Acquisition notes payable	18,716	10,385	7,850	278	203
Equity compensation and other long term liabilities	4,591	2,551	2,040	—	—

Total	$262,458	$45,532	$64,504	$48,816	$103,606

(1)
Net of contractual sublease income. Includes approximately $33.8 million of lease obligations related to office consolidations in connection with our accrued integration and business reorganization costs.

        In addition, the Company has other long-term liabilities for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At March 31, 2004, the utilized portion of our three-year revolving credit agreement was approximately $6.8 million for standby letters of credit and approximately $93.2 million was unused. Accounts receivable are sufficient to allow for the drawdown of the entire amount. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three months ended March 31, 2004, approximately 25% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three months ended March 31, 2004, we had a translation loss of $5.3 million, primarily attributable to the strengthening of the U.S. dollar against the Euro and the Swedish Krona.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as a part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

  (i)
  The Company's current report on Form 8-K, filed on February 11, 2004, relating to the Company's results of operations for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: May 6, 2004	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: May 6, 2004	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (principal financial officer)

Dated: May 6, 2004	By:	/s/ JOHNATHAN TRUMBULL Johnathan Trumbull Vice President and Controller (principal accounting officer)

QuickLinks

MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART I—FINANCIAL INFORMATION
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
PART II—OTHER INFORMATION
SIGNATURES