Form 10-Q
period 2004-06-30
MONSTER WORLDWIDE INC
filed 2004-08-06
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (IRS EMPLOYER IDENTIFICATION NUMBER)
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

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of July 31, 2004, the latest practicable date.

Class	Outstanding on July 31, 2004

Common Stock	113,840,169
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue	$209,384	$166,674	$397,116	$335,212

Salaries and related	98,863	79,080	185,875	154,145
Office and general	43,807	37,656	84,990	80,231
Marketing and promotion	39,522	32,887	78,507	66,475
Business reorganization and other special charges	—	—	—	47,922
Amortization of intangibles	1,385	599	2,148	1,212

Total operating expenses	183,577	150,222	351,520	349,985

Operating income (loss)	25,807	16,452	45,596	(14,773)
Interest and other, net	(574)	(12)	(938)	(867)

Income (loss) from continuing operations before income taxes	25,233	16,440	44,658	(15,640)
Income taxes	8,838	6,050	15,644	2,492

Income (loss) from continuing operations	16,395	10,390	29,014	(18,132)
Loss from discontinued operations, net of tax	(155)	(743)	(369)	(88,087)

Net income (loss)	$16,240	$9,647	$28,645	$(106,219)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.09	$0.25	$(0.16)
Loss from discontinued operations, net of tax	—	—	—	(0.79)

Net income (loss)	$0.14	$0.09	$0.25	$(0.95)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.09	$0.24	$(0.16)
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.79)

Net income (loss)	$0.14	$0.08	$0.24	$(0.95)

Weighted average shares outstanding:
Basic	117,431	111,860	116,479	111,661
Diluted	120,192	113,636	119,004	111,661

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,

	2004	2003

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$82,204	$142,255
Accounts receivable, net of allowance for doubtful accounts of $19,446 and $18,226 in 2004 and 2003, respectively	386,001	349,401
Work-in-process	25,344	21,472
Prepaid and other	44,884	53,855

Total current assets	538,433	566,983

Property and equipment, net	99,603	86,022
Goodwill	623,593	431,923
Other intangibles, net	47,302	16,099
Other assets	18,690	21,252

Total assets	$1,327,621	$1,122,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$241,006	$258,211
Accrued expenses and other current liabilities	127,543	125,722
Outstanding checks in excess of bank balances	33,201	35,669
Accrued integration and restructuring costs	12,065	6,688
Accrued business reorganization and spin-off costs	25,035	33,958
Deferred revenue	194,890	177,124
Current portion of long-term debt	22,492	2,623

Total current liabilities	656,232	639,995

Long-term debt, less current portion	34,311	2,087
Other long-term liabilities	15,627	12,005

Total liabilities	706,170	654,087

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 114,680 and 109,216 shares, respectively; outstanding: 113,753 and 108,289 shares, respectively	115	109
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,106,612	978,836
Treasury stock, 927 shares at cost	(9,842)	(9,842)
Accumulated other comprehensive income	55,760	58,928
Retained deficit	(531,199)	(559,844)

Total stockholders' equity	621,451	468,192

Total liabilities and stockholders' equity	$1,327,621	$1,122,279

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows provided by (used for) operating activities:
Net income (loss)	$28,645	$(106,219)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	369	88,087
Depreciation and amortization	17,395	13,026
Provision for doubtful accounts	3,765	8,111
Tax benefit from stock option exercises	1,605	295
Net loss on disposal and write-off of fixed assets	297	27,001
Non-cash compensation	1,346	1,928
Common stock issued for matching contribution to 401(k) plan, stock bonus arrangements and other	3,474	4,563
Deferred income taxes	15,169	1,650
Minority interests and other	36	39
Changes in assets and liabilities, net businesses acquired and divested:
Accounts receivable	(24,957)	(16,102)
Work-in-process, prepaid and other	5,035	26,539
Deferred revenue	3,898	(11,037)
Accrued business reorganization, spin-off and other costs	(8,923)	(11,628)
Accounts payable, accrued liabilities and outstanding checks in excess of cash balances	(40,817)	(34,541)
Net cash used for operating activities of discontinued operations	—	(21,197)

Total adjustments	(22,308)	76,734

Net cash provided by (used for) operating activities	6,337	(29,485)

Cash flows used for investing activities:
Capital expenditures	(16,475)	(7,856)
Payments for acquisitions and intangible assets, net of cash acquired	(116,171)	(6,315)
Net cash used for investing activities of discontinued operations	—	(3,886)

Net cash used for investing activities	(132,646)	(18,057)

Cash flows provided by (used for) financing activities:
Net repayments under line of credit and capital lease obligations	(370)	11,802
Proceeds from the issuance of common stock	55,673	—
Cash received from the exercise of employee stock options	10,765	2,061
Cash funded to Hudson Highland Group, Inc.	—	(40,000)
Net cash used for financing activities of discontinued operations	—	(638)

Net cash provided by (used for) financing activities	66,068	(26,775)

Effect of exchange rate changes on cash and cash equivalents	190	1,533
Net decrease in cash and cash equivalents	(60,051)	(72,784)
Cash and cash equivalents, beginning of period-continuing operations	142,255	165,648
Cash and cash equivalents, beginning of period-discontinued operations	—	25,908

Cash and cash equivalents, end of period	$82,204	$118,772

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$512	$1,708
Income taxes	$(1,854)	$(17,982)
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$55,852	$—
Liabilities created in connection with business combinations	$52,762	$—

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)
(unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967, operates Monster®, the leading global online careers property. The Company also owns TMP Worldwide, the world's largest Yellow Pages advertising agency, one of the world's largest Recruitment Advertising agency networks, and a provider of direct marketing services. The Company operates in North America, Europe and the Asia/Pacific Region.

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

        For the period January 1, 2003 through June 30, 2004, the Company completed six business combinations accounted for using the purchase method of accounting. The results of these businesses are included from their respective acquisition dates forward. Although none of the following acquisitions are considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.    The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Howard & Edwards	January 10, 2003	Advertising & Communications,
North America
QuickHire	July 31, 2003	Monster, North America
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)*	June 18, 2004	Monster, Asia/Pacific

* 47.9704% interest in and management control acquired on such date.

2.    EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

        Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)
	2004	2003	2004	2003

Basic weighted average shares outstanding	117,431	111,860	116,479	111,661
Common stock equivalents - stock options and stock issuable under employee compensation plans *	2,761	1,776	2,525	—

Diluted weighted average shares outstanding	120,192	113,636	119,004	111,661

  *
  Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such common stock equivalents is approximately 4,500 and 13,081 for the three months ended June 30, 2004 and 2003, respectively and 7,039 and 13,083 for the six months ended June 30, 2004 and 2003, respectively.

Stock Options

        The Company's financial statements are presented in accordance with the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair market value of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the fair market value on the date of the grant, there has been no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

        The pro forma effects of stock options on net income (loss) and net earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Risk-free interest rate	4.6%	3.9%	4.6%	3.9%
Volatility	56.5%	76.6%	56.5%	76.6%
Expected life (years)	5.0	5.2	5.0	5.2

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$16,240	$9,647	$28,645	$(106,219)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	567	623	875	1,253
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(8,549)	(5,394)	(16,180)	(16,065)

Pro forma net income (loss)	$8,258	$4,876	$13,340	$(121,031)

Basic earnings (loss) per share:
Net income (loss)-as reported	$0.14	$0.09	$0.25	$(0.95)
Net income (loss)-pro forma	0.07	0.04	0.11	(1.08)
Diluted earnings (loss) per share:
Net income (loss)-as reported	$0.14	$0.08	$0.24	$(0.95)
Net income (loss)-pro forma	0.07	0.04	0.11	(1.08)

Share Based Payments

        On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The proposed effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004.

        Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice. In addition, the proposed standard will have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. The tax benefit from the exercise of employee stock options, currently included within cash flows from operating activities for the six months ended June 30, 2004 and 2003 was $1.6 million and $0.3 million, respectively.

3.    BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

        In April 2004, the Company's Monster division purchased jobpilot GmbH ("jobpilot"), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to reinforce Monster's leadership position in key European markets, particularly Germany. Under the terms of the purchase agreement, the consideration for this acquisition was a combination of cash and stock consisting of $60,552 in cash, net of cash acquired, and 1,000 shares of the Company's common stock. Total purchase price, including acquisition related costs and net of cash acquired, was approximately $89,000. As of June 30, 2004 the Company has preliminarily recorded $94,334 of goodwill and is in the process of determining the valuations of all assets acquired and liabilities assumed in order to complete the final purchase price allocation.

        In May 2004, the Company's Monster division purchased Tickle Inc. ("Tickle"), the market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking is expected to expand Monster's subscriber base, enhance its career-related content and further fuel its viral marketing growth. Initial consideration for this acquisition was a combination of cash and stock consisting of $24,454 in cash, net of cash acquired, and approximately 1,000 shares of the Company's common stock. In addition, the Company has agreed to minimum cash payments of $13,332 per year, over the next three years. Such payments have been recorded as debt at their present values in the accompanying June 30, 2004 balance sheet. Additional purchase price commitments are possible, subject to Tickle achieving certain agreed-upon financial goals for the years ended December 31, 2004, 2005 and 2006. Total purchase price recorded at closing, including acquisition related costs and the minimum cash payments due annually over the next three years, was approximately $92,000. The Company has preliminarily recorded $70,273 of goodwill in connection with the acquisition with $13,330 and $3,400 of the purchase price being allocated to client relationships and trademarks, respectively.

        The Company also paid cash of $27,225, issued 114 shares of its common stock and incurred future obligations of $14,659 for the acquisitions of Military Advantage, Inc. and JobsAhead in the six months ended June 30, 2004. These acquisitions were primarily made to expand the Company's geographic reach and product offerings. Total purchase price for these acquisitions, including acquisition related costs, was approximately $45,000. The Company has preliminarily recorded $29,654 of goodwill in connection with these acquisitions, with $6,500 and $2,200 of the purchase price being allocated to client relationships and trademarks, respectively.

        None of the business combinations made by the Company in 2003 or 2004 were considered to be significant subsidiaries, either individually or in the aggregate.

Pro Forma Results

        The following unaudited pro forma financial information presents the combined results of operations of the Company and its purchase acquisitions as if they had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the Company's results of operations would have been had the acquisitions been completed at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue	$218,377	$181,530	$427,035	$365,088
Income (loss) from continuing operations	17,041	10,824	30,683	(17,258)
Net income (loss)	16,886	10,081	30,314	(105,345)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.09	$0.26	$(0.15)
Net income (loss)	0.14	0.09	0.26	(0.93)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.09	$0.25	$(0.15)
Net income (loss)	0.14	0.09	0.25	(0.93)

        The unaudited pro forma financial information above reflects the following:

a.
An increase in interest expense and decrease in interest income, net of tax benefits, of approximately $190 and $709 for the three months and six months ended June 30, 2004, respectively and $574 and $1,154 for the three months and six months ended June 30, 2003, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies. The decrease in interest income relates to interest foregone on the aggregate cash paid for the acquisitions.

b.
Additional depreciation and amortization expense, net of tax benefits, of $372 and $1,117 for the three months and six months ended June 30, 2004, respectively and $894 and $1,797 for the three months and six months ended June 30, 2003, respectively, related to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

c.
Additional weighted average shares outstanding of 888 and 1,513 for the three months and six months ended June 30, 2004, respectively and 2,114 for each of the three months and six months ended June 30, 2003, to reflect the shares issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

        The Company has formulated plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. Amounts charged to goodwill in the six months ended June 30, 2004 primarily relate to the Company's acquisitions of jobpilot and Tickle.

        A summary of accrued integration and restructuring costs is as follows:

Six Months Ended June 30, 2004	Liability at 12/31/03	Charged to Goodwill	Utilization	Liability at 6/30/04

Assumed lease obligations on closed facilities(a)	$5,893	$541	$(1,006)	$5,428
Office consolidation(b)	636	3,880	(831)	3,685
Severance, relocation and other employee costs(c)	159	3,108	(315)	2,952

Total	$6,688	$7,529	$(2,152)	$12,065

  a)
  Accrued liabilities for surplus properties relate to leased office locations of the acquired companies that are either under utilized
  prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. The amount is based on the present value of minimum future lease obligations, net of estimated sublease income.

  b)
  Costs associated with the consolidation of existing offices of acquired companies relate to termination costs of contracts relating to billing systems, external reporting systems, other contractual arrangements with third parties and above market lease costs.

  c)
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

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions and amounts charged to integration expense for acquisitions accounted for as pooling of interests. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in the current year may relate to the finalization of plans initiated in the prior year. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of June 30, 2004 are as follows:

Six Months Ended June 30, 2004	Liability at 12/31/03	Additions	Utilization	Liability at 6/30/04

2000 - 2002 Plans (a)	$6,193	$—	$(1,186)	$5,007
2003 Plans	495	—	(132)	363
2004 Plans
Total
  (a)
  Remaining liabilities for restructuring plans for the years ended December 31, 2002 and prior, primarily relate to future lease obligations for properties abandoned within one year of acquisition date.

4.    BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

        The Company recorded business reorganization and other special charges of $47,922 classified as a component of operating expenses in the six months ended June 30, 2003. The Company did not incur business reorganization and other special charges for the three or six-month periods ended June 30, 2004. Information relating to the business reorganization and other special charges is as follows:

Workforce Reduction

        The Company reduced its global workforce by over 1,000 employees between June 30, 2002 and March 31, 2003. As a result, the Company recorded $7,021 for workforce reduction costs in the six months ended June 30, 2003. Workforce reduction costs consist of severance and employee benefits.

Consolidation of Excess Facilities and Other Special Charges

        During the six months ended June 30, 2003, the Company expensed $5,738 to consolidate and abandon excess facilities, dispose of property and equipment, and incur professional fees and other special charges in connection with contractual lease obligations. The Company also expensed $25,751 to dispose of property and equipment that was removed from operations, including leasehold improvements, computer equipment, software and furniture and fixtures. Expenses for professional fees and other were $9,412 and primarily relate to legal and accounting costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

        A summary of the activity related to accrued business reorganization and spin-off costs for the six months ended June 30, 2004 is outlined as follows:

Six Months Ended June 30, 2004	Liability at 12/31/03	Adjustments	Utilization	Liability at 6/30/04

Workforce reduction	$1,029	$(43)	$(663)	$323
Consolidation of excess facilities	32,026	78	(7,495)	24,609
Professional fees and other	903	(35)	(765)	103

Total	$33,958	$—	$(8,923)	$25,035

        The following table presents the activity, in each reorganization plan for the six months ended June 30, 2004.

Six Months Ended June 30, 2004	Liability at 12/31/03	Utilization	Liability at 6/30/04

Second Quarter 2002 Reorganization Plan	$17,336	$(5,758)	$11,578
Fourth Quarter 2002 Reorganization Plan	16,622	(3,165)	13,457

Total	$33,958	$(8,923)	$25,035

5.    COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$16,240	$9,647	$28,645	$(106,219)
Foreign currency translation adjustment and other	2,105	25,011	(3,168)	25,193

Comprehensive income (loss)	$18,345	$34,658	$25,477	$(81,026)

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

        Summarized results of operations relating to HH Group and the Joint Venture (as reported in discontinued operations) for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue	$—	$489	$—	$93,945

Loss before income taxes	(238)	(1,269)	(567)	(39,944)
Income taxes (a)	(83)	(526)	(198)	48,143

Loss from discontinued operations, net of tax	$(155)	$(743)	$(369)	$(88,087)

  a)
  Includes $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group for the six months ended June 30, 2003.

        The provision for income taxes reported in discontinued operations in 2003 differs from the amount computed using the Federal statutory income tax rate primarily as a result of changes in valuation allowance and non-deductible expenses.

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

        The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $2,709 and $3,265 on Monster sales of $18,060 and $21,767 for the three months ended June 30, 2004 and 2003, respectively and $4,794 and $6,272 on Monster sales of $31,960 and $41,814 for the six months ended June 30, 2004 and 2003, respectively. Segment results for 2003 have been reclassified to reflect a current year change in the composition of the Company's operating segments, because the Company's Advertising & Communications division now manages certain business components that were previously reported by the Monster segment.

        Following is a summary of the Company's operations by business segment and by geographic region, for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,

Revenue	2004	2003	2004	2003

Monster	$141,904	$100,625	$264,065	$204,093
Advertising & Communications	41,425	37,157	82,997	73,730
Directional Marketing	26,055	28,892	50,054	57,389

Total revenue	$209,384	$166,674	$397,116	$335,212

	Three Months Ended June 30,		Six Months Ended June 30,

Operating Income (Loss)	2004	2003	2004	2003(a)

Monster	$24,651	$18,473	$43,370	$10,099
Advertising & Communications	477	(3,475)	825	(22,584)
Directional Marketing	679	1,454	1,401	(2,288)

Total operating income (loss)	$25,807	$16,452	$45,596	$(14,773)

	Three Months Ended June 30,		Six Months Ended June 30,

Revenue by Geographic Region	2004	2003	2004	2003

United States	$156,908	$126,203	$298,004	$252,775
United Kingdom	22,107	20,866	44,660	42,461
Continental Europe	24,515	12,886	40,241	26,681
Other (b)	5,854	6,719	14,211	13,295

Total	$209,384	$166,674	$397,116	$335,212

        The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of June 30, 2004 and December 31, 2003:

Total Assets	June 30, 2004	December 31, 2003

Monster	$677,429	$394,723
Advertising & Communications	334,848	322,243
Directional Marketing	191,888	196,041
Shared Assets (c)	123,456	209,272

Total	$1,327,621	$1,122,279

  (a)
  Includes business reorganization, spin-off and other special charges for the six months ended June 30, 2003 as follows:

Business reorganization, spin-off and other special charges	Six Months Ended June 30, 2003
Monster	$28,587
Advertising & Communications	11,765
Directional Marketing	7,570

Total	$47,922

  (b)
  Includes Canada and the Asia Pacific region.

  (c)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

New York, New York
July 26, 2004

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, from time to time our senior management makes forward-looking statements. Broadly speaking, forward-looking statements include:

  •
  projections of our revenues, expenses, income, earnings per share, capital expenditures, capital structure or other financial items;

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

  •
  forecasts of our future performance; and

  •
  descriptions of assumptions underlying or relating to the foregoing.

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

Overview

        Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest recruitment advertising agencies. Our more than 495,000 clients include, on a non-exclusive basis, approximately 90 of the Fortune 100 and approximately 490 of the Fortune 500 companies. These Fortune 100 and Fortune 500 clients accounted for 4.0% and 8.7%, respectively, of our revenue for the three months ended June 30, 2004 and 3.9% and 9.8%, respectively, of our revenue for the six months ended June 30, 2004.

        Our flagship brand Monster was founded in 1994 as the 454th commercial website in the world and has since revolutionized the way employers and job seekers connect with one another. We help clients streamline and more effectively manage their entire hiring process by providing them with one-stop-shopping for their online recruitment and career management needs.

        As of June 2004, the Monster global network consists of 22 local content and language sites in countries in North America, Europe and the Asia/Pacific Region. Our Monster properties include all sites and domains owned or operated by us or with whom we have commercial arrangements. Monster properties recorded over 27 million U.S. based unique visitors during the month of June 2004 according to independent research conducted by comScore Media Metrix and offer a database of over 38.9 million active, registered resumes. The Monster network, which includes all Monster properties except Tickle, recorded 18 million U.S. based unique visitors during the Month of June 2004.

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

Business Acquisitions and Intangible Assets

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

        Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Intangible assets consist primarily of the value of client relationships, non-compete agreements, trademarks and goodwill. With the exception of goodwill and indefinite-lived trademarks, intangible assets are being amortized over periods ranging from two to thirty years. We evaluate our goodwill and other indefinite-lived intangible assets annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our operating strategy and our market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Integration, Restructuring and Business Reorganization and Spin-off Plans

        We have recorded significant charges and accruals in connection with our integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. As of June 30, 2004, our liability for integration, restructuring, business reorganization and spin-off plans was $37.1 million.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. The Company assesses the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.8% of our accounts receivable portfolio as of June 30, 2004. A 1% change in the calculation of bad debt reserves for the six months ended June 30, 2004, would have impacted the allowance for doubtful accounts by approximately $4.1 million.

Interim Financial Reporting

        As permitted under generally accepted accounting principles, interim accounting for certain expenses, such as income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Constant Currencies

        We define the term "constant currency" to be a comparison of financial information from period to period that excludes the effect of translating foreign currencies to U.S. dollars at differing exchange rates. Changes in our revenues and core operating expenses, which we identify as salaries and related, office and general, and marketing and promotion expenses, include the effect of changes in foreign currency exchange rates because they are translated at average exchange rates for each period, as required by generally accepted accounting principles.

        The Company believes that these calculations are a useful measure, providing additional detail about the change in operations from period to period. Earnings from subsidiaries are rarely repatriated to the United States and there are no significant gains or losses on foreign currency transactions between subsidiaries.

Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not the Company's economic condition.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003	Constant Currency Change
(in thousands)	Reported Amount	Currency Translation	Constant Currency	Reported Amount
					$	%

Revenue:
Monster	$141,904	$(1,085)	$140,819	$100,625	$40,194	39.9
Advertising & Communications	41,425	(2,401)	39,024	37,157	1,867	5.0
Directional Marketing	26,055	(135)	25,920	28,892	(2,972)	(10.3)

Total revenue	$209,384	$(3,621)	$205,763	$166,674	$39,089	23.5

Core Operating Expenses:
Salaries and related	$98,863	$(2,148)	$96,715	$79,080	$17,635	22.3
Office and general	43,807	(844)	42,963	37,656	5,307	14.1
Marketing and promotion	39,522	(240)	39,282	32,887	6,395	19.4

Core operating expenses	$182,192	$(3,232)	$178,960	$149,623	$29,337	19.6

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003	Constant Currency Change
(in thousands)	Reported Amount	Currency Translation	Constant Currency	Reported Amount
					$	%

Revenue:
Monster	$264,065	$(3,083)	$260,982	$204,093	$56,889	27.9
Advertising & Communications	82,997	(6,201)	76,796	73,730	3,066	4.2
Directional Marketing	50,054	(325)	49,729	57,389	(7,660)	(13.3)

Total revenue	$397,116	$(9,609)	$387,507	$335,212	$52,295	15.6

Core Operating Expenses:
Salaries and related	$185,875	$(6,309)	$179,566	$154,145	$25,421	16.5
Office and general	84,990	(3,044)	81,946	80,231	1,715	2.1
Marketing and promotion	78,507	(748)	77,759	66,475	11,284	17.0

Core operating expenses	$349,372	$(10,101)	$339,271	$300,851	$38,420	12.8

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Monster

        The operating results of our Monster division for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Increase

(in thousands)	2004	2003	$	%

Revenue	$141,904	$100,625	$41,279	41.0

Salaries and related, office and general, marketing and promotion	116,061	81,764	34,297	41.9
Amortization of intangibles	1,192	388	804	207.2

Total operating expenses	117,253	82,152	35,101	42.7

Operating income	$24,651	$18,473	$6,178	33.4

        The Monster division's revenue increased in the current period as a result of improved economic conditions in the United States, where we saw a general increase in the level of hiring activity. We have also recognized benefits from realigning of our sales force across Monster's vertical channels and have continued our focus on maintaining a higher level of customer service, which we believe has allowed us to gain new customer relationships and higher levels of client retention. In addition, acquisitions contributed $17.3 million of revenue to the second quarter of 2004. Global job postings on our Monster properties were up 35% versus last year's second quarter, excluding postings on monsterindia.com, usajobs.opm.gov and other websites that we operate for third parties, reflecting increased demand for our clients' online recruitment needs. Monster's revenue mix shifted slightly from the comparable period in 2003, with 53% of the division's revenue being derived from job postings and 27% from resume database access in the current period. Revenue generated from other sources, which consist of our government, campus and consumer businesses, increased to 20% of revenue. We expect our revenue mix to continue to shift as our government and consumer-based offerings, such as Tickle and Monster Networking, gain traction. Our primary revenue sources showed strong year over year growth and demonstrate our commitment to developing diversified interactive revenue streams. We also significantly expanded our presence in the European online help-wanted market with the acquisition of jobpilot GmbH in April 2004.

        In January 2003, Monster Government Solutions was awarded a contract by the U.S. Office of Personnel Management ("OPM") to overhaul and operate the USAJobs website. This contract, renewable annually at OPM's option, could potentially run through the year 2013 and be worth up to $62 million. In July 2004, OPM announced that it will hold a new competition for the USAJobs contract. Press reports have suggested that the contract up for bid will be for one year, with the option of four one-year renewals. Press reports have also indicated that OPM simply wishes to re-evaluate the market place and is extremely pleased with our work. We will bid on the new contract and believe that we will remain OPM's partner of choice.

        In reaction to improving economic and labor conditions in the United States, we increased our sales and sales support staff by approximately 130 people and increased spending on marketing and promotion in the second quarter of 2004. In addition, depreciation expense and amortization of intangible assets increased due to acquisitions completed during the first and second quarters of 2004. A weaker US dollar also increased our operating expenses slightly in the current period. Beginning in 2004, we redirected a large portion of our marketing resources towards mass media advertising such as television, Internet, outdoor advertising and sponsorship placements. As a result of our targeted marketing efforts, improvements in the labor markets and acquisitions completed since June 2003 (particularly Tickle Inc.), Monster properties were the 10th most visited U.S. Internet site in June 2004, up from 28th in June 2003 according to independent research conducted by comScore Media Metrix.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$41,425	$37,157	$4,268	11.5

Salaries and related, office and general, marketing and promotion	40,895	40,574	321	0.8
Amortization of intangibles	53	58	(5)	(8.6)

Total operating expenses	40,948	40,632	316	0.8

Operating income (loss)	$477	$(3,475)	$3,952	113.7

        Revenue in our Advertising & Communications division increased 11.5% compared to the prior year period primarily as a result of an improvement in the North American help-wanted print market and better overall U.S. economic conditions in 2004. The improvement in North American recruitment market however, was offset by lower demand in Continental Europe. We continue to remain cautious about the print-based recruitment advertising market mainly because we believe that online alternatives offer a more efficient and cost effective approach to hiring. As a result, we continue to encourage our Advertising & Communications division sales force to introduce their clients to online solutions and Monster services. During the three months ended June 30, 2004 and 2003, our Advertising & Communications division sold $18.1 million and $21.8 million of Monster services, respectively.

        Since the implementation of our reorganization plans, beginning in the second quarter of 2002, the Advertising & Communication division's main focus has been to bring costs in line with revenues. We have concentrated on reducing the cost structure to reflect the shrinking demand for print based recruitment advertising and depressed economic conditions in prior periods. The division has reduced the number of employees in Europe and North America and continues to consolidate duplicative office locations. As a result, operating expenses as a percentage of revenue decreased compared to the 2003 period and the division achieved operating income for the quarter ended June 30, 2004.

Directional Marketing

        The operating results of our Directional Marketing division for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Decrease

(in thousands)	2004	2003	$	%

Revenue	$26,055	$28,892	$(2,837)	(9.8)

Salaries and related, office and general, marketing and promotion	25,236	27,285	(2,049)	(7.5)
Amortization of intangibles	140	153	(13)	(8.5)

Total operating expenses	25,376	27,438	(2,062)	(7.5)

Operating income	$679	$1,454	$(775)	(53.3)

        Directional Marketing's revenue decreased in the three months ended June 30, 2004, on lower ad placement volume compared to the same period in 2003.

        As a result of the reorganization initiatives in 2003, Directional Marketing's core operating expenses are lower in the second quarter of 2004, compared to the prior period in 2003. The division is continually monitoring its cost structure to ensure that expenses are not outgrowing revenues. As a result, included in the division's core operating expenses for the second quarter of 2004 is nearly $1.0 million of severance related costs, as we lowered our overall headcount in the division.

Consolidated Operating Expenses and Operating Income

        Consolidated operating expenses and operating income for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Increase

(in thousands)	2004	2003	$	%

Salaries and related	$98,863	$79,080	$19,783	25.0
Office and general	43,807	37,656	6,151	16.3
Marketing and promotion	39,522	32,887	6,635	20.2
Amortization of intangibles	1,385	599	786	131.2

Total operating expenses	$183,577	$150,222	$33,355	22.2

Operating income	$25,807	$16,452	$9,355	56.9

        We continued to invest in our business in the second quarter of 2004 and as a result realized increased levels of core operating expenses. We added approximately 130 people to the Monster division's sales and sales support staff and introduced new initiatives and product offerings in the current quarter of 2004. In addition, we increased our marketing and promotion expense to attract a higher quality visitor base to our Monster websites globally and promote new market segments, such as Monster's consumer offerings. Included in marketing and promotion in the 2004 period is approximately $3.9 million of expense related to acquired businesses. Acquisitions completed in 2004 contributed $13.0 million to the overall increase in core operating expenses. An increase in foreign currency exchange rates also contributed to the increase in core operating expenses. The increase in our consolidated operating expenses versus the prior period also reflects a significant increase in amortization expense as a result of the purchase acquisitions that we completed in the second quarter of 2004.

Income Taxes

        Income taxes for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Increase

(in thousands)	2004	2003	$	%

Income from continuing operations before income taxes	$25,233	$16,440	$8,793	53.5
Income taxes	$8,838	$6,050	$2,788	46.1
Effective tax rate	35.0%	36.8%

        Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Income from Continuing Operations, Loss from Discontinued Operations and Net Income

        Income from continuing operations, loss from discontinued operations and net income and per share amounts for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Increase

(in thousands, except per share amounts)	2004	2003	Amount	%

Net income:
Income from continuing operations	$16,395	$10,390	$6,005	57.8
Loss from discontinued operations, net of tax	(155)	(743)	588	79.1

Net income	$16,240	$9,647	$6,593	68.3

Diluted income per share:
Income per share from continuing operations	$0.14	$0.09	$0.05
Loss per share from discontinued operations, net of tax	—	(0.01)	0.01

Diluted income per share	$0.14	$0.08	$0.06

Diluted weighted average shares outstanding	120,192	113,636	6,556	5.8

        In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia and New Zealand in 2003, we have reclassified the results of operations for our former eResourcing and Executive Search divisions and the terminated joint venture as discontinued operations.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Monster

        The operating results of our Monster division for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$264,065	$204,093	$59,972	29.4

Salaries and related, office and general, marketing and promotion	218,906	164,615	54,291	33.0
Amortization of intangibles	1,789	792	997	125.9
Business reorganization and other special charges	—	28,587	(28,587)	(100.0)

Total operating expenses	220,695	193,994	26,701	13.8

Operating income	$43,370	$10,099	$33,271	329.4

        Revenue at the Monster division increased in the first six months of 2004 as a result of improved economic conditions in the United States, realignment of our sales force across vertical channels, and higher client retention rates compared to prior periods. Acquisitions and the effects of a weaker U.S. dollar also contributed $23.7 million to the increase in revenue for the six months ended June 30, 2004. Revenue is mainly comprised of employer job postings, access to our resume database and other ancillary services. We expect revenue to continue to increase throughout the remainder of 2004 as we offer additional products to human resource professionals. In addition, we have expanded our consumer-based revenue sources, through our second quarter 2004 acquisition of Tickle.

        Core operating expenses at the Monster division increased primarily as a result of our continued investment in the Monster network. We added employees in the Monster division in the first half of 2004, primarily to expand our sales force staff and client services team. In addition, we continue to promote and brand the Monster franchise on a global platform to both the employer and job seeker. Our increased marketing and promotional efforts are driving traffic to our network of websites and is also expanding our brand recognition and market reach. We expect to continue to add to our sales force throughout the remainder of 2004 as we attempt to build on our market position in each country and capitalize on new initiatives. Our 2004 business combinations and an increase in foreign currency exchange rates also contributed to the division's increased expenses.

Advertising & Communications

        The operating results of our Advertising & Communications division for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$82,997	$73,730	$9,267	12.6

Salaries and related, office and general, marketing and promotion	82,108	84,431	(2,323)	(2.8)
Amortization of intangibles	64	118	(54)	(45.8)
Business reorganization and other special charges	—	11,765	(11,765)	(100.0)

Total operating expenses	82,172	96,314	(14,142)	(14.7)

Operating income (loss)	$825	$(22,584)	$23,409	103.7

        Advertising & Communication's revenue increased primarily due to stronger help wanted print advertising in North America and Europe compared to the prior period. The effects of a weaker U.S. dollar also contributed $6.2 million to the increase over the prior year period. We are continually promoting our services to drive business to the Monster division. As a result, we recognized approximately $32.0 million and $41.8 million of cross selling for the six months ended June 30, 2004 and 2003, respectively.

        Due to the reorganization initiatives we implemented in 2002 and 2003, our core operating expenses decreased during the six months ended June 30, 2004, compared to the prior year period. We have aligned our cost structure to the level of revenue that we are generating and are continually monitoring our expenses. Advertising & Communications division has consolidated duplicative offices and eliminated certain redundancies throughout North America and Europe.

Directional Marketing

        The operating results of our Directional Marketing division for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$50,054	$57,389	$(7,335)	(12.8)

Salaries and related, office and general, marketing and promotion	48,358	51,805	(3,447)	(6.7)
Amortization of intangibles	295	302	(7)	(2.3)
Business reorganization and other special charges	—	7,570	(7,570)	(100.0)

Total operating expenses	48,653	59,677	(11,024)	(18.5)

Operating income (loss)	$1,401	$(2,288)	$3,689	161.2

        Revenue in our Directional Marketing division decreased from the 2003 period primarily as a result of lower ad placement volume and a higher number of Yellow Page directory closings in the 2003 period.

        Core operating expenses in the Directional Marketing division decreased mainly due to the reorganization initiatives we implemented in 2002 and 2003. Included in salaries and related for the first six months of 2004 are approximately $2.0 million of severance related expenses as we continue to manage our cost structure. We have aligned our cost structure with our revenue base and continue to focus on operational efficiencies in the business.

Consolidated Operating Expenses and Operating Income (Loss)

        Consolidated operating expenses and operating income (loss) for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Salaries and related	$185,875	$154,145	$31,730	20.6
Office and general	84,990	80,231	4,759	5.9
Marketing and promotion	78,507	66,475	12,032	18.1
Business reorganization and other special charges	—	47,922	(47,922)	(100.0)
Amortization of intangibles	2,148	1,212	936	77.2

Total operating expenses	$351,520	$349,985	$1,535	0.4

Operating income (loss)	$45,596	$(14,773)	$60,369	408.6

        The increase in salaries and related mainly reflects the acquisitions of QuickHire, Military Advantage, jobpilot, and Tickle. In addition, we increased our sales force in the Monster division and as a result, have expensed higher sales commissions in the 2004 period. The increase in office and general expenses reflects higher depreciation and amortization expense in the current period as a result of acquisitions made since July 1, 2003. In an effort to take advantage of the improving economy and labor markets in 2004, we increased our spending on marketing and promotion in our Monster division. Amortization expense increased as a result of the intangible assets that we acquired in connection with our purchase acquisitions. Total operating expenses increased $13.8 million as a result of our 2004 acquisitions. In addition, rising foreign currency exchange rates in the 2004 period negatively impacted total operating expenses when compared with the six months ended June 30, 2003. The prior year period also includes business reorganization costs associated with our spin-off of Hudson Highland Group.

Income Taxes

        Income taxes for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase

(in thousands)	2004	2003	$	%

Income (loss) from continuing operations before income taxes	$44,658	$(15,640)	$60,298	385.5
Income taxes	$15,644	$2,492	$13,152	527.8
Effective tax rate	35.0%	(15.9)%

        Our effective tax rates differ from the statutory rate due to the impact of state and local taxes, certain nondeductible expenses (including integration, business reorganization and spin-off costs in 2003), foreign earnings taxed at different tax rates and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Discontinued Operations

        The results from discontinued operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$—	$93,945	$(93,945)	(100.0)

Loss before income taxes	(567)	(39,944)	39,377	98.6
Income taxes	(198)	48,143	(48,341)	(100.4)

Loss from discontinued operations, net of tax	$(369)	$(88,087)	$87,718	99.6

        In connection with our spin-off transaction and the termination of our joint venture arrangement in Australia and New Zealand in 2003, we have reclassified the results of operations for our former eResourcing and Executive Search divisions and the terminated joint venture as discontinued operations.

Income (Loss) from Continuing Operations and Net Income (Loss)

        Income (loss) from continuing operations and net income (loss) and per share amounts for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,		Increase

(in thousands, except per share amounts)	2004	2003	Amount	%

Net income (loss):
Income (loss) from continuing operations	$29,014	$(18,132)	$47,146	260.0
Loss from discontinued operations, net of tax	(369)	(88,087)	87,718	99.6

Net income (loss)	$28,645	$(106,219)	$134,864	127.0

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations	$0.24	$(0.16)	$0.40
Loss per share from discontinued operations, net of tax	—	(0.79)	0.79

Diluted earnings (loss) per share	$0.24	$(0.95)	$1.19

Diluted weighted average shares outstanding	119,004	111,661	7,343	6.6

Financial Condition

        Cash flow information for the six months ended June 30, 2004 and 2003 is as follows. Cash flow information relating to the 2003 period reflects cash used for our continuing operations.

	Six Months Ended June 30,

(in thousands)	2004	2003

Cash provided by (used for) operating activities	$6,337	$(8,288)
Cash used for investing activities	(132,646)	(14,171)
Cash provided by (used for) financing activities	66,068	(26,137)
Cash used for discontinued operations	—	(25,721)
Effect of exchange rate changes on cash and cash equivalents	190	1,533

        Our principal capital requirements have been to fund (i) the spin-off of Hudson Highland Group, Inc. ("HH Group") in the first half of 2003, (ii) working capital, (iii) marketing and development of our Monster network, (iv) acquisitions and (v) capital expenditures. Our working capital requirements are generally higher in the quarters ending March 31 and September 30, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the spin-off of HH Group, and the integration of business acquisitions, we have substantial cash commitments over the next several years. As of June 30, 2004, we had $37.1 million of accrued integration and restructuring expenses and business reorganization and spin-off costs, of which we estimate that $8.5 million will be paid over the next twelve months. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        Following the spin-off of HH Group, we agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring, business reorganization and spin-off obligations. These quarterly payments began in July 2003 and ended in June 2004. In 2003 we also paid HH Group for re-branding costs, bank fees and other miscellaneous costs relating to commitments that existed prior to the spin-off. As of June 30, 2004, our liability to HH Group is $0.4 million, which we anticipate will be fully paid by the end of 2004.

        On January 6, 2004, we completed the sale of 2.5 million shares of common stock. Net proceeds from the offering were $55.7 million, which will be used for general corporate purposes, including working capital, and to acquire or invest in complementary businesses.

        As of June 30, 2004, we had cash and cash equivalents of $82.2 million, compared to $142.3 million as of December 31, 2003. Cash balances as of June 30, 2004 and December 31, 2003 exclude the effect of $33.2 million and $35.7 million, respectively of outstanding checks in excess of cash balances, which have been recorded as current liabilities on our balance sheet. These outstanding checks typically represent media publisher payments, payroll and other payments disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts. Our net decrease in cash of $60.1 million in the six months ended June 30, 2004, primarily relates to our investing activities, which includes payments of $116.2 million for acquisitions and related costs, net of any cash acquired.

        Cash provided by operating activities for the six months ended June 30, 2004 was a result of net income, adjusted for $43.5 million of non-cash related items. Such non-cash items include stock-based compensation, income taxes, bad debts and depreciation and amortization. Increases in accounts receivable and deferred revenue are mainly due to the improved economic environment in 2004, as we have recognized a substantial improvement in both revenue and income levels from the prior year. Decreases in accounts payable and accrued expenses include payments made to Yellow Pages directory publishers and $5.1 million in payments to HH Group for the first six months of 2004. In addition, we made cash payments of $9.2 million related to our merger, integration, business reorganization and spin-off costs.

        We used cash for investing activities of $132.6 million in the six months ended June 30, 2004, primarily reflecting our investments in the businesses of jobpilot and Tickle Inc. We also paid $2.1 million to former owners of other acquisitions, based on pre-determined financial goals, and made $1.9 million of payments related to the restructuring of business acquisitions. In addition, we made $16.5 million of payments for capital expenditures during the first six months of 2004.

        Cash provided by financing activities mainly reflects $55.7 million of proceeds received upon our issuance of 2.5 million shares of common stock on January 6, 2004 and $10.8 million of cash received from stock option exercises. In addition we used $0.4 million of cash for payments on our capital lease obligations. In the six months ended June 30, 2004, total debt increased by $52.1 million, mostly related to future consideration payable in connection with our acquisitions of Military Advantage and Tickle.

        We believe that our current cash and cash equivalents, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy, unemployment rates and the timing of payments to Yellow Pages publishers.

        Payments due under contractual obligations at June 30, 2004 are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Payable to Hudson Highland Group, Inc.	$437	$437	$—	$—	$—
Borrowings under financing arrangement and other notes payable	554	—	161	151	242
Capital lease obligations	773	372	349	52	—
Operating lease obligations (1)	227,896	27,966	53,567	48,168	98,195
Acquisition notes payable	55,534	22,149	33,040	267	78
Equity compensation and other long term liabilities	3,981	1,941	2,040	—	—

Total	$289,175	$52,865	$89,157	$48,638	$98,515

  (1)
  Net of contractual sublease income. Includes approximately $30.0 million of lease obligations related to office consolidations in connection with our accrued integration and business reorganization costs.

        In addition, the Company has other long-term liabilities for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At June 30, 2004, the utilized portion of our three-year revolving credit agreement was approximately $8.0 million for standby letters of credit and approximately $92.0 million was unused. Accounts receivable are sufficient to allow for the drawdown of the entire amount. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the six months ended June 30, 2004, approximately 25% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months ended June 30, 2004, we had a translation loss of $3.2 million, primarily attributable to the strengthening of the U.S. dollar against the Australian dollar, the Euro and the Swedish Krona.

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

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                EQUITY SECURITIES.

  (1)
  On April 22, 2004, the Company issued 1,000,000 shares of its common stock in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended, as partial consideration for the acquisition of jobpilot GmbH.

  (2)
  On May 21, 2004, the Company issued 999,963 shares of its common stock in a private placement transaction pursuant to Regulation D of the Securities Act of 1933, as amended, as partial consideration for the acquisition of Tickle Inc.

  (3)
  On June 18, 2004, the Company issued 113,854 shares of its common stock in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended, as partial consideration for the acquisition of shares of Webneuron Services Limited.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a)
  The annual meeting of stockholders was held on June 16, 2004.

  (b)
  The following directors were elected at the Annual Meeting and received the vote indicated:

	For	Withheld
Andrew J. McKelvey	146,125,877	3,444,400
George R. Eisele	147,607,463	1,962,814
John Gaulding	146,115,779	3,454,498
Ronald J. Kramer	145,601,894	3,968,383
Michael Kaufman	146,114,470	3,455,807
John Swann	145,075,343	4,494,934
David A. Stein	147,779,075	1,791,202
  (c)
  The material terms of the performance goals under the Monster Worldwide, Inc. 1999 Long Term Incentive Plan were re-approved by the vote indicated:

For	136,641,336
Against	10,525,212
Abstentions	2,403,729

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following exhibits are filed as a part of this report:

10.1	Amendment No. 4, dated as of May 7, 2004, to Secured Revolving Credit Agreement by and among the Company, TMP Worldwide Limited, Bartlett Scott Edgar Limited, the several banks and other financial institutions or entities from time to time parties thereto, Fleet National Bank, the Royal Bank of Scotland PLC and LaSalle Bank National Association.
10.2	Employment Letter Amendment, dated June 16, 2004, by and between the

Company and Michael Sileck to the Employment Letter Agreement dated September 11, 2002.
10.3	Employment Letter Agreement, dated September 24, 2002, by and between the Company and John Mclaughlin.
10.4	Employment Letter Amendment, dated April 1, 2003, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.
10.5	Employment Letter Amendment, dated June 16, 2004, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.
15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

  (i)
  The Company's current report on Form 8-K, filed on April 2, 2004, relating to the Company entering into Amendment No. 4 to Andrew J. McKelvey's employment agreement and entering into a revised employment letter with William Pastore.

  (ii)
  The Company's current report on Form 8-K, filed on April 28, 2004, relating to the Company's results of operations for the quarter ended March 31, 2004.

  (iii)
  The Company's current report on Form 8-K, filed on June 7, 2004, relating to the Company hosting an informational investment community Webcast.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: August 6, 2004	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer (principal executive officer)
Dated: August 6, 2004	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (principal financial officer)
Dated: August 6, 2004	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (principal accounting officer)

QuickLinks

MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART I—FINANCIAL INFORMATION
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars and shares in thousands, except per share amounts) (unaudited)
Report of Independent Registered Public Accounting Firm
PART II—OTHER INFORMATION
SIGNATURES