Form 10-Q
period 2004-09-30
MONSTER WORLDWIDE INC
filed 2004-11-05
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of October 31, 2004, the latest practicable date.

Class	Outstanding on October 31, 2004

Common Stock	114,322,686
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$227,122	$170,803	$618,131	$499,224

Salaries and related	108,869	80,605	291,018	230,156
Office and general	45,878	39,424	129,571	119,002
Marketing and promotion	37,529	30,473	116,104	96,902
Business reorganization and other special charges	—	—	—	47,922
Amortization of intangibles	3,185	603	5,334	1,815

Total operating expenses	195,461	151,105	542,027	495,797

Operating income	31,661	19,698	76,104	3,427
Interest and other, net	(352)	36	(1,291)	(830)

Income from continuing operations before income taxes	31,309	19,734	74,813	2,597
Income taxes	11,108	7,147	26,303	9,054

Income (loss) from continuing operations	20,201	12,587	48,510	(6,457)
Income (loss) from discontinued operations, net of tax	(213)	(364)	122	(87,539)

Net income (loss)	$19,988	$12,223	$48,632	$(93,996)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.17	$0.11	$0.41	$(0.06)
Loss from discontinued operations, net of tax	—	—	—	(0.78)

Net income (loss)	$0.17	$0.11	$0.41	$(0.84)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.17	$0.11	$0.41	$(0.06)
Loss from discontinued operations, net of tax	—	—	—	(0.78)

Net income (loss)	$0.17	$0.11	$0.41	$(0.84)

Weighted average shares outstanding:
Basic	118,584	112,342	117,188	111,887
Diluted	120,351	115,249	119,392	111,887

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,212	$142,255
Accounts receivable, net of allowance for doubtful accounts of $20,408 and $18,107 in 2004 and 2003, respectively	423,229	338,931
Work-in-process	22,945	21,472
Prepaid and other	40,726	52,806
Assets held for sale	21,201	18,909

Total current assets	625,313	574,373

Property and equipment, net	95,910	85,607
Goodwill	610,745	424,948
Other intangibles, net	58,591	16,099
Other assets	18,432	21,252

Total assets	$1,408,991	$1,122,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,963	$256,015
Accrued expenses and other current liabilities	140,587	125,226
Outstanding checks in excess of bank balances	31,896	35,669
Accrued integration and restructuring costs	9,526	6,688
Accrued business reorganization and spin-off costs	23,428	33,958
Deferred revenue	199,512	159,065
Current portion of long-term debt	22,833	2,623
Liabilities held for sale	18,262	20,751

Total current liabilities	703,007	639,995

Long-term debt, less current portion	34,196	2,087
Other long-term liabilities	17,356	12,005

Total liabilities	754,559	654,087

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 114,868 and 109,216 shares, respectively; outstanding: 113,941 and 108,289 shares, respectively	115	109
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,114,237	978,836
Treasury stock, 927 shares at cost	(9,842)	(9,842)
Accumulated other comprehensive income	64,369	58,928
Unamortized stock based compensation	(3,240)	—
Retained deficit	(511,212)	(559,844)

Total stockholders' equity	654,432	468,192

Total liabilities and stockholders' equity	$1,408,991	$1,122,279

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows provided by (used for) operating activities:
Net income (loss)	$48,632	$(93,996)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations, net of tax	(122)	87,539
Depreciation and amortization	28,356	20,262
Provision for doubtful accounts	5,495	11,504
Tax benefit from stock option exercises	1,688	1,100
Net loss on disposal and write-off of fixed assets	254	27,057
Non-cash compensation	2,083	2,796
Common stock issued for matching contribution to 401(k) plan and other	3,676	5,433
Deferred income taxes	14,634	9,028
Minority interests and other	177	54
Changes in assets and liabilities, net businesses acquired and divested:
Accounts receivable	(74,383)	(53,522)
Work-in-process, prepaid and other	12,270	33,371
Deferred revenue	26,579	57
Accrued business reorganization, spin-off and other costs	(10,530)	(20,678)
Accounts payable, accrued liabilities and outstanding checks in excess of cash balances	(7,292)	(18,550)
Net cash used for operating activities of discontinued operations and business held for sale	(3,074)	(27,656)

Total adjustments	(189)	77,795

Net cash provided by (used for) operating activities	48,443	(16,201)

Cash flows used for investing activities:
Capital expenditures	(20,929)	(14,198)
Payments for acquisitions and intangible assets, net of cash acquired	(117,985)	(9,116)
Net cash used for investing activities of discontinued operations and business held for sale	(1,708)	(4,013)

Net cash used for investing activities	(140,622)	(27,327)

Cash flows provided by (used for) financing activities:
Net repayments under line of credit and capital lease obligations	(709)	(3,112)
Proceeds from the issuance of common stock	55,673	—
Cash received from the exercise of employee stock options	11,743	12,123
Cash funded to Hudson Highland Group, Inc.	—	(40,000)
Net cash used for financing activities of discontinued operations and business held for sale	—	(638)

Net cash provided by (used for) financing activities	66,707	(31,627)

Effect of exchange rate changes on cash and cash equivalents	429	1,714
Net decrease in cash and cash equivalents	(25,043)	(73,441)
Cash and cash equivalents, beginning of period-continuing operations	142,255	165,648
Cash and cash equivalents, beginning of period-discontinued operations	—	25,908

Cash and cash equivalents, end of period	$117,212	$118,115

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$816	$2,697
Income taxes	$(1,685)	$(17,375)
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$55,852	$—
Liabilities created in connection with business combinations	$52,762	$—

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)
(unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

        Monster Worldwide, Inc. ("Monster Worldwide" or the "Company"), founded in 1967, operates Monster®, the leading global online careers property. The Company also owns TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest Recruitment Advertising agency networks. The Company operates in North America, Europe and the Asia/Pacific Region.

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

        For the period January 1, 2003 through September 30, 2004, the Company completed six business combinations accounted for using the purchase method of accounting. The results of these businesses are included from their respective acquisition dates forward. Although none of the following acquisitions are considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

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

* 47.9704% interest in and management control acquired on such date. Remaining interest acquired on October 14, 2004 (See Note 8)

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

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of shares)
	2004	2003	2004	2003

Basic weighted average shares outstanding	118,584	112,342	117,188	111,887
Common stock equivalents - stock options and stock issuable under employee compensation plans *	1,767	2,907	2,204	—

Diluted weighted average shares outstanding	120,351	115,249	119,392	111,887

  *
  Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such common stock equivalents is approximately 11,979 and 7,591 for the three months ended September 30, 2004 and 2003, respectively and 8,893 and 12,359 for the nine months ended September 30, 2004 and 2003, respectively.

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

        The pro forma effects of stock options on net income (loss) and earnings per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Risk-free interest rate	4.1%	3.9%	4.1%	3.9%
Volatility	48.8%	61.2%	48.8%	74.8%
Expected life (years)	5.0	5.2	5.0	5.2

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income (loss) as reported	$19,988	$12,223	$48,632	$(93,996)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	479	564	1,354	1,817
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(8,117)	(7,923)	(23,422)	(22,735)

Pro forma net income (loss)	$12,350	$4,864	$26,564	$(114,914)

Basic earnings (loss) per share:
Net income (loss)-as reported	$0.17	$0.11	$0.41	$(0.84)
Net income (loss)-pro forma	0.10	0.04	0.23	(1.03)
Diluted earnings (loss) per share:
Net income (loss)-as reported	$0.17	$0.11	$0.41	$(0.84)
Net income (loss)-pro forma	0.10	0.04	0.22	(1.03)

Share Based Payments

        On October 13, 2004, the FASB issued Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement would be effective for all public companies for interim or annual periods after June 15, 2005. The statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The standard would also require that the modified prospective transition method be used, which would necessitate the Company to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of the proposed Statement. In addition, the measurement of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate that the Company used to previously account for its grants under SFAS 123.

        Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice. In addition, the proposed standard will have a significant impact on our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. The tax benefit from the exercise of employee stock options currently included within cash flows from operating activities for the nine months ended September 30, 2004 and 2003 was $1.7 million and $1.1 million, respectively.

3.     BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

        In April 2004, the Company's Monster division purchased jobpilot GmbH ("jobpilot"), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to reinforce Monster's leadership position in key European markets, particularly Germany. Under the terms of the purchase agreement, the consideration for this acquisition was a combination of cash and stock consisting of $60,552 in cash, net of cash acquired, and 1,000 shares of the Company's common stock. Total purchase price, including acquisition related costs and net of cash acquired, was approximately $94,000. The Company has preliminarily allocated approximately $11,800 of the purchase price to identifiable intangible assets, including customer relationships, non-compete agreements and trademarks/domain names. The remaining purchase price in excess of net assets acquired, including integration and restructuring costs, has been recorded as goodwill. As of September 30, 2004, the Company has recorded $83,408 of goodwill in connection with its jobpilot acquisition.

        In May 2004, the Company's Monster division purchased Tickle Inc. ("Tickle"), the market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking is expected to expand Monster's subscriber base, enhance its career-related content and further fuel its viral marketing growth. Initial consideration for this acquisition was a combination of cash and stock consisting of $24,454 in cash, net of cash acquired, and approximately 1,000 shares of the Company's common stock. In addition, the Company has agreed to minimum cash payments of $13,332 per year, over the next three years. Such payments have been recorded as debt at their present values in the accompanying September 30, 2004 balance sheet. Additional purchase price commitments are possible, subject to Tickle achieving certain agreed-upon financial goals for the years ended December 31, 2004, 2005 and 2006. Total purchase price recorded at closing, including acquisition related costs and the minimum cash payments due annually over the next three years, was approximately $92,000. At the acquisition date, the Company allocated $13,330 and $3,400 of the purchase price to client relationships and trademarks, respectively. The remaining purchase price in excess of net assets acquired, including integration and restructuring costs, has been recorded as goodwill. As of September 30, 2004, the Company has recorded $70,273 of goodwill in connection with its Tickle acquisition.

        The Company also paid cash of $27,225, issued 114 shares of its common stock and incurred future obligations of $14,659 for the acquisitions of Military Advantage, Inc. and its 47.9704% interest in JobsAhead in the nine months ended September 30, 2004. These acquisitions were primarily made to expand the Company's geographic reach and product offerings. Total purchase price for these acquisitions, including acquisition related costs, was approximately $45,000. The Company has allocated $6,500 and $2,200 of the purchase price to client relationships and trademarks, respectively. The remaining purchase price in excess of net assets acquired, including integration and restructuring costs, has been recorded as goodwill. As of September 30, 2004, the Company has recorded $29,654 of goodwill in connection with such acquisitions. See Note 8 regarding the Company's purchase of the remaining interest in Jobs Ahead subsequent to September 30, 2004.

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

	Three Months Ended September 30,	Nine Months Ended September 30,

	2003	2004	2003

Revenue	$184,005	$648,050	$542,666
Income (loss) from continuing operations	12,475	49,506	(7,085)
Net income (loss)	12,111	49,628	(94,624)
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.11	0.42	(0.06)
Net income (loss)	0.11	0.42	(0.83)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.11	0.41	(0.06)
Net income (loss)	0.10	0.41	(0.83)

        The unaudited pro forma financial information above reflects the following:

  a.
  An increase in interest expense and decrease in interest income, net of tax benefits, of approximately $574 for the three months ended September 30, 2003 and $709 and $1,716 for the nine months ended September 30, 2004 and 2003, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies. The decrease in interest income relates to interest foregone on the aggregate cash paid for the acquisitions.

  b.
  Additional depreciation and amortization expense, net of tax benefits, of $1,440 for the three months ended September 30, 2003 and $1,790 and $4,244 for the nine months ended September 30, 2004 and 2003, respectively. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

  c.
  Additional weighted average shares outstanding of 2,114 for the three months ended September 30, 2003 and 888 and 2,114 for the nine months ended September 30, 2004 and 2003, respectively. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

        The Company has formulated plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. Amounts charged to goodwill in the nine months ended September 30, 2004 primarily relate to the Company's acquisitions of jobpilot.

        A summary of accrued integration and restructuring costs is as follows:

Nine Months Ended September 30, 2004	Liability at 12/31/03	Charged to Goodwill	Utilization	Liability at 9/30/04

Assumed lease obligations on closed facilities (a)	$5,893	$717	$(1,546)	$5,064
Office consolidation (b)	636	3,323	(887)	3,072
Severance, relocation and other employee costs (c)	159	2,956	(1,725)	1,390

Total	$6,688	$6,996	$(4,158)	$9,526

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

        The following table presents the summary activity relating to the Company's integration plans. Amounts in the "Additions" column of the following table represent amounts charged to goodwill in connection with purchase acquisitions. Additions to plans are recorded from the date of the business combination to the date the plan is finalized, within one year from the date of acquisition. As a result, additions in the current year may relate to the finalization of plans initiated in the prior year. Cash payments and associated write-offs relating to the plans are reflected in the "Utilization" caption of the following table. Details of the exit plan activity comprising the Company's integration and restructuring accruals as of September 30, 2004 are as follows:

Nine Months Ended September 30, 2004	Liability at 12/31/03	Additions	Utilization	Liability at 9/30/04

2000 - 2002 Plans (a)	$6,193	$—	$(1,560)	$4,633
2003 Plans	495	660	(176)	979
2004 Plans	—	6,336	(2,422)	3,914

Total	$6,688	$6,996	$(4,158)	$9,526

  (a)
  Remaining liabilities for restructuring plans for the years ended December 31, 2002 and prior, primarily relate to future lease obligations for properties abandoned within one year of acquisition date.

4.    BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

        The Company recorded business reorganization and other special charges of $47,922 classified as a component of operating expenses in the nine months ended September 30, 2003. The Company did not incur business reorganization and other special charges for the three or nine-month periods ended September 30, 2004. Information relating to the business reorganization and other special charges is as follows:

2002 and 2003 Workforce Reduction

        The Company reduced its global workforce by over 1,000 employees between June 30, 2002 and March 31, 2003. As a result, the Company recorded $7,021 for workforce reduction costs in the nine months ended September 30, 2003. Workforce reduction costs consist of severance and employee benefits.

Consolidation of Excess Facilities and Other Special Charges

        During the nine months ended September 30, 2003, the Company expensed $5,738 to consolidate and abandon excess facilities, dispose of property and equipment, and incur professional fees and other special charges in connection with contractual lease obligations. The Company also expensed $25,751 to dispose of property and equipment that was removed from operations, including leasehold improvements, computer equipment, software and furniture and fixtures. Expenses for professional fees and other were $9,412 and primarily relate to legal and accounting costs in connection with workforce reduction, professional fees in connection with the spin-off transaction and bonuses of $1,826 to key employees and executives for completing the spin-off.

        A summary of the activity related to accrued business reorganization and spin-off costs for the nine months ended September 30, 2004 is outlined as follows:

Nine Months Ended September 30, 2004	Liability at 12/31/03	Adjustments	Utilization	Liability at 9/30/04

Workforce reduction	$1,029	$(43)	$(755)	$231
Consolidation of excess facilities	32,026	78	(9,010)	23,094
Professional fees and other	903	(35)	(765)	103

Total	$33,958	$—	$(10,530)	$23,428

        The following table presents the activity, in each reorganization plan for the nine months ended September 30, 2004.

Nine Months Ended September 30, 2004	Liability at 12/31/03	Utilization	Liability at 9/30/04

Second Quarter 2002 Reorganization Plan	$17,336	$(6,705)	$10,631
Fourth Quarter 2002 Reorganization Plan	16,622	(3,825)	12,797

Total	$33,958	$(10,530)	$23,428

5.    COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$19,988	$12,223	$48,632	$(93,996)
Foreign currency translation adjustment and other	8,609	(358)	5,441	24,835

Comprehensive income (loss)	$28,597	$11,865	$54,073	$(69,161)

6.     DISCONTINUED OPERATIONS

        On March 31, 2003, the Company completed the distribution of the common stock of Hudson Highland Group ("HH Group"), which was previously reported as the Company's eResourcing and Executive Search segments. As a result of the spin-off, the Company's financial statements have been reclassified to reflect HH Group as discontinued operations for all periods presented.

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

        During the third quarter of 2004, the Company's Board of Directors approved the sale of US Motivation, a wholly-owned Directional Marketing subsidiary for $10,000 cash. As a result of the intended disposition, the Company's financial statements have been reclassified to reflect US Motivation as discontinued operations for all periods presented.

        Summarized results of operations relating to HH Group, the Joint Venture and US Motivation (as reported in discontinued operations) for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$2,527	$3,173	$8,634	$103,909

Income (loss) before income taxes	(269)	(627)	317	(39,073)
Income taxes	(56)	(263)	195	48,466

Income (loss) from discontinued operations, net of tax	$(213)	$(364)	$122	$(87,539)

        The provision for income taxes reported in discontinued operations in 2003 differs from the amount computed using the Federal statutory income tax rate primarily as a result of changes in valuation allowance and non-deductible expenses. In addition, the nine months ended September 30, 2003 includes a $43,034 charge for the impairment of deferred tax assets in connection with the Company's spin-off of HH Group.

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

        The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $3,107 and $1,556 on Monster sales of $20,718 and $10,373 for the three months ended September 30, 2004 and 2003, respectively and $7,935 and $7,828 on Monster sales of $52,899 and $52,187 for the nine months ended September 30, 2004 and 2003, respectively. Segment results for 2003 have been reclassified to reflect a current year change in the composition of the Company's operating segments, because the Company's Advertising & Communications division now manages certain business components that were previously reported by the Monster segment.

        Following is a summary of the Company's operations by business segment and by geographic region, for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenue	2004	2003	2004	2003

Monster	$157,679	$103,783	$421,745	$307,876
Advertising & Communications	42,571	36,476	125,568	110,206
Directional Marketing	26,872	30,544	70,818	81,142

Total revenue	$227,122	$170,803	$618,131	$499,224

	Three Months Ended September 30,		Nine Months Ended September 30,

Operating Income (Loss)	2004	2003	2004	2003 (a)

Monster	$28,729	$21,935	$72,099	$32,034
Advertising & Communications	273	(4,404)	1,098	(26,988)
Directional Marketing	2,659	2,167	2,907	(1,619)

Total operating income	$31,661	$19,698	$76,104	$3,427

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenue by Geographic Region	2004	2003	2004	2003

United States	$169,293	$133,260	$461,189	$379,244
United Kingdom	25,049	20,600	69,708	63,061
Continental Europe	24,780	10,186	65,021	36,867
Other (b)	8,000	6,757	22,213	20,052

Total	$227,122	$170,803	$618,131	$499,224

        The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of September 30, 2004 and December 31, 2003:

Total Assets	September 30, 2004	December 31, 2003

Monster	$708,857	$394,723
Advertising & Communications	354,340	322,243
Directional Marketing	209,601	196,041
Shared Assets (c)	136,193	209,272

Total	$1,408,991	$1,122,279

  (a)
  Includes business reorganization, spin-off and other special charges for the nine months ended September 30, 2003 as follows:

Business reorganization, spin-off and other special charges	Nine Months Ended September 30, 2003
Monster	$28,587
Advertising & Communications	11,765
Directional Marketing	7,570

Total	$47,922

  (b)
  Includes Canada and the Asia Pacific region.

  (c)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

8.    SUBSEQUENT EVENT

Disposition of US Motivation Subsidiary

        During the third quarter of 2004, the Company's Board of Directors approved the sale of US Motivation, Inc., the Company's wholly-owned Directional Marketing subsidiary ("US Motivation"). On October 5, 2004, the Company entered into a Stock Purchase Agreement (the "Agreement") with General Yellow Pages Consultants, Inc. d/b/a The Marquette Group ("The Marquette Group") and US Motivation, whereby, pursuant to the terms of the Agreement, the Company sold all of the issued and outstanding capital stock of US Motivation to The Marquette Group in exchange for a net cash payment of $10,000, subject to a post-closing adjustment.

        As a result of the Company's disposition and reclassification of US Motivation as discontinued operations, prior period revenues and operating income (loss) are as follows:

	Revenue	Operating Income (Loss)

2004:
First Quarter	$185,826	$20,305
Second Quarter	205,183	24,138
2003:
First Quarter	$164,924	$(32,030)
Second Quarter	163,497	15,759
Third Quarter	170,803	19,698
Fourth Quarter	166,896	18,133

WebNeuron Services Limited Acquisition.

        On June 18, 2004, we acquired 140 shares of WebNeuron Services Limited ("WebNeuron") from ChrysCapital I, LLC, equivalent to 47.9704% of WebNeuron's issued and outstanding equity. The consideration for the purchase of such WebNeuron shares consists of (i) the issuance of 114 shares of our common stock and (ii) the potential issuance of additional shares of our common stock with a face value of up to approximately $959 upon satisfaction of certain integration metrics.

        In October 2004, we completed our acquisition of the remaining 52.0296% of WebNeuron's issued and outstanding equity in exchange for (i) payment of $3,122 in cash and (ii) the potential payment of up to an additional $1,041 upon satisfaction of certain integration metrics.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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
October 18, 2004

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

Overview

        Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, the world's largest Yellow Pages advertising agency and one of the world's largest recruitment advertising agencies. Our more than 495,000 clients range from Fortune 100 companies to small and medium size enterprises and government agencies.

        Our flagship brand Monster was founded in 1994 as the 454th commercial website in the world and has since revolutionized the way employers and job seekers connect with one another. We help clients streamline and more effectively manage their entire hiring process by providing them with one-stop-shopping for their online recruitment and career management needs.

        As of September 2004, the Monster global network consists of 25 local content and language sites in countries in North America, Europe and the Asia/Pacific Region. Our Monster properties include all sites and domains owned or operated by us or with whom we have commercial arrangements. Monster properties recorded over 25 million U.S. based unique visitors during the month of September 2004 according to independent research conducted by comScore Media Metrix and offer a database of over 41.9 million active, registered resumes. The Monster Network, which includes all Monster properties except Tickle, recorded over 19 million U.S. based unique visitors during the month of September 2004.

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

Revenue Recognition and Work-In-Process

        Monster.    Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other ancillary services, which primarily include our government, campus and consumer businesses. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically one to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

        Advertising & Communications.    Our Advertising & Communications division derives revenue for job advertisements placed in newspapers, Internet career websites such as Monster and other media, and associated fees for other career related services. Revenue is recorded net of media placement costs, which are passed on to the customer. Revenue is generally recognized upon placement date for newspapers and other print and offline media. Online media revenue is recognized when services are purchased.

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

        Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Intangible assets consist primarily of the value of client relationships, non-compete agreements, trademarks and goodwill., Intangible assets are being amortized over periods ranging from two to thirty years, except for goodwill and indefinite-lived intangibles, which are evaluated annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our operating strategy and our market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Integration, Restructuring and Business Reorganization and Spin-off Plans

        We have recorded significant charges and accruals in connection with our integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. As of September 30, 2004, our liability for integration, restructuring, business reorganization and spin-off plans was $33.0 million.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. The Company assesses the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.6% of our accounts receivable portfolio as of September 30, 2004. A 1% change in the calculation of bad debt reserves for the nine months ended September 30, 2004, would have impacted the allowance for doubtful accounts by approximately $4.4 million.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003	Constant Currency Change
(in thousands)	Reported Amount	Currency Translation	Constant Currency	Reported Amount
					$	%

Revenue:
Monster	$157,679	$(1,299)	$156,380	$103,783	$52,597	50.7
Advertising & Communications	42,571	(2,458)	40,113	36,476	3,637	10.0
Directional Marketing	26,872	(137)	26,735	30,544	(3,809)	(12.5)

Total revenue	$227,122	$(3,894)	$223,228	$170,803	$52,425	30.7

Core Operating Expenses:
Salaries and related	$108,869	$(2,207)	$106,662	$80,605	$26,057	32.3
Office and general	45,878	(817)	45,061	39,424	5,636	14.3
Marketing and promotion	37,529	(245)	37,284	30,473	6,811	22.4

Core operating expenses	$192,276	$(3,269)	$189,007	$150,502	$38,504	25.6

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003	Constant Currency Change
(in thousands)	Reported Amount	Currency Translation	Constant Currency	Reported Amount
					$	%

Revenue:
Monster	$421,745	$(4,376)	$417,369	$307,876	$109,493	35.6
Advertising & Communications	125,568	(8,655)	116,913	110,206	6,707	6.1
Directional Marketing	70,818	(463)	70,355	81,142	(10,787)	(13.3)

Total revenue	$618,131	$(13,494)	$604,637	$499,224	$105,413	21.1

Core Operating Expenses:
Salaries and related	$291,018	$(8,514)	$282,504	$230,156	$52,348	22.7
Office and general	129,571	(3,860)	125,711	119,002	6,709	5.6
Marketing and promotion	116,104	(994)	115,110	96,902	18,208	18.8

Core operating expenses	$536,693	$(13,368)	$523,325	$446,060	$77,265	17.3

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Monster

        The operating results of our Monster division for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase
(in thousands)	2004	2003	$	%

Revenue	$157,679	$103,783	$53,896	51.9

Salaries and related, office and general, marketing and promotion	125,908	81,442	44,466	54.6
Amortization of intangibles	3,042	406	2,636	649.3

Total operating expenses	128,950	81,848	47,102	57.5

Operating income	$28,729	$21,935	$6,794	31.0

        The Monster division's revenue increased in the current period as a result of increased sales efforts and strategic initiatives to develop new markets in an environment of slowly improving economic conditions, particularly in the United States, where we saw an increase in the level of hiring activity versus the prior year period. We believe that realigning our sales force across Monster's vertical channels in early 2004, has improved our focus on maintaining higher levels of customer service and client retention, and has as improved our ability to gain new customer relationships. In addition, the division's European operations increased revenue almost 50% organically versus the prior period. Acquisitions also contributed $26.3 million of revenue to the third quarter of 2004, in part due to our expansion in the European online help-wanted market with our April 2004 acquisition of jobpilot GmbH.

        Job postings on our Monster Properties, excluding those posted on monsterindia.com, and usajobs.opm.gov and other websites that we operate for third parties, were up 58% globally versus last year's third quarter, reflecting increased demand for our clients' online recruitment needs. Monster's product mix shifted slightly from the comparable period in 2003, with job postings and resume database access comprising 54% and 26%, respectively of the current period's product mix. Remaining products consisted of our government, campus and consumer businesses and increased to 20% of our overall product mix. Our primary revenue sources showed strong year over year growth and demonstrate our commitment to developing diversified interactive revenue streams.

        We increased our sales and sales support staff, and therefore salaries and related expenses, to focus primarily on the small to medium size enterprise market and also in reaction to the slowly improving economic and labor conditions in the United States. In addition, our 2004 acquisitions increased the division's operating expenses by approximately $22.0 million in the third quarter of 2004 when compared to the prior year period. However, marketing and promotion expense was a lower percentage of revenue in the 2004 period than it was in the comparable period of 2003, reflecting our commitment toward increasing the efficiency and effectiveness of our marketing spend. . A weaker US dollar also increased our operating expenses slightly in the current period.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$42,571	$36,476	$6,095	16.7

Salaries and related, office and general, marketing and promotion	42,268	40,820	1,448	3.5
Amortization of intangibles	30	60	(30)	(50.0)

Total operating expenses	42,298	40,880	1,418	3.5

Operating income (loss)	$273	$(4,404)	$4,677	106.2

        Revenue in our Advertising & Communications division increased over the prior year period primarily as a result of an improvement in the North American help-wanted print market and better overall U.S. economic conditions in 2004. The improvement in North American recruitment market however, was slightly offset by lower demand in Europe. We continue to remain cautious about the print-based recruitment advertising market mainly because we believe that online alternatives offer a more efficient and cost effective approach to hiring. As a result, we continue to encourage our Advertising & Communications division sales force to introduce their clients to online solutions and Monster services. During the three months ended September 30, 2004 and 2003, our Advertising & Communications division sold $20.7 million and $10.4 million of Monster services, respectively.

        Since the implementation of our reorganization plans, beginning in the second quarter of 2002, the Advertising & Communication division's main focus has been to bring costs in line with revenues. We have concentrated on reducing the division's cost structure to reflect the long-term shift in demand away from print based recruitment advertising and depressed economic conditions in prior periods. The division has reduced the number of employees in Europe and North America and continues to consolidate duplicative office locations. As a result, operating expenses as a percentage of revenue decreased compared to the 2003 period and the division achieved operating income for the quarter ended September 30, 2004.

Directional Marketing

        The operating results of our Directional Marketing division for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$26,872	$30,544	$(3,672)	(12.0)

Salaries and related, office and general, marketing and promotion	24,100	28,240	(4,140)	(14.7)
Amortization of intangibles	113	137	(24)	(17.5)

Total operating expenses	24,213	28,377	(4,164)	(14.7)

Operating income	$2,659	$2,167	$492	22.7

        Directional Marketing's revenue decreased in the three months ended September 30, 2004, on lower ad placement volume compared to the same period in 2003.

        As a result of the reorganization initiatives in 2003, Directional Marketing's core operating expenses are lower in the third quarter of 2004, compared to the prior period in 2003. The division is continually monitoring its cost structure to ensure that expenses are not outgrowing revenues. In addition, salaries and related costs are lower in the third quarter of 2004 due to headcount reductions that occurred in the first half of 2004.

Consolidated Operating Expenses and Operating Income

        Consolidated operating expenses and operating income for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase
(in thousands)	2004	2003	$	%

Salaries and related	$108,869	$80,605	$28,264	35.1
Office and general	45,878	39,424	6,454	16.4
Marketing and promotion	37,529	30,473	7,056	23.2
Amortization of intangibles	3,185	603	2,582	428.2

Total operating expenses	$195,461	$151,105	$44,356	29.4

Operating income	$31,661	$19,698	$11,963	60.7

        We continued to invest in our business in the third quarter of 2004 and as a result realized increased levels of core operating expenses. We have continued to add employees to the Monster division's sales and sales support staff and introduced new initiatives and product offerings over the course of the 2004 period, which have lead to an increase in salaries and related expenses. In addition, acquisitions contributed $6.5 million to marketing and promotion in the 2004 period. In total, acquisitions completed in 2004 contributed $20.4 million to the increase in core operating expenses. A weaker U.S. dollar and a significant increase in amortization expense as a result of our 2004 purchase acquisitions also contributed to the increase in core operating expenses versus the prior period.

Income Taxes

        Income taxes for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase
(in thousands)	2004	2003	$	%

Income from continuing operations before income taxes	$31,309	$19,734	$11,575	58.7
Income taxes	$11,108	$7,147	$3,961	55.4
Effective tax rate	35.5%	36.2%

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

Income from Continuing Operations, Loss from Discontinued Operations and Net Income

        Income from continuing operations, loss from discontinued operations and net income and per share amounts for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Increase
(in thousands, except per share amounts)	2004	2003	Amount	%

Net income:
Income from continuing operations	$20,201	$12,587	$7,614	60.5
Loss from discontinued operations, net of tax	(213)	(364)	151	41.5

Net income	$19,988	$12,223	$7,765	63.5

Diluted income per share:
Income per share from continuing operations	$0.17	$0.11	$0.06
Loss per share from discontinued operations, net of tax	—	—	—

Diluted income per share	$0.17	$0.11	$0.06

Diluted weighted average shares outstanding	120,351	115,249	5,102	4.4

        In connection with our spin-off transaction, the termination of our joint venture arrangement in Australia and New Zealand in 2003 and the sale of US Motivation, we have reclassified the results of operations for our former eResourcing and Executive Search divisions, the terminated joint venture and US Motivation as discontinued operations.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Monster

        The operating results of our Monster division for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$421,745	$307,876	$113,869	37.0

Salaries and related, office and general, marketing and promotion	344,816	246,057	98,759	40.1
Amortization of intangibles	4,830	1,198	3,632	303.2
Business reorganization and other special charges	—	28,587	(28,587)	(100.0)

Total operating expenses	349,646	275,842	73,804	26.8

Operating income	$72,099	$32,034	$40,065	125.1

        Revenue at the Monster division increased in the first nine months of 2004 as a result of increased sales staff, the slowly improving economic conditions in the United States and improvement in our European operations where we saw a continued migration toward on-line media in the 2004 period. In addition, we realigned our sales force across vertical channels in 2004, and realized higher client retention rates compared to prior periods. Acquisitions and the effects of a weaker U.S. dollar also contributed $49.6 million to the increase in revenue for the nine months ended September 30, 2004.

        Core operating expenses at the Monster division increased primarily as a result of our acquisitions and continued investment in the Monster network. We added employees in the Monster division in the first nine months of 2004, primarily to expand our sales force staff and client services team. In addition, we continue to promote and brand the Monster franchise on a global platform to both the employer and job seeker. Our increased marketing and promotional efforts are driving traffic to our network of websites and is also expanding our brand recognition and market reach. Acquisitions and a weaker U.S. dollar also contributed $41.9 million to the division's increased expenses in the 2004 period.

Advertising & Communications

        The operating results of our Advertising & Communications division for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$125,568	$110,206	$15,362	13.9

Salaries and related, office and general, marketing and promotion	124,376	125,251	(875)	(0.7)
Amortization of intangibles	94	178	(84)	(47.2)
Business reorganization and other special charges	—	11,765	(11,765)	(100.0)

Total operating expenses	124,470	137,194	(12,724)	(9.3)

Operating income (loss)	$1,098	$(26,988)	$28,086	104.1

        Advertising & Communication's revenue increased primarily due to stronger help wanted print advertising in North America compared to the prior period. The effects of a weaker U.S. dollar also contributed $8.7 million to the increase over the prior year period. We are continually promoting our services to drive business to the Monster division. As a result, we recognized approximately $52.9 million and $52.8 million of cross selling for the nine months ended September 30, 2004 and 2003, respectively.

        Due to the reorganization initiatives we implemented in 2002 and 2003, our core operating expenses decreased during the nine months ended September 30, 2004, compared to the prior year period. We have aligned our cost structure to the level of revenue that we are generating and are continually monitoring our expenses. Our Advertising & Communications division has consolidated duplicative offices and eliminated certain redundancies throughout North America and Europe.

Directional Marketing

        The operating results of our Directional Marketing division for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$70,818	$81,142	$(10,324)	(12.7)

Salaries and related, office and general, marketing and promotion	67,503	74,752	(7,249)	(9.7)
Amortization of intangibles	408	439	(31)	(7.1)
Business reorganization and other special charges	—	7,570	(7,570)	(100.0)

Total operating expenses	67,911	82,761	(14,850)	(17.9)

Operating income (loss)	$2,907	$(1,619)	$4,526	279.6

        Revenue in our Directional Marketing division decreased from the 2003 period primarily as a result of lower ad placement volume and a higher number of Yellow Page directory closings in the 2003 period.

        Core operating expenses in the Directional Marketing division decreased mainly due to the reorganization initiatives we implemented in 2002 and 2003. Included in salaries and related for the first nine months of 2004 are approximately $2.0 million of severance related expenses as we continue to manage our cost structure. We have aligned our cost structure with our revenue base and continue to focus on operational efficiencies in the business.

Consolidated Operating Expenses and Operating Income (Loss)

        Consolidated operating expenses and operating income (loss) for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Salaries and related	$291,018	$230,156	$60,862	26.4
Office and general	129,571	119,002	10,569	8.9
Marketing and promotion	116,104	96,902	19,202	19.8
Business reorganization and other special charges	—	47,922	(47,922)	(100.0)
Amortization of intangibles	5,334	1,815	3,519	193.9

Total operating expenses	$542,027	$495,797	$46,230	9.3

Operating income	$76,104	$3,427	$72,677	212.1

        The increase in salaries and related mainly reflects the acquisitions of QuickHire, Military Advantage, jobpilot, and Tickle. In addition, due to the slowly improving economic and labor conditions in the United States, we began increasing our sales and sales support staff in 2004. The increase in office and general expenses reflects an approximately $8.9 million increase related to acquisitions completed since July 1, 2003. Such also acquisitions accounted for $12 million of the increase in marketing and promotion. In an effort to take advantage of the improving economy and labor markets in 2004, we also increased marketing and promotion related to our core Monster products. Amortization expense increased as a result of the intangible assets that we acquired in connection with our purchase acquisitions. Total operating expenses increased $31.1 million as a result of our 2004 acquisitions. In addition the increase in consolidated operating expenses is also partially due to a weaker U.S. Dollar in the 2004 period, particularly against the British Pound and Euro. The prior year period also includes business reorganization costs associated with our spin-off of Hudson Highland Group.

Income Taxes

        Income taxes for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase

(in thousands)	2004	2003	$	%

Income from continuing operations before income taxes	$74,813	$2,597	$72,216	2780.7
Income taxes	$26,303	$9,054	$17,249	190.5
Effective tax rate	35.2%	348.6%

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

Discontinued Operations

        The results from discontinued operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)

(in thousands)	2004	2003	$	%

Revenue	$8,634	$103,909	$(95,275)	(91.7)

Income (loss) before income taxes	317	(39,073)	39,390	100.8
Income taxes	195	48,466	(48,271)	(99.6)

Income (loss) from discontinued operations, net of tax	$122	$(87,539)	$87,661	100.1

        In connection with our spin-off transaction, the termination of our joint venture arrangement in Australia and New Zealand in 2003 and the sale of US Motivation, we have reclassified the results of operations for our former eResourcing and Executive Search divisions, the terminated joint venture and US Motivation as discontinued operations.

Income (Loss) from Continuing Operations and Net Income (Loss)

        Income (loss) from continuing operations and net income (loss) and per share amounts for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,		Increase

(in thousands, except per share amounts)	2004	2003	Amount	%

Net income (loss):
Income (loss) from continuing operations	$48,510	$(6,457)	$54,967	851.3
Income (loss) from discontinued operations, net of tax	122	(87,539)	87,661	100.1

Net income (loss)	$48,632	$(93,996)	$142,628	151.7

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations	$0.41	$(0.06)	$0.47
Loss per share from discontinued operations, net of tax	—	(0.78)	0.78

Diluted earnings (loss) per share	$0.41	$(0.84)	$1.25

Diluted weighted average shares outstanding	119,392	111,887	7,505	6.7

Financial Condition

        Cash flow information for the nine months ended September 30, 2004 and 2003 is as follows. Cash flow amounts from operating, investing and financing activities disclosed below, for the 2004 and 2003 periods, excludes cash flows related to our discontinued operations and business held for sale.

	Nine Months Ended September 30,

(in thousands)	2004	2003

Cash provided by (used for) operating activities	$51,517	$11,453
Cash used for investing activities	(138,914)	(23,314)
Cash provided by (used for) financing activities	66,707	(30,989)
Cash used for discontinued operations and business held for sale	(4,782)	(32,305)
Effect of exchange rate changes on cash and cash equivalents	429	1,714

        Our principal capital requirements have been to fund (i) acquisitions, (ii) working capital, (iii) marketing and development of our Monster network, (iv) capital expenditures, and (v) the spin-off of Hudson Highland Group, Inc. ("HH Group") in the first half of 2003. Our working capital requirements are generally higher in the first half of the year, during which periods the payments to the major yellow page directory publishers are at their highest levels. In addition, because of our reorganization initiatives, the integration of business acquisitions, and the spin-off of HH Group, we have substantial cash commitments over the next several years. As of September 30, 2004, we had $33.0 million of costs accrued for integration and restructuring expenses and business reorganization and spin-off costs, of which we estimate that $7.5 million will be paid over the next twelve months. Historically, we have met our liquidity needs by (a) funds provided by operating activities, (b) equity offerings, (c) short and long-term borrowings, (d) capital equipment leases and (e) seller-financed notes.

        We invest our excess cash predominantly in money market funds, commercial paper, auction rate bonds and overnight deposits that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        Following the spin-off of HH Group, we agreed to pay $2.5 million per quarter, or a total of $10.0 million, to reimburse HH Group for cash payments related to their accrued integration, restructuring, business reorganization and spin-off obligations. These quarterly payments began in July 2003 and ended in June 2004. In 2003 we also paid HH Group for re-branding costs, bank fees and other miscellaneous costs relating to commitments that existed prior to the spin-off. Substantially all of these liabilities to HH Group have been paid by September 30, 2004.

        As of September 30, 2004, we had cash and cash equivalents of $117.2 million, compared to $142.2 million as of December 31, 2003. Cash balances as of September 30, 2004 and December 31, 2003 exclude the effect of $31.9 million and $35.7 million, respectively of outstanding checks in excess of cash balances, which have been recorded as current liabilities on our balance sheet. These outstanding checks typically represent media publisher payments, payroll and other payments disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts. Our net decrease in cash of $25.0 million in the nine months ended September 30, 2004, primarily relates to our investing activities, which includes payments of $118.0 million for acquisitions and related costs, net of any cash acquired.

        Cash provided by operating activities for the nine months ended September 30, 2004 was a result of net income, adjusted for $56.4 million of non-cash related items, substantially offset by $53.4 million used for cash for working capital needs in our continuing operations. Such non-cash items include stock-based compensation, income taxes, bad debts and depreciation and amortization. Increases in accounts receivable and deferred revenue are mainly due to the improved economic environment in 2004, as we have recognized a substantial improvement in both revenue and income levels from the prior year. Decreases in accounts payable and accrued expenses include payments made to Yellow Pages directory publishers and $5.1 million in payments to HH Group for the first nine months of 2004. In addition, we made cash payments of $11.0 million related to our merger, integration, business reorganization and spin-off costs.

        We used cash for investing activities of $140.6 million in the nine months ended September 30, 2004, primarily reflecting our acquisitions of jobpilot, Military Advantage and Tickle Inc. We also paid $2.1 million to former owners of other acquisitions, based on pre-determined financial goals, and made $3.7 million of payments related to the restructuring of business acquisitions. In addition, we made $20.9 million of payments for capital expenditures during the first nine months of 2004.

        Cash provided by financing activities mainly reflects $55.7 million of proceeds received upon our issuance of 2.5 million shares of common stock on January 6, 2004 and $11.7 million of cash received from stock option exercises. In addition we used $0.7 million of cash for payments on our capital lease obligations. In the nine months ended September 30, 2004, total debt increased by $52.3 million, mostly related to future consideration payable in connection with our acquisitions of Military Advantage and Tickle.

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

        Payments due under contractual obligations at September 30, 2004 are as follows:

	Payments due by period

Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Payable to Hudson Highland Group, Inc.	$230	$230	$—	$—	$—
Borrowings under financing arrangement and other notes payable	561	—	168	151	242
Capital lease obligations	676	348	189	117	22
Operating lease obligations (1)	218,753	26,165	53,013	46,550	93,025
Acquisition notes payable	55,792	22,485	32,995	267	45

Total	$276,012	$49,228	$86,365	$47,085	$93,334

  (1)
  Net of contractual sublease income. Includes approximately $28.2 million of lease obligations related to office consolidations in connection with our accrued integration and business reorganization costs.

        In addition, the Company has other long-term liabilities for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At September 30, 2004, the utilized portion of our three-year revolving credit agreement was approximately $4.8 million for standby letters of credit and approximately $95.2 million was unused. Accounts receivable are sufficient to allow for the draw down of the entire revolving credit facility amount. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the nine months ended September 30, 2004, approximately 25% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the nine months ended September 30, 2004, we had a translation gain of $5.4 million, primarily attributable to the weakening of the U.S. dollar against the Australian dollar, the Euro and the Swedish Krona.

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

ITEM 6. EXHIBITS.

        The following exhibits are filed as a part of this report:

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

MONSTER WORLDWIDE, INC. (Registrant)
Dated: November 5, 2004	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer (principal executive officer)
Dated: November 5, 2004	By:	/s/ MICHAEL SILECK Michael Sileck Chief Financial Officer (principal financial officer)
Dated: November 5, 2004	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Vice President and Controller (principal accounting officer)

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