Form 10-K
period 2004-12-31
MONSTER WORLDWIDE INC
filed 2005-03-04
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
622 Third Avenue, New York, New York 10017 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(212) 351-7000 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,925,717,155 as of the last business day of the registrant's second fiscal quarter.

        The number of shares of Common Stock, $.001 par value, outstanding as of March 1, 2005 was approximately 120,706,356.

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be used in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ITEM 1. BUSINESS

Introduction

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks and the world's largest Yellow Pages advertising agency. Our more than 495,000 clients range from Fortune 100 companies to small and medium size enterprises and government agencies.

We are headquartered in New York with approximately 5,000 employees globally. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is www.monsterworldwide.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available on our website, free of charge, under the caption "Investor Relations—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934.

Our Services

We operate under three business segments: Monster, Advertising & Communications, and Directional Marketing. For the year ended December 31, 2004, these segments represented approximately 70%, 19% and 11% of our revenue, respectively.

Monster

Monster, the leading global online career property and our flagship brand, connects companies with the most qualified career-minded individuals and offers innovative technology and superior services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database, and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database, and utilize career site hosting and applicant tracking systems and other ancillary services.

Since its launch in 1994, Monster has evolved from a job board to an online platform for managing many key events over the course of one's career path, and we have developed our Monster business with such key events in mind. For example, our Fastweb service is designed to assist secondary school students in their search for universities and scholarships. MonsterTRAK is used by over 2,800 colleges and universities to post entry-level jobs and internships for their enrolled students and alumni. Our Monster global network provides opportunities and advice for individuals seeking entry and mid-career level positions.. In addition to its job search and resume posting capabilities, job-seekers obtain advice on interviewing skills, resume writing, salary and benefits information and networking opportunities.

Historically, Monster has targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. Recently, we have concentrated our efforts on expanding Monster's reach to include government organizations and small to medium sized businesses (those with approximately 10 to 2,000 employees) that operate primarily in local and regional markets. We believe that such small and medium sized organizations comprise a largely untapped market of over 2 million businesses in the U.S. alone. As a result, we increased our sales force in 2004 and began local market advertising campaigns in the 28 most populated U.S. metropolitan areas, which represent approximately 50% of the country's population.

We also expanded Monster's geographic reach, strengthened our position throughout Europe and our German sites collectively became the leading commercial online career properties in Germany with our 2004 acquisition of jobpilot GmbH. With our February 2005 purchase of Emailjob.com, our French sites collectively became one of the leading online career properties in France.. We also reinforced Monster's presence in the Asia-Pacific region with our 2004 acquisition of Webneuron Services Limited, the owner of www.jobsahead.com, in India and our investment for 40% of ChinaHR.com Holdings Ltd., owner of ChinaHR.com, in February 2005. Our Monster global network now consists of 26 local language and content websites throughout North America, Europe and the Asia-Pacific region.

In 2004, we vertically expanded our Monster business' product offerings with the acquisitions of Tickle Inc. (www.tickle.com) and Military Advantage, Inc. (www.military.com). Tickle connects people through its self-discovery and personality testing services, with career assessment testing and social networking subscriptions being among its best selling products. Military Advantage, an extension of Monster's government offerings, serves the 30 million Americans with military affinity. Through its flagship site, Military.com, we connect over four million members to the lifelong benefits of military service and provide public and private sector clients' efficient access to the military market.

Advertising & Communications

Our TMP Worldwide Advertising & Communications business specializes in designing global, national or local recruitment advertising campaigns for clients in high growth industries and government agencies. We entered the recruitment advertising business in 1993, when its main focus was on newspaper help-wanted advertising, and have since expanded this business through both organic growth and acquisitions. Although a large portion of our Advertising & Communications division's revenue is still earned by placing help-wanted advertisements in traditional media such as newspapers, we have expanded our services over time to assist our clients in achieving their objective of positioning themselves as employers of choice, allowing them to attract and retain the most qualified candidates. In addition to advertising in traditional media, we offer the following services that improve and supplement the recruitment process:

Interactive strategies, tools, and services

From web site development to key-word buys and resume mining, our interactive strategies, tools, and services all capture the power of the Internet. Additional tools and services that we provide our clients include Enhanced Job Postings, Applicant Tracking Systems consulting, Online Postcards, Job VIPeR, our proprietary online job distribution system, and TMP Service, a portal site that provides our customers with online access to around-the-clock ad placement.

Retention programs

In addition to attracting candidates for new positions, employers are concerned with retaining existing employees. TMP supports these initiatives with a comprehensive service offering that covers areas such as hiring for fit, on-boarding, diagnostics that help to match the work environment with employee expectations, change management solutions, and corresponding communication tools.

Creative services and employer brand management

TMP creates advertising and communications that enhance awareness, demonstrate relevance, and increase differentiation while focusing on the primary objective of our clients: converting candidates into hires. TMP has the talent base to develop complete brand strategies and articulate these strategies across many platforms, from ads to banner, brochure to web site, and CD-ROM to television.

Media planning and negotiations

Using its accumulated experience as well as proprietary research and placement technologies, TMP objectively and effectively guides clients through online, offline, and broadcast media with a view to achieving maximum results. TMP works to reduce client media expenditures without compromising candidate flow or quality. TMP's national and global network of advertising professionals help deliver effective ad placement, media planning and negotiation, event promotion, and traffic-driving strategies.

Directional Marketing

TMP Worldwide Directional Marketing is the world's largest Yellow Pages advertising agency based on annual gross billings. We help our clients build, enhance, and protect their brand images using over 8,000 Yellow Pages directories. Our Directional Marketing business focuses on national accounts for clients who use yellow pages advertising programs to sell products or services in multiple markets. We entered the Yellow Pages advertising business in 1967 and have been able to use our more than 35 years of understanding consumers' use of Yellow Pages directories to introduce our clients to other marketing media that facilitate a connection between consumers and our clients, such as Monstermoving (www.monstermoving.com), which is also operated by our Directional Marketing division. Monstermoving is one of the world's largest online marketplaces for relocation information and moving-related services. We believe that people can manage their move by leveraging the power of the Internet to provide the relocation resources needed to successfully manage all stages of the relocation process.

In addition to traditional advertising, we offer a variety of services ranging from online advertising to the staffing and operation of fulfillment centers, which respond to toll-free calls requesting product brochures and other information, to our clients. While beyond the typical scope of services provided by an advertising agency, these ancillary services are designed to further integrate us into client processes for the mutual benefit of both parties.

Sales and Marketing

We maintain separate sales and marketing staffs for our Monster, Advertising & Communications and Directional Marketing businesses. The sales force for our Monster business consists of Telesales and Field sales. Within these groups are specialty units dedicated to serve our vertical markets, such as such as multi-unit establishments, government, healthcare and staffing. Our Telesales staff is primarily responsible for telemarketing and customer service for small to medium sized clients and is located in our call centers in Indianapolis, Indiana and Maynard, Massachusetts. Our Field sales staff focuses on both local and national clients and is dispersed throughout our offices nationwide. Our sales, marketing and customer service staffs are broadly divided into two groups: (i) new business generation and (ii) existing client relationship maintenance and improvement. In addition to specializing by product, each group is both accountable and compensated for cross-selling our other products within our existing client base. Each sales force also designs targeted selling campaigns for potential new clients. We also use broad based media, such as broadcast television, the Internet, radio, business publications and trade publications to promote the Monster and Monster Worldwide brands.

Customers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, government agencies and educational institutions. No one client accounts for more than 5% of our total annual revenue.

Competition

The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules. We face competition from a number of sources. These sources include media companies (primarily newspaper publishers), other employment-related websites, Internet portals, national and regional advertising agencies and marketing communication firms. Many advertising agencies, media companies and newspaper publishers have internally developed or acquired new media capabilities such as online recruitment websites. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and our reputation among our clients and potential clients.

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

We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained one patent and applied for several other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not in the future be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

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

Employees

At February 1, 2005, we employed approximately 5,000 people worldwide. Generally, our employees are not represented by a labor union or collective bargaining agreements except that our employees located in France, Italy and Spain are covered by collective bargaining agreements that are generally prescribed by local labor law. We regard the relationships with our employees as satisfactory.

Risk Factors

We rely on the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing.

Our success depends on our brands and their value. Our business would be harmed if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We may spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be harmed significantly.

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

The general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, if there is an economic downturn in the future, especially in regions or industries where our operations are heavily concentrated, our business, financial condition and operating results could be significantly harmed. Further, we may face increased pricing pressures during such periods. There can be no assurance that during these periods our results of operations will not be significantly harmed.

Our operating results fluctuate from quarter to quarter.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including, but not limited to:

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

  •
  the timing and integration of our acquisitions; and

  •
  the timing of Yellow Pages directory closings, the largest number of which currently occur in the third quarter.

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

The online recruiting market continues to evolve. The adoption of online recruiting and job seeking services, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. Companies may not continue to allocate portions of their budgets to Internet- based recruiting and job seekers may not use online job seeking methods. As a result, we may not be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting does not remain widely accepted or if we are not able to anticipate changes in the online recruiting market, our business, results of operations and financial condition could be significantly harmed.

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

Furthermore, we face competition from a number of sources. These sources include:

  •
  traditional media companies, including newspapers;

  •
  Internet portals and other job-related websites;

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

We may not be able to identify any suitable acquisition candidates. If we do, financing for our desired acquisitions may not be available on terms we find acceptable and we may not be able to manage and integrate acquisitions successfully. Any inability to do so may significantly harm our business, financial condition and operating results. In addition, we have frequently used our stock as consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise.

We have had and may face future difficulties managing growth.

Historically, our business grew rapidly, both internally and through acquisitions. This expansion resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business grows rapidly again in the future, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be harmed.

If Hudson Highland Group, Inc. ("HH Group") fails to meet its obligations, our financial condition and results of operations may be harmed.

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

We conduct operations in more than 20 countries, including Australia, Belgium, Canada, China, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Singapore, Spain and the United Kingdom. For the years ended December 31, 2004 and 2003, approximately 25% and 23%, respectively, of our total revenue was earned outside of the United States. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the U.S. dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

A portion of our revenue comes from designing and placing recruitment advertisements in traditional media such as newspapers and trade publications. Our Advertising & Communications business, which places such advertisements, constituted approximately 19% and 21% of our total revenue for the years ended December 31, 2004 and 2003, respectively. We also receive a meaningful portion of our revenue from placing advertising in Yellow Pages directories. This business constituted approximately 11% and 16% of total revenue for the years ended December 31, 2004 and 2003, respectively. The total revenue we receive in the future from our traditional media operations may be less than the total revenue that we have received from such operations in the past.

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

Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 34% of the combined voting power of all classes of our voting stock as of December 31, 2004. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

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

In particular, our board of directors may authorize the issuance of up to 800,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Our certificate of incorporation and bylaws provide, among other things, for advance notice of stockholder proposals and director nominations.

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

The new federal CAN-SPAM Act imposes certain requirements on the use of e-mail. The implications of this law have not been fully tested. Portions of our business rely on e-mail to communicate with consumers on our behalf and for our clients. We may face risk if our use of e-mail is found to violate the federal law or applicable state law.

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

Executive Officers and Directors

As of December 31, 2004, our executive officers and directors are as follows:

Name	Age	Position
Andrew J. McKelvey	70	Chairman of the Board, CEO and Director
William M. Pastore	56	Chief Operating Officer
Paul M. Camara	57	Executive Vice President-Creative/Sales/Marketing
Jeffrey C. Taylor	44	Founder and Chief Monster
Peter Dolphin	58	Group President, Europe
John Mclaughlin	49	Executive Vice President
George R. Eisele	68	Executive Vice President of TMP Worldwide Direct and Director
Michael Sileck	44	Senior Vice President, Chief Financial Officer
Myron F. Olesnyckyj	43	Senior Vice President-General Counsel and Secretary
Brian Farrey	44	President, Monster Worldwide Technologies
Michael Kaufman	59	Director
John Swann	68	Director
Ronald J. Kramer	46	Director
John Gaulding	59	Director
David A. Stein	66	Director

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

John Mclaughlin joined the Company in 1998 upon the acquisition of TASA Worldwide, where he was managing director of the New York office of TASA Worldwide and also served as Chairman of the Strategy Committee for the Board of Directors of TASA. From February 2002 through August 2002 he served as Group President, North America. From September 2002 to March 2003, Mr. Mclaughlin served as Global

Director, Search and Selection. Mr. Mclaughlin was appointed to his current position in April 2003, and in December 2004 assumed the responsibility of overseeing the Company's business operations in the Asia-Pacific region.

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

Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has served as President and a director of Wynn Resorts, Limited, an entertainment and gaming company, since April 2002. Mr. Kramer was previously a managing director of Dresdner Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Mr. Kramer is also a director of Griffon Corporation, Lakes Entertainment, Inc. and New Valley Corporation. Mr. Kramer holds a B.S. from the Wharton School of the University of Pennsylvania and a M.B.A. from New York University Graduate School of Business.

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

David A. Stein has been a director of the Company since June 2003. Mr. Stein was the Chairman and Chief Executive Officer of Southern Industrial Corporation, the Jacksonville, Florida-area Burger King franchisee of 33 Burger King restaurants until December 2004. Prior thereto, Mr. Stein was a Burger King franchisee for more than 40 years. He is Chairman of Jacksonville-based King Provision Corporation, an approved Burger King food and paper distributor, and Chairman of T.L. Cannon Corporation, a franchisee of Applebee's restaurants in New York and Connecticut. Mr. Stein was a founder of the Jewish Community Alliance in Jacksonville, Florida. He has also served the United Way, the Jacksonville Chamber of Commerce, University Medical Center, University of North Florida, WJCT Public Television and other Jacksonville-area organizations and clubs as an officer or Board member. Mr. Stein attended the University of Florida.

ITEM 2. PROPERTIES

Substantially all of our offices are located in leased premises.

We occupy approximately 26,000 square feet of the space at our principal office location, located at 622 Third Avenue, New York, New York. Including the space that we occupy, we lease a total of 104,000 square feet of space, at our principal office location, under an agreement expiring in July 2015. Monthly payments under the lease agreement are approximately $463,000. Our former staffing division, now Hudson Highland Group, Inc., subleases approximately 52,000 square feet of space at our principal office location for approximately $231,500 per month, with the remaining space sublet to another third party lessee.

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

As of March 1, 2005, there were approximately 1,566 stockholders of record of our Common Stock and the last reported sale price of our stock as reported by The NASDAQ Stock Market, Inc. was $28.92.

We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by Monster Worldwide to support our growth strategy. Accordingly, we do not anticipate paying cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on January 14, 2005, restricts the payment of dividends on our stock. On March 31, 2003, we paid a non-cash dividend consisting of all of the stock of HH Group to our stockholders of record on March 14, 2003.

Issuance of Unregistered Securities

On December 17, 2004, the Company issued 33,302 shares of its common stock in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended, as partial consideration for the acquisition of shares of Webneuron Services Limited.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2004 (in thousands, except per share amounts). See Management's Discussion and Analysis, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENT OF OPERATIONS DATA:
	2000	2001	2002	2003	2004

Revenue	$716,807	$839,199	$667,226	$652,187	$845,519

Salaries & related, office & general and marketing & promotion	604,100	658,643	567,961	580,390	723,411
Merger & integration and restructuring costs(1)	13,609	29,304	3,177	—	—
Business reorganization & other special charges	—	—	101,234	45,635	—
Amortization of intangibles	8,895	11,020	2,360	2,387	7,782

Total operating expenses	626,604	698,967	674,732	628,412	731,193

Income (loss) from operations	$90,203	$140,232	$(7,506)	$23,775	$114,326

Income (loss) from continuing operations before accounting change	$66,577	$91,294	$(16,770)	$6,678	$74,307

Net income (loss)	$50,863	$69,020	$(534,896)	$(81,864)	$73,104

Basic earnings per share:
Income (loss) from continuing operations before accounting change	$0.63	$0.83	$(0.15)	$0.06	$0.63
Loss from discontinued operations, net of tax	(0.15)	(0.20)	(0.80)	(0.79)	(0.01)
Cumulative effect of accounting change, net of tax benefit	—	—	(3.85)	—	—

Net income (loss)	$0.48	$0.63	$(4.80)	$(0.73)	$0.62

Diluted earnings per share:
Income (loss) from continuing operations before accounting change	$0.60	$0.80	$(0.15)	$0.06	$0.62
Loss from discontinued operations, net of tax	(0.14)	(0.19)	(0.80)	(0.78)	(0.01)
Cumulative effect of accounting change, net of tax benefit	—		(3.85)	—	—

Net income (loss)	$0.46	$0.61	$(4.80)	$(0.72)	$0.61

BALANCE SHEET DATA(2):	2000	2001	2002	2003	2004

Current assets	$1,317,500	$1,005,918	$808,546	$566,983	$703,511
Current liabilities	917,065	929,608	799,220	639,995	730,743
Total assets	2,082,945	2,206,362	1,630,795	1,122,279	1,543,613
Long-term liabilities	86,709	47,492	18,136	14,092	57,356
Total stockholders' equity	1,079,171	1,229,262	813,439	468,192	755,514

  (1)
  Net of a $15,000 fee received in connection with the termination of our offer to acquire HotJobs.com, Ltd. in 2001.

  (2)
  Years 2000 through 2003 include assets and liabilities of discontinued operations.

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

Overview

Founded in 1967, we are the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks and the world's largest Yellow Pages advertising agency. Our more than 495,000 clients range from Fortune 100 companies to small and medium size enterprises and government agencies.

Monster is our flagship brand that operates in 26 countries globally and made up 70% of our total revenue for the year ended December 31, 2004. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database and utilize career site hosting and applicant tracking systems and other ancillary services.

Business Combinations

For the period January 1, 2003 through December 31, 2004, we completed six business combinations accounted for using the purchase method of accounting. There were no significant business acquisitions in the year ended December 31, 2002. Although none of the following acquisitions were considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Howard & Edwards	January 10, 2003	Advertising & Communications, North America
QuickHire	July 31, 2003	Monster, North America
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific

Discontinued Operations

During the three years ended December 31, 2004, we disposed of the following businesses (dollar amounts in thousands):

  •
  In December 2004, we sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on our Monster business. None of these dispositions were considered material or included a significant amount of assets. We recognized a loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004. Additional charges to discontinued operations may be recorded in the first quarter of 2005.

  •
  On October 5, 2004, we completed the sale of our wholly owned subsidiary US Motivation, Inc., formerly part of our Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post closing adjustment. We recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004. Upon finalization of the post closing adjustment, we could record an additional gain or loss as a component of discontinued operations.

  •
  On August 1, 2003, we terminated our joint venture arrangement in Australia and New Zealand with Ninemsn. Consequently, we have shut down our websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to our Monster.com website.

  •
  On March 31, 2003, we completed a distribution of the common stock of HH Group as a tax-free dividend to our shareholders. Shareholders of our common stock received one share of HH Group for every 13 1/3 shares of Monster Worldwide, Inc. common stock owned. Prior to the distribution, HH Group was reported as our eResourcing and Executive Search segments.

The following amounts related to our Advertising & Communications businesses in Continental Europe, US Motivation, HH Group and the Joint Venture have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
(in thousands)
	2004	2003	2002

Revenue	$18,278	$121,611	$447,396

Loss before income taxes	$(3,041)	$(40,697)	$(121,641)
Income tax expense (benefit)	(656)	47,845	(32,062)

Loss from discontinued operations, net of tax	(2,385)	(88,542)	(89,579)

Pre-tax gain on sales of discontinued businesses	361	—	—
Income tax benefit	(821)	—	—

Gain on sales of businesses, net of tax	1,182	—	—

Discontinued operations, net of tax	$(1,203)	$(88,542)	$(89,579)

The year ended December 31, 2003 includes a charge to income tax expense in the amount of $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group.

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

Revenue Recognition and Work-In-Process

Monster.    Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other ancillary services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

Merger, Integration, Restructuring and Business Reorganization and Spin-off Plans

We have recorded significant charges and accruals in connection with our merger, integration, restructuring and business reorganization and spin-off plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Our accruals for future lease obligations include estimates of sublease income and can extend for several years, depending on the terms of each lease. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Accounts Receivable

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. We assess the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.5% of our accounts receivable portfolio as of December 31, 2004. A 1% change in the calculation of bad debt reserves for the year ended December 31, 2004, would have impacted the allowance for doubtful accounts by approximately $4.6 million.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition and are not restated. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. For material purchase acquisitions, we often use independent valuation specialists to aid in our conclusions of such fair values and asset lives. We evaluate our goodwill annually for impairment, or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. Based on impairment tests performed, there was no impairment of goodwill for the years ending December 31, 2004 and 2003, respectively. We recorded a non-cash charge of $428.4 million, net of tax, which is reflected in our consolidated statements of operations as a cumulative effect of accounting change for the year ended December 31, 2002.

Results of Operations

The following table sets forth certain statement of operations data and cash flow information (in thousands):

	Year Ended December 31,
STATEMENT OF OPERATIONS DATA:	2004	2003	2002

Revenue:
Monster	$593,909	$412,796	$402,543
Advertising & Communications	157,441	136,026	158,528
Directional Marketing	94,169	103,365	106,155

Total revenue	$845,519	$652,187	$667,226

Total operating expenses	$731,193	$628,412	$674,732
Operating income (loss)	$114,326	$23,775	$(7,506)
Income (loss) from continuing operations before accounting change	$74,307	$6,678	$(16,770)
Net income (loss)	$73,104	$(81,864)	$(534,896)
CASH FLOW INFORMATION:
Cash provided by operating activities of continuing operations	$98,262	$42,983	$90,169
Cash used for investing activities of continuing operations	$(137,481)	$(37,507)	$(54,284)
Cash provided by (used for) financing activities of continuing operations	$100,012	$(27,474)	$(17,460)
Cash used for discontinued operations	$(7,557)	$(30,504)	$(174,544)
Effect of exchange rate changes on cash and cash equivalents	$2,620	$3,201	$7,094

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

We believe that these calculations are a useful measure, providing additional detail about the change in operations from period to period. Earnings from subsidiaries are rarely repatriated to the United States and there are no significant gains or losses on foreign currency transactions between subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings.

	December 31, 2004			December 31, 2003

	Reported Amount	Currency Translation	Constant Currency	Reported Amount	Constant Currency $ Change	Constant Currency % Change

Revenue:
Monster	$593,909	$(5,780)	$588,129	$412,796	$175,333	42.5%
Advertising & Communications	157,441	(9,209)	148,232	136,026	12,206	9.0%
Directional Marketing	94,169	(639)	93,530	103,365	(9,835)	(9.5)%

Total revenue	$845,519	$(15,628)	$829,891	$652,187	$177,704	27.2%

Core Operating Expenses:
Salaries and related	$396,229	$(10,345)	$385,884	$303,208	$82,676	27.3%
Office and general	173,115	(4,567)	168,548	154,805	13,743	8.9%
Marketing and promotion	154,067	(1,260)	152,807	122,377	30,430	24.9%

Core operating expenses	$723,411	$(16,172)	$707,239	$580,390	$126,849	21.9%

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Monster

The operating results of our Monster division for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$593,909	$412,796	$181,113	43.9%

Salaries and related, office and general, marketing and promotion	475,040	329,784	145,256	44.0%
Amortization of intangibles	7,131	1,518	5,613	369.8%
Business reorganization, spin-off costs and other special charges	—	28,603	(28,603)	(100.0)%

Total operating expenses	482,171	359,905	122,266	34.0%

Operating income	$111,738	$52,891	$58,847	111.3%

Under slightly improved economic conditions in 2004, our Monster division was able to significantly increase revenue by investing in sales staff and focusing their resources on expanding our customer base to incorporate more regionally located small and medium sized businesses, particularly in the United States. We began advertising campaigns in the top 28 U.S. markets in 2004 in order to capture a larger piece of what we believe to be a $2 billion help-wanted advertising market for small and medium sized business. In addition, we maintained our emphasis on providing a high level of customer service and were able realize higher client retention rates than in the prior period. In North America, our operations posted strong organic growth and we began to see signs of a stable labor environment evidenced by a significant increase in orders booked by our sales staff versus the prior period. We also continued to see an improvement in our European operations where we are witnessing increased migration toward on-line employment and recruitment tools. Our European operations also benefited in 2004 from our acquisition of jobpilot GmbH in April and a weaker U.S. dollar. All of our 2004 acquisitions, which were made to expand our Monster Network, contributed $60.9 million of revenue to Monster for the year ended December 31, 2004.

Core operating expenses at the Monster division increased primarily due to the addition of approximately 500 sales staff across North America, Europe and the Asia-Pacific region and the effect of acquisitions completed in 2004. Acquisitions contributed $50.8 million to our core operating expenses for the year ended December 31, 2004. In addition, we continued to promote and market the Monster brand globally. We increased and redirected portions of our marketing and promotion expense in 2004 to attract higher quality traffic to our website and compete head-to-head with local newspapers in the top 28 metropolitan markets in the United States. Amortization of intangibles was up significantly in the 2004 period due to the four acquisitions that we made in 2004. In total, we recognized $46 million of amortizable intangible assets in connection with our 2004 acquisitions and expect amortization expense relating to current intangible asset balances to be approximately $8.5 million in 2005.

Advertising & Communications

The operating results of our Advertising & Communications division for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$157,441	$136,026	$21,415	15.7%

Salaries and related, office and general, marketing and promotion	158,574	151,851	6,723	4.4%
Amortization of intangibles	112	279	(167)	(59.9)%
Business reorganization, spin-off costs and other special charges	—	9,481	(9,481)	(100.0)%

Total operating expenses	158,686	161,611	(2,925)	(1.8)%

Operating loss	$(1,245)	$(25,585)	$24,340	95.1%

Advertising & Communication's revenue increased primarily due to stronger help wanted print advertising in North America compared to the prior period. With the discontinuation of our Advertising & Communications businesses in Continental Europe, revenue in North America now comprises 48.1% of the segment's business in 2004, while Europe and Asia-Pacific account for 43.4% and 8.5%, respectively. We continue to incentivize our Advertising & Communications division to promote and cross-sell Monster services. As a result, the division recognized approximately $13.3 million and $13.2 million of commissions on Monster sales of $88.5 million and $88.1 million for the periods ending December 31, 2004 and 2003, respectively. Revenue in the 2004 period also increased $9.2 million as a result of a weaker U.S. dollar.

The weaker U.S. dollar in 2004 increased core operating expenses by $7.4 million, which was partially offset by lower corporate and technology costs charged to the division and lower amortization expense. The division's North American business was profitable as it focused on and made significant operational improvements to bring costs in line with revenues in the 2004 period. In December 2004, we exited our Advertising & Communications business in certain countries in Continental Europe in order to focus our efforts more fully on our Monster operations. We intend to continue the efforts that began in late 2004, and improve the cost structure of our remaining European operations, which are now primarily located in the United Kingdom.

Directional Marketing

The operating results of our Directional Marketing division for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Revenue	$94,169	$103,365	$(9,196)	(8.9)%

Salaries and related, office and general, marketing and promotion	89,797	98,755	(8,958)	(9.1)%
Amortization of intangibles	539	590	(51)	(8.6)%
Business reorganization, spin-off costs and other special charges	—	7,551	(7,551)	(100.0)%

Total operating expenses	90,336	106,896	(16,560)	(15.5)%

Operating income (loss)	$3,833	$(3,531)	$7,364	208.6%

Revenue in our Directional Marketing division decreased in 2004, primarily as a result of lower ad placement volume and a higher number of yellow page directory closings in the 2003 period. We continued to see directory closings shift beyond expected close dates in 2004 into 2005.

The division generated operating income in 2004 due to lower core operating expense levels related to our Yellow Pages services as we undertook measures to re-engineer the cost and management structure of the division. In addition to reducing the number of employees in the division and consolidating certain offices, we sold US Motivation, which was not a strategic fit to our Directional Marketing division.

Total Operating Expenses and Operating Income

Consolidated operating expenses for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Salaries and related	$396,229	$303,208	$93,021	30.7%
Office and general	173,115	154,805	18,310	11.8%
Marketing and promotion	154,067	122,377	31,690	25.9%
Business reorganization, spin-off costs and other special charges	—	45,635	(45,635)	(100.0)%
Amortization of intangibles	7,782	2,387	5,395	226.0%

Total operating expenses	$731,193	$628,412	$102,781	16.4%

Operating income	$114,326	$23,775	$90,551	380.9%

The increase in consolidated operating expenses is primarily due to increased headcount at Monster, higher bonus accruals as internal operating targets were exceeded, increased marketing expenditures in North America and Europe, acquisitions and foreign currency translation rates. In addition, our office and general expenses increased as we incurred additional professional fees, primarily related to accounting and Sarbanes-Oxley compliance and higher depreciation expense versus the 2003 period. Our marketing and promotion expenses increased as a result of increased Monster branding efforts across each of our geographic regions. Acquisitions completed in 2004 contributed $55.8 million to the increase in our consolidated operating expenses. Amortization expense was higher in the 2004 period due to intangibles valued in connection with our purchase acquisitions, particularly for jobPilot and Tickle. In addition, the higher operating expenses include a $15.1 million increase as a result of a weaker U.S. dollar in 2004.

Income Taxes

Income taxes for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2004	2003	$	%

Income from continuing operations before income taxes	$113,023	$22,634	$90,389	399.4%
Income taxes	$38,716	$15,956	$22,760	142.6%
Effective tax rate	34.3%	70.5%

Our effective tax rates differ from the statutory rate due to the impact of state and local taxes, certain nondeductible (including integration, business reorganization and spin-off costs in 2003), foreign earnings taxed at different tax rates and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Income from Continuing Operations and Net Income (Loss)

Income from continuing operations and net income (loss) and per share amounts for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,		Change
(in thousands, except per share amounts)	2004	2003	$	%

Net income (loss):
Income from continuing operations	$74,307	$6,678	$67,629	1,012.7%
Loss from discontinued operations, net of tax	(1,203)	(88,542)	87,339	98.6%

Net income (loss)	$73,104	$(81,864)	$154,968	189.3%

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.62	$0.06	$0.56
Loss per share from discontinued operations, net of tax	(0.01)	(0.78)	0.77

Diluted earnings (loss) per share	$0.61	$(0.72)	$1.33

Diluted weighted average shares outstanding	120,075	114,087	5,988	5.2%

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Monster

The operating results of our Monster division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2003	2002	$	%

Revenue	$412,796	$402,543	$10,253	2.5%

Salaries and related, office and general, marketing and promotion	329,784	327,479	2,305	0.7%
Amortization of intangibles	1,518	1,451	67	4.6%
Merger, integration, business reorganization, spin-off costs and other special charges	28,603	49,063	(20,460)	41.7%

Total operating expenses	359,905	377,993	(18,088)	4.8%

Operating income	$52,891	$24,550	$28,341	115.4%

The Monster division's revenue increased mainly as a result of strong organic growth in its North American operations, where we began to see signs of a solidifying employment environment and a significant increase in orders booked by our sales staff toward the end of 2003, and favorable currency exchange rates. In addition, we introduced new revenue-generating services that are vertically compatible with Monster and were targeted toward the stronger sectors of the economy, such as the workforce of small and medium sized businesses, Government and Healthcare. In July 2003, we acquired QuickHire, Inc. ("QuickHire"), which further strengthened our position in the Government sector, particularly within the larger agencies of the federal government. QuickHire generated $4.0 million of revenue for the Monster division during the second half of 2003. Increases in the division's revenue were offset by lower revenue in our European operations, partially due to office closings in Scandinavia in the first quarter of 2003. Also included in the Monster division's revenue is $4.5 million and $20.4 million for 2003 and 2002, respectively, of revenue earned from cross-selling with our former staffing division, now the staffing division of HH Group.

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

Advertising & Communications

The operating results of our Advertising & Communications division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2003	2002	$	%

Revenue	$136,026	$158,528	$(22,502)	(14.2)%

Salaries and related, office and general, marketing and promotion	151,851	154,241	(2,390)	(1.5)%
Amortization of intangibles	279	240	39	16.3%
Merger, integration, business reorganization, spin-off costs and other special charges	9,481	34,315	(24,834)	(72.4)%

Total operating expenses	161,611	188,796	(27,185)	(14.4)%

Operating loss	$(25,585)	$(30,268)	$4,683	15.5%

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

Directional Marketing

The operating results of our Directional Marketing division for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2003	2002	$	%

Revenue	$103,365	$106,155	$(2,790)	(2.6)%

Salaries and related, office and general, marketing and promotion	98,755	86,241	12,514	14.5%
Amortization of intangibles	590	669	(79)	(11.8)%
Merger, integration, business reorganization, spin-off costs and other special charges	7,551	21,033	(13,482)	(64.1)%

Total operating expenses	106,896	107,943	(1,047)	(1.0)%

Operating loss	$(3,531)	$(1,788)	$(1,743)	(97.5)%

Directional Marketing revenue decreased in 2003, as a result of lower demand for advertising on our Monstermoving.com website, while the Yellow Pages advertising business was relatively flat compared to the prior year. We continued to see pricing pressure on Yellow Pages advertising commissions by both publishers and our clients.

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

Total Operating Expenses and Operating Income (Loss)

Consolidated operating expenses for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2003	2002	$	%

Salaries and related	$303,208	$291,456	$11,752	4.0%
Office and general	154,805	149,766	5,039	3.4%
Marketing and promotion	122,377	126,739	(4,362)	(3.4)%
Merger, integration, business reorganization, spin-off costs and other special charges	45,635	104,411	(58,776)	(56.3)%
Amortization of intangibles	2,387	2,360	27	1.1%

Total operating expenses	$628,412	$674,732	$(46,320)	(6.9)%

Operating income (loss)	$23,775	$(7,506)	$31,281	416.7%

The decrease in consolidated operating expenses is primarily due to lower business reorganization, spin-off and other special charges as we finalized our reorganization plan at the end of 2002 and completed the spin-off of HH Group in the first quarter of 2003. Merger and integration costs also decreased as we finalized the integration of our acquisitions accounted for as poolings of interests. Although our core operating expenses were higher by $12.4 million in 2003, it was mainly as a result of rising foreign currency exchange rates, particularly the British Pound and the Euro. When compared to the prior year, currency translation rates increased our core operating expenses by $28.6 million. We devoted significant resources toward bringing our expense levels lower in 2003, as evidenced by the decrease in core operating expenses on a constant currency basis. The constant currency decrease in core operating expenses was partially offset by higher salaries at the Monster division due to additional sales force, the acquisition of QuickHire, and higher sales commissions due to stronger revenue in the second half of the year. In addition, re-engineering the structure of our Directional Marketing division had a temporary incremental effect on salaries in the fourth quarter of 2003. The increase in office and general expenses in 2003 includes a $9.6 million increase as a result of a weaker U.S. dollar in 2003, investments in new Monster services, such as Networking and Government Services, and technology spending in Directional Marketing, which are all offset by Company-wide cost-cutting efforts. Marketing and promotion in the year ended December 31, 2003 decreased primarily due to the timing of our marketing spending in our Monster division.

Merger and integration expenses reflect costs incurred in the 2002 period as a result of pooling of interests transactions and the planned integration of such companies. This expense includes office integration costs, the write-off of fixed assets that will not be used in the future, separation pay, professional fees, and employee stay bonuses to certain key personnel of the merged companies. We incurred $3.2 million of merger and integration costs for the year ended December 31, 2002.

Business reorganization and other special charges in the 2003 period is comprised of severance and related costs of $5.3 million, future lease obligations on exited properties of $5.3 million and $25.8 million relating to fixed asset write-offs for property and equipment, primarily leasehold improvements, computer equipment and software. In addition, we recorded $9.2 million for professional fees primarily relating to legal costs in connection with our workforce reduction, and accounting and investment banking fees in connection with the spin-off transaction.

Income Taxes

Income taxes for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2003	2002	$	%

Income (loss) from continuing operations before income taxes and accounting change	$22,634	$(5,989)	$28,623	477.9%
Income taxes	$15,956	$10,781	$5,175	48.0%
Effective tax rate	70.5%	(180.0)%

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

(in thousands)	January 1, 2002
Monster	$—
Advertising & Communications	126,000
Directional Marketing	29,374
Tax benefit on impairment charge related to continuing operations	(6,000)

Cumulative effect of accounting change related to continuing operations, net of tax benefit	149,374
Cumulative effect of accounting change related to discontinued operations, net of $14,000 tax benefit	279,000

Cumulative effect of accounting change, net of tax benefit	$428,374

Income (Loss) from Continuing Operations and Net Loss

Income (loss) from continuing operations and net loss and per share amounts for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,		Change
(in thousands, except per share amounts)	2003	2002	$	%

Net loss:
Income (loss) from continuing operations before accounting change	$6,678	$(16,770)	$23,448	139.8%
Loss from discontinued operations, net of tax	(88,542)	(89,752)	1,210	1.3%
Cumulative effect of accounting change, net of $20,000 tax benefit	—	(428,374)	428,374	100.0%

Net loss	$(81,864)	$(534,896)	$453,032	84.7%

Diluted loss per share:
Income (loss) per share from continuing operations before accounting change	$0.06	$(0.15)	$0.21
Loss per share from discontinued operations, net of tax	(0.78)	(0.80)	0.02
Cumulative effect of accounting change per share, net of tax benefit	—	(3.85)	3.85

Diluted loss per share	$(0.72)	$(4.80)	$4.08

Diluted weighted average shares outstanding	114,087	111,339	2,748	2.5%

Financial Condition

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions (iv) capital expenditures and (v) the 2003 spin-off of Hudson Highland Group, Inc. Our working capital requirements are generally higher in the first half of each year, during which periods payments to the major yellow page directory publishers are at their highest levels. In addition, because of recent business acquisitions and our 2002 and 2003 reorganization initiatives, we have substantial cash commitments over the next several years. These commitments as of December 31, 2004 are as follows (amounts in thousands):

		Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Payable to Hudson Highland Group, Inc.	$231	$231	$—	$—	$—
Borrowings under financing arrangement and other notes payable	542	85	170	170	117
Capital lease obligations	1,966	1,660	306	—	—
Operating lease obligations	342,308	40,149	73,548	68,032	160,579
Acquisition notes payable	62,693	27,577	34,838	267	11

Total	$407,740	$69,702	$108,862	$68,469	$160,707

Substantially all of the current portion of acquisition notes payable listed in the table above will be paid in the first quarter of 2005 while lease obligations will be paid ratably over the course of the year. In addition, subsequent to December 31, 2004, we paid $50.0 million of cash, representing our investment for 40% of ChinaHR.com, and announced our acquisition of Emailjob.com in France for $26.0 million cash, $23.0 million of which will be paid prior to March 31, 2005. We also have other long-term liabilities for which maturity dates are not currently estimable or do not necessarily require a cash or equity commitment. In addition, certain of our prior acquisitions contain earn-out provisions based on pre-determined financial goals that could require further cash commitments.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

As of December 31, 2004, we had cash and cash equivalents of $198.1 million, compared to $142.3 million as of December 31, 2003. Cash balances as of December 31, 2004 and 2003 exclude the effect of $12.9 million and $35.7 million, respectively, of outstanding checks in excess of cash balances, which are classified as current liabilities on our consolidated balance sheets. These outstanding checks typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts. Our increase in cash of $55.8 million in the year ended December 31, 2004, primarily relates to the operating and financing activities of our continuing operations, offset by net cash used in investing activities.

Cash provided by operating activities of $92.5 million for the year ended December 31, 2004 was a result of $73.1 million of net income, which included $85.7 million of net non-cash items, decreased by a $60.6 million change in working capital items in our continuing operations. We also used $5.7 million of cash in the operating activities of our discontinued operations. Increases in accounts receivable and deferred revenue are mainly due to our success in driving more business to Monster and the slightly improved economic environment in 2004, as we have recognized a substantial improvement in both revenue and income levels from the prior year. Decreases in accounts payable and accrued expenses include payments made to Yellow Pages directory publishers, lower accruals for advertising costs and $5.0 million in payments to HH Group in 2004. In addition, we made cash payments of $11.9 million related to our business reorganization and spin-off costs.

We used $139.3 million of cash for investing activities in the year ended December 31, 2004. Cash used reflects $119.9 million of payments, net of cash acquired, for our acquisitions of jobpilot (including related integration and restructuring charges), Military Advantage and Tickle. Included in our payments for acquisitions is $2.1 million to former owners of other acquired businesses, based on pre-determined financial goals. In addition, we funded $2.8 million to dispose of our Advertising & Communications businesses in Europe in 2004. We also used $24.3 million of cash for capital expenditures in 2004. Uses of cash in investing activities were offset by $9.6 million of net proceeds that we received on the sale of our US Motivation subsidiary in October 2004.

Cash provided by financing activities reflects our January 6, 2004 stock offering on which we raised $55.7 million by issuing 2.5 million shares of our common stock. We generated $45.8 million of cash from employee stock option exercises due to our rising stock price, particularly in the latter part of 2004. Cash provided by financing activities also contains $1.5 million payments on debt and capitalized lease obligations. Our debt balances increased significantly in 2004 as a result of our business combination transactions. Part of our acquisition strategy has been to pay portions of the purchase prices over time. These amounts are normally pre-determined at the acquisition date or are based on the achievement of certain financial goals. In the year ended December 31, 2004, total debt increased by $58.5 million, mostly related to guaranteed consideration in connection with our Tickle and Military Advantage acquisitions and the earn-out associated with our 2003 acquisition of QuickHire.

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

Recent Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for all public companies for interim or annual periods after June 15, 2005. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The standard also requires that the modified prospective transition method be used, which would necessitate us to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of the proposed Statement. In addition, the measurement of compensation cost for awards that are non-vested as of the effective date of the proposed Statement would be based on the same estimate that we used to previously account for its grants under SFAS 123.

As a result, we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated statement of operations within our footnotes, as is current practice. In addition, the proposed standard may impact our consolidated cash flows from operations as, under this proposed standard, we will be required to reclassify our tax benefit on the exercise of employee stock options from cash flows from operating activities to cash flows from financing activities. The tax benefit from the exercise of employee stock options currently included within cash flows from operating activities for the twelve months ended December 31, 2004 and 2003 was $7,325 and $1,669, respectively. We are currently assessing the potential impact of the new standard on our consolidated financial statements and are evaluating alternative equity compensation arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, the utilized portion of our financing agreement was $4.6 million for standby letters of credit and $95.4 million was unused. Accounts receivable are sufficient to allow for the draw-down of the entire amount. Under the credit facility, loans will bear interest, at our option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. The agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As a result, our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability.

On January 14, 2005, we amended and restated the terms of our secured revolving credit facility. The amended and restated credit facility provides for maximum borrowings to be increased from $100 million to $125 million at our request under certain conditions and extends the expiration date from April 7, 2006 to June 30, 2008. Under the amended and restated credit facility, loans will bear interest, at our option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization EBITDA as defined in the amended and restated revolving credit agreement or (2) the London Interbank Offered Rate LIBOR plus a margin determined by the ratio of our debt to EBITDA as defined in the amended and restated revolving credit agreement. The amended and restated agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable. We do not trade derivative financial instruments for speculative purposes.

We also conduct operations in more than 20 foreign countries, including Australia, Belgium, Canada, China, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the year ended December 31, 2004, approximately 25% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2004, our cumulative translation adjustment account increased $39.1 million, primarily attributable to the weakening of the U.S. dollar against the the Euro, the Swedish Krona and the British Pound.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monster Worldwide, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/S/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Monster Worldwide, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Monster Worldwide, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of jobpilot GmbH, which is included in the 2004 consolidated financial statements of Monster Worldwide, Inc. and constituted approximately 3% of consolidated revenues and 6% of income from continuing operations before income taxes for the year ended December 31, 2004. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity during 2004. Refer to Note 2 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of the entity referred to above.

In our opinion, management's assessment that Monster Worldwide, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP.

New York, New York
February 18, 2005

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$198,111	$142,255
Accounts receivable, net of allowance for doubtful accounts of $20,816 and $18,107 in 2004 and 2003, respectively	441,827	338,932
Work-in-process	26,375	21,472
Prepaid and other	37,198	52,805
Current assets of discontinued operations	—	11,519

Total current assets	703,511	566,983

Property and equipment, net	94,558	85,607
Goodwill	662,191	426,853
Intangibles, net	61,026	16,377
Other assets	22,327	21,252
Non-current assets of discontinued operations	—	5,207

Total assets	$1,543,613	$1,122,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,670	$256,015
Accrued expenses and other current liabilities	174,110	131,915
Outstanding checks in excess of bank balances	12,939	35,669
Accrued business reorganization and spin-off costs	21,595	33,958
Deferred revenue	234,167	159,065
Current portion of long-term debt	29,262	2,623
Current liabilities of discontinued operations	—	20,750

Total current liabilities	730,743	639,995

Long-term debt, less current portion	33,975	2,087
Other long-term liabilities	23,381	12,005

Total liabilities	788,099	654,087

Commitments and Contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 116,697 and 109,216 shares, respectively; outstanding: 115,770 and 108,289 shares, respectively	117	109
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,146,708	968,994
Accumulated other comprehensive income	98,027	58,928
Unamortized stock based compensation	(2,603)	—
Retained deficit	(486,740)	(559,844)

Total stockholders' equity	755,514	468,192

Total liabilities and stockholders' equity	$1,543,613	$1,122,279

See accompanying notes

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002

Revenue	$845,519	$652,187	$667,226

Salaries and related	396,229	303,208	291,456
Office and general	173,115	154,805	149,766
Marketing and promotion	154,067	122,377	126,739
Merger, integration, business reorganization and other special charges	—	45,635	104,411
Amortization of intangibles	7,782	2,387	2,360

Total operating expenses	731,193	628,412	674,732

Operating income (loss)	114,326	23,775	(7,506)

Other income (expense):
Interest income (expense), net	(693)	(594)	648
Other, net	(610)	(547)	869

Other income (expense), net	(1,303)	(1,141)	1,517

Income (loss) from continuing operations before income taxes and accounting change	113,023	22,634	(5,989)
Income taxes	38,716	15,956	10,781

Income (loss) from continuing operations before accounting change	74,307	6,678	(16,770)
Loss from discontinued operations, net of tax	(1,203)	(88,542)	(89,752)

Income (loss) before accounting change	73,104	(81,864)	(106,522)
Cumulative effect of accounting change, net of $20,000 tax benefit	—	—	(428,374)

Net income (loss)	$73,104	$(81,864)	$(534,896)

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.63	$0.06	$(0.15)
Loss from discontinued operations, net of tax	(0.01)	(0.79)	(0.80)
Cumulative effect of accounting change, net of tax benefit	—	—	(3.85)

Net income (loss)	$0.62	$(0.73)	$(4.80)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.62	$0.06	$(0.15)
Loss from discontinued operations, net of tax	(0.01)	(0.78)	(0.80)
Cumulative effect of accounting change, net of tax benefit	—	—	(3.85)

Net income (loss)	$0.61	$(0.72)	$(4.80)

Weighted average shares outstanding:
Basic	117,738	112,124	111,339
Diluted	120,075	114,087	111,339

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock based compensation	Total Stockholders' Equity

Balance, December 31, 2001	106,181	4,762	$1,263,451	$56,916	$(91,105)	$—	$1,229,262

Net loss	—	—	—	(534,896)	—	—	(534,896)
Net unrealized loss on forward foreign exchange contracts	—	—	—	—	(680)	—	(680)
Change in cumulative foreign currency translation adjustment	—	—	—	—	106,187	—	106,187

Comprehensive loss	—	—	—	—	—	—	(429,389)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	838	—	16,068	—	—	—	16,068
Tax benefit of stock options exercised	—	—	1,605	—	—	—	1,605
Issuance of common stock in connection with business combinations	456	—	5,735	—	—	—	5,735
Repurchase of common stock	—	—	(9,842)	—	—	—	(9,842)

Balance, December 31, 2002	107,475	4,762	$1,277,017	$(477,980)	$14,402	$—	$813,439

Net loss	—	—	—	(81,864)	—	—	(81,864)
Net unrealized gain on forward foreign exchange contracts	—	—	—	—	311	—	311
Change in cumulative foreign currency translation adjustment	—	—	—	—	44,215	—	44,215

Comprehensive loss	—	—	—	—	—	—	(37,338)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	1,741	—	22,964	—	—	—	22,964
Tax benefit of stock options exercised	—	—	1,669	—	—	—	1,669
Distribution of net assets of Hudson Highland Group, Inc.	—	—	(341,394)	—	—	—	(341,394)
Contribution from former joint venture partners	—	—	8,852	—	—	—	8,852

Balance, December 31, 2003	109,216	4,762	$969,108	$(559,844)	$58,928	$—	$468,192

Net income	—	—	—	73,104	—	—	73,104
Net unrealized loss on forward foreign exchange contracts	—	—	—	—	(35)	—	(35)
Change in cumulative foreign currency translation adjustment	—	—	—	—	39,134	—	39,134

Comprehensive income	—	—	—	—	—	—	112,203

Public offering of common stock	2,500		55,673	—	—	—	55,673
Issuance of common stock in connection with business combinations	2,147	—	56,940	—	—	—	56,940
Issuance of common stock for stock option exercises, 401(k) match and other	2,627		50,091	—	—	—	50,091
Tax benefit of stock options exercised	—	—	7,325	—	—	—	7,325
Stock based compensation	207	—	7,693	—	—	(2,603)	5,090

Balance, December 31, 2004	116,697	4,762	$1,146,830	$(486,740)	$98,027	$(2,603)	$755,514

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows provided by (used in) operating activities:
Net income (loss)	$73,104	$(81,864)	$(534,896)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	1,203	88,542	89,752
Cumulative effect of accounting change, net of tax benefit	—	—	428,374
Depreciation and amortization	37,623	27,741	33,790
Provision for doubtful accounts	8,254	12,812	6,473
Tax benefit from stock options exercises	7,325	1,669	1,605
Net loss on disposal and write-off of fixed assets	181	27,310	20,163
Net loss on write-off of other assets	—	—	9,742
Non-cash compensation	2,722	3,294	1,921
Common stock issued for matching contribution to 401(k) plan, employee stay bonuses and other	4,280	6,406	8,735
Provision (benefit) for deferred income taxes	22,932	7,602	(10,636)
Minority interests and other	1,217	53	(253)
Changes in assets and liabilities, net of purchases transactions:
Accounts receivable	(100,450)	(56,642)	28,860
Work-in-process, prepaid and other	(4,536)	22,570	(36,015)
Deferred revenue	64,516	27,278	8,748
Accrued business reorganization and other costs	(12,363)	(26,042)	60,000
Accounts payable, accrued liabilities and outstanding checks in excess of bank balances	(7,746)	(17,746)	(26,194)
Net cash used for operating activities of discontinued operations	(5,727)	(25,805)	(104,735)

Total adjustments	19,431	99,042	520,330

Net cash provided by (used for) operating activities	92,535	17,178	(14,566)

Cash flows used for investing activities:
Capital expenditures	(24,349)	(21,435)	(38,469)
Payments for acquisitions and intangible assets, net of cash acquired	(119,942)	(16,072)	(15,815)
Proceeds from sale of business, net of $388 professional fees	9,612	—	—
Cash funded for sale of subsidiaries	(2,802)	—	—
Net cash used for investing activities of discontinued operations	(1,830)	(4,061)	(16,498)

Net cash used for investing activities	(139,311)	(41,568)	(70,782)

Cash flows provided by (used for) financing activities:
Payments on capitalized leases	(1,472)	(3,193)	(6,541)
Net repayments on revolving credit facility	—	(837)	(8,410)
Proceeds from the issuance of common stock	55,673	—	—
Cash received from the exercise of employee stock options	45,811	16,556	7,333
Cash funded to Hudson Highland Group, Inc.	—	(40,000)	—
Repurchase of common stock	—	—	(9,842)
Net cash used for financing activities of discontinued operations	—	(638)	(53,311)

Net cash provided by (used) for financing activities	100,012	(28,112)	(70,771)

Effect of exchange rate changes on cash and cash equivalents	2,620	3,201	7,094
Net increase (decrease) in cash and cash equivalents	55,856	(49,301)	(149,025)
Cash and cash equivalents, beginning of period-continuing operations	142,255	165,648	302,909
Cash and cash equivalents, beginning of period-discontinued operations	—	25,908	37,672

Cash and cash equivalents, end of year	$198,111	$142,255	$191,556

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company's continuing operations consist of three business segments: Monster, Advertising & Communications and Directional Marketing. Revenue is primarily earned from job postings placed on the Company's career website, Monster, resume and other database access, selling and placing recruitment advertising, resume screening services and selling and placing Yellow Pages advertising. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia-Pacific Region.

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

Certain reclassifications of prior year amounts have been made for consistent presentation.

Business Combinations and Dispositions

The Company accounts for business combinations using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition and are not restated. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 1, 2003 through December 31, 2004, the Company completed six business combinations accounted for using the purchase method of accounting. There were no significant business acquisitions in the year ended December 31, 2002. Note 2 to the financial statements contains a full discussion of the Company's business combinations occurring in the 2003 and 2004 periods. Although none of the following acquisitions were considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Howard & Edwards	January 10, 2003	Advertising & Communications, North America
QuickHire	July 31, 2003	Monster, North America
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific

The Company accounts for business dispositions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company's continuing operations have been restated to reflect such dispositions in each period presented. See Note 3 to the financial statements for further discussion of the Company's disposition transactions.

Revenue Recognition and Work-In-Process

Monster.    The Company's Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other ancillary services. The Company recognizes revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically ranging from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

Marketing and Promotion

Advertising production costs are recorded as an expense the first time an advertisement appears. All other advertising costs are expensed as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents, which primarily consist of commercial paper and time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances typically represent publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period and are reported as a current liability in the accompanying consolidated balance sheets.

Accounts Receivable

The Company's accounts receivable primarily consist of trade receivables and earned commissions receivable. Earned commissions receivable represent Yellow Pages commissions that have not been billed to customers. As of December 31, 2004 and 2003, earned commissions receivable were $7,914 and $7,357, respectively. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Write-offs and Other	Ending Balance

2004	$18,107	$8,254	$(5,545)	$20,816
2003	$24,850	$12,812	$(19,555)	$18,107
2002	$29,896	$6,473	$(11,519)	$24,850

Property and Equipment

Computer and communications equipment, furniture and fixtures and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements are stated at cost and amortized, using the straight line method, over their estimated useful lives, or the lease term, whichever is shorter.

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

Goodwill, Intangible Assets and Accounting Change

Goodwill represents acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Other intangible assets primarily consist of the value of customer relationships, non-compete agreements, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a straight-line basis, which approximates economic use, over periods ranging from two to thirty years. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill and indefinite lived intangibles annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

In connection with the Company's implementation of SFAS 142, a non-cash charge of $428,374, net of tax ($149,374 relating to continuing operations, net of tax), was recorded at January 1, 2002 and is reflected in the Company's consolidated statement of operations as a cumulative effect of accounting change for the year ended December 31, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking assumptions regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. The write-down of goodwill shown as a cumulative effect of an accounting change in our consolidated statement of operations for the year ended December 31, 2002 was determined using the forward-looking assumptions that were available to us on January 1, 2002. In 2003 and 2004, the Company again reviewed each reporting unit for impairment and no further impairment was identified. The estimates used were consistent with the plans and estimates that the Company was using to manage the underlying business.

Long-Lived Assets

Long-lived assets, other than goodwill are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Identified intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company's evaluation of goodwill balances. Impairment, if any, is assessed using discounted cash flows. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. During the year ended December 31, 2003, we recorded a $25,783 impairment charge as a component of business reorganization, spin-off and other special charges, relating to certain software and other equipment that will no longer be utilized as designed, as a direct result of the spin-off transaction.

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

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, and unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

Income Taxes

Income taxes are computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the expected tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date and are based on enacted tax laws and statutory tax rates. Valuation allowances are recorded against deferred tax assets to the extent their ultimate realization is uncertain.

Stock-Based Compensation

The Company's financial statements are presented in accordance with the Accounting Principles Board's ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company only issues fixed term stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense associated with stock options recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

As required under SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002

Risk-free interest rate	3.6%	4.3%	4.2%
Volatility	45.4%	64.9%	73.5%
Expected life (years)	4.4	5.0	7.5

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized and expensed over the options' vesting periods. Certain stock options issued to employees of Hudson Highland Group, Inc. ("HH Group"), the Company's former eResourcing and Executive Search segments that were spun-off in March 2003 (see Note 3), were forfeited in accordance with plan provisions. Accordingly, the Company has adjusted pro forma stock based compensation expense in the year ended December 31, 2003 to reflect such forfeitures. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Year Ended December 31,
	2004	2003	2002

Net income (loss) as reported	$73,104	$(81,864)	$(534,896)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	1,770	2,141	1,249
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(32,100)	(31,294)	(62,070)

Pro forma net income (loss)	$42,774	$(111,017)	$(595,717)

Basic earnings (loss) per share:
Net income (loss)-as reported	$0.62	$(0.73)	$(4.80)
Net income (loss)-pro forma	$0.36	$(0.99)	$(5.35)
Diluted earnings (loss) per share:
Net income (loss)-as reported	$0.61	$(0.72)	$(4.80)
Net income (loss)-pro forma	$0.36	$(0.99)	$(5.35)

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
(thousands of shares)	2004	2003	2002

Basic weighted average shares outstanding	117,738	112,124	111,339
Common stock equivalents—stock options and stock issuable under employee compensation plans	2,337*	1,963*	—*

Diluted weighted average shares outstanding	120,075	114,087	111,339

*
Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 6,302, 11,897 and 12,829 for 2004, 2003 and 2002, respectively. The Company's continuing operations reported income in the years ended December 31, 2004 and 2003. As a result, certain stock options are considered to have a dilutive effect during these periods.

Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The statement is effective for all public companies for interim or annual periods after June 15, 2005. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The standard also requires that the modified prospective transition method be used, which would necessitate the Company to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of the SFAS 123R. In addition, the measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123R would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

As a result of SFAS 123R, the Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is current practice. The Company is currently assessing the potential impact of the new standard on its consolidated financial statements and is evaluating alternative equity compensation arrangements.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2.    BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

The following table summarizes the Company's business combinations completed in 2004:

	Consideration*	Goodwill Recorded on Acquisition Date	Identified Intangibles	Form of Consideration

Military Advantage, Inc.	$38,077	$27,213	$8,700	Cash and debt
Jobpilot GmbH	89,102	80,898	11,200	Cash and common stock
Tickle Inc.	86,040	68,915	23,130	Cash, common stock and debt
Webneuron Services (JobsAhead)	8,354	1,900	3,083	Cash and common stock

*
Net of cash acquired

In March 2004, the Company's Monster division purchased Military Advantage, Inc. as a complementary business to Monster's government product offerings. Military Advantage, Inc. offers its members access to information about benefits and career opportunities. Consideration for the acquisition included $23,418 of net cash paid and $7,500 guaranteed cash payments in each of 2005 and 2006, recorded at their present values in the accompanying consolidated balance sheet. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In April 2004, the Company's Monster division purchased jobpilot GmbH ("jobpilot"), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to establish Monster's leadership position in key European markets, particularly Germany. Consideration for the acquisition included $60,552 net cash paid and 1,000,000 shares of common stock. The Company has incurred charges to integrate and restructure jobpilot's operations and therefore has recorded additional costs to goodwill since the acquisition date, as described in "Accrued Integration and Restructuring Costs" below. Goodwill recorded in connection with the jobpilot acquisition is fully deductible for tax purposes. The amount of intangible assets identified in connection with the acquisition is subject to finalization in the first quarter of 2005.

In May 2004, the Company's Monster division purchased Tickle Inc. ("Tickle"), a market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking is expected to expand Monster's subscriber base, enhance its career-related content and further fuel its viral marketing growth. Initial consideration for this acquisition included $24,454 of net cash paid, 1,000,000 shares of the Company's common stock and minimum cash payments of $13,332 per year, over a three-year period following the acquisition date. Future minimum cash payments have been recorded as long-term debt, at their present values, in the accompanying consolidated balance sheet. Additional purchase price commitments are possible subject to Tickle achieving certain agreed-upon financial goals for each of the years ended December 31, 2004, 2005 and 2006. Such financial goals were exceeded in 2004 and therefore an additional $798 has been recorded in current portion of long-term debt and goodwill as of December 31, 2004. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

During the year ended December 31, 2004, the Company's Monster division acquired WebNeuron Services Limited ("JobsAhead"), a leading job search website in India. The acquisition of JobsAhead was made to expand Monster's market share and geographic reach in the Asia-Pacific region. Consideration for the acquisition included $4,483 of net cash paid and 147,156 shares of the Company's common stock. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In July 2003, the Company's Monster division acquired QuickHire, a leading commercial provider of web technology to the U.S. Federal Government. The acquisition of QuickHire was made to enhance Monster Government Solutions and to provide its users with the most comprehensive government staffing solutions. Under the terms of the purchase agreement, the Company agreed to pay a fixed purchase price, in cash, of $4,750. In addition, the Company agreed to pay cash of up to $4,750, $9,500 and $14,250 as contingent consideration, subject to QuickHire achieving certain agreed-upon financial goals for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2004, the Company has paid $1,667 in connection with such contingent consideration and accrued $5,692 of contingent consideration payable, based on QuickHire's 2004 financial results. Contingent consideration payable as of December 31, 2004 in connection with the Company's QuickHire acquisition has been classified as current portion of long-term debt in the accompanying consolidated balance sheet. As of December 31, 2004, the Company has recorded $6,463 of goodwill and identified $8,070 of intangible assets in connection with this acquisition. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

Unaudited Pro Forma Results

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

	Year Ended December 31,

	2004	2003

Revenue	$875,438	$708,976
Income from continuing operations	74,973	4,882
Net income (loss)	73,770	(83,660)
Basic earnings (loss) per share:
Income from continuing operations	$0.63	$0.04
Net income (loss)	$0.62	$(0.73)
Diluted earnings (loss) per share:
Income from continuing operations	$0.62	$0.04
Net income (loss)	$0.61	$(0.72)

The unaudited pro forma financial information above reflects the following:

  a.
  Additional interest expense, net of tax benefits, of approximately $709 and $2,289 for the years ended December 31, 2004 and 2003, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies and interest foregone on the aggregate cash paid for the acquisitions.

  b.
  Additional depreciation and amortization expense, net of tax benefits, of $2,120 and $6,207 for the years ended December 31, 2004 and 2003, respectively. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

  c.
  Additional weighted average shares outstanding of 887,689 and 2,147,156 for the years ended December 31, 2004 and 2003, respectively. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Amounts charged to goodwill in the year ended December 31, 2004 primarily relate to the Company's acquisition of jobpilot.

The components of the accrued integration and restructuring costs, reported as a component of accrued expenses and other current liabilities, are as follows:

Year Ended December 31, 2004	Liability at Dec. 31, 2003	Charged to Goodwill	Adjustments(c)	Utilization	Liability at Dec. 31, 2004

Assumed lease obligations and office consolidation costs(a)	$6,529	$4,291	$442	$(3,015)	$8,247
Employee terminations and other(b)	159	3,062	—	(1,976)	1,245

Total	$6,688	$7,353	$442	$(4,991)	$9,492

Year Ended December 31, 2003	Liability at Dec. 31, 2002	Charged to Goodwill	Utilization	Liability at Dec. 31, 2003

Assumed lease obligations and office consolidation costs(a)	$12,338	$306	$(6,115)	$6,529
Employee terminations and other(b)	17	159	(17)	159

Total	$12,355	$465	$(6,132)	$6,688

  a)
  Accrued liabilities for assumed lease obligations represent the present value of lease payments (net of expected sublease income) for office locations of acquired companies that are either under utilized prior to the acquisition date or closed by the Company in connection with acquisition-related restructuring plans. Office consolidation costs represent charges to terminate contracts in connection with software and computer systems, other contractual arrangements with third parties and above market lease costs.

  b)
  Costs associated with employee severance, benefits and relocation and other miscellaneous costs associated with the integration of acquired businesses.

  c)
  Due to changes in previous estimates, the Company provided an additional $442 of real estate provisions to the integration accrual during the year ended December 31, 2004. The amount has been recorded in operating expenses in the 2004 period.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill.

3.    DISCONTINUED OPERATIONS

During the three years ended December 31, 2004, the Company disposed of the following businesses:

  •
  In December 2004, the Company sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on its Monster business. None of these dispositions were considered material or included a significant amount of assets. The Company recognized a loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004. Additional charges to discontinued operations may be recorded in the first quarter of 2005.

  •
  On October 5, 2004, the Company completed the sale of its wholly owned subsidiary US Motivation, formerly part of the Company's Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post closing adjustment (See Note 13). The Company recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,416 in the fourth quarter of 2004. Upon finalization of the post closing adjustment, the Company could record an additional gain or loss as a component of discontinued operations.

  •
  On August 1, 2003, the Company and Ninemsn terminated their joint venture arrangement with in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website.

  •
  On March 31, 2003, the Company completed a distribution of the common stock of HH Group as a tax-free dividend to its shareholders. Shareholders of the Company's common stock received one share of HH Group for every 13 1/3 shares of the Company's common stock owned. Prior to the distribution, HH Group was reported as the Company's eResourcing and Executive Search segments.

The following amounts related to US Motivation as of December 31, 2003 have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet. The Company did not distribute a significant amount of assets and liabilities in connection with its sale of the Advertising & Communications businesses in Continental Europe.

December 31, 2003
Assets of discontinued operations:
Cash and accounts receivable, net	$10,470
Intangibles, net	4,792
Other	1,464

Total assets of discontinued operations	$16,726

Liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,692
Deferred revenue	18,058

Total liabilities of discontinued operations	$20,750

The following amounts related to the Company's Advertising & Communications businesses in Continental Europe, US Motivation, HH Group and Joint Venture have been segregated from continuing operations and reflected as discontinued operations:

	Year ended December 31,

	2004	2003	2002

Revenue	$18,278	$121,611	$447,396

Loss before income taxes	$(3,041)	$(40,697)	$(121,814)
Income tax expense (benefit)	(656)	47,845	(32,062)

Loss from discontinued operations, net of tax	(2,385)	(88,542)	(89,752)

Pre-tax gain on sales of discontinued businesses	361	—	—
Income tax benefit	(821)	—	—

Gain on sales of businesses, net of tax	1,182	—	—

Discontinued operations, net of tax	$(1,203)	$(88,542)	$(89,752)

The provision for income taxes reported in discontinued operations differs from the amount computed using the Federal statutory income tax rate primarily as a result of change in valuation allowance, non-deductible expenses in all periods presented, including non-deductible business reorganization and other special charges in 2002. The 2003 period also includes a charge to income tax expense of $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group.

4.    PROPERTY AND EQUIPMENT, NET

	December 31,

	2004	2003

Capitalized software costs	$89,002	$64,568
Furniture and equipment	32,390	32,054
Leasehold improvements	34,784	32,973
Computer and communications equipment	94,745	88,420

	250,921	218,015
Less: Accumulated depreciation	156,363	132,408

Property and equipment, net	$94,558	$85,607

Property and equipment includes equipment financed with capital leases at December 31, 2004 and 2003 with a cost of $21,158 and $18,762, respectively, and accumulated depreciation of $16,543 and $16,020, respectively. Depreciation expense was $29,841, $25,354 and $30,434 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2004, the Company acquired four businesses accounted for under the purchase method of accounting (See Note 2 "Business Combinations"). Upon acquisition of these businesses, the Company recorded $178,926 of goodwill and recognized $46,113 of identifiable intangible assets. In addition, $7,353 of acquisition related integration and restructuring costs were charged to goodwill in the 2004 period. The remaining increase in goodwill and intangible assets in the 2004 period represents the effects of translating asset balances in the Company's foreign operations at December 31, 2004 currency exchange rates, which were significantly higher compared to the U.S. dollar, than as of December 31, 2003. Currencies that most affected the Company's financial position were the British Pound, Euro, and Swedish Krona.

Goodwill by operating segment is as follows:

	December 31,

	2004	2003

Monster	$445,060	$222,874
Advertising & Communications	162,671	149,590
Directional Marketing	54,460	54,389

Goodwill	$662,191	$426,853

The Company's intangible assets consist of the following:

	December 31, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)

Intangible Assets:
Trademarks/Internet Domains	$14,224	$—	$6,737	$—	Indefinite lived
Customer relationships	53,646	(14,048)	17,899	(8,837)	5 to 30
Non-compete agreements	3,910	(954)	1,239	(1,184)	2 to 6
Other	4,597	(349)	833	(310)	4 to 10

Total	$76,377	$(15,351)	$26,708	$(10,331)

Amortization expense for each of the five succeeding years is estimated to be approximately $8,500 per year.

On January 1, 2002, the Company recorded a cumulative effect of accounting change, net of tax benefit, of $428,374, related to goodwill impairment. The following table summarizes the cumulative effect of accounting change recorded during the full year 2002 by business segment:

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

6.    BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

In the second quarter of 2002, the Company announced a reorganization initiative to streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. The reorganization program included workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company's strategic plan. In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of HH Group. The additional charge consisted of further workforce reduction, office consolidation costs, related asset write-offs, professional fees and other special charges. Substantially all of these charges were recorded in the fourth quarter of 2002 and first quarter of 2003.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The components of the reorganization, spin-off and other special charges are as follows:

	Expense
					Liability at Dec. 31, 2003
	2002	2003	Adjustments	Utilization

Workforce reduction	$23,233	$4,279	$1,079	$(27,562)	$1,029
Consolidation of excess facilities	55,512	31,414	(340)	(54,560)	32,026
Professional fees and other	22,489	9,898	(695)	(30,789)	903

Total	$101,234	$45,591	$44	$(112,911)	$33,958

	Liability at Dec. 31, 2003	Adjustments	Utilization	Liability at Dec. 31, 2004

Workforce reduction	$1,029	$—	$(803)	$226
Consolidation of excess facilities	32,026	(442)	(10,407)	21,177
Professional fees and other	903	—	(711)	192

Total	$33,958	$(442)	$(11,921)	$21,595

Workforce reduction costs represent severance, employee benefits and related costs for the termination of approximately 1,000 employees across all of our continuing lines of business.

Consolidation of excess facilities includes property consolidation and abandonment costs (including related professional fees) and disposal of property and equipment related to such properties. Property and equipment disposed of included leasehold improvements, computer equipment, software and furniture and fixtures.

Professional fees and other primarily represent legal and accounting costs in connection with workforce reduction, professional fees in connection with the spin-off transaction in the 2003 period, bonuses of $1,826 to key employees and executives for successfully completing the spin-off of Hudson Highland Group, Inc. and a write-down of $9,742 in 2002 for impaired businesses investments that were no longer considered part of the Company's strategic plan.

Due to changes in previous estimates, the Company reversed excess real estate provisions during the year ended December 31, 2004. As a result, $442 has been recorded as a credit to office and general expenses in 2004.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2004	2003	2002

Interest paid	$854	$3,788	$5,389
Income taxes paid (refunded)	$(1,052)	$(22,375)	$25,465

Non-cash investing and financing activities are as follows:

		Year Ended December 31,
		2004	2003	2002

Fair value of assets acquired		$273,470	$21,344	$21,921
Less:	Liabilities assumed	(37,336)	(3,582)	(371)
	Liabilities created in connection with business combinations	(59,252)	(1,690)	—
	Common stock issued in connection with business combinations	(56,940)	—	(5,735)

Payments for acquisitions and intangible assets, net of cash acquired		$119,942	$16,072	$15,815

Capital lease obligations incurred		$2,396	$1,419	$—

Upon termination of its joint venture arrangement in Australia and New Zealand, the Company recorded $7,342 as additional paid-in capital, in the 2003 period, for cash contributions that were originally repayable to the joint venture partner under the joint venture arrangement. Such liabilities were forgiven by the joint venture partner as part of termination agreement. In connection with the Company's purchase of its remaining joint venture interests in India, Hong Kong and Singapore, $1,510 was recorded as additional paid in capital in the 2003 period, for liabilities that were forgiven by its former joint venture partner.

8.     FINANCING AGREEMENT

In April 2003, the Company entered into a financing arrangement to provide for a $100,000, three year, secured revolving credit facility with a group of lenders. The credit facility is secured by substantially all of the Company's assets and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

At December 31, 2004, the utilized portion of this credit facility was $4,625 for standby letters of credit and $95,375 was unused. Accounts receivable are sufficient to allow for the draw-down of the entire amount. At December 31, 2004, the prime rate, federal funds rate, and one month LIBOR were 5.25%, 1.97% and 2.40%, respectively.

On January 14, 2005, the Company amended and restated the terms of its secured revolving credit facility. The amended and restated credit facility provides for maximum borrowings to be increased from $100,000 to $125,000 at the Company's request under certain conditions and extends the expiration date from April 7, 2006 to June 30, 2008. The amended and restated credit facility is secured by substantially all of the Company's assets and is available for ongoing working capital requirements and other corporate purposes. Under the amended and restated credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the amended and restated revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin determined by the ratio of our debt to EBITDA as defined in the amended and restated revolving credit agreement. The amended and restated agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

The amount available for drawing under the amended and restated credit facility is not dependent upon the amount or nature of the Company's accounts receivable balances.

9.     DEBT

The Company's debt consists of the following:

	December 31,
	2004	2003

Borrowings under financing agreement (see Note 8)	$—	$—
Notes payable to former owners of Tickle, Inc., non-interest bearing, interest imputed at 3.5%, due 2005 through 2007	39,262	—
Notes payable to former owners of Military Advantage, Inc., non-interest bearing, interest imputed at 1.5%, due 2005 through 2006	14,645	—
Notes payable to former owners of QuickHire, Inc., non-interest bearing due March, 2005	5,692	—
Capitalized lease obligations, payable with interest from 2% to 11%, in varying installments through 2007	1,889	762
Other notes payable, interest rates ranging from 3% to 10%, due in varying installments through 2012	1,749	3,948

	63,237	4,710
Less: Current portion	29,262	2,623

Long-term debt	$33,975	$2,087

The following table presents future principal payments on debt:

Year:
2005	$29,262
2006	21,607
2007	13,680
2008	219
2009	219
Thereafter	128

10.   STOCKHOLDERS' EQUITY

(A)    Common and Class B Common Stock

Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

(B)    Share Repurchase Program

In September 2002, the Board of Directors approved a share repurchase plan to acquire outstanding common stock on the open market. Under the terms of the plan, the Company was authorized to repurchase up to five million shares of common stock from time-to-time as conditions warranted. During the year ended December 31, 2002, the Company repurchased 927,000 shares of its common stock for an aggregate purchase price of $9,842. The share repurchase plan expired on March 3, 2004.

(C)    Stock Options

In January 1996, the Company's Board of Directors (the "Board") adopted the 1996 Employee Stock Option Plan and a stock option plan for non-employee directors (the "1996 Plans"). The employee stock option plan provided for the issuance of both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options. Options granted for non-employee directors did not qualify as incentive stock options within the meaning of Section 422 of the Code.

In December 1998, the Company adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 1999 Plan, no options are available for future grants under the 1996 Plans. Stock options granted under the 1999 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code. Stock options awarded by the Company generally have an exercise price of 100% of the fair market value of the common stock on the date of grant, a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board. The total number of shares of the common stock of the Company that may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2004, approximately 10,023,110 options were exercisable and 5,951,640 options were available for future grants.

Amounts below reflect option activity of employees in the Company's continuing operations as well as HH Group employees. The outstanding stock options of the Company were adjusted in 2003 to reflect the impact of the spin-off transaction. For employees who continued employment with the Company, the option remained an option for Monster Worldwide common stock with the number of shares and the related exercise price adjusted to preserve the intrinsic value of each option. For employees who worked for HH Group after the spin-off, certain options were cancelled in accordance with the provisions of the spin-off agreement.

	December 31, 2004		December 31, 2003		December 31, 2002
(thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	17,387	$25.09	18,747	$28.91	18,332	$32.38
Granted	6,301	28.58	2,272	14.40	3,744	18.67
Spin-off adjustment	—	—	1,148	—	—	—
Exercised	(2,447)	18.72	(1,103)	15.00	(455)	16.12
Forfeited/cancelled	(2,242)	31.70	(3,677)	32.10	(2,874)	38.37

Outstanding at end of year	18,999	$26.20	17,387	$25.09	18,747	$28.91

Options exercisable at year-end	10,023	$27.31	11,778	$28.09	10,505	$29.51
Weighted average fair value of options granted during the year		$28.60		$8.92		$15.09

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.00 to $20.00	3,986	$10.27	6.1	2,556	$10.23
20.01 to 26.00	8,292	23.77	7.1	3,653	23.33
26.01 to 32.00	1,153	28.63	6.3	1,036	28.62
32.01 to 50.00	4,689	37.47	8.0	1,900	43.00
50.01 to 81.38	879	58.03	5.2	878	58.03

Total	18,999	26.20		10,023	$27.31

11.   INCOME TAXES

The components of income (loss) from continuing operations before income taxes and accounting change are as follows:

	Year Ended December 31,
	2004	2003	2002

Domestic	$108,484	$18,634	$8,731
Foreign	4,539	4,000	(14,720)

Income (loss) from continuing operations before income taxes and accounting change	$113,023	$22,634	$(5,989)

Income taxes relating to the Company's continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002

Current income taxes:
U.S. Federal	$19,054	$8,238	$15,993
State and local	3,654	1,349	2,084
Foreign	(6,924)	(1,233)	3,340

Total current income taxes	15,784	8,354	21,417

Deferred income taxes:
U.S. Federal	14,393	4,228	(2,771)
State and local	2,570	792	(372)
Foreign	5,969	2,582	(7,493)

Total deferred income taxes	22,932	7,602	(10,636)

Income taxes	$38,716	$15,956	$10,781

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$7,354	$6,543
Accrued expenses and other liabilities	2,911	3,946
Accrued business reorganization and spin-off costs	7,098	10,057
Other reserves not currently deductible	4,190	3,117
Investments in foreign entities discontinued	12,600	—
Tax loss carry forwards	82,059	61,705
Tax credits	738	1,394
Valuation allowance	(77,907)	(39,472)

Deferred tax assets	39,043	47,290

Deferred tax liabilities:
Earned commissions	(3,193)	(2,945)
Work-in-process	(3,894)	(4,230)
Property and equipment	(4,560)	(8,076)
Intangibles	(25,285)	(6,609)

Deferred tax liabilities	(36,932)	(21,860)

Net deferred tax assets	$2,111	$25,430

As of December 31, 2004 and 2003, net current deferred tax assets were $9,166 and $15,721, respectively, and net non-current deferred tax assets were $14,846 and $15,712, respectively. Net non-current deferred tax liabilities were $21,901 and $6,003 as on December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company has net operating loss carry forwards, for U.S. Federal tax purposes of approximately $15,000, which expire in 2020 and operating loss carry forwards in the United Kingdom of approximately $43,000 with no expiration periods. In addition, the Company also has approximately $177,000 of net operating loss carry forwards in various other countries throughout the world.

Realization of the Company's net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences there is no reasonable assurance that certain deferred tax assets can be used, principally net operating losses in foreign jurisdictions. Accordingly, a valuation allowance has been established. During the year ended December 31, 2004 the valuation allowance on deferred tax assets increased by $38,435 for deferred tax assets attributable to pre-acquisition period net operating losses of acquired companies of $22,000, basis differences on foreign investments that were no longer considered permanent in nature, and other discontinued operation losses of $15,650 and increases in previously computed net operating losses of $3,553. Should the $22,000 portion of the valuation allowance attributable to acquired tax losses be reversed, the resulting benefit will be credited to Goodwill relating to the acquisition.

In addition, deferred tax benefits from the exercise of nonqualified stock options were recorded net of a valuation allowance as additional paid-in capital. Should this portion of the valuation allowance be reversed (which is approximately $2,800), the resulting benefit will be recorded as additional paid-in capital.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Income taxes related to the Company's continuing operations differs from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002

Income taxes at Federal statutory rate	$39,558	$7,922	$(2,096)
State income taxes, net of Federal income tax effect	4,339	745	349
Nondeductible expenses(1)	1,110	1,326	923
Effect of foreign operations	(4,338)	(7,172)	(3,638)
Change in valuation allowance	(2,768)	7,775	8,633
Nondeductible business reorganization and other special charges		4,499	6,171
Other	815	861	439

Income taxes	$38,716	$15,956	$10,781

(1)
Primarily due to nondeductible (i) merger and integration costs in 2002 and (ii) meals & entertainment expenses.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The company believes its undistributed foreign earnings are presently insignificant.

12. COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates through 2015. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under capital leases, non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2004:

	Capital Leases	Operating Leases	Sublease Income

2005	$1,660	$40,149	$11,450
2006	190	37,439	11,400
2007	116	36,108	10,760
2008	—	35,081	10,389
2009	—	32,951	9,788
Thereafter	—	160,580	71,467

	1,966	$342,308	$125,254

Less: Amount representing interest	77

Present value of minimum lease payments	1,889
Less: Current portion	1,610

	$279

Total rent and related expenses under operating leases was $36,061, $32,560 and $34,060 for each of the three years ended December 31, 2004. Operating lease obligations after 2008 relate primarily to office facilities.

(B) Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete agreements with certain key management personnel and former owners of acquired businesses. Agreements with key members of management are generally one year in length, on an at-will basis, and provide for compensation and severance payments under certain circumstances. Such agreements are automatically renewed annually unless either party gives sufficient notice of termination. Agreements with former owners of acquired businesses are generally two to five years in length, with one for a term of fifteen years.

(C) Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all eligible employees. Discretionary employer matching contributions are generally a maximum of 2% of eligible payroll of participating employees, and paid by a contribution of Monster Worldwide common stock. As a result, salaries and related expenses contain $2,729, $2,613 and $1,274 of non-cash employer matching contributions related to the Company's continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2005, the company modified its 401(k) plan to provide for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $3,369, $2,321 and $2,415 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

13. RELATED PARTY TRANSACTIONS

The Company leases an office from an entity in which its Chairman and Chief Executive Officer ("CEO"), and other directors and executive officers, have an 84% ownership interest. Annual rent expense under the lease is approximately $554 and expires in the year 2013.

The Company periodically pays for its use of an aircraft which through December 31, 2003 was owned by a holding company that was controlled by Andrew J. McKelvey, the Company's Chairman and CEO. On December 31, 2003, Mr. McKelvey sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group, however Mr. McKelvey continues to have obligations to a third party lender with respect to the aircraft. During the years ended December 2004, 2003 and 2002, $685, $540 and $262, respectively, were charged to office and general expense for use of the aircraft. As discussed in Note 3, On October 5, 2004 the Company completed the sale of its wholly owned subsidiary, US Motivation, to General Yellow Pages Consultants, Inc.

The Company leases office space to an investment company that is 50% owned by the Company's CEO. Rental income received from the investment company was $67, $17 and $101 in the years ended December 31, 2004, 2003 and 2002, respectively.

In November 2004, the Corporation made a charitable contribution for the benefit of The McKelvey Foundation (the "Foundation"), a charitable foundation founded and supported by the Corporation's Chairman and CEO, Andrew McKelvey. The contribution consists of the Corporation's having provided the Foundation at no charge the use of certain unused office space as well as supplies, equipment rental, repairs and maintenance incidental thereto, the total cost of which is approximately $3 per month from November 2004. The Foundation utilized the space in connection with its "Roads to Success" program, which provides a career and college readiness program to low to middle income high school students in specified school districts in Pennsylvania, West Virginia and New York.

14. SEGMENT AND GEOGRAPHIC DATA

The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment related to such commissions was $13,272, $13,227 and $12,566 on Monster sales of $88,480, $88,180 and $83,773 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following tables present the Company's operations by business segment and by geographic region:

	Year ended December 31,
Revenue	2004	2003	2002

Monster	$593,909	$412,796	$402,543
Advertising & Communications	157,441	136,026	158,528
Directional Marketing	94,169	103,365	106,155

Total revenue	$845,519	$652,187	$667,226

	Year ended December 31,
Operating Income (loss)	2004	2003(a)	2002(a)

Monster	$111,738	$52,891	$24,550
Advertising & Communications	(1,245)	(25,585)	(30,268)
Directional Marketing	3,833	(3,531)	(1,788)

Operating income (loss)	$114,326	$23,775	$(7,506)

	Year Ended December 31,
Revenue by Geographic Region(b)	2004	2003	2002

United States	$636,346	$504,813	$510,741
United Kingdom	95,376	81,185	87,460
Continental Europe	82,821	38,761	43,236
Other(c)	30,976	27,428	25,789

Total	$845,519	$652,187	$667,226

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets as of December 31,	2004	2003

Monster	$747,066	$394,723
Advertising & Communications	364,014	322,243
Directional Marketing	191,423	179,315
Shared Assets(d)	241,110	209,272
Assets of discontinued operations	—	16,726

Total	$1,543,613	$1,122,279

  (a)
  Includes merger, integration, business reorganization, spin-off and other special charges for the years ended December 31, 2003 and 2002 as follows:

Merger, integration, business reorganization, spin-off and other special charges	2003	2002

Monster	$28,603	$49,063
Advertising & Communications	9,481	34,315
Directional Marketing	7,551	21,033

Total	$45,635	$104,411

  (b)
  Revenues are attributed to countries based on location of customer.

  (c)
  Includes Canada and the Asia Pacific region.

  (d)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

15. SUBSEQUENT EVENT

On February 1, 2005, the Company's Monster division acquired 40% of ChinaHR.com Holdings Ltd. ("ChinaHR") in exchange for $50,000 cash. Pursuant to the terms of the purchase agreement, the Company and certain of its shareholders have put and call rights that become exercisable in three years and will either require or permit the Company to purchase the remaining 60% of ChinaHR. The purchase agreement also provides the Company with the right to designate no less than 40% of the members of ChinaHR's Board of Directors, and provides the Company the opportunity to acquire a 51% equity and 70% voting interest in ChinaHR upon the occurrence of an initial public offering by ChinaHR, subject to certain conditions and exceptions.

On February 11, 2005, the Company's Monster division acquired Emailjob.com, a leading online recruiter in France, for total consideration of approximately $26,000. The Company paid $23,000 was upon closing and the remaining $3,000 is payable over a 12 month period following acquisition.

On February 10, 2005, the Company's board of directors approved accelerated vesting terms for approximately 134,000 employee stock options whose exercise price was above the Company's closing stock price on such date, in order to avoid recognizing approximately $1,400 of stock based compensation expense in its consolidated statements of operations for periods following July 1, 2005, the date on which SFAS 123R is required to become adopted.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2004	First	Second	Third	Fourth	Full Year

Revenue:
Monster	$122,162	$141,904	$157,679	$172,164	$593,909
Advertising & Communications	38,097	38,368	39,649	41,327	157,441
Directional Marketing	22,092	21,855	26,872	23,350	94,169

Total revenue	182,351	202,127	224,200	236,841	845,519

Salaries and related	82,599	93,967	106,165	113,498	396,229
Office and general	39,869	42,419	45,112	45,715	173,115
Marketing and promotion	38,972	39,569	37,522	38,004	154,067
Amortization of intangibles	760	1,381	3,182	2,459	7,782

Total operating expenses	162,200	177,336	191,981	199,676	731,193

Operating income	20,151	24,791	32,219	37,165	114,326
Interest and other, net	(356)	(554)	(355)	(38)	(1,303)

Income from continuing operations before income taxes	19,795	24,237	31,864	37,127	113,023
Income taxes	6,805	8,188	10,743	12,980	38,716

Income from continuing operations	12,990	16,049	21,121	24,147	74,307
Income (loss) from discontinued operations, net of tax	(585)	191	(1,133)	324	(1,203)

Net income	$12,405	$16,240	$19,988	$24,471	$73,104

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.11	$0.14	$0.18	$0.20	$0.63
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	—	(0.01)

Net income	$0.11	$0.14	$0.17	$0.20	$0.62

Diluted earnings (loss) per share:(1)
Income from continuing operations	$0.11	$0.14	$0.18	$0.20	$0.62
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	—	(0.01)

Net income	$0.11	$0.14	$0.17	$0.20	$0.61

Weighted average shares outstanding:
Basic	115,533	117,431	118,584	119,373	117,738
Diluted	118,030	120,192	120,351	122,353	120,075
Market price range common stock(2)
High	$26.69	$29.00	$24.84	$33.83
Low	$20.55	$23.81	$17.93	$24.20
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

  2.
  Monster Worldwide's common stock (symbol MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,604 stockholders of record of our Common Stock on December 31, 2004. All stock prices are closing prices per NASDAQ.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2003	First	Second	Third	Fourth	Full Year

Revenue:
Monster	$103,468	$100,625	$103,783	$104,920	$412,796
Advertising & Communications	32,219	33,550	34,165	36,092	136,026
Directional Marketing	24,883	25,716	30,544	22,222	103,365

Total revenue	160,570	159,891	168,492	163,234	652,187

Salaries and related	69,953	74,192	78,134	80,929	303,208
Office and general	41,524	36,615	38,716	37,950	154,805
Marketing and promotion	33,514	32,838	30,432	25,593	122,377
Business reorganization and other special charges	45,481	154	—	—	45,635
Amortization of intangibles	614	595	601	577	2,387

Total operating expenses	191,086	144,394	147,883	145,049	628,412

Operating income (loss)	(30,516)	15,497	20,609	18,185	23,775
Interest and other, net	(902)	(77)	70	(232)	(1,141)

Income (loss) from continuing operations before income taxes	(31,418)	15,420	20,679	17,953	22,634
Income taxes	(2,915)	6,125	7,286	5,460	15,956

Income (loss) from continuing operations	(28,503)	9,295	13,393	12,493	6,678
Income (loss) from discontinued operations, net of tax	(87,363)	352	(1,170)	(361)	(88,542)

Net income (loss)	$(115,866)	$9,647	$12,223	$12,132	$(81,864)

Basic earnings (loss) per share:(1)
Income (loss) from continuing operations	$(0.26)	$0.08	$0.12	$0.11	$0.06
Income (loss) from discontinued operations, net of tax	(0.78)	0.01	(0.01)	—	(0.79)

Net income	$(1.04)	$0.09	$0.11	$0.11	$(0.73)

Diluted earnings (loss) per share:(1)
Income from continuing operations	$(0.26)	$0.08	$0.12	$0.11	$0.06
Income (loss) from discontinued operations, net of tax	(0.78)	—	(0.01)	—	(0.78)

Net income (loss)	$(1.04)	$0.08	$0.11	$0.11	$(0.72)

Weighted average shares outstanding:
Basic	111,455	111,860	112,342	112,838	112,124
Diluted	111,455	113,636	115,249	115,514	114,087
Market price range common stock(2)
High	$13.02	$22.25	$29.19	$28.50
Low	$8.06	$10.22	$19.80	$19.12
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

  2.
  Monster Worldwide's common stock (symbol MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,604 stockholders of record of our Common Stock on December 31, 2004. All stock prices are closing prices per NASDAQ.

ITEM 9.    CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Monster Worldwide, Inc. (the "Company") maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f)). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, we have excluded the jobPilot acquisition completed in 2004. The contribution from the jobPilot acquisition represent approximately 3% of consolidated revenues and 6% on income from continuing operations before income taxes for the year ended December 31, 2004. Refer to Note 2 to the consolidated financial statements for further discussion of the jobPilot and other acquisitions and their impact on the Company's consolidated financial statements.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

The Company's independent registered public accounting firm has issued its audit report on our assessment of the Company's internal control over financial reporting. This report appears on pages 37-38.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See "Part I—Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Company's website. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Company's Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company's website within five days business days following the date of amendment or waiver. The Company's website address is www.monsterworldwide.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information set forth under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
DOCUMENT LIST

1.
Financial Statements

  The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.
Financial Statement Schedules

  None.

3.
Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)
The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25,10.26. 10.27, 10.28 and 10.31 are management contracts, compensatory plans or arrangements):

Exhibit Number	Description
2.1	Distribution Agreement, dated March 31, 2003, by and between the Company and Hudson Highland Group, Inc.(2)
2.2	Asset and Stock Purchase Agreement, dated July 31, 2003, by and among QuickHire, ITI, Chris McCarrick, Bryan Hochstein and the Company.(4)
2.3
Deed of Termination of Monster.com Australia and New Zealand Joint Venture, by and among, the Company, TMP Worldwide Pty Limited, Monster.com Asia Pacific Pty Limited, Ninemsn Investments Pty Limited, Monster.com A&NZ Pty Ltd. and Ecorp Limited.(5)
2.4	Stock Purchase Agreement, dated October 5, 2004, by and among the Company, General Yellow Pages Consultants, Inc. d/b/a The Marquette Group and US Motivation, Inc.(6)
3.1	Certificate of Incorporation.**
3.2	First Amendment to Certificate of Incorporation.††††
3.3	Certificate of Ownership and Merger of Monster Worldwide, Inc. into TMP Worldwide Inc.(3)
3.4	Amended and Restated Bylaws of TMP Worldwide Inc.†††††††
4.1	Form of Common Stock Certificate.(3)
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.**
10.2	Form of Indemnification Agreement.**
10.3	1996 Stock Option Plan.**
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.**
10.5	1996 Stock Option Plan for Non-Employee Directors.**
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**
10.7	Form of Stock Option Agreement for certain employees and executive officers.(7)

10.8
Lease, dated as of October 31, 1978, between Telephone Marketing Programs, Inc. and PDC Realty Inc. as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.**
10.9	Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing, Inc.**
10.10	Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by Amendment 1 to Agreement, dated as of September 5, 1996.**
10.11	Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**
10.12	Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide Inc. as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**
10.13	Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs, Inc.**
10.14	Second Amended and Restated Employment Agreement, dated November 2, 1999, by and among TMP Worldwide, Inc., TMP Interactive Inc. and Jeffrey C. Taylor.†††
10.15	Amendment No. 1 to the Second Amended and Restated Employment Agreement dated October 31, 2001 by and among Jeffery C. Taylor, TMP Worldwide Inc. and TMP Interactive Inc.††††††
10.16	Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and Andrew J. McKelvey.†
10.17	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.††
10.18	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between TMP Worldwide Inc. and Andrew J. McKelvey.(1)
10.19	Amendment No. 4 to Employment Agreement, dated April 1, 2004, between the Company Andrew J. McKelvey.(8)
10.20	Employment Letter Agreement, dated December 31, 2001, by and between TMP Worldwide Inc. and Michael Sileck.****
10.21	Employment Letter Agreement, dated September 11, 2002, by and between TMP Worldwide Inc. and Michael Sileck.†††††††
10.22	Employment Letter Amendment, dated June 16, 2004, by and between the Company and Michael Sileck to the Employment Letter dated September 11, 2002.(9)
10.23	Agreement, dated September 11, 2002, by and between TMP Worldwide Inc. and Paul Camara.†††††††††
10.24	Letter Agreement, dated April 28, 2003, between the Company and Paul Camara.(3)
10.25	Revised Employment Letter, dated April 1, 2004, between the Company and William Pastore.(8)
10.26	Employment Letter Agreement, dated September 24, 2002, by and between the Company and John Mclaughlin.(9)

10.27	Employment Letter Amendment, dated April 1, 2003, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.28	Employment Letter Amendment, dated June 16, 2004, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.29	Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide Ltd.*
10.30	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and TMP Worldwide Inc.***
10.31	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.(3)
10.32
Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(10)
10.33	Amendment to Charter Agreement, effective as of February 5, 2005, by and between the Company and Airborne, Inc.(11)
10.34
Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(12)
10.35
Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited, the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(13)
21	Subsidiaries of the Company.(3)
23.1	Consent of BDO Seidman, LLP.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael Sileck pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael Sileck pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†††††
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 2, 2001. (Commission File No. 000-

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

(4)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 31, 2003. (Commission File No. 000-21571)

(5)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 15, 2003. (Commission File No. 000-21571)

(6)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 5, 2004 (Commission File No. 000-21571).

(7)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 28, 2004 (Commission File No. 000-21571).

(8)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 1, 2004 (Commission File No. 000-21571).

(9)
Incorporated by reference to Exhibits to the Company's Quarterly Report on 10-Q for the period ended June 30, 2004. (Commission File No. 000-21571)

(10)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 14, 2005 (Commission File No. 000-21571).

(11)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 5, 2005 (Commission File No. 000-21571).

(12)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 30, 2005 (Commission File No. 000-21571).

(13)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 30, 2005 (Commission File No. 000-21571). A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)
By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer

Dated: March 4, 2005

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ ANDREW J. MCKELVEY Andrew J. McKelvey	Chairman of the Board, CEO and Director (principal executive officer)	March 4, 2005
/s/ MICHAEL SILECK Michael Sileck	Chief Financial Officer (principal financial officer)	March 4, 2005
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Vice President and Controller (principal accounting officer)	March 4, 2005
/s/ GEORGE R. EISELE George R. Eisele	Director	March 4, 2005
/s/ RONALD KRAMER Ronald Kramer	Director	March 4, 2005
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	March 4, 2005
/s/ JOHN SWANN John Swann	Director	March 4, 2005

/s/ JOHN GAULDING John Gaulding	Director	March 4, 2005
/s/ DAVID STEIN David Stein	Director	March 4, 2005

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES