Form 10-Q
period 2005-03-31
MONSTER WORLDWIDE INC
filed 2005-05-06
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)
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

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of April 28, 2005, the latest practicable date.

Class	Outstanding on April 28, 2005

Common Stock	116,123,271
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
		No.
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated statements of operations	3
	Consolidated balance sheets	4
	Consolidated statements of cash flows	5
	Notes to consolidated financial statements	6
	Report of Independent Registered Public Accounting Firm	15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25
	PART II – OTHER INFORMATION
Item 6.	Exhibits	26
	Signatures	27

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$246,938	$182,351

Salaries and related	109,721	82,599
Office and general	51,944	39,869
Marketing and promotion	49,656	38,972
Amortization of intangibles	2,485	760

Total operating expenses	213,806	162,200

Operating income	33,132	20,151
Interest and other, net	(77)	(356)

Income from continuing operations before income taxes and equity interests	33,055	19,795
Income taxes	11,574	6,805
Losses in equity interest	(209)	—

Income from continuing operations	21,272	12,990
Loss from discontinued operations, net of tax	(702)	(585)

Net income	$20,570	$12,405

Basic earnings (loss) per share:
Income from continuing operations	$0.18	$0.11
Loss from discontinued operations, net of tax	(0.01)	—

Net income	$0.17	$0.11

Diluted earnings (loss) per share (1):
Income from continuing operations	$0.17	$0.11
Loss from discontinued operations, net of tax	(0.01)	—

Net income	$0.17	$0.11

Weighted average shares outstanding:
Basic	120,655	115,533
Diluted	123,577	118,030

  (1)
  Diluted earnings per share in the 2005 period does not add due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,925	$198,111
Accounts receivable, net of allowance for doubtful accounts of $21,505 and $20,816 in 2005 and 2004, respectively	427,767	441,827
Work-in-process	28,653	26,375
Prepaid and other	32,796	37,198

Total current assets	630,141	703,511

Property and equipment, net	95,571	94,558
Goodwill	670,262	662,191
Intangibles, net	56,120	61,026
Investment in unconsolidated affiliate	49,928	—
Other assets	19,780	22,327

Total assets	$1,521,802	$1,543,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$230,492	$258,670
Accrued expenses and other current liabilities	180,013	195,705
Outstanding checks in excess of bank balances	32,751	12,939
Deferred revenue	245,192	234,167
Current portion of long-term debt	31,979	29,262

Total current liabilities	720,427	730,743

Long-term debt, less current portion	14,653	33,975
Other long-term liabilities	30,439	23,381

Total liabilities	765,519	788,099

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 116,947 and 116,697 shares, respectively; outstanding: 116,020 and 115,770 shares, respectively	117	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,153,681	1,146,708
Accumulated other comprehensive income	71,804	98,027
Unamortized stock based compensation	(3,154)	(2,603)
Retained deficit	(466,170)	(486,740)

Total stockholders' equity	756,283	755,514

Total liabilities and stockholders' equity	$1,521,802	$1,543,613

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows provided by (used for) operating activities:
Net income	$20,570	$12,405

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	702	585
Depreciation and amortization	10,328	8,012
Provision for doubtful accounts	3,684	1,229
Tax benefit on stock option exercises	581	438
Net (gain) loss on disposal and write-off of fixed assets	(71)	87
Non-cash compensation	1,447	474
Common stock issued for matching contribution to 401(k) plan and other	741	2,145
Provision for deferred income taxes	8,853	6,426
Other	(126)	24
Changes in assets and liabilities, net businesses acquired and divested:
Accounts receivable	13,698	(7,794)
Work-in-process, prepaid and other	(4,708)	598
Deferred revenue	7,035	7,469
Accounts payable, accrued liabilities and outstanding checks in excess of cash balances	(21,371)	(40,748)
Net cash used for operating activities of discontinued operations	—	(2,373)

Total adjustments	20,793	(23,428)

Net cash provided by (used for) operating activities	41,363	(11,023)

Cash flows used for investing activities:
Capital expenditures	(8,633)	(6,695)
Payments for acquisitions and intangible assets, net of cash acquired	(42,477)	(25,932)
Investment in unconsolidated affiliate	(50,137)	—
Cash funded for sale of subsidiaries	(432)	—
Sale of long-term investment	1,878	—
Net cash used for investing activities of discontinued operations and business held for sale	—	(1,147)

Net cash used for investing activities	(99,801)	(33,774)

Cash flows provided by financing activities:
Net repayments under line of credit and capital lease obligations	(507)	(184)
Proceeds from the issuance of common stock	—	55,673
Cash received from the exercise of employee stock options	3,653	2,714

Net cash provided by financing activities	3,146	58,203

Effect of exchange rate changes on cash and cash equivalents	(1,894)	227
Net increase (decrease) in cash and cash equivalents	(57,186)	13,633
Cash and cash equivalents, beginning of period	198,111	142,255

Cash and cash equivalents, end of period	$140,925	$155,888

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,089	$221
Income taxes	$893	$1,128
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$10,236	$14,659

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

Basis of Presentation

        The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

        These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

        For the period January 1, 2004 through March 31, 2005, the Company completed five business combinations accounted for using the purchase method of accounting (see Note 3). Although none of the acquisitions was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period.

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

        A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended March 31,
(thousands of shares)
	2005	2004

Basic weighted average shares outstanding	120,655	115,533
Common stock equivalents - stock options and stock issuable under employee compensation plans *	2,922	2,497

Diluted weighted average shares outstanding	123,577	118,030

  *
  Certain stock options were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options is approximately 5,539 and 8,820 for the three months ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation

        The Company's financial statements are presented in accordance with the Accounting Principles Board's ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense associated with stock options recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

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

        The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004

Risk-free interest rate	4.2%	3.9%
Volatility	42.2%	62.6%
Expected life (years)	4.4	5.0

        For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Three Months Ended March 31,
	2005	2004

Net income as reported	$20,570	$12,405
Add: Stock based employee compensation expense included in reported net income, net of tax	629	308
Deduct: Compensation expense determined under fair value based method for all awards, net of tax (1)	(21,552)	(7,323)

Pro forma net income (loss)	$(353)	$5,390

Basic earnings per share:
Net income-as reported	$0.17	$0.11
Net income-pro forma	—	0.05
Diluted earnings per share:
Net income-as reported	$0.17	$0.11
Net income-pro forma	—	0.05

  (1)
  On December 28, 2004, the Company granted 2.8 million options to executives and employees. Such options vest over a five-month period ending on May 31, 2005 and vested options generally become exercisable in four annual installments commencing December 28, 2005. For the three months ended March 31, 2005, the Company recognized approximately $13,610 of pro forma compensation expense, net of tax, related to this grant. On February 10, 2005, the Company's board of directors approved accelerated option vesting terms for approximately 134,000 employee stock options whose exercise price was above the Company's closing stock price on such date. As a result, included in pro forma compensation expense for the three months ended March 31, 2005 is a charge of approximately $940 net of tax, resulting from accelerated vesting of such options.

Share Based Payments

        In December 2004 the Financial Accounting Standards Board ("FASB") issued Statement 123R (Revised 2004), Share Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS Statement 123R. Under the phase-in implementation process, the Company is required to adopt SFAS 123R beginning in the first quarter of 2006. Upon adoption, the Company will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. Restatement of previously issued statements is permitted, but not required.

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

3.    BUSINESS COMBINATIONS

Acquisitions Accounted for Using the Purchase Method

        The following table summarizes the Company's business combinations completed from January 1, 2004 through March 31, 2005:

Acquired Business	Acquisition Date	Business Segment/Region

Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob SAS	February 11, 2005	Monster, Europe

        In February 2005, the Company's Monster division purchased Emailjob.com, a leading online recruiter in France. The acquisition of Emailjob.com was made to establish Monster's leadership position in France and strengthen the Company's position in a key European market. Under the terms of the purchase agreement, the consideration for this acquisition was approximately $26,000 in cash, of which $23,000 was paid on February 11, 2005. The remaining $3,000 is payable over the next twelve months. As of March 31, 2005, the Company preliminarily recorded $25,154 of goodwill and is in the process of determining the fair value of all assets acquired and liabilities assumed, in order to complete the final purchase price allocation.

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

        In April 2004, the Company's Monster division purchased jobpilot GmbH ("jobpilot"), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to help establish Monster as one of the leaders in key European markets, particularly Germany. Consideration for the acquisition included $60,552 net cash paid and 1,000,000 shares of common stock. The Company has incurred charges to integrate and restructure jobpilot's operations and therefore has recorded additional costs to goodwill since the acquisition date, as described in "Accrued Integration and Restructuring Costs" below. Goodwill recorded in connection with the jobpilot acquisition is fully deductible for tax purposes.

        In May 2004, the Company's Monster division purchased Tickle Inc. ("Tickle"), a market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking was done with a view toward expanding Monster's subscriber base, enhancing its career-related content and further fueling its viral marketing growth. Initial consideration for this acquisition included $24,454 of net cash paid, 1,000,000 shares of the Company's common stock and minimum cash payments of $13,332 per year, over a three-year period following the acquisition date. Future minimum cash payments have been recorded as long-term debt, at their present values, in the accompanying consolidated balance sheet. Additional purchase price commitments are possible subject to Tickle achieving certain agreed-upon financial thresholds for each of the years ended December 31, 2005 and 2006. Such financial thresholds were exceeded in 2004 and therefore an additional $798 was recorded in current portion of long-term debt and goodwill as of December 31, 2004. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

        None of the business combinations made by the Company in 2005 or 2004 were considered to be significant subsidiaries, either individually or in the aggregate.

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

	Three Months Ended March 31,
	2005	2004

Revenue	$248,311	$206,599
Income from continuing operations	21,600	15,869
Net income	20,899	15,283
Basic earnings per share:
Income from continuing operations	0.18	0.13
Net income	0.17	0.13
Diluted earnings per share:
Income from continuing operations	0.17	0.13
Net income	0.17	0.13

        The unaudited pro forma financial information above reflects the following:

  a.
  Interest expense, net of tax benefits, of approximately $8 and $280 for the three months ended March 31, 2005 and 2004, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies. The decrease in interest income relates to interest foregone on the aggregate cash paid for the acquisitions.

  b.
  Additional depreciation and amortization expense, net of tax benefits, of $1,432 for the three months ended March 31, 2004. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

  c.
  Additional weighted average shares outstanding of 2,147 for the three months ended March 31, 2004. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

        The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Amounts charged to goodwill for the three months ended March 31, 2005 primarily relate to the Company's acquisitions of Emailjob.com and jobpilot.

        The components of the accrued integration and restructuring costs, reported as a component of accrued expenses and other current liabilities, are as follows:

Three Months Ended March 31, 2005	Liability at 12/31/04	Charged to Goodwill	Utilization	Liability at 3/31/05

Assumed lease obligations and office consolidation costs (a)	$8,247	$930	$(1,493)	$7,684
Employee terminations and other (b)	1,245	219	(394)	1,070

Total	$9,492	$1,149	$(1,887)	$8,754

  (a)
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

  (b)
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

4.    INVESTMENT IN UNCONSOLIDATED AFFILIATE

        In February 2005, the Company acquired a 40% stake in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of the transaction, the Company has the right to occupy three of seven seats on ChinaHR's Board of Directors. In addition, the Company also has certain rights and obligations to acquire a 51% or more interest in ChinaHR in the event of an initial public offering or February 1, 2008, whichever comes first.

        The Company accounts for its investment in ChinaHR under the equity method. As of March 31, 2005 the carrying value of the investment was $49,928 and is recorded on the consolidated balance sheet as an investment in unconsolidated affiliate. The Company is in the process of determining the fair value of the assets and liabilities of ChinaHR and has preliminarily attributed its entire investment to goodwill. In addition, the Company accounts for its share in the earnings and losses of ChinaHR as an equity interest in the consolidated statements of operations. For the three months ended March 31, 2005, the Company recorded a loss in equity interest of $209, which is 40% of ChinaHR's results from the date the Company acquired its equity interest.

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

	Liability at Dec. 31, 2004	Utilization	Liability at March 31, 2005

Consolidation of excess facilities	$21,177	$(1,665)	$19,512
Other costs	418	(307)	111

Total	$21,595	$(1,972)	$19,623

        Consolidation of excess facilities includes property consolidation and abandonment costs (including related professional fees) and disposal of property and equipment related to such properties. Property and equipment disposed of included leasehold improvements, computer equipment, software and furniture and fixtures. Other costs relate primarily to workforce reduction and professional fees.

6.    COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2005	2004

Net income	$20,570	$12,405
Foreign currency translation adjustment and other	(26,223)	(5,273)

Comprehensive income (loss)	$(5,653)	$7,132

7.    DISCONTINUED OPERATIONS

        During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2004:

  •
  In December 2004, the Company sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on our Monster business. None of these dispositions was considered material or included a significant amount of assets. The Company recognized a loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, the Company completed the sale of our wholly owned subsidiary US Motivation, Inc., formerly part of our Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. The Company recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004.

        The following amounts related to our Advertising & Communications businesses in Continental Europe and US Motivation, as well as residual costs related to our disposition of HH Group in 2003 have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months Ended March 31,
	2005	2004

Revenue	$—	$5,380
Loss before income taxes	$(1,022)	$(702)
Income tax expense (benefit)	(320)	(117)

Loss from discontinued operations, net of tax	$(702)	$(585)

8.    SEGMENT AND GEOGRAPHIC DATA

        The Company operates in three business segments: Monster, Advertising & Communications and Directional Marketing. Corporate level operating expenses are allocated to the segments and are included in the operating results below. The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $3,435 and $2,085 for the three months ended March 31, 2005 and 2004, respectively.

        The following tables present the Company's operations by business segment and by geographic region, for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
Revenue
	2005	2004

Monster	$189,534	$122,162
Advertising & Communications	41,522	38,097
Directional Marketing	15,882	22,092

Total revenue	$246,938	$182,351

	Three Months Ended March 31,
Operating Income (Loss)
	2005	2004

Monster	$36,851	$18,720
Advertising & Communications	1,623	194
Directional Marketing	(5,342)	1,237

Total operating income	$33,132	$20,151

	Three Months Ended March 31,
Revenue by Geographic Region
	2005	2004

United States	$179,703	$139,189
United Kingdom	23,263	22,553
Continental Europe	34,779	12,252
Other (a)	9,193	8,357

Total	$246,938	$182,351

        The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of March 31, 2005 and December 31, 2004.

Total Assets	March 31, 2005	December 31, 2004

Monster	$862,005	$747,066
Advertising & Communications	303,565	364,014
Directional Marketing	188,173	191,423
Shared Assets (b)	168,059	241,110

Total	$1,521,802	$1,543,613

  (a)
  Includes Canada and the Asia Pacific region.

  (b)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

9.    SUBSEQUENT EVENTS

Directional Marketing Strategic Alternatives

        In April 2005, the Company announced that it is evaluating strategic alternatives, including a possible sale, for its Directional Marketing business segment. There can be no assurance that any transaction or other corporate action will result from this effort.

Disposition of Order Fulfillment Business

        On May 2, 2005, the Company entered into a Stock Purchase Agreement (the "Agreement") with GECKO Inc. ("GECKO"), an entity owned 65% by George Eisele, a director of the Company. Pursuant to the Agreement, on that date, the Company sold to GECKO all of the issued and outstanding capital stock of three of the Company's wholly-owned subsidiaries which together constituted the Company's TMP Direct business unit, an order fulfillment business. The total consideration for the transaction was $2,500 in cash paid on the Closing Date, plus an amount payable in cash on May 1, 2006 equal to 50% of TMP Direct's working capital as of the Closing Date. George Eisele and another individual shareholder of GECKO personally guaranteed the May 1, 2006 payment obligation of GECKO.

Accelerated Vesting Terms for Certain Stock Options

        On May 4, 2005 the Compensation Committee of the Company's Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $23.91, of the Company's common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of May 4, 2005; however, certain options issued to employees based outside the United States remain unaffected by this modification. In addition, the Compensation Committee's action expressly (i) separates the concepts of vesting from exercisability, and consequently despite the acceleration of vesting to May 4, 2005, the vested options nevertheless remain unexercisable until the dates on which they would otherwise have become exercisable before giving effect to the Compensation Committee's action on May 4, 2005, (ii) provides for certain extensions of the periods of time during which the accelerated options may be exercised, and (iii) does not modify any written contractual rights that provide an optionee with more favorable vesting, exercisability or other rights.

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations in the Company's future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future pre-tax compensation expense that will be avoided, based on the Company's implementation date for FAS 123R of January 1, 2006, is approximately $24.0 million. The Company will report the avoided future compensation expense in the fiscal year 2005 financial statements as pro forma footnote disclosures, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

        We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
April 25, 2005

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

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions and dispositions;

  •
  forecasts of our future economic performance; and

  •
  descriptions of assumptions underlying or relating to the foregoing.

  •
  In addition, we previously announced that we were exploring strategic alternatives, including a possible disposition, of our Directional Marketing segment. There can be no assurance that we will consummate any transaction with respect to Directional Marketing.

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

        There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1. Business Risk Factors" of our annual report on Form 10-K.

Overview

        Founded in 1967, we are the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks and the world's largest Yellow Pages advertising agency. Our more than 495,000 clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

        Monster is our flagship brand that operates in 26 countries globally and made up 77% of our total revenue for the three months ended March 31, 2005. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database and use career site hosting and applicant tracking systems and other ancillary services.

Business Combinations

        For the period January 1, 2004 through March 31, 2005, we completed five business combinations accounted for using the purchase method of accounting. Although none of the following acquisitions was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob SAS	February 11, 2005	Monster, Europe

Discontinued Operations

        During the year ended December 31, 2004, we disposed of the following businesses, which are reflected as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2004 (dollar amounts in thousands):

  •
  In December 2004, we sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on our Monster business. None of these dispositions was considered material or included a significant amount of assets. We recognized a loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, we completed the sale of our wholly owned subsidiary US Motivation, Inc., formerly part of our Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. We recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004.

        The following amounts related to our Advertising & Communications businesses in Continental Europe and US Motivation, as well as residual costs related to our disposition of HH Group in 2003 have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2005	2004

Revenue	$—	$5,380

Loss before income taxes	$(1,022)	$(702)
Income taxes	(320)	(117)

Loss from discontinued operations, net of tax	$(702)	$(585)

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

        Advertising & Communications.    Our Advertising & Communications division derives revenue from job advertisements placed in newspapers, Internet career job boards such as Monster and other media, plus associated fees for related services. Revenue is recorded net of media placement costs, which are passed on to the customer. Revenue is generally recognized upon placement date for newspapers and other print and offline media. Online media revenue is recognized when services are purchased.

        Directional Marketing.    Our Directional Marketing division derives revenue from the placement of advertisements in telephone directories (Yellow Pages advertising). Revenue for Yellow Pages advertisements are recognized on the publications' closing dates and are recorded net of publisher advertising costs, which are passed on to the customer. Direct operating costs incurred that relate to future revenue for Yellow Pages advertisements, are deferred (recorded as work-in-process in the accompanying consolidated balance sheets) and subsequently charged to expense when the directories are closed for publication and the related commission is recognized as income. In addition, we earn revenue from mortgage companies, real estate firms and other companies that place advertisements on our online relocation portal, Monstermoving. Revenue derived from such advertisements is recognized over the stated terms of fixed contracts, or upon referral to advertisers on our website for performance-based contracts.

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

Accounts Receivable

        We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. We assess the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.8% of our accounts receivable portfolio as of March 31, 2005. A 1% change in the calculation of bad debt reserves for the three months ended March 31, 2005 would have impacted the allowance for doubtful accounts by approximately $4.5 million.

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

        The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. For material purchase acquisitions, we often use independent valuation specialists to aid in our conclusions of such fair values and asset lives. We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets.

Results of Operations

        The following table sets forth certain statement of operations data and cash flow information (in thousands):

	Three Months Ended March 31,
	2005	2004

STATEMENT OF OPERATIONS DATA:
Revenue:
Monster	$189,534	$122,162
Advertising & Communications	41,522	38,097
Directional Marketing	15,882	22,092

Total revenue	$246,938	$182,351

Total operating expenses	$213,806	$162,200
Operating income	$33,132	$20,151
Income from continuing operations	$21,272	$12,990
Net income	$20,570	$12,405
CASH FLOW INFORMATION:
Cash provided (used for) by operating activities of continuing operations	$41,363	$(8,650)
Cash used for investing activities of continuing operations	$(99,801)	$(32,627)
Cash provided by financing activities of continuing operations	$3,146	$55,489
Cash used for discontinued operations	$—	$(806)
Effect of exchange rate changes on cash and cash equivalents	$(1,894)	$227

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

				March 31, 2005
	March 31, 2004				Constant Currency Change
	Reported Amount	Currency Translation	Constant Currency	Reported Amount
					$	%

Revenue:
Monster	$122,162	$996	$123,158	$189,534	$66,376	53.8
Advertising & Communications	38,097	742	38,839	41,522	2,683	6.9
Directional Marketing	22,092	76	22,168	15,882	(6,286)	-28.4

Total revenue	$182,351	$1,814	$184,165	$246,938	$62,773	34.1

Core Operating Expenses:
Salaries and related	$82,599	$1,098	$83,697	$109,721	$26,024	31.1
Office and general	39,869	386	40,255	51,944	11,689	29.0
Marketing and promotion	38,972	223	39,195	49,656	10,461	26.7

Core operating expenses	$161,440	$1,707	$163,147	$211,321	$48,174	29.5

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Monster

        The operating results of our Monster division for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2005	2004	$	%
Revenue	$189,534	$122,162	67,372	55.1

Salaries and related, office and general, marketing and promotion	150,356	102,845	47,511	46.2
Amortization of intangibles	2,327	597	1,730	289.8

Total operating expenses	152,683	103,442	49,241	47.6

Operating income	$36,851	$18,720	18,131	96.9

        Our Monster division benefited significantly from our 2004 sales force expansion and an accelerating shift of recruitment advertising to the Internet, particularly in Europe. Confronted with a sluggish employment environment in much of Europe, our Monster division was able to increase revenue in the region by $22.3 million or 135.6% over the same period in the prior year. On an organic basis, which excludes the effects of currency exchange rates, and the acquisitions of jobpilot GmbH and Emailjob.com SAS, revenue in Europe increased $7.8 million, or 45.0%. Globally, acquisitions contributed $24.6 million to the division's overall increase in revenue from the 2004 period. In addition to improved help wanted advertising conditions in North America, we were able increase revenue in the region by penetrating deeper into local markets, and as a result we increased our customer count by 28% year over year. We also continued to see greater demand for our self-service job-posting product, which we refer to as our eCommerce channel. Our eCommerce channel is an excellent source of new customers in North America and we plan on implementing this model across our European operations.

        Core operating expenses at the Monster division increased primarily due to the addition of sales staff, our investments to increase market share internationally, and additional costs brought in by businesses that we acquired. In Europe, where we are encouraged about the current pace of adoption of online recruitment, we began re-branding our jobpilot GmbH properties and allocated more resources to marketing the Monster brand overall in the first quarter of 2005 than in the prior period.

Advertising & Communications

        The operating results of our Advertising & Communications division for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2005	2004	$	%

Revenue	$41,522	$38,097	3,425	9.0

Salaries and related, office and general, marketing and promotion	39,872	37,895	1,977	5.2
Amortization of intangibles	27	8	19	237.5

Total operating expenses	39,899	37,903	1,996	5.3

Operating income	$1,623	$194	1,429	736.6

        Advertising & Communication's revenue increased primarily due to the stronger recruitment advertising market in the United States, while revenue in the division's European operations was up only slightly compared to the prior period. We continue to believe that our Advertising & Communications division plays a very important role in introducing Monster to new clients, evidenced by the fact that the division's clients in North America spent more money on Monster in the month of March 2005 than they did with newspaper publishers. The division recognized approximately $3.4 million and $2.1 million of commissions for the periods ending March 31, 2005 and 2004, respectively.

        The division's operating expenses were up slightly when compared to the prior period, mainly due to $1.4 million of severance and related costs to rationalize our operations in the United Kingdom. Foreign currency exchange rates also increased total operating expenses by $0.7 million.

Directional Marketing

        The operating results of our Directional Marketing division for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004	$	%

Revenue	$15,882	$22,092	(6,210)	(28.1)

Salaries and related, office and general, marketing and promotion	21,093	20,700	393	1.9
Amortization of intangibles	131	155	(24)	(15.5)

Total operating expenses	21,224	20,855	369	1.8

Operating income (loss)	$(5,342)	$1,237	(6,579)	(531.9)

        Revenue in our Directional Marketing division decreased in 2005, primarily because of lower ad placement volume and continued pressure on our commission rates by the Yellow Page publishers. On April 26, 2005, we announced that we are exploring strategic alternatives, including a possible sale or disposition, for our Directional Marketing division.

        Core operating expenses at the Directional Marketing division were relatively flat compared to the prior year quarter, however the first quarter of 2005 includes an incremental charge of approximately $2.2 million to exit under-utilized office space. Our exploration of strategic alternatives for this segment will include bringing its revenue and cost base in line.

Total Operating Expenses and Operating Income

        Consolidated operating expenses for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2005	2004	$	%

Salaries and related	$109,721	$82,599	27,122	32.8
Office and general	51,944	39,869	12,075	30.3
Marketing and promotion	49,656	38,972	10,684	27.4
Amortization of intangibles	2,485	760	1,725	227.0

Total operating expenses	213,806	162,200	51,606	31.8

Operating income	$33,132	$20,151	12,981	64.4

        Our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from the hiring initiatives that we undertook throughout 2004, acquisitions, and increased marketing. Costs associated with our hiring initiatives mainly reflect higher commissions paid to sales professionals, sales support staff and incremental information technology (IT) costs at the Monster division, slightly offset by lower IT costs for our other divisions. The 2005 period also includes a $1.7 million increase in operating expenses related to currency exchange rates and $2.3 million of increased corporate costs for severance, pro-rata accruals for bonuses and professional fees, and incremental amortization of restricted stock awards. In addition, our Directional Marketing division recorded a $2.2 million office abandonment charge in the first quarter of 2005.

Income Taxes

        Income taxes for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004	$	%

Income from continuing operations before income taxes and equity interests	$33,055	$19,795	13,260	67.0
Income taxes	11,574	6,805	4,769	70.1
Effective tax rate	35.0%	34.4%

        Our effective tax rates differ from the statutory rate due to the impact of state and local taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Income from Continuing Operations and Net Income

        Income from continuing operations and net income and per share amounts for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Change
(in thousands, except per share amounts)	2005	2004	$	%
Net income:
Income from continuing operations	$21,272	$12,990	8,282	63.8
Loss from discontinued operations, net of tax	(702)	(585)	(117)	20.0

Net income	$20,570	$12,405	8,165	65.8

Diluted earnings per share:
Earnings per share from continuing operations	$0.17	$0.11	0.06	54.5
Loss per share from discontinued operations, net of tax	(0.01)	—	(0.01)	NM

Diluted earnings per share *	$0.17	$0.11	0.06	54.5

Diluted weighted average shares outstanding	123,577	118,030	5,547	4.7

  *
  Diluted earnings per share does not add in the 2005 period due to rounding

Financial Condition

        Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions (iv) capital expenditures and (v) the 2003 spin-off of Hudson Highland Group, Inc. Our working capital requirements are generally higher in the first half of each year, when payments to the major Yellow Page directory publishers are generally at their highest levels. In addition, because of recent business acquisitions and our 2002 and 2003 reorganization initiatives, we have substantial cash commitments over the next several years. These commitments as of March 31, 2005 are as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years

Purchase commitments-advertising contracts	$8,617	$8,617	$—	$—	$—
Borrowings under financing arrangement and other notes payable	546	85	170	170	121
Capital lease obligations	1,387	1,166	221	—	—
Operating lease obligations	329,719	39,830	73,101	65,915	150,873
Acquisition notes payable	44,699	30,728	13,725	246	—

Total	$384,968	$80,426	$87,217	$66,331	$150,994

        Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, overnight deposits, and commercial paper each having maturities of less than three months and in auction rate bonds, all of which are highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

        As of March 31, 2005, we had cash and cash equivalents of $140.9 million, compared to $198.1 million as of December 31, 2004. Such balances exclude the effect of $32.8 million and $12.9 million, respectively, of outstanding checks in excess of cash balances, which are classified as current liabilities on our consolidated balance sheets. These outstanding checks typically represent publisher payments, vendor payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period. Such payments are disbursed from a financial institution separate from that of our depository accounts.

Our decrease in cash of $57.2 million in the three months ended March 31, 2005, primarily relates to our investing activities offset by cash provided by operating and financing activities.

        Cash provided by operating activities of $41.4 million for the three months ended March 31, 2005 was a result of $21.3 million of income from continuing operations and $25.4 million of net non-cash items, decreased by a $5.3 million net use in working capital items. Accounts receivable decreased in the current period as our Monster division collected accounts that were billed in the fourth quarter of the prior year, which is seasonally strong for subscription renewals. Deferred revenue also continued to increase in 2005 due to our success in driving more business to Monster, both in North America and Europe. Decreases in accounts payable and accrued expenses mainly reflect payments to Yellow Pages directory publishers which are seasonally high in the first half of each year. In addition, we made cash payments of $2.0 million related to our business reorganization and spin-off costs, which primarily represent abandoned office facilities.

        We used $99.8 million of cash for investing activities in the three months ended March 31, 2005, which reflects our net cash purchase of Emailjob SAS for $19.3 million and our $50.1 million cash investment for 40% of ChinaHR.com. We also made $21.5 million of payments for acquisition commitments related to our 2004 purchases of Military Advantage Inc. and Tickle, Inc. and paid $1.5 million to restructure and integrate acquisitions. In the first quarter of 2005, we also funded an additional $0.4 million in connection with our disposition of our former Advertising & Communications businesses in Europe and sold a long-term investment in a marketable security for $1.9 million. In addition, we used $8.6 million of cash for capital expenditures in the first quarter of 2005.

        Cash provided by financing activities consists of $3.7 million of cash received from employee stock option exercises, offset by $0.5 million payments on capitalized lease obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At March 31, 2005, the utilized portion of our three-year revolving credit agreement was approximately $4.0 million for standby letters of credit and approximately $96.0 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

        We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, Japan, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three months ended March 31, 2005, approximately 27% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

        The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three months ended March 31, 2005, we had a translation loss of $25.8 million, primarily attributable to the weakening of the U.S. dollar against the Euro, the British Pound and the Swedish Krona.

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

        There have been no significant changes in Monster Worldwide's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS.

        The following exhibits are filed as a part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: May 6, 2005	By:	/s/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer (principal executive officer)
Dated: May 6, 2005	By:	/s/ CHARLES BAKER Charles Baker Chief Financial Officer (principal financial officer)
Dated: May 6, 2005	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)

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