Form 10-Q
period 2005-06-30
MONSTER WORLDWIDE INC
filed 2005-08-08
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

622 Third Avenue, New York, New York 10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(212) 351-7000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of August 1, 2005, the latest practicable date.

Class	Outstanding on August 1, 2005
Common Stock	117,027,558
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
		No.
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated statements of operations	3
	Consolidated balance sheets	4
	Consolidated statements of cash flows	5
	Notes to consolidated financial statements	6
	Report of Independent Registered Public Accounting Firm	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
	PART II – OTHER INFORMATION
Item 4.	Submission of Matters to a vote of Security Holders	28
Item 6.	Exhibits	28
	Signatures	29

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$238,979	$181,328	$471,032	$342,538
Salaries and related	105,564	82,353	206,120	153,822
Office and general	44,588	36,961	88,616	71,902
Marketing and promotion	47,692	38,086	96,138	75,931
Amortization of intangibles	2,274	1,241	4,628	1,846
Total operating expenses	200,118	158,641	395,502	303,501
Operating income	38,861	22,687	75,530	39,037
Interest and other, net	1,043	(429)	976	(715)
Income from continuing operations before income taxes	39,904	22,258	76,506	38,322
Income taxes	13,967	7,428	27,035	12,763
Losses in equity interests	(367)	—	(576)	—
Income from continuing operations	25,570	14,830	48,895	25,559
Income (loss) from discontinued operations, net of tax	(5,994)	1,410	(8,749)	3,086
Net income	$19,576	$16,240	$40,146	$28,645
Basic earnings (loss) per share:
Income from continuing operations	$0.21	$0.13	$0.40	$0.22
Income (loss) from discontinued operations, net of tax	(0.05)	0.01	(0.07)	0.03
Net income	$0.16	$0.14	$0.33	$0.25
Diluted earnings (loss) per share(1):
Income from continuing operations	$0.21	$0.12	$0.40	$0.21
Income (loss) from discontinued operations, net of tax	(0.05)	0.01	(0.07)	0.03
Net income	$0.16	$0.14	$0.33	$0.24
Weighted average shares outstanding:
Basic	121,049	117,431	120,853	116,479
Diluted	123,181	120,192	123,320	119,004

(1) Earnings per share in the three months ended June 30, 2004 period do not add due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$235,818	$198,111
Accounts receivable, net of allowance for doubtful accounts of $14,779 and $12,551 in 2005 and 2004, respectively	317,378	318,530
Prepaid and other	54,128	51,826
Current assets of discontinued operations	—	135,044
Total current assets	607,324	703,511
Property and equipment, net	83,352	81,415
Goodwill	592,752	607,753
Other intangibles, net	48,198	56,985
Investment in unconsolidated affiliate	49,351	—
Other assets	26,640	17,171
Non-current assets of discontinued operations	—	76,778
Total assets	$1,407,617	$1,543,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,145	$111,430
Accrued expenses and other current liabilities	200,954	196,630
Deferred revenue	245,713	231,382
Current portion of long-term debt	26,572	29,262
Current liabilities of discontinued operations	—	162,039
Total current liabilities	598,384	730,743
Long-term debt, less current portion	14,363	33,975
Other long-term liabilities	36,156	23,259
Non-current liabilities of discontinued operations	—	122
Total liabilities	648,903	788,099
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 117,737 and 116,697 shares, respectively; outstanding: 116,810 and 115,770 shares, respectively	117	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,167,900	1,146,708
Accumulated other comprehensive income	40,267	98,027
Unamortized stock-based compensation	(2,981)	(2,603)
Accumulated deficit	(446,594)	(486,740)
Total stockholders’ equity	758,714	755,514
Total liabilities and stockholders’ equity	$1,407,617	$1,543,613

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$40,146	$28,645
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	8,749	(3,086)
Depreciation and amortization	18,459	14,834
Provision for doubtful accounts	4,379	2,301
Tax benefit from stock option exercises	3,840	1,605
Net loss on disposal and write-off of fixed assets	(63)	306
Non-cash compensation	1,981	1,346
Common stock issued for matching contribution to 401(k) plan and other	2,005	3,474
Deferred income taxes	9,609	14,751
Minority interests and other	576	26
Changes in assets and liabilities, net of businesses acquired and divested:
Accounts receivable	96	(31,297)
Prepaid and other	(22,114)	8,287
Deferred revenue	10,341	11,652
Accounts payable, accrued liabilities and other	35,131	3,790
Net cash used for operating activities of discontinued operations	(18,850)	(50,297)
Total adjustments	54,139	(22,308)
Net cash provided by operating activities	94,285	6,337
Cash flows used for investing activities:
Capital expenditures	(15,553)	(9,038)
Payments for acquisitions and intangible assets, net of cash acquired	(49,487)	(116,113)
Investment in unconsolidated affiliate	(50,137)	—
Cash funded for sale of subsidiaries	(432)	—
Sale of long-term investment	1,878	—
Net proceeds from sales of businesses	50,181	—
Net cash used for investing activities of discontinued operations	(710)	(7,495)
Net cash used for investing activities	(64,260)	(132,646)
Cash flows provided by financing activities:
Net repayments under line of credit and capital lease obligations	(1,835)	(370)
Proceeds from the issuance of common stock	—	55,673
Cash received from the exercise of employee stock options	14,386	10,765
Repurchase of common stock	(1,398)	—
Net cash provided by financing activities	11,153	66,068
Effect of exchange rate changes on cash and cash equivalents	(3,471)	190
Net increase (decrease) in cash and cash equivalents	37,707	(60,051)
Cash and cash equivalents, beginning of period	198,111	142,255
Cash and cash equivalents, end of period	$235,818	$82,204
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,493	$512
Income taxes	$1,919	$(1,854)
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$—	$55,852
Liabilities created in connection with business combinations	$10,236	$52,762

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide Inc. (the “Company”) has continuing operations that consist of two operating segments: Monster and Advertising & Communications. Revenue in the Company’s Monster segment is primarily earned from job postings placed on the Company’s career website; licensed access to the Company’s resume database; and the display of advertising on the Company’s online properties. Revenue in the Company’s Advertising & Communications division is primarily earned from selling and placing recruitment advertising and resume screening services. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

For the period January 1, 2004 through June 30, 2005, the Company completed five business combinations (see Note 3). Although none of the acquisitions was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period.

2. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 6,535 and 4,500 for the three months ended June 30, 2005 and 2004, respectively and 6,459 and 7,039 for the six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	121,049	117,431	120,853	116,479
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	2,132	2,761	2,467	2,525
Diluted weighted average shares outstanding	123,181	120,192	123,320	119,004

Stock-Based Compensation

The Company’s financial statements are presented in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company has only issued fixed term employee stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense associated with stock options recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	4.6%	3.7%	4.6%
Volatility	47.2%	56.5%	47.2%	56.5%
Expected life (years)	4.2	5.0	4.2	5.0

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$19,576	$16,240	$40,146	$28,645
Add: Stock based employee compensation expense included in reported net income, net of tax	347	567	976	875
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(34,122)	(8,549)	(55,674)	(16,180)
Pro forma net income (loss)	$(14,199)	$8,258	$(14,552)	$13,340
Basic earnings (loss) per share:
Net income - as reported	$0.16	$0.14	$0.33	$0.25
Net income (loss)- pro forma	(0.12)	0.07	(0.12)	0.11
Diluted earnings (loss) per share:
Net income - as reported	$0.16	$0.14	$0.33	$0.24
Net income (loss)- pro forma	(0.12)	0.07	(0.12)	0.11

On December 28, 2004, the Company granted 2.8 million options to executives and employees. Such options vested over a five-month period ending on May 31, 2005 and vested options generally become exercisable in four annual installments commencing December 28, 2005. For the three and six months ended June 30, 2005, the Company recognized approximately $8,619 and $22,229, respectively, of pro forma compensation expense, net of tax, related to this grant.

On February 10, 2005, the Company’s board of directors approved accelerated option vesting terms for approximately 134,000 employee stock options whose exercise price was above the Company’s closing stock price on such date. As a result, included in pro forma compensation expense for the six months ended June 30, 2005 is a charge of approximately $940 net of tax, resulting from accelerated vesting of such options. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations in the Company’s future financial statements upon the effectiveness of SFAS 123R.

On May 4, 2005, the Company’s board of directors approved accelerated option vesting terms for approximately 2.6 million employee stock options whose exercise price was above the Company’s closing stock price on such date. As a result, included in pro forma compensation expense for the three and six months ended June 30, 2005 is a charge of approximately $20,500 net of tax, resulting from accelerated vesting of such options. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the consolidated statement of operations in the Company’s future financial statements upon the effectiveness of SFAS 123R. As a result of this acceleration, it is estimated that approximately $24.0 million of pre-tax compensation expense will be avoided upon implementation of SFAS 123R on January 1, 2006.

Share Based Payments

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement 123R (Revised 2004), Share Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value.  The Company is required to adopt the statement beginning with the first quarter of 2006. Upon adoption, the Company will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. Restatement of previously issued statements is permitted, but not required.

As a result of SFAS 123R, the Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company’s footnotes, as is current practice. Based on stock options currently outstanding and utilizing the Company’s current Black Scholes valuation model, share based payment expense is anticipated to be approximately $7,300 ($4,500, net of tax), in the year ending December 31, 2006.

3. BUSINESS COMBINATIONS

Acquisitions

The following table summarizes the Company’s business combinations completed from January 1, 2004 through June 30, 2005:

Acquired Business	Acquisition Date	Business Segment/Region
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob.com SAS	February 11, 2005	Monster, Europe

In February 2005, the Company’s Monster division purchased Emailjob.com SAS, a leading online recruiter in France. The acquisition of Emailjob.com SAS was made to establish Monster’s leadership position in France and strengthen the Company’s position in a key European market. Under the terms of the purchase agreement, the consideration for this acquisition was approximately $26,000 in cash, of which $23,000 was paid on February 11, 2005. The remaining $3,000 is payable over the next twelve months. As of June 30, 2005, the Company has preliminarily recorded $25,154 of goodwill and is in the process of determining the fair value of all assets acquired and liabilities assumed, in order to complete the final purchase price allocation. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

During the year ended December 31, 2004, the Company’s Monster division acquired WebNeuron Services Limited (“JobsAhead”), a leading job search website in India. The acquisition of JobsAhead was made to expand Monster’s market share and geographic reach in the Asia-Pacific region. Consideration for the acquisition included $4,483 of net cash paid and 147,156 shares of the Company’s common stock. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In May 2004, the Company’s Monster division purchased Tickle Inc. (“Tickle”), a market leader in online career assessment testing. The addition of Tickle’s popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking was done with a view toward expanding Monster’s subscriber base, enhancing its career-related content and further fueling its viral marketing growth. Initial consideration for this acquisition included $24,454 of net cash paid, 1,000,000 shares of the Company’s common stock and minimum cash payments of $13,332 per year, over a three-year period following the acquisition date. Future minimum cash payments have been recorded as long-term debt, at their present values, in the accompanying consolidated balance sheet. Additional purchase price commitments are possible, subject to Tickle achieving certain agreed-upon financial thresholds for each of the years ending December 31, 2005 and 2006. Such financial thresholds were exceeded in 2004 and therefore an additional $798 was recorded in current portion of long-term debt and goodwill as of December 31, 2004. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In April 2004, the Company’s Monster division purchased jobpilot GmbH (“jobpilot”), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to help establish Monster as one of the leaders in key European markets, particularly Germany. Consideration for the acquisition included $60,552 net cash paid and 1,000,000 shares of common stock. The Company has incurred charges to integrate and restructure jobpilot’s operations and therefore has recorded additional costs to goodwill since the acquisition date, as described in “Accrued Integration and Restructuring Costs” below. Goodwill recorded in connection with the jobpilot acquisition is fully deductible for tax purposes.

In March 2004, the Company’s Monster division purchased Military Advantage, Inc. as a complementary business to Monster’s government product offerings. Military Advantage, Inc. offers its members access to information about benefits and career opportunities. Consideration for the acquisition included $23,418 of net cash paid and $7,500 guaranteed cash payments in each of 2005 and 2006, recorded at their present values in the accompanying consolidated balance sheet. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

None of the business combinations made by the Company in 2005 or 2004 were considered to be significant subsidiaries, either individually or in the aggregate.

Unaudited Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and its purchase acquisitions as if they had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s results of operations would have been had the acquisitions been completed at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months
	Ended	Six Months Ended
	June 30,	June 30,
	2004	2005	2004
Revenue	$205,261	$472,406	$378,283
Income from continuing operations	17,722	49,225	29,730
Net income	19,132	40,476	32,816
Pro-forma basic earnings per share:
Income from continuing operations	$0.15	$0.41	$0.25
Net income	$0.16	$0.33	$0.27
Pro-forma diluted earnings per share:
Income from continuing operations	$0.14	$0.40	$0.25
Net income	$0.16	$0.33	$0.27

The unaudited pro forma financial information above reflects the following:

a.                  Interest expense, net of tax benefits, of approximately $430 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 and 2004, interest expense, net of tax benefits was $12 and $636, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies. The decrease in interest income relates to interest foregone on the aggregate cash paid for the acquisitions.

b.                 Additional depreciation and amortization expense, net of tax benefits, of $2,203 for the three months ended June 30, 2004. For the six months ended June 30, 2004, additional depreciation and amortization expense was $3,262. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

c.                  Additional weighted average shares outstanding of 2,147 for the three months ended June 30, 2004. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Amounts charged to goodwill for the six months ended June 30, 2005 primarily relate to the Company’s acquisitions of Emailjob.com and jobpilot.

The components of the accrued integration and restructuring costs, reported as a component of accrued expenses and other current liabilities, are as follows:

	Liability at	Charged to	Change in		Liability at
Six Months Ended June 30, 2005	12/31/04	Goodwill	Estimate	Utilization	6/30/05
Assumed lease obligations and office consolidation costs (a)	$8,247	$1,357	$460	$(2,342)	$7,722
Employee terminations and other (b)	1,245	190	—	(965)	470
Total	$9,492	$1,547	$460	$(3,307)	$8,192

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

Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following acquisition date and must be recorded in the Company’s operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. Due to changes in estimates and assumptions, the Company provided additional real estate provisions of $460 during the six months ended June 30, 2005. The amount has been recorded in operating expenses in the 2005 periods.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of the transaction, the Company has the right to occupy three of seven seats on ChinaHR’s Board of Directors. In addition, the Company  also has certain rights and obligations to acquire a 51% or more interest in ChinaHR in the event of an initial public offering or February 1, 2008, whichever comes first.

The Company accounts for its investment in ChinaHR under the equity method. As of June 30, 2005, the carrying value of the investment was $49,351 and is recorded on the consolidated balance sheet as an investment in unconsolidated affiliate. The Company is in the process of determining the fair value of the assets and liabilities of ChinaHR and has preliminarily attributed its entire investment to goodwill. In addition, the Company accounts for its share in the earnings and losses of ChinaHR as an equity interest in the consolidated statements of operations. For the six months ended June 30, 2005, the Company recorded a loss in equity interest of $576, which is 40% of ChinaHR’s results from the date the Company acquired its equity interest.

5. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

In the second quarter of 2002, the Company announced a reorganization initiative to streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. The reorganization program included workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of Hudson Highland Group, Inc. The additional charge consisted of further workforce reduction, office consolidation costs, related asset write-offs, professional fees and other special charges. Substantially all of these charges were recorded in the fourth quarter of 2002 and first quarter of 2003.

	Liability at	Change in	Liability at
	Dec. 31, 2004	Estimate	Utilization	June 30, 2005
Consolidation of excess facilities	$21,177	$(460)	$(2,661)	$18,056
Other costs	418	—	(284)	134
Total	$21,595	$(460)	$(2,945)	$18,190

Consolidation of excess facilities includes property consolidation and abandonment costs (including related professional fees) and disposal of property and equipment related to such properties. Property and equipment disposed of included leasehold improvements, computer equipment, software, and furniture and fixtures. Other costs primarily relate to workforce reduction and professional fees. Due to changes in estimates and assumptions, the Company reversed excess real estate provisions during the six months ended June 30, 2005. As a result, $460 has been recorded as a reduction to operating expenses in the 2005 period.

6. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$19,576	$16,240	$40,146	$28,645)
Foreign currency translation adjustment and other	(31,536)	2,105	(57,760)	(3,168)
Comprehensive income (loss)	$(11,960)	$18,345	$(17,614)	$25,477

7. DISCONTINUED OPERATIONS

During the six months ended June 30, 2005, the Company disposed of the following businesses that comprised substantially all of its former Directional Marketing operating segment. These businesses are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004:

•       On June 1, 2005, the Company  sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company’s Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. The sale of the Directional Marketing business did not include the Company’s Directional Marketing operations in the United Kingdom. The Company’s European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•       On May 2, 2005, the Company sold its interests in TMP Direct, an order fulfillment business, formerly part of the Company’s Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2004:

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

The following amounts related to our dispositions in 2005 and 2004, as well as residual costs related to our disposition of HH Group in 2003, have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$8,500	$28,056	$23,402	$54,578
Income (loss) before income taxes	$(5,967)	$2,737	$(10,339)	$5,769
Income tax expense (benefit)	(2,327)	1,372	(3,944)	2,683
Net income (loss) of discontinued operations	(3,640)	1,410	(6,395)	3,086
Pre-tax loss on sale of discontinued businesses	(11,280)	—	(11,280)	—
Income tax benefit	(8,926)	—	(8,926)	—
Loss on sale of businesses, net of tax	(2,354)	—	(2,354)	—
Income (loss) from discontinued operations, net of tax	$(5,994)	$1,410	$(8,749)	$3,086

8.   SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in two operating segments: Monster and Advertising & Communications. Corporate operating expenses are not allocated to the Company’s operating segments. The Company’s Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $5,179 and $2,709 for the three months ended June 30, 2005 and 2004, respectively and $8,614 and $4,794 for the six months ended June 30, 2005 and 2004, respectively.

The following tables present the Company’s operations by business segment and by geographic region, for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2005	2004	2005	2004
Monster	$198,091	$141,904	$387,625	$264,066
Advertising & Communications	40,888	39,424	83,407	78,472
Total revenue	$238,979	$181,328	$471,032	$342,538

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Income (Loss)	2005	2004	2005	2004
Monster	$48,215	$30,528	$92,692	$53,234
Advertising & Communications	763	1,478	3,202	2,646
Corporate	(10,117)	(9,319)	(20,364)	(16,843)
Total operating income	$38,861	$22,687	$75,530	$39,037

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue by Geographic Region	2005	2004	2005	2004
United States	$168,094	$132,734	$333,803	$251,648
United Kingdom	27,374	22,107	50,638	44,660
Continental Europe	33,163	21,458	67,942	33,710
Other (a)	10,348	5,029	18,649	12,520
Total	$238,979	$181,328	$471,032	$342,538

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
Total Assets	2005	2004
Monster	$827,756	$747,066
Advertising & Communications	296,575	364,014
Corporate	237,392	161,598
Shared Assets (b)	45,894	59,113
Assets of discontinued operations	—	211,822
Total	$1,407,617	$1,543,613

(a)          Includes Canada and the Asia Pacific region.

(b)         Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

New York, New York

July 26, 2005

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations and are not guarantees. Forward-looking statements speak as of only the date they are made, and we might not update them to reflect changes that occur after the date they are made.

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1. Business Risk Factors” of our annual report on Form 10-K.

Overview

Founded in 1967, we are the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world’s largest recruitment advertising agency networks.  Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Our Monster division operates in 23 countries and accounted for 82% of our total revenue for the six months ended June 30, 2005. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster’s job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster’s resume database and use career site hosting and applicant tracking systems and other ancillary services.

Business Combinations

For the period January 1, 2004 through June 30, 2005, we completed five business combinations accounted for using the purchase method of accounting. Although none of the following acquisitions was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob.com SAS	February 11, 2005	Monster, Europe

Discontinued Operations

During the six months ended June 30, 2005, the Company disposed of the following businesses that comprised substantially all of its former Directional Marketing operating segment. These businesses are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2005 (dollar amounts in thousands):

•       On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company’s Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. The sale of the Directional Marketing business did not include the Company’s Directional Marketing operations in the United Kingdom. The Company’s  European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•       On May 2, 2005, the Company sold its interests in TMP Direct, an order fulfillment business, formerly part of the Company’s Directional Marketing segment. The business was purchased by GECKO Inc, an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2004:

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

The following amounts related to our dispositions in 2005 and 2004, as well as residual costs related to our disposition of HH Group in 2003, have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$8,500	$28,056	$23,402	$54,578
Income (loss) before income taxes	$(5,967)	$2,737	$(10,339)	$5,769
Income tax expense (benefit)	(2,327)	1,372	(3,944)	2,683
Net income (loss) of discontinued operations	(3,640)	1,410	(6,395)	3,086
Pre-tax loss on sale of discontinued businesses	(11,280)	—	(11,280)	—
Income tax benefit	(8,926)	—	(8,926)	—
Loss on sale of businesses, net of tax	(2,354)	—	(2,354)	—
Income (loss) from discontinued operations, net of tax	$(5,994)	$1,410	$(8,749)	$3,086

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

Revenue Recognition

Monster.   Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other ancillary services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

Accounts Receivable

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. We assess the recoverability of accounts receivable by performing a specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts. The allowance for doubtful accounts approximates 4.4% of our accounts receivable portfolio as of June 30, 2005. A 1% change in the calculation of bad debt reserves for the six months ended June 30, 2005 would have impacted the allowance for doubtful accounts by approximately $3.3 million.

Business Combinations, Goodwill and Intangible Assets

The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition and are not restated. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Results of Operations

Constant Currencies

We define the term “constant currency” to be a comparison of financial information from period to period that excludes the effect of translating foreign currencies to U.S. dollars at differing exchange rates. Changes in our revenues and core operating expenses, which we identify as salaries and related, office and general, and marketing and promotion expenses, include the effect of changes in foreign currency exchange rates because they are translated at average exchange rates for each period, as required by generally accepted accounting principles.

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

(dollars in thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2005	Constant Currency Change
	Reported Amount	Currency Translation	Constant Currency	Reported Amount	$	%
Revenue:
Monster	$141,904	$891	$142,795	$198,091	$55,296	38.7
Advertising & Communications	39,424	851	40,275	40,888	613	1.5
Total revenue	$181,328	$1,742	$183,070	$238,979	$55,909	30.5
Core Operating Expenses:
Salaries and related	$82,353	$1,277	$83,630	$105,564	$21,934	26.2
Office and general	36,961	504	37,465	44,588	7,123	19.0
Marketing and promotion	38,086	211	38,297	47,692	9,395	24.5
Core operating expenses	$157,400	$1,992	$159,392	$197,844	$38,452	24.1

(dollars in thousands)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2005	Constant Currency Change
	Reported Amount	Currency Translation	Constant Currency	Reported Amount	$	%
Revenue:
Monster	$264,066	$1,887	$265,953	$387,625	$121,672	45.7
Advertising & Communications	78,472	1,627	80,099	83,407	3,308	4.1
Total revenue	$342,538	$3,514	$346,052	$471,032	$124,980	36.1
Core Operating Expenses:
Salaries and related	$153,822	$2,355	$156,177	$206,120	$49,943	32.0
Office and general	71,902	880	72,782	88,616	15,834	21.8
Marketing and promotion	75,931	433	76,364	96,138	19,774	25.9
Core operating expenses	$301,655	$3,668	$305,323	$390,874	$85,551	28.0

The Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Monster

The operating results of our Monster division for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Revenue	$198,091	$141,904	$56,187	39.6
Operating income	$48,215	$30,528	$17,687	57.9

Our Monster division benefited significantly from our 2004 sales force expansion and an accelerating shift of recruitment advertising to the Internet, particularly overseas. Monster’s international revenue, which includes Europe and the Asia-Pac region, increased 76.4% over the prior year period and currently accounts for 23.2% of the Monster divisions’ revenue, compared to 18.3% in the 2004 period. On an organic basis, which excludes the effects of currency exchange rates and the acquisitions that have not been owned the entire duration of each comparable period, international revenue increased $10.4 million, or 38.5%. Revenue in our North American operations increased 31.3% over the 2004 period, as we penetrated deeper into local help-wanted markets and targeted a greater number of small to medium sized businesses. In addition, we are continuing to see greater demand for our self-service job-posting product, which we refer to as our eCommerce channel. Our eCommerce channel is an excellent source of new customers in North America and we are in the process of implementing this model across our international operations.

Operating income at the Monster division increased due to the strong operating leverage in our North American operations. North American operating income was $50.3 million, a 69.6% increase over the prior year period. Our international operations posted an operating loss in the second quarter of 2005 of $2.1 million, as we continue to invest in additional sales people and continued our marketing and re-branding efforts of our jobpilot Gmbh properties.

Advertising & Communications

The operating results of our Advertising & Communications division for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Increase
	June 30,		(Decrease)
(dollars in thousands)	2005	2004	$	%
Revenue	$40,888	$39,424	$1,464	3.7
Operating income	$763	$1,478	$(715)	(48.4)

Revenue at our Advertising & Communications division increased primarily due to a stronger recruitment advertising market in North America, while international revenue was flat compared to the second quarter of 2004. The division made stronger progress in North America, with revenue growth of approximately 8% compared to the same period last year. The increase in North America was offset by a lack of growth internationally. For the three months ended June 30, 2005 and 2004, Advertising & Communications recognized approximately $5.2 million and $2.7 million of commissions related to the sale of certain Monster products.

The division posted operating income in the second quarter of 2005, however both North American and international operating results decreased compared to the 2004 period. We focused on management of expenses in the current period in order to maintain positive operating income. We remain dedicated to monitoring our cost structure to ensure that costs are in line with revenue.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Salaries and related	$105,564	$82,353	$23,211	28.2
Office and general	44,588	36,961	7,627	20.6
Marketing and promotion	47,692	38,086	9,606	25.2
Amortization of intangibles	2,274	1,241	1,033	83.2
Total operating expenses	$200,118	$158,641	$41,477	26.1
Operating income	$38,861	$22,687	$16,174	71.3

Our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from hiring initiatives that we undertook in the 2004 period, acquisitions and increased marketing and promotion of the Monster brand. Costs associated with our hiring initiatives mainly reflect increased commissions and the addition of approximately 440 sales and support staff across the Monster division since the second quarter of 2004. In addition, approximately $8.7 million of the increase in operating expenses is associated with acquired companies. The 2005 period also includes a $2.0 million increase in operating expenses related to currency exchange rates.

Income Taxes

Income taxes for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Income from continuing operations before income taxes	$39,904	$22,258	$17,646	79.3
Income taxes	$13,967	$7,428	$6,539	88.0
Effective tax rate	35.0%	33.4%

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

Income from Continuing Operations and Net Income

Income from continuing operations, net income and per share amounts for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands, except per share amounts)	2005	2004	Amount	%
Net income:
Income from continuing operations	$25,570	$14,830	$10,740	72.4
Income (loss) from discontinued operations, net of tax	(5,994)	1,410	(7,404)	(525.1)
Net income	$19,576	$16,240	$3,336	20.5
Diluted earnings (loss) per share:
Income from continuing operations	$0.21	$0.12	$0.09
Income (loss) per share from discontinued operations, net of tax	(0.05)	0.01	(0.06)
Diluted earnings per share	$0.16	$0.14	$0.02
Diluted weighted average shares outstanding	123,181	120,192	2,989	2.5

*        Earnings per share does not add in the 2004 period due to rounding

The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Monster

The operating results of our Monster division for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Revenue	$387,625	$264,066	$123,559	46.8
Operating income	$92,692	$53,234	$39,458	74.1

Our Monster division’s increase in revenue over the prior year period was primarily driven by our North American and European operations. North American revenue increased 36.1% and represents 77.5% of our total Monster revenue. The increase in revenue is a direct result of investments we made in our sales force in the latter half of 2004 and the integration of acquired companies. In addition, our self service job-posting product, referred to as our eCommerce channel, continues to attract new customers and generate strong revenue across North America. International revenue increased 101.7% over the 2004 period as our acquisitions of jobpilot GmbH in Germany and Emailjob.com in France increased our presence in these two key European markets. Additional increases in international revenue resulted from our continued investments in sales force expansion and marketing efforts throughout Europe. Revenue from our international operations accounted for 22.5% of our Monster revenue. We are encouraged by the current pace of adoption of online recruitment in the United Kingdom and Europe.

Our North American operations accounted for the entire increase in total operating income over the 2004 period. Our North American management has been diligent managing costs and keeping expenses in line with revenues. Expenses increased across the division primarily due to the addition of sales staff, our investments in marketing and additional costs associated with businesses that we acquired. North American operating income was $96.4 million for the six months ended June 30, 2005, a 77.2% increase over the prior year period. Our international operations posted a $3.7 million operating loss in the first six months of 2005, as investments in marketing and additional sales people negatively impacted operating margins.

Advertising & Communications

The operating results of our Advertising & Communications division for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Revenue	$83,407	$78,472	$4,935	6.3
Operating income	$3,202	$2,646	$556	21.0

Advertising & Communications’ revenue primarily increased due to higher demand of online print advertising, especially in North America. Our North American revenue increased 10.4% over the 2004 period, while our international revenue increased 3.0%. For the six months ended June 30, 2005, our international revenue accounted for 53.6% of the total divisions’ revenue, while North America made up the remaining 46.4%.   For the six months ended June 30, 2005, the division recognized approximately $8.6 million of revenue related to the sale of certain Monster products to customers, an increase of 79.8% over the $4.8 million of revenue the division recorded in the first six months of 2004.

Operating income increased 21.0% over the first half of 2004, primarily due to increased revenue and disciplined management of core operating expenses. Management is continually analyzing the cost structure of the business to ensure that costs are in line with revenues.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Salaries and related	$206,120	$153,822	$52,298	34.0
Office and general	88,616	71,902	16,714	23.2
Marketing and promotion	96,138	75,931	20,207	26.6
Amortization of intangibles	4,628	1,846	2,782	150.7
Total operating expenses	$395,502	$303,501	$92,001	30.3
Operating income	$75,530	$39,037	$36,493	93.5

Our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from the hiring initiatives we undertook in the latter half of 2004 and costs associated with acquisitions, particularly Tickle, jobpilot GmbH and Emailjob. Costs associated with our hiring initiatives mainly reflect higher commissions paid to sales professionals and sales and support staff. In addition, we continue to invest in the Monster brand, both in North America and in key international markets. Our acquisition of jobpilot GmbH increased our presence in several countries across Europe and helped establish us as a leader in Germany. Our marketing and promotion in the 2005 period also includes resources allocated to re-brand our jobpilot GmbH properties. Corporate operating expenses increased $3.5 million over the 2004 period mainly due to higher salary and related expenses and severance costs in the current period. We remain committed to analyzing our expense infrastructure to ensure that costs are in line with revenues, especially given the uneven employment market in North America and Europe.

Income Taxes

Income taxes for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2005	2004	$	%
Income from continuing operations before income taxes	$76,506	$38,322	$38,184	99.6
Income taxes	$27,035	$12,763	$14,272	111.8
Effective tax rate	35.3%	33.3%

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

Income from Continuing Operations and Net Income

Income from continuing operations, net income and per share amounts for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands, except per share amounts)	2005	2004	Amount	%
Net income:
Income from continuing operations	$48,895	$25,559	$23,336	91.3
Income (loss) from discontinued operations, net of tax	(8,749)	3,086	(11,835)	(383.5)
Net income	$40,146	$28,645	$11,501	40.2
Diluted earnings (loss) per share:
Income from continuing operations	$0.40	$0.21	$0.19
Income (loss) per share from discontinued operations, net of tax	(0.07)	0.03	(0.10)
Diluted earnings per share	$0.33	$0.24	$0.09
Diluted weighted average shares outstanding	123,320	119,004	4,316	3.6

Financial Condition

	Six Months Ended
	June 30,
(in thousands)	2005	2004
Cash provided by operating activities of continuing operations	$113,135	$56,634
Cash used for investing activities of continuing operations	(63,550)	(125,151)
Cash provided by financing activities of continuing operations	11,153	66,068
Cash used for discontinued operations and business held for sale	(19,560)	(57,792)
Effect of exchange rate changes on cash and cash equivalents	(3,471)	190

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions (iv) capital expenditures and (v) the 2003 spin-off of Hudson Highland Group, Inc. Prior to the sale of our Directional Marketing segment, our working capital requirements were generally higher in the first half of each year, when payments to major Yellow Page directory publishers were at their highest levels. In addition, because of recent business acquisitions and our 2002 and 2003 reorganization initiatives, we have substantial cash commitments over the next several years. These commitments as of June 30, 2005 are as follows (amounts in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1 - 3 years	3-5 years	5 years
Purchase commitments – advertising contracts	$6,460	$6,460	$—	$—	$—
Borrowings under financing arrangement and other notes payable	468	85	173	170	40
Capital lease obligations	923	753	170	—	—
Operating lease obligations	286,274	27,713	61,240	56,970	140,351
Acquisition notes payable	39,544	25,734	13,599	211	—
Total	$333,669	$60,745	$75,182	$57,351	$140,391

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

As of June 30, 2005, we had cash and cash equivalents of $235.8 million, compared to $198.1 million as of December 31, 2004. Our increase in cash of $37.7 million in the six months ended June 30, 2005, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $94.3 million for the six months ended June 30, 2005 and resulted from $48.9 million of income from continuing operations and $49.5 million of net non-cash items, increased by a $23.5 million change in working capital. Prepaid and other assets increased with the disposition of our Directional Marketing segment. As a result of the disposition, we recorded deferred consideration receivable related to the sale as well as certain deferred tax assets. Deferred revenue continued to increase in 2005 due to our success in driving more business to Monster, both in North America and Europe. Increases in accounts payable and accrued expenses mainly reflect timing of accounts payable and general accruals as well as increased deferred tax liabilities related to our continuing operations. Cash flow from operating activities was decreased by $18.9 million of cash used in our discontinued Directional Marketing businesses.

We used $64.3 million of cash for investing activities in the six months ended June 30, 2005. The use of cash mainly reflects our net cash purchase of Emailjob SAS for $19.3 million and our $50.1 million cash investment for 40% of ChinaHR.com  We also paid $27.3 million of indebtedness related to our purchases of Military Advantage Inc., QuickHire, Inc., and Tickle, Inc. These uses of cash were substantially offset by $50.2 million of cash received from the sale of our Directional Marketing businesses. Furthermore, we used $15.6 million of cash for capital expenditures in the first half of 2005.

Cash provided by financing activities consists of $14.4 million of cash received from employee stock option exercises, slightly offset by $1.8 million of payments on capitalized lease obligations. In addition, we used $1.4 million of cash to repurchase common stock that was issued under a pre-existing employment agreement.

We believe that our current cash and cash equivalents, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At June 30, 2005, the utilized portion of our three-year revolving credit agreement was approximately $4.1 million for standby letters of credit and approximately $95.9 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus  1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

We also conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three and six months ended June 30, 2005, approximately 30% and 29%, respectively, of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and six months ended June 30, 2005, we had a translation losses of $31.5 million and $57.8 million, respectively, primarily attributable to the weakening of the U.S. dollar against the Euro, the British Pound and the Swedish Krona.

ITEM 4. CONTROLS AND PROCEDURES

Monster Worldwide maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide’s management, including Monster Worldwide’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide’s disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide during the period in which this report was being prepared.

There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          The annual meeting of stockholders was held on June 16, 2005.

(b)         The following directors were elected at the Annual Meeting and received the vote indicated:

	FOR	WITHHELD
Andrew J. McKelvey	147,611,316	5,559,219
George R. Eisele	150,275,776	2,894,759
John Gaulding	141,909,783	11,260,752
Michael Kaufman	132,798,478	20,372,057
Ronald J. Kramer	136,592,176	16,578,359
David A. Stein	148,159,371	5,011,164
John Swann	143,760,254	9,410,281

(c)          The amendment to the Monster Worldwide, Inc. 1999 Long Term Incentive Plan was approved by the vote indicated:

FOR	139,111,594
AGAINST	4,977,078
ABSTENTIONS	628,337

ITEM 6. EXHIBITS.

The following exhibits are filed as a part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: August 8, 2005	By:	/s/ ANDREW J. MCKELVEY
Andrew J. McKelvey Chairman of the Board and Chief Executive Officer (principal executive officer)
Dated: August 8, 2005	By:	/s/ CHARLES BAKER
Charles Baker Chief Financial Officer (principal financial officer)
Dated: August 8, 2005	By:	/s/ JONATHAN TRUMBULL
Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)