Form 10-Q
period 2005-09-30
MONSTER WORLDWIDE INC
filed 2005-11-03
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of October 31, 2005, the latest practicable date.

Class	Outstanding on October 31, 2005
Common Stock	118,340,064
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
		No.
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated statements of operations	3
	Consolidated balance sheets	4
	Consolidated statements of cash flows	5
	Notes to consolidated financial statements	6
	Report of Independent Registered Public Accounting Firm	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
	PART II—OTHER INFORMATION
Item 6.	Exhibits	27
	Signatures	28

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$249,288	$198,619	$720,320	$541,157
Salaries and related	109,332	92,124	315,452	245,946
Office and general	45,931	42,706	139,175	116,454
Marketing and promotion	46,296	37,349	142,434	113,280
Total operating expenses	201,559	172,179	597,061	475,680
Operating income	47,729	26,440	123,259	65,477
Interest and other, net	715	(227)	1,691	(942)
Income from continuing operations before income taxes	48,444	26,213	124,950	64,535
Income taxes	16,955	8,532	43,990	21,295
Losses in equity interests	(641)	—	(1,217)	—
Income from continuing operations	30,848	17,681	79,743	43,240
Income (loss) from discontinued operations, net of tax	(27)	2,307	(8,776)	5,393
Net income	$30,821	$19,988	$70,967	$48,633
Basic earnings (loss) per share(1):
Income from continuing operations	$0.25	$0.15	$0.66	$0.37
Income (loss) from discontinued operations, net of tax	—	0.02	(0.07)	0.05
Net income	$0.25	$0.17	$0.59	$0.41
Diluted earnings (loss) per share:
Income from continuing operations	$0.25	$0.15	$0.64	$0.36
Income (loss) from discontinued operations, net of tax	—	0.02	(0.07)	0.05
Net income	$0.25	$0.17	$0.57	$0.41
Weighted average shares outstanding:
Basic	122,128	118,584	121,283	117,188
Diluted	124,757	120,351	123,798	119,392

(1)             Basic earnings per share for the nine months ended September 30, 2004 do not add due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313,709	$198,111
Accounts receivable, net of allowance for doubtful accounts of $16,810 and $12,551 in 2005 and 2004, respectively	321,243	318,530
Prepaid and other	53,704	51,826
Current assets of discontinued operations	—	135,044
Total current assets	688,656	703,511
Property and equipment, net	84,542	81,415
Goodwill	589,981	607,753
Other intangibles, net	50,674	56,985
Investment in unconsolidated affiliate	48,935	—
Other assets	26,447	17,171
Non-current assets of discontinued operations	—	76,778
Total assets	$1,489,235	$1,543,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,125	$111,430
Accrued expenses and other current liabilities	220,179	196,630
Deferred revenue	248,063	231,382
Current portion of long-term debt	29,903	29,262
Current liabilities of discontinued operations	—	162,039
Total current liabilities	618,270	730,743
Long-term debt, less current portion	14,805	33,975
Other long-term liabilities	37,578	23,259
Non-current liabilities of discontinued operations	—	122
Total liabilities	670,653	788,099
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 118,986 and 116,697 shares, respectively; outstanding: 118,059 and 115,770 shares, respectively	119	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,196,932	1,146,708
Accumulated other comprehensive income	39,740	98,027
Unamortized stock-based compensation	(2,441)	(2,603)
Accumulated deficit	(415,773)	(486,740)
Total stockholders’ equity	818,582	755,514
Total liabilities and stockholders’ equity	$1,489,235	$1,543,613

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$70,967	$48,633
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	8,776	(5,393)
Depreciation and amortization	27,744	24,806
Provision for doubtful accounts	7,976	3,457
Tax benefit on stock option exercises and stock-based compensation	8,714	1,688
Non-cash compensation	2,521	2,083
Common stock issued for matching contribution to 401(k) plan	2,840	3,676
Deferred income taxes	11,234	14,634
Minority interests and other	1,428	394
Changes in assets and liabilities, net of business combinations:
Accounts receivable	(7,367)	(60,631)
Prepaid and other	(23,473)	12,152
Deferred revenue	12,692	28,180
Accounts payable, accrued liabilities and other	56,212	17,970
Net cash used for operating activities of discontinued operations	(19,643)	(43,206)
Total adjustments	89,654	(190)
Net cash provided by operating activities	160,621	48,443
Cash flows used for investing activities:
Capital expenditures	(24,096)	(13,826)
Payments for acquisitions and intangible assets, net of cash acquired	(51,752)	(117,926)
Investment in unconsolidated affiliate	(50,137)	—
Sale of long-term investment	2,003	—
Net proceeds from sales of businesses	49,091	—
Net cash used for investing activities of discontinued operations	(710)	(8,870)
Net cash used for investing activities	(75,601)	(140,622)
Cash flows provided by financing activities:
Payments on capital lease obligations	(2,137)	(709)
Proceeds from the issuance of common stock	—	55,673
Proceeds from the exercise of employee stock options	37,709	11,743
Repurchase of common stock	(1,398)	—
Net cash provided by financing activities	34,174	66,707
Effect of exchange rate changes on cash and cash equivalents	(3,596)	429
Net increase (decrease) in cash and cash equivalents	115,598	(25,043)
Cash and cash equivalents, beginning of period	198,111	142,255
Cash and cash equivalents, end of period	$313,709	$117,212
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,575	$816
Income taxes	$2,463	$(1,685)
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$—	$55,852
Liabilities created in connection with business combinations	$10,236	$52,762

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (the “Company”) has continuing operations that consist of two operating segments: Monster and Advertising & Communications. Revenue in the Company’s Monster segment is primarily earned from job postings placed on the Company’s career websites; licensed access to the Company’s resume database; and the display of advertising on the Company’s online properties. Revenue in the Company’s Advertising & Communications division is primarily earned from selling and placing recruitment advertising, in print and online media, resume screening services and other recruitment related products. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

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

For the period January 1, 2004 through September 30, 2005, the Company completed five business combinations (see Note 3). Although none of the acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 5,214 and 11,979 for the three months ended September 30, 2005 and 2004, respectively, and 6,218 and 8,893 for the nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	122,128	118,584	121,283	117,188
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	2,629	1,767	2,515	2,204
Diluted weighted average shares outstanding	124,757	120,351	123,798	119,392

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

The pro forma effects of stock-based compensation on net income and net income per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.2%	4.1%	4.2%	4.1%
Volatility	41.0%	48.8%	41.0%	48.8%
Expected life (years)	4.1	5.0	4.1	5.0

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$30,821	$19,988	$70,967	$48,633
Add: Stock based employee compensation expense included in reported net income, net of tax	351	479	1,327	1,354
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(4,767)	(8,117)	(60,441)	(23,422)
Pro forma net income	$26,405	$12,350	$11,853	$26,565
Basic earnings per share:
Net income - as reported	$0.25	$0.17	$0.59	$0.41
Net income - pro forma	0.22	0.10	0.10	0.23
Diluted earnings per share:
Net income - as reported	$0.25	$0.17	$0.57	$0.41
Net income - pro forma	0.21	0.10	0.10	0.22

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005. For the nine months ended September 30, 2005, the Company recognized approximately $22,229 of pro forma compensation expense, net of tax, related to this grant.

On February 10, 2005 and May 4, 2005, the compensation committee of the Company’s board of directors approved the acceleration of option vesting terms for approximately 134,000 and 2,600,000 employee stock options, respectively. Exercise prices of the affected stock options were at or above the Company’s closing stock price on such dates. As a result of the accelerated vesting terms, approximately $940 and $20,500, respectively, have been included in pro forma compensation expense, net of tax, for the nine months ended September 30, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation expense in the consolidated statement of operations in the Company’s future financial statements upon the effectiveness of SFAS 123R.

As a result of these accelerations, it is estimated that approximately $24.0 million of pre-tax compensation expense will be avoided upon implementation of SFAS 123R on January 1, 2006.

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

3. BUSINESS COMBINATIONS

Acquisitions

The following table summarizes the Company’s business combinations completed from January 1, 2004 through September 30, 2005:

Acquired Business	Acquisition Date	Business Segment/Region
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob.com SAS	February 11, 2005	Monster, Europe

In February 2005, the Company’s Monster division purchased Emailjob.com SAS, a leading online recruiter in France. The acquisition of Emailjob.com SAS was made to help establish Monster’s leadership position in France and strengthen the Company’s position in a key European market. Under the terms of the purchase agreement, the consideration for this acquisition was approximately $26,000 in cash, of which $23,000 was paid on February 11, 2005. The remaining $3,000 is payable over the twelve month period following the acquisition. As of September 30, 2005, the Company has preliminarily recorded $21,229 of goodwill and assigned approximately $4,700 to intangible assets. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

In March 2004, the Company’s Monster division purchased Military Advantage, Inc. as a complementary business to Monster’s government product offerings. Military Advantage, Inc. offers its members access to information about benefits and career opportunities in the military. Consideration for the acquisition included $23,418 of net cash paid and $7,500 guaranteed cash payments in each of 2005 and 2006, recorded at their present values in the accompanying consolidated balance sheet. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Revenue	$201,636	$721,964	$579,918
Income from continuing operations	18,405	80,072	48,136
Net income	20,713	71,296	53,529
Pro-forma basic earnings per share:
Income from continuing operations	$0.15	$0.66	$0.40
Net income	$0.17	$0.59	$0.45
Pro-forma diluted earnings per share:
Income from continuing operations	$0.15	$0.65	$0.40
Net income	$0.17	$0.58	$0.44

The unaudited pro forma financial information above reflects the following:

a.                  Interest expense, net of tax benefits, of approximately $17 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, interest expense, net of tax benefits was $8 and $430, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies. The decrease in interest income relates to interest foregone on the aggregate cash paid for the acquisitions.

b.                 Additional depreciation and amortization expense, net of tax benefits, of $301 for the three months ended September 30, 2004. For the nine months ended September 30, 2004, additional depreciation and amortization expense was $3,024. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 10 years and proprietary software is being depreciated over its estimated useful life of 6 years.

c.                  Additional weighted average shares outstanding of 2,147 for the three months ended September 30, 2004. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Amounts charged to goodwill for the nine months ended September 30, 2005 primarily relate to the Company’s acquisitions of Emailjob.com and jobpilot.

The components of the accrued integration and restructuring costs, reported as a component of accrued expenses and other current liabilities, are as follows:

	Liability at	Charged to	Change in		Liability at
Nine Months Ended September 30, 2005	12/31/04	Goodwill	Estimate	Utilization	9/30/05
Assumed lease obligations and office consolidation costs (a)	$8,247	$1,465	$460	$(3,076)	$7,096
Employee terminations and other (b)	1,245	311	—	(1,131)	425
Total	$9,492	$1,776	$460	$(4,207)	$7,521

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

Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company’s operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. Due to changes in estimates and assumptions, the Company provided additional real estate provisions of $460 during the nine months ended September 30, 2005. The amount has been recorded in operating expenses in the 2005 periods.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of the transaction, the Company has the right to occupy three of seven seats on ChinaHR’s Board of Directors. In addition, the Company also has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in ChinaHR in the event of an initial public offering or February 1, 2008, whichever comes first.

The Company accounts for its investment in ChinaHR under the equity method. As of September 30, 2005, the carrying value of the investment was $48,935 and is recorded on the consolidated balance sheet as an investment in unconsolidated affiliate. In addition, the Company accounts for its share in the earnings and losses of ChinaHR as an equity interest in the consolidated statements of operations. For the three and nine months ended September 30, 2005, the Company recorded a loss in equity interest of $641 and $1,217, respectively, which is 40% of ChinaHR’s results from the date the Company acquired its equity interest.

5. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

In the second quarter of 2002, the Company announced a reorganization initiative to streamline its operations, lower its cost structure, integrate businesses previously acquired and improve its return on capital. The reorganization program included workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company’s strategic plan. In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of Hudson Highland Group, Inc. (“HH Group”). The additional charge consisted of further workforce reduction, office consolidation costs, related asset write-offs, professional fees and other special charges. Substantially all of these charges were recorded in the fourth quarter of 2002 and first quarter of 2003.

	Liability at	Change in		Liability at
	Dec. 31, 2004	Estimate	Utilization	Sep. 30, 2005
Consolidation of excess facilities	$21,177	$(460)	$(3,362)	$17,355
Other costs	418	—	(315)	103
Total	$21,595	$(460)	$(3,677)	$17,458

Consolidation of excess facilities includes property consolidation and abandonment costs (including related professional fees) and disposal of property and equipment related to such properties. Property and equipment disposed of included leasehold improvements, computer equipment, software, and furniture and fixtures. Other costs primarily relate to workforce reduction and professional fees. Due to changes in estimates and assumptions, the Company reversed excess real estate provisions during the nine months ended September 30, 2005. As a result, $460 has been recorded as a reduction to operating expenses in the 2005 period.

6. COMPREHENSIVE INCOME

The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$30,821	$19,988	$70,967	$48,633
Foreign currency translation adjustment and other	(527)	8,609	(58,287)	5,441
Comprehensive income	$30,294	$28,597	$12,680	$54,074

7. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004:

•       On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company’s Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include the Company’s Directional Marketing operations in the United Kingdom. The Company’s European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•       On May 2, 2005, the Company sold its interests in TMP Direct, an order fulfillment business, formerly part of the Company’s Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2004:

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

The following amounts related to our dispositions in 2005 and 2004, as well as residual costs related to our disposition of HH Group in 2003, have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$—	$31,030	$23,402	$85,608
Income (loss) before income taxes	$(42)	$4,827	$(10,381)	$10,595
Income tax expense (benefit)	(15)	2,520	(3,959)	5,202
Net income (loss) of discontinued operations	(27)	2,307	(6,422)	5,393
Pre-tax loss on sale of discontinued businesses	—	—	(11,280)	—
Income tax benefit	—	—	(8,926)	—
Loss on sale of businesses, net of tax	—	—	(2,354)	—
Income (loss) from discontinued operations, net of tax	$(27)	$2,307	$(8,776)	$5,393

8.   SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in two operating segments: Monster and Advertising & Communications. Corporate operating expenses are not allocated to the Company’s operating segments. The Company’s Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $6,750 and $3,107 for the three months ended September 30, 2005 and 2004, respectively and $15,364 and $7,935 for the nine months ended September 30, 2005 and 2004, respectively.

The following tables present the Company’s operations by business segment and by geographic region, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2005	2004	2005	2004
Monster	$206,834	$157,679	$594,459	$421,745
Advertising & Communications	42,454	40,940	125,861	119,412
Total revenue	$249,288	$198,619	$720,320	$541,157

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Income (Loss)	2005	2004	2005	2004
Monster	$54,585	$34,642	$147,277	$87,876
Advertising & Communications	4,447	1,646	7,649	4,292
Corporate	(11,303)	(9,848)	(31,667)	(26,691)
Total operating income	$47,729	$26,440	$123,259	$65,477

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by Geographic Region	2005	2004	2005	2004
United States	$179,920	$144,524	$513,723	$396,172
United Kingdom	24,101	25,048	74,739	69,708
Continental Europe	33,983	21,858	101,924	55,568
Other (a)	11,284	7,189	29,934	19,709
Total	$249,288	$198,619	$720,320	$541,157

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
Total Assets	2005	2004
Monster	$816,902	$747,066
Advertising & Communications	300,781	364,014
Corporate	324,909	161,598
Shared Assets (b)	46,643	59,113
Assets of discontinued operations	—	211,822
Total	$1,489,235	$1,543,613

(a)             Includes Canada and the Asia-Pacific region.

(b)            Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

9.   SUBSEQUENT EVENT

In October 2005, the Company expanded its global presence with the acquisition of JobKorea (www.jobkorea.co.kr), an online recruitment web site in South Korea. JobKorea serves more than three million registered users and utilizes an advanced online commerce system and posting model which emphasizes ease and self service. The aggregate cash purchase price was $94,000, net of cash and short-term investments acquired. The acquisition of JobKorea gives the Company a leading presence in one of Asia’s largest online markets.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2005

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1. Business Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2004.

Overview

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world’s largest recruitment advertising agency networks. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Our Monster division operates in 24 countries and accounted for 82.5% of our total revenue for the nine months ended September 30, 2005. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster’s job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster’s resume database and use career site hosting and applicant tracking systems and other ancillary services.

Business Combinations

For the period January 1, 2004 through September 30, 2005, we completed five business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region
Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited	June 18, 2004	Monster, Asia/Pacific
(JobsAhead.com)
Emailjob.com SAS	February 11, 2005	Monster, Europe

Discontinued Operations

During the nine months ended September 30, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005 (dollar amounts in thousands):

•                    On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company’s Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include the Company’s Directional Marketing operations in the United Kingdom. The Company’s European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•                    On May 2, 2005, the Company sold its interests in TMP Direct, an order fulfillment business, formerly part of the Company’s Directional Marketing segment. The business was purchased by GECKO Inc, an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2004:

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

The following amounts related to our dispositions in 2005 and 2004, as well as residual costs related to our disposition of HH Group in 2003, have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$—	$31,030	$23,402	$85,608
Income (loss) before income taxes	$(42)	$4,827	$(10,381)	$10,595
Income tax expense (benefit)	(15)	2,520	(3,959)	5,202
Net income (loss) of discontinued operations	(27)	2,307	(6,422)	5,393
Pre-tax loss on sale of discontinued businesses	—	—	(11,280)	—
Income tax benefit	—	—	(8,926)	—
Loss on sale of businesses, net of tax	—	—	(2,354)	—
Income (loss) from discontinued operations, net of tax	$(27)	$2,307	$(8,776)	$5,393

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

Business Combinations, Goodwill and Intangible Assets

The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition and are not restated. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. For purchase acquisitions, we generally use independent valuation specialists to aid in our conclusions of such fair values and asset lives. We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets.

Results of Operations

Consolidated operating results as a percent of revenue follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	43.9%	46.4%	43.8%	45.4%
Office and general	18.4%	21.5%	19.3%	21.5%
Marketing and promotion	18.6%	18.8%	19.8%	20.9%
Total operating expenses	80.9%	86.7%	82.9%	87.9%
Operating income	19.1%	13.3%	17.1%	12.1%
Interest and other, net	0.3%	-0.1%	0.2%	-0.2%
Income from continuing operations before income taxes	19.4%	13.2%	17.3%	11.9%
Income taxes	6.8%	4.3%	6.1%	3.9%
Losses in equity interests	-0.3%	0.0%	-0.2%	0.0%
Income from continuing operations	12.4%	8.9%	11.1%	8.0%
Income (loss) from discontinued operations, net of tax	0.0%	1.2%	-1.2%	1.0%
Net income	12.4%	10.1%	9.9%	9.0%

The Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Monster

The operating results of our Monster division for the three months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$206,834	100.0	$157,679	100.0	$49,155	31.2
Selling, general and administrative	144,936	70.0	115,072	72.9	29,864	26.0
Depreciation and amortization	7,313	3.5	7,965	5.1	(652)	-8.2
Operating income	$54,585	26.4	$34,642	22.0	$19,943	57.6

Our Monster division benefited significantly from our 2004 sales force expansion and an accelerating shift of recruitment advertising to the Internet, particularly overseas. Monster’s international revenue increased 45.7% over the prior year period and currently accounts for 21.7% of the Monster division’s revenue, compared to 19.5% in the 2004 period. Monster’s largest gains overseas were realized in its central European operations. On an organic basis, which excludes the effects of currency exchange rates and the acquisitions that have not been owned the entire duration of each comparable period, international revenue increased $12.4 million, or 40.2%. Revenue in our North American operations increased 27.7% over the 2004 period, as a result of our focus on small and medium sized businesses, while sales in the enterprise market (those businesses that are among the top 1,500 globally, in terms of employees) showed modest growth. We continue to see greater demand for our self-service eCommerce product which we believe is our most efficient sales channel. eCommerce has been an excellent source of new customers, especially in the small and medium sized business arena. We are also beginning to see client demand for eCommerce in our enterprise customer base.

Operating income at the Monster division increased due to the strong operating leverage in our North American operations and the acceptance of our eCommerce product. North American operating income was $56.6 million, a 61.9% increase over the prior year period. Our international operations posted an operating loss in the third quarter of 2005 of $2.1 million, as we continued to invest in marketing and our sales infrastructure. Additionally, our international operations incurred $9.0 million of marketing and promotion expense in the third quarter of 2005.

Advertising & Communications

The operating results of our Advertising & Communications division for the three months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$42,454	100.0	$40,940	100.0	$1,514	3.7
Selling, general and administrative	36,329	85.6	37,540	91.7	(1,211)	-3.2
Depreciation and amortization	1,678	4.0	1,754	4.3	(76)	-4.3
Operating income	$4,447	10.5	$1,646	4.0	$2,801	170.2

Revenue at our Advertising & Communications division increased primarily due to a stronger recruitment advertising market in North America, while international revenue declined 3.4% compared to the third quarter of 2004. The division made strong progress in North America with revenue growth of 11.7% compared to the same period last year. The growth in North America was mainly due to increased sales of interactive help-wanted advertising and other on-line products, partially offset by decreasing commissions earned from advertising placement in traditional media.

The division posted operating income in both North America and internationally for the third quarter of 2005, as a result of a concerted effort to maintain a disciplined cost structure and manage expenses to expected revenue levels.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Salaries and related	$109,332	43.9	$92,124	46.4	$17,208	18.7
Office and general	45,931	18.4	42,706	21.5	3,225	7.6
Marketing and promotion	46,296	18.6	37,349	18.8	8,947	24.0
Operating expenses	201,559	80.9	172,179	86.7	29,380	17.1
Operating income	$47,729	19.1	$26,440	13.3	$21,289	80.5

Our Monster division accounted for all of the year over year increase in total operating expenses, stemming mainly from hiring initiatives that we undertook in the 2004 period, acquisitions and increased marketing and promotion of the Monster brand. Costs associated with our hiring initiatives mainly reflect increased commissions and the addition of over 500 sales and support staff across the Monster division since the second quarter of 2004. In addition, approximately $2.0 million of the increase in operating expenses is associated with the acquisition of Emailjob.com SAS, which was acquired in February 2005. Compared with the third quarter of 2004, the 2005 period also includes a $0.3 million increase in operating expenses related to currency exchange rates and lower expenses in our Advertising and Communications division were offset by an increase in corporate expenses.

Income Taxes

Income taxes for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Increase
(dollars in thousands)	2005	2004	$	%
Income from continuing operations before income taxes	$48,444	$26,213	22,231	84.8
Income taxes	$16,955	$8,532	8,423	98.7
Effective tax rate	35.0%	32.5%

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

Earnings Per Share

Diluted earnings per share increased 47% in the current period, even as diluted weighted average shares outstanding increased 4.4 million shares. The share increase is mainly the result of incremental dilution associated with a higher average stock price in the 2005 period, as well as additional share issuances for option exercises. Net income was 12.4% of total revenue in the 2005 period, compared to 10.1% in the 2004 period.

The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Monster

The operating results of our Monster division for the nine months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Revenue	$594,459	100.0	$421,745	100.0	$172,714	41.0
Selling, general and administrative	425,010	71.5	315,155	74.7	109,855	34.9
Depreciation and amortization	22,172	3.7	18,714	4.4	3,458	18.5
Operating income	$147,277	24.8	$87,876	20.8	$59,401	67.6

Our Monster division’s increase in revenue over the prior year period was primarily driven by our North American and European operations. North American revenue increased 33.0% and represents 77.8% of our total Monster revenue. The increase in revenue is a direct result of investments we made in our sales force in the latter half of 2004 and the integration of acquired companies. In addition our eCommerce product, which allows our clients to service their accounts online without assistance, continues to attract new customers and generate strong revenue across North America. International revenue increased 78.4% over the 2004 period as our acquisitions of jobpilot GmbH in Germany and Emailjob.com in France increased our presence in these two key European markets. Additional increases in international revenue resulted from our continued investments in sales force expansion and marketing efforts throughout Europe.

Our North American operations accounted for the entire increase in total operating income over the 2004 period. North American management has been diligently managing costs and keeping expenses in line with revenues. Expenses increased across the division primarily due to the addition of sales staff, our investments in marketing and additional costs associated with businesses that we acquired. North American operating income was $153.0 million for the nine months ended September 30, 2005, a 71.2% increase over the prior year period. Our international operations posted a $5.7 million operating loss in the first nine months of 2005, as investments in marketing and additional sales people negatively impacted operating margins.

Advertising & Communications

The operating results of our Advertising & Communications division for the nine months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$125,861	100.0	$119,412	100.0	$6,449	5.4
Selling, general and administrative	113,478	90.2	109,856	92.0	3,622	3.3
Depreciation and amortization	4,734	3.8	5,264	4.4	(530)	-10.1
Operating income	$7,649	6.1	$4,292	3.6	$3,357	78.2

Advertising & Communications’ revenue primarily increased due to higher demand of online and print advertising, especially in North America. Our North American revenue increased 10.8% over the 2004 period, while our international revenue was essentially flat, rising 0.9% in the first nine months of 2005. Revenue increases were primarily realized in the higher commission online space, while commissions earned on the sales of traditional media have been in decline due to client losses and migration to the Internet. For the nine months ended September 30, 2005, the division recognized approximately $15.4 million of revenue related to the sale of certain Monster products to customers, an increase of 93.6% over the $7.9 million of revenue the division recorded in the first nine months of 2004.

Operating income increased 78.2% over the first nine months of 2004, primarily due to increased revenue and disciplined management of core operating expenses. Management is continually analyzing the cost structure of the business to ensure that costs are in line with revenues.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the nine months ended September 30, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Salaries and related	$315,452	43.8	$245,946	45.4	$69,506	28.3
Office and general	139,175	19.3	116,454	21.5	22,721	19.5
Marketing and promotion	142,434	19.8	113,280	20.9	29,154	25.7
Operating expenses	597,061	82.9	475,680	87.9	121,381	25.5
Operating income	$123,259	17.1	$65,477	12.1	$57,782	88.2

Our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from the hiring initiatives we undertook in the latter half of 2004 and costs associated with acquisitions, particularly Tickle, jobpilot GmbH and Emailjob. Costs associated with our hiring initiatives mainly reflect higher commissions paid to sales professionals and sales and support staff. In addition, we continue to invest in the Monster brand, both in North America and in key international markets. Our acquisition of jobpilot GmbH increased our presence in several countries across Europe and helped establish us as a leader in Germany. Our marketing and promotion in the 2005 period also includes resources allocated to re-brand our jobpilot GmbH properties. Corporate operating expenses increased $5.0 million over the 2004 period mainly due to higher salary and related expenses and severance related to former executives, while currency translation had a $3.9 million effect. We remain committed to analyzing our expense infrastructure to ensure that costs are in line with revenues, especially given the uneven employment market in North America and Europe.

Income Taxes

Income taxes for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,		Increase
(dollars in thousands)	2005	2004	$	%
Income from continuing operations before income taxes	$124,950	$64,535	60,415	93.6
Income taxes	$43,990	$21,295	22,695	106.6
Effective tax rate	35.2%	33.0%

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

Earnings Per Share

Diluted earnings per share increased 39% in the nine month 2005 period, even as diluted weighted average shares outstanding increased 4.4 million shares, mainly as a result of incremental dilution associated with a higher average stock price in the 2005 period, as well as additional share issuances for option exercises. Net income was 9.9% of total revenue in the 2005 period, compared to 9.0% in the 2004 period.

Financial Condition

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash provided by operating activities of continuing operations	$180,264	$91,649
Cash used for investing activities of continuing operations	(74,891)	(131,752)
Cash provided by financing activities of continuing operations	34,174	66,707
Cash used for discontinued operations and business held for sale	(20,353)	(52,076)
Effect of exchange rate changes on cash and cash equivalents	(3,596)	429

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions (iv) capital expenditures and (v) the 2003 spin-off of Hudson Highland Group, Inc. Prior to the sale of our Directional Marketing segment in the second quarter of 2005, our working capital requirements were generally higher in the first half of each year, when payments to major Yellow Page directory publishers were at their highest levels. In addition, because of recent business acquisitions and our 2002 and 2003 reorganization initiatives, we have substantial cash commitments over the next several years. These commitments as of September 30, 2005 are as follows (amounts in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1 - 3 years	3-5 years	5 years
Purchase commitments—advertising contracts	$9,395	$7,895	$1,500	$—	$—
Borrowings under financing arrangement and other notes payable	531	145	170	170	46
Capital lease obligations	462	334	128	—	—
Operating lease obligations	284,804	33,611	63,999	56,366	130,828
Acquisition notes payable	43,715	29,424	13,811	387	—
Total	$338,907	$71,409	$79,608	$56,923	$130,967

In addition to the cash commitments above, in October 2005, we paid approximately $94.0 million, net of cash and short term investments acquired, for our acquisition of JobKorea (www.jobkorea.co.kr), an online recruitment web site in South Korea. The Company also has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in its equity investee, ChinaHR, in the event of an initial public offering or February 1, 2008, whichever comes first.

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

As of September 30, 2005, we had cash and cash equivalents of $313.7 million, compared to $198.1 million as of December 31, 2004. Our increase in cash of $115.6 million in the nine months ended September 30,

2005, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $160.6 million for the nine months ended September 30, 2005 and resulted from $79.7 million of income from continuing operations and $62.5 million of net non-cash items, increased by a $38.1 million change in working capital. Increases in accounts payable and accrued expenses mainly reflect timing of accounts payable and general accruals as well as increased deferred tax liabilities related to our continuing operations. Deferred revenue continued to increase in 2005 due to our success in driving more business to Monster,  in North America, Asia Pacific and Europe. Partially offsetting these sources of cash was a use for prepaid and other assets, which increased with the disposition of our Directional Marketing segment. As a result of the disposition, we recorded deferred consideration receivable related to the sale as well as certain deferred tax assets.  In addition, cash flow from operating activities was decreased by $19.6 million from cash used in our discontinued Directional Marketing businesses.

We used $75.6 million of cash for investing activities in the nine months ended September 30, 2005. The use of cash mainly reflects our net cash purchase of Emailjob SAS for $20.7 million and our $50.1 million cash investment for 40% of ChinaHR.com. We also paid $27.3 million of indebtedness related to our purchases of Military Advantage Inc., QuickHire, Inc., and Tickle Inc. These uses of cash were substantially offset by $49.1 million of net cash received from the sale of our Directional Marketing and other businesses. Furthermore, we used $24.1 million of cash for capital expenditures in the first nine months of 2005.

Cash provided by financing activities consists of $37.7 million of cash received from employee stock option exercises, slightly offset by $2.1 million of payments on capitalized lease obligations. In addition, we used $1.4 million of cash to repurchase common stock that was issued under a pre-existing employment agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. At September 30, 2005, the utilized portion of our three-year revolving credit agreement was approximately $3.5 million for standby letters of credit and approximately $96.5 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus  1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans. We do not trade derivative financial instruments for speculative purposes.

We conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three and nine months ended September 30, 2005, approximately 27.8% and 28.7%, respectively, of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we are subject to risk of exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and nine months ended September 30, 2005, we had a translation losses of $1.1 million and $58.9 million, respectively, primarily attributable to the strengthening of the U.S. dollar against the Euro, the British Pound and the Swedish Krona.

ITEM 4. CONTROLS AND PROCEDURES

Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide’s management, including Monster Worldwide’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide’s disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide during the period in which this report was being prepared.

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

MONSTER WORLDWIDE, INC.
(Registrant)
Dated: November 3, 2005	By:	/s/ ANDREW J. MCKELVEY
Andrew J. McKelvey
Chairman of the Board and Chief Executive Officer
(principal executive officer)
Dated: November 3, 2005	By:	/s/ CHARLES BAKER
Charles Baker
Chief Financial Officer
(principal financial officer)
Dated: November 3, 2005	By:	/s/ JONATHAN TRUMBULL
Jonathan Trumbull
Chief Accounting Officer and Global Controller
(principal accounting officer)