Form 10-K
period 2005-12-31
MONSTER WORLDWIDE INC
filed 2006-02-16
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
622 Third Avenue, New York, New York 10017 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(212) 351-7000 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,133,721,175 as of the last business day of the registrant's second fiscal quarter.

The number of shares of common stock, $.001 par value, outstanding as of February 8, 2006 was approximately 126,440,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Special Note About Forward Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, our senior management might make forward-looking statements. Broadly speaking, forward-looking statements include:

  •
  projections of our revenues, income, earnings per share, capital expenditures, capital structure or other financial items;

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions and/or dispositions;

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of this report.

ITEM 1. BUSINESS

Introduction

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

We are headquartered in New York with approximately 4,800 employees globally. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is www.monsterworldwide.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available on our website, free of charge, under the caption "Investor Relations—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

Our Strategy

Monster Worldwide's long-term business strategy is designed to further our primary goal of capitalizing on the significant opportunity we perceive in the global online recruitment marketplace. Our strategy currently revolves around four central priorities that we believe are critical to our long-term success:

Focus on Monster. We believe that concentrating our resources and energy on online recruitment, and specifically focusing on the Monster brand and businesses, will best enable us to capitalize on the long-term opportunity and dynamic operating conditions within online recruitment. By streamlining our operating portfolio and increasing internal and external investments in online recruitment, we have simplified our strategy and operations. As a result, we believe that we have improved our ability to achieve higher long-term growth rates and the potential for greater profit margins.

Expand and execute internationally. The online recruitment opportunity is global in nature and as Internet penetration and eCommerce adoption progress overseas, we see attractive new market opportunities for Monster. We intend to participate in the international opportunity by projecting elements of our product, operating plan and strategy into overseas markets, and we will continue to examine opportunities to bolster our international profile, whether by acquisition or internal investment.

Lead locally. Recruitment advertising is predominantly a local business, and Monster seeks to establish brand recognition, seeker traffic and employer relationships on a local basis throughout our organization. In North America, we continue to pursue local leadership through targeted marketing efforts, localized websites and local sales efforts. Internationally, we tend to rely upon local management and customized market-specific sales and marketing strategies as well.

Leverage multiple sales channels. We are a sales-driven company, and we are committed to developing and extending an array of sales forces and selling approaches in order to best match customer needs and preferences. In the Enterprise portion of our business we focus on larger businesses, with larger sums available to spend, and we strive to add new products and services that will allow us to penetrate clients' human resources budgets more deeply. In the Small to Medium-Sized Businesses ("SMBs") portion of our business, we emphasize customer acquisition and seek to increase our coverage of the available customer base over time. Our self-service eCommerce sales channel allows advertisers to post jobs with greater flexibility and control, while also enabling us to better and more efficiently serve smaller customers with less frequent recruitment needs.

Our Services

We operate in two business segments: Monster and Advertising & Communications. For the year ended December 31, 2005, these segments represented approximately 83% and 17% of our revenue, respectively. During the year ended December 31, 2005, we disposed of our Directional Marketing business segment.

Monster

Monster, the leading global online career property and our flagship brand, connects companies with the most qualified career-minded individuals and offers innovative technology and superior services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database, and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database, and utilize career site hosting and applicant tracking systems and other ancillary services. In addition, Monster offers Internet advertising to a wide variety of businesses that seek to market their products and services through a broad and diverse network of online properties.

Since its launch in 1994, Monster has evolved from a job board to an online platform for managing many key events over the course of one's career path, and we have developed our Monster business with such key events in mind. For example, our Fastweb service is designed to assist secondary school students in their search for universities and scholarships. MonsterTRAK is used by over 2,800 colleges and universities to post entry-level jobs and internships for their enrolled students and alumni. Our Monster global network provides opportunities and advice for individuals seeking entry and mid-career level positions. In addition to its job search and resume posting capabilities, job-seekers obtain advice on interviewing skills, resume writing, salary and benefits information and networking opportunities.

Historically, Monster has targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. More recently, we have concentrated our efforts on expanding Monster's reach to include government organizations and SMBs (those businesses with approximately 10 to 2,000 employees) that operate primarily in local and regional markets. We believe that SMBs comprise a largely untapped market of over 2 million businesses in the U.S. alone.

With our 2005 expansion into South Korea and China, through our 40% investment in ChinaHR, we now offer our unique online recruitment knowledge in 24 countries, serving a total population of over 3 billion people. Our international operations showed the most significant revenue growth in 2005, a trend that we expect to continue. We currently estimate that approximately 25% of spending for recruitment advertising in North America is in the online category, compared with 21% in our Asian markets and only 9% in our European markets. As a result of the lower market penetration rates in Europe, we began to focus more resources and advertising dollars there in 2005. We believe that our Monster product offerings and leadership position will allow us develop this industry and expand online infiltration much further in the years ahead. Our Monster Employment Index, a measure of online job posting activity across a variety of online recruitment websites, supports our thesis that help-wanted advertising continues to migrate online. In 2005, the Index posted a 28% increase, tracking closely with U.S. payroll increases, compared to a relatively flat change in the Conference Board's Help Wanted index, which measures print-based help wanted ads.

Advertising & Communications

Our TMP Worldwide Advertising & Communications business specializes in designing global, national or local recruitment advertising campaigns for top tier Fortune 500 clients and government agencies. We entered the recruitment advertising business in 1993, when its main focus was on newspaper help-wanted advertising, and have since expanded this business through organic growth and acquisitions. Although a large portion of our Advertising & Communications division's revenue is still earned by placing help-wanted advertisements in traditional media such as newspapers, we have expanded our services to assist our clients in achieving their objective of positioning themselves as employers of choice, allowing them to attract and retain the most qualified candidates. Our Advertising & Communications division has also rapidly embraced web-based recruitment solutions and created a balanced portfolio of value added products and services. As a result, we are able to offer bundled recruitment strategies tailored to our clients' specific needs. In addition to recruitment advertising, such services and strategies include employee retention programs, creative design, website development, resume screening and media planning.

Sales and Marketing

We maintain separate sales and marketing staffs for our Monster and Advertising & Communications businesses. The sales force for our Monster business consists of Telesales and Field sales. Within these groups are specialty units dedicated to serving our vertical markets, such as enterprise, small-medium sized businesses, government, healthcare and staffing. Our Telesales staff is primarily responsible for telemarketing and customer service for small to medium sized clients and is located in our call centers in Indianapolis, Indiana, Maynard, Massachusetts, Tempe, Arizona, Amsterdam, the Netherlands, Frankfurt, Germany, Glasgow, Scotland and Marseilles, France. Our Field sales staff focuses on both local and national clients and is dispersed throughout our offices globally. In addition to the sales generated by our sales force, we have built self service functionality into our Monster websites, which we call our e-Commerce product. e-Commerce offers our clients much of the same functionality and flexibility as interfacing with a sales professional while allowing them to control their own candidate search. Our sales professionals often make follow-up calls to clients that use e-Commerce.

Our sales, marketing and customer service staffs are broadly divided into two groups: (i) new business generation and (ii) existing client relationship maintenance and improvement. In addition to specializing by product, each group is both accountable for and compensated for cross-selling other products within our existing client base. Each sales force also designs targeted selling campaigns for potential clients.

We use sponsorships and broad based media, such as broadcast television, the Internet, radio, business, consumer and trade publications, to market and promote the Monster, Monster Worldwide and TMP Worldwide brands.

Customers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, federal, state and local government agencies and educational institutions. No one client accounts for more than 5% of our total annual revenue.

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

Intellectual Property

Our success and ability to compete is dependent in part on the protection of our original content for the Internet and on the intangible value associated with our Internet uniform resource locators ("URLs"), domain names, trademarks, trade names, service marks, patent and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet. In addition, we rely on Federal and state trademark laws to provide additional protection for the identifying marks appearing on our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

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

Employees

At February 1, 2006, we employed approximately 4,800 people worldwide. Generally, our employees are not represented by a labor union or collective bargaining agreements except that our employees located in France, Italy and Spain are covered by collective bargaining agreements that are generally prescribed by local labor law. We regard the relationships with our employees as satisfactory.

Executive Officers and Directors

As of February 8, 2006, our executive officers and directors are as follows:

Name	Age	Position
Andrew J. McKelvey	71	Chairman of the Board, CEO and Director
William M. Pastore	57	President and Chief Operating Officer
Charles Baker	39	Senior Vice President and Chief Financial Officer
Paul M. Camara	58	Executive Vice President
John Mclaughlin	50	Executive Vice President
Myron F. Olesnyckyj	44	Senior Vice President-General Counsel and Secretary
Brian Farrey	45	President, Monster Worldwide Technologies
Chris Power	42	Chief Financial Officer-Global Operations
Jonathan Trumbull	38	Global Controller and Chief Accounting Officer
Steven Pogorzelski	44	Group President-International
Bradford J. Baker	41	Global Chief Product & Marketing Officer
Douglas Klinger	41	President-Monster Division North America
George R. Eisele	69	Director
John Gaulding	60	Director
Michael Kaufman	60	Director
Ronald J. Kramer	47	Director
David A. Stein	67	Director
John Swann	69	Director

Andrew J. McKelvey founded the Company in 1967 and has served as Chairman of the Board and CEO since that time. Mr. McKelvey has a B.A. from Westminster College.

William M. Pastore joined the Company in October 2002 as Chief Operating Officer and became President and Chief Operating Officer in February 2006. Prior to joining the Company, Mr. Pastore was President of CIGNA HealthCare from January 1999 to October 2002 and Senior Vice President of CIGNA HealthCare from December 1995 to January 1999. Prior to joining CIGNA HealthCare, Mr. Pastore spent nearly 25 years at Citibank, N.A., in numerous senior operating roles. Mr. Pastore holds a B.S and an M.B.A. from Long Island University.

Charles Baker joined the Company in March 2005 as Senior Vice President and Chief Financial Officer. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Prior to joining Smith Barney, Mr. Baker spent two years as an Equity Research Analyst at Morgan Stanley & Co. and two years in research assistant positions at Donaldson, Lufkin & Jenrette. Mr. Baker holds a B.A. from Yale College.

Paul M. Camara joined the Company in February 1970. Mr. Camara was elected as a Vice President of the Company in 1978 and as a Senior Vice President in 1987. Mr. Camara served as Executive Vice President-Creative/Sales/Marketing from April 1996 to September 2005, when he was named to his current position. Mr. Camara holds a B.F.A. from the University of Massachusetts-Dartmouth.

John Mclaughlin joined the Company in 1998 upon the acquisition of TASA Worldwide, where he was managing director of the New York office of TASA Worldwide and also served as Chairman of the Strategy Committee for the Board of Directors of TASA. From February 2002 through August 2002 he served as Group President, North America. From September 2002 to March 2003, Mr. Mclaughlin served as Global Director, Search and Selection. Mr. Mclaughlin was appointed to his current position in April 2003, and in December 2004 through September 2005 assumed the additional responsibility of overseeing the Company's business operations in the Asia-Pacific region.

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

Chris Power joined the Company in April 2002 as Chief Financial Officer of the Monster North America division. He was promoted to the role of Chief Financial Officer for Monster Worldwide North America operations in February 2003 and was appointed to his current position in March 2005. Prior to joining the Company, Mr. Power spent fourteen years with Nortel Networks, primarily in finance and strategy roles. Mr. Power holds a B.A. and an M.B.A. from the University of Toronto.

Jonathan Trumbull joined the Company in October 2002 as Vice-President and Corporate Controller and was named to his current position in March 2005. From 1989 to October 2002, Mr. Trumbull was associated with Ernst & Young, most recently as Senior Manager from 1997 to October 2002. Mr. Trumbull holds a B.S from Villanova University and is a Certified Public Accountant.

Steven Pogorzelski joined the Company in 1992 in the Advertising & Communications division, where he served from 1992 to December 1998. In December 1998 he joined the Monster division and served as Executive Vice President-Global Sales until April 2001. From April 2001 to September 2005, he served as President, Monster North America until which time he was named to his current position. Mr. Pogorzelski holds a B.A. from the University of Wisconsin.

Bradford J. Baker joined the Company in June 2001 and served as Senior Vice President, Consumer Marketing Programs from June 2001 to February 2002, Senior Vice President of Campus from March 2002 to December 2003, Senior Vice President of Product from January 2004 to July 2004, Senior Vice President of Product and Marketing from July 2004 to January 2005, Chief Product and Marketing Officer US from January 2005 to May 2005 and Global Chief Product & Marketing Officer from May 2005 to present. In June 1996, Mr. Baker co-founded Making It Count, which was acquired by Collegelink.com Incorporated in February 2000 and by the Company in June 2001. From October 1990 through June 1996, Mr. Baker served as Vice President and General Manager of Graphic Management, a printing communications and graphic arts company. From October 1988 to September 1990, he served as Brand Manager at Kraft Foods. From June 1986 to September 1988, he served as an Assistant Brand Manager at The Procter & Gamble Company. Mr. Baker holds a B.A. from Harvard University.

Douglas Klinger joined the Company in September 2005. From April 2004 to September 2005, Mr. Klinger was President of Bee Mountain LLC, a strategic consulting firm. From 1994 to April 2004, Mr. Klinger served in positions of increasing responsibility with CIGNA Corporation, serving as President of CIGNA Health Services from February 1997 to April 2004, as President & CEO of CIGNA Dental Health, Inc. during 1997 and as Senior Vice President of CIGNA Retirement &

Investment Services from 1994 to 1997. Prior to joining CIGNA Corporation, Mr. Klinger served in positions of increasing responsibility with PNC Bank Corp. from 1986 to 1994. Mr. Klinger holds a B.A. from Trinity College.

George R. Eisele has been a director of the Company since September 1987. Mr. Eisele was the Executive Vice President of TMP Direct, the Company's direct marketing business unit, from 1989 until May 2, 2005 when the business unit was sold to GECKO Inc., an entity owned 65% by Mr. Eisele. Following its sale by the Company, Mr. Eisele continues to head TMP Direct as its Chief Executive Officer. Mr. Eisele attended Fairleigh Dickinson University and Drexel University.

John Gaulding has been a director of the Company since June 2001 and also served as a director of the Company from January 1996 to October 1999. Mr. Gaulding is a private investor and business consultant in the fields of strategy and organization. He was Chairman and Chief Executive Officer of National Insurance Group, a publicly traded financial information services company, from April 1996 through July 11, 1996, the date of such company's sale. For six years prior thereto, he was President and Chief Executive Officer of ADP Claims Solutions Group. From 1985 to 1990, Mr. Gaulding was President and Chief Executive Officer of Pacific Bell Directory, the Yellow Pages publishing unit of Pacific Telesis Group. Mr. Gaulding served as Co-Chairman of the Yellow Pages Publishers Association from 1987 to 1990. Mr. Gaulding is a director of ANTs software inc., a developer of data management software, and Yellow Pages Group, a Canadian telephone directories publisher. He holds a B.S. from the University of California at Los Angeles and an M.B.A. from the University of Southern California.

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

Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has served as President and a director of Wynn Resorts, Limited, a developer, owner and operator of hotel and casino resorts, since April 2002. Mr. Kramer was previously a managing director of Dresdner Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Mr. Kramer is also a member of the board of trustees of Republic Property Trust, a real estate investment trust, and a director of Griffon Corporation, a diversified manufacturing company, and Lakes Entertainment, Inc., a developer and manager of casinos. Mr. Kramer holds a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from New York University Graduate School of Business.

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

ITEM 1A. RISK FACTORS

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

We are also susceptible to others imitating our products, particularly Monster, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are dependent. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster, or infringement of our intellectual property rights could diminish the value of our brands or otherwise reduce our revenues.

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

  •
  the timing and amount of existing clients' subscription renewals;

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

  •
  technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

  •
  the timing and integration of our acquisitions.

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

The online recruiting market continues to evolve. The adoption of online recruiting and job seeking services, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers, particularly smaller companies, have little or no experience using the Internet as a recruiting tool, and only select segments of the job-seeking population have experience using the Internet to look for jobs. Companies may not continue to allocate portions of their budgets to Internet- based recruiting and job seekers may not use online job seeking methods. As a result, we may not be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting does not remain widely accepted or if we are not able to anticipate changes in the online recruiting market, our business, financial condition and operating results could be significantly harmed.

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

Many of our competitors or potential competitors have long operating histories, and some may have greater financial resources, management, technological development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of Monster by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be significantly harmed.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising or recruitment advertising markets. Existing or future competitors may develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could significantly harm our business, financial condition and operating results.

We are vulnerable to intellectual property infringement claims brought against us by others and we may not have sufficient protection for our own intellectual property.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, profits or damages, and the owner of the intellectual property might be able to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed.

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

A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained one patent and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with a competitive advantage. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

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

Acquisitions could result in operating difficulties and unanticipated liabilities.

Historically, we have grown in part by making acquisitions. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. Our acquisitions can be accompanied by a number of risks, including:

  •
  the difficulty of integrating the operations and personnel of our acquired companies into our operations;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

  •
  the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

  •
  the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

  •
  the difficulty of integrating the acquired company's accounting, management information, human resources and other administrative systems;

  •
  in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

  •
  the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of our acquisitions, incur unanticipated liabilities and harm our business generally.

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

Our divested businesses have agreed to indemnify us of liabilities that are related to their operations. If one or more of those businesses fails to meet its obligations, our financial condition and results of operations may be harmed.

On March 31, 2003 we completed the spin-off of Hudson Highland Group, Inc. ("HH Group") to our stockholders and on June 1, 2005 we sold our Directional Marketing business. As a result of these divestitures, each business has agreed to indemnify us from certain liabilities related to their operations. If, for whatever reason, a claim is made for which we do not receive indemnification, our financial condition and results of operations could be significantly harmed.

We face risks relating to our foreign operations.

We conduct operations in 26 countries, including Australia, Belgium, Canada, China, France, Germany, India, Ireland, Italy, the Netherlands, Singapore, South Korea, Spain and the United Kingdom. Approximately 29%, 27% and 26%, of our total revenue was earned outside of the United States in the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

Our continued success will depend to a significant extent on our senior management. The loss of the services of our executive officers could significantly harm our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, the resulting loss of existing or potential clients could significantly harm our business, financial condition and operating results.

We are influenced by a principal stockholder.

Andrew J. McKelvey beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 33% of the combined voting power of all classes of our voting stock as of December 31, 2005. Mr. McKelvey can strongly influence the election of all of the members of our board. He can also exercise significant influence over our business and affairs. This includes any determinations with respect to mergers or other business combinations, the acquisition or disposition of our assets, whether or not we incur indebtedness, the issuance of any additional common stock or other equity securities and the payment of dividends with respect to common stock.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2005, our goodwill and amortizable intangible assets were $735.7 million.

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

There is volatility in our stock price.

The market for our common stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our common stock to fluctuate significantly. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, some of whom have been granted equity compensation.

The market price of our common stock can be influenced by stockholders' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, this may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our common stock lower their ratings of our common stock, the market price of our common stock is likely to drop significantly.

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

In the event that any advertising that we have created is found to be false, deceptive or misleading, the FTC Act could potentially subject us to liability. The fact that the FTC has brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet, indicates that the FTC Act could pose a somewhat higher risk of liability to advertising distributed via the Internet. The FTC has never brought any actions against us. Other current or new government laws and regulations, or the application of existing laws and regulations may:

  •
  significantly dampen growth in Internet usage;

  •
  prevent us from offering certain Internet content or services; or

  •
  otherwise significantly harm our business, financial condition and operating results.

There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to our web sites, particularly Monster, relating to issues such as user privacy, security of data, defamation, advertising, taxation, promotions, content regulation, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen growth in Internet usage.

The federal CAN-SPAM Act and state anti-spam laws impose certain requirements on the use of e-mail. The implications of these laws have not been fully tested. Portions of our business rely on e-mail to communicate with consumers on our behalf and for our clients. We may face risk if our use of e-mail is found to violate the federal law or applicable state law.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our offices are located in leased premises.

We occupy approximately 26,000 square feet of space at our principal office location, located at 622 Third Avenue, New York, New York. Including the space that we occupy, we lease a total of 104,000 square feet of space, at our principal office location, under an agreement expiring in July 2015. Monthly payments under the lease agreement are approximately $463,000. Our former staffing division, now Hudson Highland Group, Inc., subleases approximately 52,000 square feet of space at our principal office location for approximately $231,500 per month, with the remaining space sublet to another third-party lessee.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "MNST." The common stock was first traded on the Nasdaq on December 13, 1996, the day after the underwritten initial public offering of shares of the Company's common stock. Prior to the offering there was no established public trading market for the Company's shares.

As of February 8, 2006, there were 1,483 stockholders of record of our common stock and the last reported sale price of our stock as reported by the Nasdaq was $47.59.

We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by the Company to support our growth strategy or to repurchase shares of our common stock. Accordingly, we do not anticipate paying cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on January 14, 2005, restricts the payment of dividends on our stock. On March 31, 2003, we paid a non-cash dividend consisting of all of the stock of HH Group to our stockholders of record on March 14, 2003.

The information regarding market and market price range of our common stock may be found in "Financial Information by Quarter (Unaudited)" in Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for 2005 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

November 10 – November 30	—	N/A	—	$100,000,000
December 1 – December 31	200,000	$39.53	200,000	$ 92,093,440

Total	200,000		200,000	$ 92,093,440

(a) – On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

Issuance of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to the Company's equity compensation plans which have been approved by its stockholders. The Company does not have any equity compensation plans that were not approved by its stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	13,673,023	$27.94	6,266,325
Equity compensation plans not approved by security holders	—	—	—

Total	13,673,023	$27.94	6,266,325

ITEM 6.    SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2005 (in thousands, except per share amounts). See Management's Discussion and Analysis, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENT OF OPERATIONS DATA:	2001	2002	2003	2004	2005

Revenue	$719,166	$563,001	$552,098	$756,131	$986,917

Salaries & related, office & general and marketing & promotion	565,250	493,417	500,741	650,345	800,807
Merger & integration and restructuring costs(1)	21,037	3,389	—	—	—
Business reorganization & other special charges	—	87,104	45,396	—	—
Amortization of intangibles	7,983	1,712	1,799	7,243	9,693

Total operating expenses	594,270	585,622	547,936	657,588	810,500

Operating income (loss)	$124,896	$(22,621)	$4,162	$98,543	$176,417

Income (loss) from continuing operations before accounting change(2)	$81,200	$(26,123)	$(5,230)	$64,895	$115,063

Net income (loss)	$69,020	$(534,896)	$(81,864)	$73,104	$107,432

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.74	$(0.23)	$(0.05)	$0.55	$0.94
Income (loss) from discontinued operations, net of tax	(0.11)	(0.72)	(0.68)	0.07	(0.06)
Cumulative effect of accounting change, net of tax benefit	—	(3.85)	—	—	—

Net income (loss)	$0.63	$(4.80)	$(0.73)	$0.62	$0.88

Diluted earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$0.72	$(0.23)	$(0.05)	$0.54	$0.92
Income (loss) from discontinued operations, net of tax	(0.11)	(0.72)	(0.68)	0.07	(0.06)
Cumulative effect of accounting change, net of tax benefit	—	(3.85)	—	—	—

Net income (loss)	$0.61	$(4.80)	$(0.73)	$0.61	$0.86

BALANCE SHEET DATA(3):	2001	2002	2003	2004	2005

Current assets	$1,005,918	$808,546	$566,983	$703,511	$773,059
Current liabilities	929,608	799,220	639,995	730,743	696,588
Total assets	2,206,362	1,630,795	1,122,279	1,543,613	1,678,715
Long-term liabilities	47,492	18,136	14,092	57,356	62,452
Total stockholders' equity	1,229,262	813,439	468,192	755,514	919,675

  (1)
  Net of a $15,000 fee received in connection with the termination of our offer to acquire HotJobs.com, Ltd. in 2001.

  (2)
  The Company recorded a non-cash goodwill impairment charge of $428,374, net of tax during the year ended December 31, 2002. This is recorded as a change in accounting principle.

  (3)
  Years 2001 through 2004 include assets and liabilities of discontinued operations.

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

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions and/or dispositions;

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of this report.

OVERVIEW

Business

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Our Monster division operates in 24 countries and accounted for approximately 83% of our total revenue for the twelve months ended December 31, 2005. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database and use career site hosting and applicant tracking systems and other ancillary services.

Financial Summary

Monster Worldwide has two operating segments: Monster and Advertising & Communications. In 2005, we had strong growth in revenue, net income, earnings per share and operating cash flow. We were able to penetrate deeper into the small and medium sized business markets in 2005 and our international sales force contributed significantly to our increase in revenue. Income from continuing operations increased 77% over 2004 as a result of tight cost controls, increased operating efficiencies across the globe and stronger demand for online recruitment. Net income, which includes the results of disposed businesses, increased 47% over 2004. We delivered diluted earnings per share growth of 70% in our continuing operations. In 2005, we also made the decision to focus entirely on our recruitment business by disposing of our Directional Marketing division, which was not a part of our growth strategy. As a result, we believe that we are increasingly able to concentrate on growing Monster's revenue and operating margins in each of our markets. Cash flow from operations grew 139% compared to the 2004 period and we ended 2005 with $320.3 million of cash and cash equivalents and marketable securities on our balance sheet.

Monster's revenue increased 38% compared to 2004 as the global employment environment continued to strengthen and we expanded our presence deeper into overseas markets. In addition, we aggressively focused our attention on our eCommerce product, which allows our clients to manage their recruitment needs online without assistance. Our Monster division now operates in 24 countries and posted revenue growth in each of our markets in 2005. Strong operating leverage and the results of careful cost management in Monster's North American operations yielded an operating margin of 34% for the year. In 2005, our International operations accounted for 23% of our total Monster revenue, compared to 19% in the prior year period. We believe that the International market is a tremendous opportunity for Monster and we are committed to making strategic investments and improving efficiencies in our International business that will result in higher revenue growth and increased operating margins.

Business Combinations

For the period January 1, 2004 through December 31, 2005, we completed six business combinations. There were no significant business acquisitions in the year ended December 31, 2003. Although none of the following acquisitions was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob.com SAS	February 11, 2005	Monster, Europe
JobKorea	October 14, 2005	Monster, Asia/Pacific

Discontinued Operations

During the year ended December 31, 2005, we disposed of the following businesses. The results of operations of these businesses and associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for each of the three years in the period ended December 31, 2005 (dollar amounts in thousands):

  •
  On June 1, 2005, we sold substantially all of our Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included our Yellow Pages business in North America and Japan along with our online relocation business. We recognized a loss on the sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. The loss recorded in connection with this disposition was calculated on net assets that included approximately $50,000 of goodwill. In the third quarter of 2005, we returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include our Directional Marketing operations in the United Kingdom. Our European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

  •
  On May 2, 2005, we sold our interests in TMP Direct, a direct marketing business, formerly part of our Directional Marketing segment. The business was purchased by GECKO Inc, an entity owned 65% by George Eisele, a director of the Company, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after-tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, we disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2004 and 2003:

  •
  In December 2004, we sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on our Monster business. None of these dispositions were considered material or included a significant amount of assets. We recognized a loss on the sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, we completed the sale of our wholly owned subsidiary US Motivation, Inc., formerly part of our Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. We recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004. In the fourth quarter of 2005, we finalized the post-closing adjustment on our sale of US Motivation and recorded an additional gain of $1,746 ($1,135 net of tax) as a component of discontinued operations.

During the year ended December 31, 2003, we disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the year ended December 31, 2003:

  •
  On August 1, 2003, we terminated our joint venture arrangement with Ninemsn in Australia and New Zealand. Consequently, we have shut down our websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to our Monster.com website.

  •
  On March 31, 2003, we completed a distribution of the common stock of HH Group as a tax-free dividend to our shareholders. Shareholders of our common stock received one share of HH Group for every 13 1/3 shares of Monster Worldwide, Inc. common stock owned. Prior to the distribution, HH Group was reported as our eResourcing and Executive Search segments.

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2005	2004	2003

(in thousands)
Revenue	$23,402	$107,666	$221,700

Income (loss) before income taxes	$(10,763)	$12,449	$(20,980)
Income tax expense (benefit)	(4,176)	5,422	55,654

Loss from discontinued operations, net of tax	(6,587)	7,027	(76,634)

Pre-tax gain (loss) on sales of discontinued businesses	(9,534)	361	—
Income tax benefit	(8,490)	(821)	—

Gain (loss) on sales of businesses, net of tax	(1,044)	1,182	—

Discontinued operations, net of tax	$(7,631)	$8,209	$(76,634)

The year ended December 31, 2003 includes a charge to income tax expense in the amount of $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Asset Impairment

Business Combinations, Goodwill and Intangible Assets. The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. Based on impairment tests performed, there was no impairment of goodwill for the three years ending December 31, 2005.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue follows:

	Years Ended December 31,
Statement Of Operations Data:	2005	2004	2003

Revenue	100.0%	100.0%	100.0%

Salaries and related	43.3%	46.1%	45.8%
Office and general	19.0%	21.0%	24.2%
Marketing and promotion	19.9%	19.9%	21.0%
Business reorganization and other special charges	—	—	8.2%

Total operating expenses	82.1%	87.0%	99.2%

Operating income	17.9%	13.0%	0.8%
Interest and other, net	0.6%	-0.1%	-0.2%

Income from continuing operations before income taxes	18.5%	12.9%	0.5%
Income taxes	6.5%	4.3%	1.5%
Losses in equity interests	-0.3%	—	—

Income (loss) from continuing operations	11.7%	8.6%	-0.9%
Income (loss) from discontinued operations, net of tax	-0.8%	1.1%	-13.9%

Net income (loss)	10.9%	9.7%	-14.8%

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Monster

The operating results of our Monster division for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)
	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Revenue	$818,271	100.0	$593,909	100.0	$224,362	37.8

Selling, general and administrative	581,243	71.1	433,066	72.9	148,177	34.2
Depreciation and amortization	30,529	3.7	24,875	4.2	5,654	22.7

Operating income	$206,499	25.2	$135,968	22.9	$70,531	51.9

Our Monster division's increase in revenue over the prior year was primarily driven by our North American and European operations. North American revenue increased 30.7% and represents 77.1% of our total Monster revenue. The increase in revenue is a direct result of investments we made in our sales force in the latter half of 2004, our expanded reach in overseas markets, strategic acquisitions completed in 2004 and 2005 and improved labor markets in key geographic areas. In addition our

eCommerce product, which allows our clients to service their accounts online without assistance, continues to attract new customers and generate strong revenue. Revenue in our international operations increased 68.8% over 2004 as our acquisitions of jobpilot GmbH in Germany and Emailjob.com in France increased our presence in these two key European markets. In addition, we acquired JobKorea in the fourth quarter of 2005, an online recruitment website in South Korea. The acquisition of JobKorea provides us with a leading presence in one of Asia's largest and emerging online markets. Additional increases in international revenue resulted from our continued investments in sales force expansion and marketing efforts throughout Europe.

Our North American operations accounted for the entire increase in total operating income over the 2004 period. North American management has been diligently managing costs and expanding operating margins. Expenses increased across the division primarily due to the addition of sales force and incremental costs associated with businesses that we acquired. In addition, we increased our marketing and promotion efforts across the division by 30.9% compared to the 2004 period, as we continue to promote the Monster brand and establish ourselves in new emerging markets. Although operating expenses increased in 2005, as a percentage of Monster revenue, these expenses decreased from 77.1% in 2004 to 74.8% in 2005. North American operating income was $211.3 million for the 2005 period, a 57.5% increase over the prior year. Our international operations posted a $4.8 million operating loss in 2005, reflecting investments in marketing and additional sales force. As we enter into 2006, management is very encouraged by the potential growth opportunities for our business, particularly internationally.

Advertising & Communications

The operating results of our Advertising & Communications division for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)
	2005	% of Revenue	2004	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$168,646	100.0	$162,222	100.0	$6,424	4.0

Selling, general and administrative	147,308	87.3	152,957	94.3	(5,649)	-3.7
Depreciation and amortization	6,226	3.7	7,073	4.4	(847)	-12.0

Operating income	$15,112	9.0	$2,192	1.4	$12,920	589.4

Advertising & Communications' revenue primarily increased due to higher demand of online and print advertising in North America. Revenue in North America increased 12.5% over the 2004 period, while our international revenue declined 3.6% in 2005, primarily as a result of sluggish levels of help-wanted advertising and a higher unemployment rate in the United Kingdom compared to 2004. The revenue increases in North America were primarily realized in the higher commission online space, while commissions earned on the sales of traditional media have been in decline due to client losses and migration to the Internet. For the year ended December 31, 2005, the division recognized approximately $25.7 million of revenue related to the sale of certain Monster products to customers, an increase of 93.9% over the $13.3 million of revenue the division recorded in the same period of 2004.

Operating income increased substantially versus the prior year period primarily due to increased revenue in North America and disciplined management of core operating expenses across all geographic regions. Management is continually analyzing the cost structure of the business to ensure that costs are in line with revenues.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)
	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Salaries and related	$427,226	43.3	$348,254	46.1	$78,972	22.7
Office and general	187,204	19.0	158,975	21.0	28,229	17.8
Marketing and promotion	196,070	19.9	150,359	19.9	45,711	30.4

Operating expenses	810,500	82.1	657,588	87.0	152,912	23.3

Operating income	$176,417	17.9	$98,543	13.0	$77,874	79.0

Our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from the hiring initiatives we undertook in the latter half of 2004, costs associated with marketing programs and acquisitions. Costs associated with our hiring initiatives mainly reflect increased headcount in sales and support staff and incremental commissions paid to sales staff in connection with the improved revenue base. In addition, we continue to invest in the Monster brand, both in North America and in key international markets. Our marketing and promotion in the 2005 period includes resources allocated to re-brand our jobpilot GmbH properties. Corporate expenses increased $5.6 million over 2004 mainly due to severance related to former executives and slightly higher salary and related expenses. However, as a percentage of revenue, corporate expenses decreased from 5.2% in 2004 to 4.6% in 2005. We remain committed to analyzing our expense infrastructure to ensure that costs are in line with revenues, especially given the uneven employment market in North America and Europe.

Income Taxes

Income taxes for the years ended December 31, 2005 and 2004 are as follows:

	December 31,		Increase

(dollars in thousands)	2005	2004	$	%

Income from continuing operations before income taxes	$182,646	$97,533	$85,113	87.3
Income taxes	$64,186	$32,638	$31,548	96.7
Effective tax rate	35.1%	33.5%

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

Earnings Per Share

Diluted earnings per share increased 41% in 2005, even as diluted weighted average shares outstanding increased by approximately 5.0 million shares over 2004. The share increase is mainly the result of incremental dilution associated with a higher average stock price in 2005, as well as additional share issuances related to stock option exercises. Income from continuing operations was 11.7% of total revenue in 2005, compared to 8.6% in 2004.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Monster

The operating results of our Monster division for the years ended December 31, 2004 and 2003 are as follows:

(dollars in thousands)	2004	% of Revenue	2003	% of Revenue	Increase	% Increase
Revenue	$593,909	100.0	$412,796	100.0	$181,113	43.9

Selling, general and administrative	433,066	72.9	317,879	77.0	115,187	36.2
Depreciation and amortization	24,875	4.2	16,056	3.9	8,819	54.9

Operating income	$135,968	22.9	$78,861	19.1	$57,107	72.4

Under slightly improved economic conditions in 2004, our Monster division was able to significantly increase revenue by investing in sales staff and focusing their resources on expanding our customer base to incorporate more regionally located small and medium-sized businesses, particularly in the United States. We began advertising campaigns in the top 28 U.S. markets in 2004 to help capture a larger piece of what we believe to be a $2 billion help-wanted advertising market for small and medium-sized businesses. In addition, we maintained our emphasis on providing a high level of customer service and were able realize higher client retention rates than in the prior period. In North America, our operations posted strong organic growth and we began to see signs of a stable labor environment evidenced by a significant increase in orders booked by our sales staff versus the prior period. We also continued to see an improvement in our European operations where we are witnessing increased migration toward on-line employment and recruitment tools. Our European operations also benefited in 2004 from our acquisition of jobpilot GmbH in April and a weaker U.S. dollar. All of our 2004 acquisitions, which were made to expand our Monster network, contributed $60.9 million of revenue to Monster for the year ended December 31, 2004.

Core operating expenses at the Monster division increased primarily due to the addition of approximately 500 sales staff across North America, Europe and the Asia-Pacific region and the effect of acquisitions completed in 2004. Acquisitions contributed $50.8 million to our core operating expenses for the year ended December 31, 2004. In addition, we continued to promote and market the Monster brand globally. We increased and redirected portions of our marketing and promotion expense in 2004 to attract higher quality traffic to our website and compete head-to-head with local newspapers in the top 28 metropolitan markets in the United States. Amortization of intangibles was up significantly in the 2004 period due to the four acquisitions that we completed in 2004. In total, we recognized $46 million of amortizable intangible assets in connection with our 2004 acquisitions.

Advertising & Communications

The operating results of our Advertising & Communications division for the years ended December 31, 2004 and 2003 are as follows:

(dollars in thousands)	2004	% of Revenue	2003	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$162,222	100.0	$139,302	100.0	$22,920	16.5

Selling, general and administrative	152,957	94.3	156,329	112.2	(3,372)	-2.2
Depreciation and amortization	7,073	4.4	6,496	4.7	577	8.9

Operating income (loss)	$2,192	1.4	$(23,523)	-16.9	$25,715	109.3

Advertising & Communication's revenue increased primarily due to stronger help wanted print advertising in North America compared to the prior period. With the discontinuation of our Advertising & Communications businesses in Continental Europe, revenue in North America comprised 46.7% of the segment's business in 2004, while international accounted for the remaining 53.3%. We continued to incentivize our Advertising & Communications division to promote and cross-sell Monster services. As a result, the division recognized approximately $13.3 million and $13.2 million of commissions on the sale of certain Monster products for the periods ending December 31, 2004 and 2003, respectively. Revenue in the 2004 period also increased $9.2 million as a result of a weaker U.S. dollar in the 2004 period.

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

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2004 and 2003 are as follows:

(dollars in thousands)	2004	% of Revenue	2003	% of Revenue	Increase (decrease)	% Increase (decrease)
Salaries and related	$348,254	46.1	$253,051	45.8	$95,203	37.6
Office and general	158,975	21.0	133,389	24.2	25,586	19.2
Marketing and promotion	150,359	19.9	116,100	21.0	34,259	29.5
Business reorganization and other special charges	—	—	45,396	8.2	(45,396)	-100.0

Operating expenses	657,588	87.0	547,936	99.2	109,652	20.0

Operating income	$98,543	13.0	$4,162	0.8	$94,381	2,267.7

The increase in consolidated operating expenses is primarily due to increased headcount at Monster, higher bonus accruals as internal operating targets were exceeded, increased marketing expenditures in North America and Europe, acquisitions and foreign currency translation rates. In addition, our office and general expenses increased as we incurred additional professional fees, primarily related to accounting and Sarbanes-Oxley compliance and higher depreciation expense versus the 2003 period. Our marketing and promotion expenses increased as a result of increased Monster branding efforts across each of our geographic regions. Acquisitions completed in 2004 contributed $55.8 million to the increase in our consolidated operating expenses. Amortization expense, which is included as a component of office and general, was higher in the 2004 period due to intangibles valued in connection with our purchase acquisitions, particularly for jobPilot and Tickle. In addition, the higher operating expenses include a $15.1 million increase as a result of a weaker U.S. dollar in 2004.

Income Taxes

Income taxes for the years ended December 31, 2004 and 2003 are as follows:

	December 31,		Increase

(dollars in thousands)	2004	2003	$	%

Income from continuing operations before income taxes	$97,533	$2,917	$94,616	3,243.6
Income taxes	$32,638	$8,147	$24,491	300.6
Effective tax rate	33.5%	279.3%

Our effective tax rates differ from the statutory rate due to the impact of state and local taxes, certain nondeductible expenses (including business reorganization and spin-off costs in 2003), foreign earnings taxed at different tax rates and valuation allowances. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted earnings per share were $0.61 compared to a loss of $0.73 in the 2004 period. The loss in the 2003 period mainly stems from business reorganization and other special charges we incurred in the first half of that year. Diluted weighted average shares in the 2004 period increased mainly as a result of incremental dilution associated with a higher average stock price in the 2004 period, as well as additional share issuances for stock option exercises. Income from continuing operations was 8.6% of total revenue in the 2004 period, compared to a loss from continuing operations of $5.2 million in the 2003 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	Years ended December 31,
(in thousands)	2005	2004	2003

Cash and cash equivalents	$196,597	$198,111	$142,255
Marketable securities	123,747	—	—

Cash and cash equivalents and marketable securities	$320,344	$198,111	$142,255

Percentage of total assets	19.1%	12.8%	12.7%

Cash provided by operating activities of continuing operations	$241,213	$133,232	$28,725
Cash used for investing activities of continuing operations	(301,947)	(129,677)	(35,198)
Cash provided by (used for) financing activities of continuing operations	83,908	100,012	(27,442)
Cash used for discontinued operations and business held for sale	(20,353)	(50,331)	(18,587)
Effect of exchange rate changes on cash and cash equivalents	(4,335)	2,620	3,201

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions (iv) capital expenditures and (v) the 2003 spin-off of Hudson Highland Group, Inc. Prior to the sale of our Directional Marketing segment in the second quarter of 2005, our working capital requirements were generally higher in the first half of each year, when payments to major Yellow Page directory publishers were at their highest levels. In addition, because of recent business acquisitions and our 2002 and 2003 reorganization initiatives, we have substantial cash commitments over the next several years. These commitments as of December 31, 2005 are as follows (amounts in thousands):

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase commitments — advertising contracts(1)	$11,050	$9,579	$1,471	$—	$—
Borrowings under financing arrangement and other notes payable	478	85	170	170	53
Capital lease obligations	255	175	80	—	—
Operating lease obligations	289,272	36,361	68,168	56,995	127,748
Acquisition notes payable	46,323	31,123	14,805	352	43

Total	$347,378	$77,323	$84,694	$57,517	$127,844

(1)
Represents contracts for purchases of advertising as well as commitments related to certain marketing programs.

In addition to the cash commitments above, the Company has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in its equity investee, ChinaHR, in the event of an initial public offering by ChinaHR or February 1, 2008, whichever comes first.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, and commercial paper that matures within three months of its origination date and in marketable securities, such as auction rate bonds, which are highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

We believe that our current cash and cash equivalents, marketable securities, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, meet our investment requirements and commitments and fund our share repurchase activities through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

As of December 31, 2005, we had cash and cash equivalents and marketable securities of $320.3 million, compared to $198.1 million as of December 31, 2004. Our increase in cash and marketable securities of $122.2 million in the twelve months ended December 31, 2005, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $221.6 million for the year ended December 31, 2005 and resulted from $115.1 million of income from continuing operations and $108.3 million of net non-cash items, increased by a $25.4 million change in working capital. Strong revenue, accompanied by tight cost control and operating efficiencies, continually improved operating margins and thus cash flows from operations in 2005. Deferred revenue continued to increase in 2005 and more than offset increases in accounts receivable, displaying our success in driving more business to Monster. Furthermore, the disposition of our Directional Marketing business significantly improved the consistency of our cash flows from operations and its correlation to operating income from quarter to quarter. Cash flow from operating activities in 2005 was decreased by $19.6 million from cash used in our discontinued Directional Marketing businesses.

We used $302.7 million of cash for investing activities for the year ended December 31, 2005. The use of cash mainly reflects our net cash purchase of JobKorea for $89.6 million and Emailjob SAS for $20.7 million. In addition we paid $50.1 million for a 40% investment in ChinaHR.com. We have certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in our equity investee, ChinaHR, in the event of an initial public offering or February 1, 2008, whichever comes first. In the fourth quarter of 2005, we invested $118.5 million of our cash in marketable debt securities with varying maturity dates. We also paid $28.6 million of indebtedness related to purchase acquisitions. These uses of cash were substantially offset by $50.1 million of net cash received from the sale of our Directional Marketing and other businesses. Furthermore, we used $39.8 million of cash for capital expenditures for the year ended December 31, 2005.

Cash provided by financing activities in the 2005 period consists of $95.0 million of cash received from employee stock option exercises, slightly offset by $1.8 million of payments on capitalized lease obligations and other miscellaneous indebtedness. In November 2005, our Board of Directors authorized a share repurchase plan up to $100.0 million over 30 months. For the year ended December 31, 2005, we used $7.9 million to repurchase 200,000 shares of common stock under this authorized plan. In addition, during the year ended December 31, 2005, we used cash of $1.4 million to repurchase shares in connection with a former executive's employment agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 14, 2005, we amended and restated the terms of our secured revolving credit facility. The amended and restated credit facility provides for maximum borrowings to be increased from $100 million to $125 million at our request under certain conditions and extends the expiration date from April 7, 2006 to June 30, 2008. Under the amended and restated credit facility, loans will bear interest, at our option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization EBITDA as defined in the amended and restated revolving credit agreement or (2) the London Interbank Offered Rate LIBOR plus a margin determined by the ratio of our debt to EBITDA as defined in the amended and restated revolving credit agreement. The amended and restated agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, repurchase our common stock, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2005, the utilized portion of our financing agreement was $3.5 million for standby letters of credit and $96.5 million was unused.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes.

We have interest rate risk primarily related to our short-term investment portfolio. Our short-term investments will produce less income than expected if market interest rates fall therefore our future investment income may fall short of expectations due to changes in market interest rates or we may suffer losses in principal if forced to sell short-term investments which have declined in market value due to increases in interest rates.

We have risks related to our short term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including money market funds, commercial paper, auction rate bonds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of December 31, 2005, net unrealized losses on these investments were not material.

We also conduct operations in 26 foreign countries, including Australia, Belgium, Canada, China, France, Germany, Ireland, India, Italy, the Netherlands, South Korea, Spain, Sweden and the United Kingdom. For the year ended December 31, 2005, approximately 29% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2005, our cumulative translation adjustment account decreased $62.8 million, primarily attributable to the strengthening of the U.S. dollar against the Euro, the Swedish Krona and the British Pound.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monster Worldwide, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
New York, New York February 3, 2006

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$196,597	$198,111
Marketable securities	123,747	—
Accounts receivable, net of allowance for doubtful accounts of $14,067 and $12,551 in 2005 and 2004, respectively	392,439	318,530
Prepaid and other	60,276	51,826
Current assets of discontinued operations	—	135,044

Total current assets	773,059	703,511

Property and equipment, net	93,352	81,415
Goodwill	679,008	607,753
Intangibles, net	56,670	56,985
Investment in unconsolidated affiliate	46,758	—
Other assets	29,868	17,171
Non-current assets of discontinued operations	—	76,778

Total assets	$1,678,715	$1,543,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,047	$111,430
Accrued expenses and other current liabilities	196,222	164,306
Income taxes payable	40,039	32,324
Deferred revenue	328,902	231,382
Current portion of long-term debt	31,378	29,262
Current liabilities of discontinued operations	—	162,039

Total current liabilities	696,588	730,743

Long-term debt, less current portion	15,678	33,975
Deferred income taxes	45,397	22,119
Other long-term liabilities	1,377	1,140
Non-current liabilities of discontinued operations	—	122

Total liabilities	759,040	788,099

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 121,830 and 116,697 shares, respectively; outstanding: 120,703 and 115,770 shares, respectively	122	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,267,744	1,146,708
Accumulated other comprehensive income	35,515	98,027
Unamortized stock based compensation	(4,403)	(2,603)
Retained deficit	(379,308)	(486,740)

Total stockholders' equity	919,675	755,514

Total liabilities and stockholders' equity	$1,678,715	$1,543,613

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenue	$986,917	$756,131	$552,098

Salaries and related	427,226	348,254	253,051
Office and general	187,204	158,975	133,389
Marketing and promotion	196,070	150,359	116,100
Business reorganization and other special charges	—	—	45,396

Total operating expenses	810,500	657,588	547,936

Operating income	176,417	98,543	4,162

Interest income (expense), net	4,196	(467)	(953)
Other, net	2,033	(543)	(292)

Interest and other, net	6,229	(1,010)	(1,245)

Income from continuing operations before income taxes	182,646	97,533	2,917
Income taxes	64,186	32,638	8,147
Losses in equity interests	(3,397)	—	—

Income (loss) from continuing operations	115,063	64,895	(5,230)
Income (loss) from discontinued operations, net of tax	(7,631)	8,209	(76,634)

Net income (loss)	$107,432	$73,104	$(81,864)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.94	$0.55	$(0.05)
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	(0.68)

Net income (loss)	$0.88	$0.62	$(0.73)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.92	$0.54	$(0.05)
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	(0.68)

Net income (loss)	$0.86	$0.61	$(0.73)

Weighted average shares outstanding:
Basic	122,055	117,738	112,124
Diluted	125,038	120,075	112,124

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock based compensation	Total Stockholders' Equity

Balance, December 31, 2002	107,475	4,762	$1,277,017	$(477,980)	$14,402	$—	$813,439

Net loss	—	—	—	(81,864)	—	—	(81,864)
Net unrealized gain on forward foreign exchange contracts	—	—	—	—	311	—	311
Change in cumulative foreign currency translation adjustment	—	—	—	—	44,215	—	44,215

Comprehensive loss	—	—	—	—	—	—	(37,338)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	1,741	—	22,964	—	—	—	22,964
Tax benefit of stock options exercised	—	—	1,669	—	—	—	1,669
Distribution of net assets of Hudson Highland Group, Inc.	—	—	(341,394)	—	—	—	(341,394)
Contribution from former joint venture partners	—	—	8,852	—	—	—	8,852

Balance, December 31, 2003	109,216	4,762	$969,108	$(559,844)	$58,928	$—	$468,192

Net income	—	—	—	73,104	—	—	73,104
Net unrealized loss on forward foreign exchange contracts	—	—	—	—	(35)	—	(35)
Change in cumulative foreign currency translation adjustment	—	—	—	—	39,134	—	39,134

Comprehensive income	—	—	—	—	—	—	112,203

Public offering of common stock	2,500		55,673	—	—	—	55,673
Issuance of common stock in connection with business combinations	2,147	—	56,940	—	—	—	56,940
Issuance of common stock for stock option exercises, 401(k) match and other	2,627		50,091	—	—	—	50,091
Tax benefit of stock options exercised	—	—	7,325	—	—	—	7,325
Stock based compensation	207	—	7,693	—	—	(2,603)	5,090

Balance, December 31, 2004	116,697	4,762	$1,146,830	$(486,740)	$98,027	$(2,603)	$755,514

Net income	—	—	—	107,432	—	—	107,432
Net unrealized gain on forward foreign exchange contracts and other	—	—	—	—	269	—	269
Change in cumulative foreign currency translation adjustment	—	—	—	—	(62,781)	—	(62,781)

Comprehensive income	—	—	—	—	—	—	44,920

Issuance of common stock for stock option exercises, 401(k) match and other	4,996		99,323	—	—	—	99,323
Tax benefit of stock options exercised	—	—	26,487	—	—	—	26,487
Repurchase of common stock	—	—	(9,304)	—	—	—	(9,304)
Stock based compensation	137	—	4,535	—	—	(1,800)	2,735

Balance, December 31, 2005	121,830	4,762	$1,267,871	$(379,308)	$35,515	$(4,403)	$919,675

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows provided by operating activities:
Net income (loss)	$107,432	$73,104	$(81,864)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	7,631	(8,209)	76,634
Depreciation and amortization	37,955	33,028	23,350
Provision for doubtful accounts	9,592	5,310	7,620
Tax benefit from stock options exercises	26,487	7,325	1,669
Net loss on write-off of fixed assets	—	—	27,208
Non-cash compensation	2,735	2,722	3,294
Common stock issued for matching contribution to 401(k) plan and other	3,813	4,280	6,406
Provision for deferred income taxes	16,508	23,084	6,830
Minority interests and other	3,624	1,352	—
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	(79,135)	(81,294)	(56,468)
Prepaid and other	(14,364)	(5,207)	21,008
Deferred revenue	92,642	63,120	28,496
Accounts payable, accrued expenses and other liabilities	26,293	14,617	(35,458)
Net cash used for operating activities of discontinued operations	(19,643)	(40,697)	(11,547)

Total adjustments	114,138	19,431	99,042

Net cash provided by operating activities	221,570	92,535	17,178

Cash flows used for investing activities:
Capital expenditures	(39,807)	(16,603)	(19,126)
Purchase of marketable securities	(118,461)	—	—
Payments for acquisitions and intangible assets, net of cash acquired	(148,349)	(119,884)	(16,072)
Investment in unconsolidated affiliate	(50,137)	—	—
Net proceeds from sales of businesses	50,091	6,810	—
Sale of long-term investment	4,716	—	—
Net cash used for investing activities of discontinued operations	(710)	(9,634)	(6,370)

Net cash used for investing activities	(302,657)	(139,311)	(41,568)

Cash flows provided by (used for) financing activities:
Payments on capitalized leases	(1,814)	(1,472)	(3,161)
Net repayments on revolving credit facility	—	—	(837)
Proceeds from the issuance of common stock	—	55,673	—
Cash received from the exercise of employee stock options	95,026	45,811	16,556
Cash funded to Hudson Highland Group, Inc.	—	—	(40,000)
Repurchase of common stock	(9,304)	—	—
Net cash used for financing activities of discontinued operations	—	—	(670)

Net cash provided by (used for) financing activities	83,908	100,012	(28,112)

Effect of exchange rate changes on cash and cash equivalents	(4,335)	2,620	3,201
Net increase (decrease) in cash and cash equivalents	(1,514)	55,856	(49,301)
Cash and cash equivalents, beginning of period-continuing operations	198,111	142,255	165,648
Cash and cash equivalents, beginning of period-discontinued operations	—	—	25,908

Cash and cash equivalents, end of year	$196,597	$198,111	$142,255

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Monster Worldwide, Inc. (the "Company") has continuing operations that consist of two operating segments: Monster and Advertising & Communications. Revenue in the Company's Monster segment is primarily earned from job postings placed on the Company's career websites; licensed access to the Company's resume database; and the display of advertising on the Company's online properties. Revenue in the Company's Advertising & Communications division is primarily earned from selling and placing recruitment advertising, in print and online media, resume screening services and other recruitment related products. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

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

Business Combinations and Dispositions

The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Therefore, the consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition and are not restated. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 1, 2004 through December 31, 2005, the Company completed six business combinations. There were no significant business acquisitions during the year ended December 31, 2003. Note 2 to the financial statements contains a full discussion of the Company's business combinations occurring in the 2004 and 2005 periods. Although none of the following acquisitions were considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Military Advantage, Inc.	March 1, 2004	Monster, North America
jobpilot GmbH	April 22, 2004	Monster, Europe
Tickle Inc.	May 21, 2004	Monster, North America
WebNeuron Services Limited (JobsAhead.com)	June 18, 2004	Monster, Asia/Pacific
Emailjob.com SAS	February 11, 2005	Monster, Europe
JobKorea	October 14, 2005	Monster, Asia/Pacific

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

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. In instances where long-term debt carries fixed interest rates, the obligation is recorded at the present value of the future payments, which approximates fair value.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better. As of December 31, 2005 the Company held available-for-sale investments with a fair value of $123.7 million. These investments are subject to fluctuations based on changes in interest rates and market prices.

The Company performs continuing credit evaluations of its customers, maintains allowances for potential credit losses and does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables based primarily on management's evaluation of the customer's financial condition, past collection history and overall aging of the receivables. Historically, such losses have been within management's expectations. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, which primarily consist of money market funds and commercial paper, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically publisher payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.

The Company's marketable securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2005 consisted of auction rate bonds and bank time deposits with original maturities greater than ninety days.

Accounts Receivable

The Company's accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Write-offs and Other	Ending Balance

2005	$12,551	$9,592	$(8,076)	$14,067
2004	$9,838	$5,310	$(2,597)	$12,551
2003	$14,603	$7,620	$(12,385)	$9,838

Property and Equipment

Computer and communications equipment, furniture and fixtures and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements are stated at cost and amortized, using the straight-line method, over their estimated useful lives, or the lease term, whichever is shorter.

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

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Other intangible assets primarily consist of the value of customer relationships, non-compete agreements, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to thirty years.

Long-Lived Assets

Long-lived assets, other than goodwill are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company's evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

On March 31, 2003, the Company completed a distribution of the common stock of Hudson Highland Group, Inc. ("HH Group") as a tax-free dividend to its shareholders (the "spin-off"). Prior to the distribution, HH Group was reported as the Company's eResourcing and Executive Search segments. During the year ended December 31, 2003, the Company recorded a $25,783 impairment charge as a component of business reorganization, spin-off and other special charges, mainly relating to software that was abandoned as a direct result of the spin-off transaction.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss), a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in other income, net.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk and unrealized gains and losses related to the Company's available-for-sale securities, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

Income Taxes

Income taxes are computed on the pretax income based on the current tax law. Deferred income taxes are recognized for the expected tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date and are based on enacted tax laws and statutory tax rates. Valuation allowances are recorded against deferred tax assets to the extent their ultimate realization is uncertain.

Stock-Based Compensation

The Company's financial statements are presented in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. As the Company has only issued fixed term employee stock option grants at or above the quoted market price on the date of the grant, there has been no compensation expense associated with stock options recognized in the accompanying financial statements. The Company adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation.

As required under SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.4%	3.6%	4.3%
Volatility	38.8%	45.4%	64.9%
Expected life (years)	3.8	4.4	5.0

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. Certain stock options issued to employees of HH Group (see Note 3) were forfeited in accordance with plan provisions. Accordingly, the Company has adjusted pro forma stock based compensation expense in the year ended December 31, 2003 to reflect such forfeitures. The pro forma effects of recognizing compensation expense under the fair value method on the Company's operating results and per share data are as follows:

	Years Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$107,432	$73,104	$(81,864)
Add: Stock based employee compensation expense included in reported net income (loss), net of tax	1,778	1,770	2,141
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(71,148)	(32,100)	(31,294)

Pro forma net income (loss)	$38,062	$42,774	$(111,017)

Basic earnings (loss) per share:
Net income (loss)-as reported	$0.88	$0.62	$(0.73)
Net income (loss)-pro forma	0.31	0.36	(0.99)
Diluted earnings (loss) per share:
Net income (loss)-as reported	$0.86	$0.61	$(0.73)
Net income (loss)-pro forma	0.30	0.36	(0.99)

Share Based Payments

In December 2004 the Financial Accounting Standards Board ("FASB") issued Statement 123R (Revised 2004), Share Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The Company is required to adopt the statement beginning with the first quarter of 2006. Upon adoption, the Company will be required to recognize compensation on all share-based grants made on or after January 1, 2006, and for the unvested portion of share-based grants made prior to January 1, 2006. On various dates throughout the year ended December 31, 2005, the Company accelerated unvested options related to grants made prior to January 1, 2006 in order to mitigate future compensation expense it would have otherwise been required to recognize.

Stock Option Accelerations

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005. For the twelve months ended December 31, 2005, the Company recognized approximately $22,229 of pro forma compensation expense, net of tax, related to this grant.

On February 10, 2005 and May 4, 2005, the compensation committee of the Company's board of directors approved the acceleration of option vesting terms for approximately 134,000 and 2,600,000, respectively, unvested out of the money employee stock options. Exercise prices of the affected stock options were at or above the Company's closing stock price on such dates. As a result of the accelerated vesting terms, approximately $940 and $20,500, respectively, have been included in pro forma compensation expense, net of tax, for the twelve months ended December 31, 2005.

On December 14, 2005, the compensation committee of the Company's board of directors approved the December 29, 2005 acceleration of the vesting and exercisability of substantially all unvested stock options with exercise prices below $23.91 that are held by individuals employed by the Company on December 29, 2005, including executive officers. Stock options issued to certain employees based outside the United States and directors were unaffected by this modification. The acceleration of vesting and exercisability only applied to employee stock options with an exercise price lower than $23.91, as options with exercise prices greater than $23.91 were previously modified. As a result of this modification, the Company recognized approximately $5,500 of pro forma compensation expense, net of tax for the year ended December 31, 2005.

As of December 31, 2005, the Company has accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. As a result of these actions, the Company has eliminated approximately $26,940 of future after-tax compensation expense related to these options. The Company does not anticipate material compensation expense relating to employee stock options after January 1, 2006.

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
(thousands of shares)	2005	2004	2003

Basic weighted average shares outstanding	122,055	117,738	112,124
Common stock equivalents—stock options and stock issuable under employee compensation plans	2,983*	2,337*	—*

Diluted weighted average shares outstanding	125,038	120,075	112,124

*Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 5,139, 6,302 and 11,897 for the 2005, 2004 and 2003 period, respectively. The Company's continuing operations reported income in the years ended December 31, 2005 and 2004. Accordingly, certain stock options are considered to have a dilutive effect during these periods.

2.    BUSINESS COMBINATIONS

Acquisitions

The following table summarizes the Company's business combinations completed from January 1, 2004 through December 31, 2005. None of the acquisitions were considered significant individually or in the aggregate.

	Consideration*	Goodwill Recorded on Acquisition Date	Identified Intangibles	Form of Consideration

Military Advantage, Inc.	$38,077	$27,213	$8,700	Cash and debt
jobpilot GmbH	89,102	80,898	11,200	Cash and common stock
Tickle Inc.	86,040	68,915	23,130	Cash, common stock and debt
WebNeuron Services Limited (JobsAhead.com)	8,354	1,900	3,083	Cash and common stock
Emailjob.com SAS	22,288	20,650	4,504	Cash and debt
JobKorea	98,425	92,058	9,504	Cash and debt

*Net of cash acquired

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

In May 2004, the Company's Monster division purchased Tickle Inc. ("Tickle"), a market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking is expected to expand Monster's subscriber base, enhance its career-related content and further fuel its viral marketing growth. Initial consideration for this acquisition included $24,454 of net cash paid, 1,000,000 shares of the Company's common stock and minimum cash payments of $13,332 per year, over a three-year period following the acquisition date. Future minimum cash payments have been recorded as long-term debt, at their present values, in the accompanying consolidated balance sheet. Additional purchase price commitments are possible subject to Tickle achieving certain agreed-upon financial goals for each of the years ended December 31, 2004, 2005 and 2006. Such goals were exceeded in 2004 and therefore an additional $798 has been recorded in current portion of long-term debt and goodwill as of December 31, 2004. There were no additional amounts recorded in 2005. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

In February 2005, the Company's Monster division purchased Emailjob.com SAS, a leading online recruiter in France. The acquisition of Emailjob.com SAS was made to help establish Monster's leadership position in France and strengthen the Company's position in a key European market. Under the terms of the purchase agreement, the consideration for this acquisition was approximately $26,000 in cash, of which $23,000 was paid on February 11, 2005. The remaining $3,000 is payable over the twelve month period following the acquisition. The Company has incurred charges to integrate and restructure Emailjob's operations and therefore has recorded additional costs to goodwill since the acquisition date, as described in "Accrued Integration and Restructuring Costs" below. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes. The amount of intangible assets identified in connection with the acquisition is subject to finalization in the first quarter of 2006.

In October 2005, the Company's Monster division purchased JobKorea, an online recruitment web site in South Korea. The acquisition provides the Company with a leading presence in one of Asia's largest and emerging online markets. Consideration for the acquisition was $89,627, net of cash and short-term investments acquired, and approximately $3,500 payable in 2006. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Amounts charged to goodwill in the year ended December 31, 2005 and 2004 were $2,977 and $7,353, respectively, and primarily relate to the Company's acquisitions of Emailjob and jobpilot.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of December 31, 2005 and 2004, the accrued integration and restructuring liability, which is recorded as a component of accrued expenses and other current liabilities, was $7,703 and $9,492, respectively.

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

	Years Ended December 31,
	2005	2004

Revenue	$999,362	$806,735
Income from continuing operations	116,169	69,064
Net income	108,539	77,272
Basic earnings per share:
Income from continuing operations	$0.95	$0.58
Net income	$0.89	$0.64
Diluted earnings per share:
Income from continuing operations	$0.93	$0.57
Net income	$0.87	$0.63

The unaudited pro forma financial information above reflects the following:

  a.
  Additional interest expense, net of tax benefits, of approximately $136 and $608 for the years ended December 31, 2005 and 2004, respectively. Incremental interest expense has been recorded for guaranteed deferred purchase price payable for acquired companies and interest foregone on the aggregate cash paid for the acquisitions.

  b.
  Additional depreciation and amortization expense, net of tax benefits, of $1,637 and $4,825 for the years ended December 31, 2005 and 2004, respectively. Additional depreciation and amortization relate to the estimated fair value of identifiable intangible assets and proprietary software from the purchase price allocation. Identifiable intangible assets are being amortized over their estimated useful lives over a range of 1 to 12 years and proprietary software is being depreciated over its estimated useful life of 6 years.

  c.
  Additional weighted average shares outstanding of 2,147,000 for the year ended December 31, 2004. Incremental shares reflect the amounts issued upon acquisition as being outstanding from the beginning of the periods presented.

3. DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company disposed of the following businesses. The results of operations of these businesses and associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for each of the years in the period ended December 31, 2005:

  •
  On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company's Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. The loss recorded in connection with this disposition was calculated on net assets that included approximately $50,000 of goodwill. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include the Company's Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management will continue to operate that business, and accordingly, those results have been reclassified to the Company's Advertising & Communications operating segment.

  •
  On May 2, 2005, the Company sold its interests in TMP Direct, a direct marketing business, formerly part of the Company's Directional Marketing segment. The business was purchased by GECKO Inc, an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2004 and 2003:

  •
  In December 2004, the Company sold and disposed of certain Advertising & Communications businesses in Continental Europe, in order to focus more fully on our Monster business. None of these dispositions were considered material or included a significant amount of assets. The Company recognized a loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, the Company completed the sale of its wholly owned subsidiary US Motivation, Inc., formerly part of the Company's Directional Marketing segment, to General

    Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. The Company recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004. In the fourth quarter of 2005, the Company finalized the post-closing adjustment on its sale of US Motivation and recorded an additional gain of $1,746 ($1,135 net of tax) as a component of discontinued operations.

During the year ended December 31, 2003, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the year ended December 31, 2003:

    •
    On August 1, 2003, the Company terminated its joint venture arrangement with Ninemsn in Australia and New Zealand. Consequently, the Company has shut down its websites in Australia and New Zealand (Monster.au and Monster.nz) and redirected all traffic to its Monster.com website.

    •
    On March 31, 2003, the Company completed a distribution of the common stock of HH Group as a tax-free dividend to its shareholders. Shareholders of the Company's common stock received one share of HH Group for every 13 1/3 shares of Monster Worldwide, Inc. common stock owned. Prior to the distribution, HH Group was reported as the Company's eResourcing and Executive Search segments.

The following amounts relate to the assets and liabilities of the Company's disposed businesses and have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2004:

Assets of discontinued operations:	December 31, 2004
Accounts receivable, net	$123,297
Property & equipment, net	13,143
Intangibles, net	58,479
Other	16,903

Total assets of discontinued operations	$211,822

Liabilities of discontinued operations:
Accounts payable	$147,241
Accrued expenses and other liabilities	14,920

Total liabilities of discontinued operations	$162,161

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

(in thousands)	Years ended December 31,
	2005	2004	2003

Revenue	$23,402	$107,666	$221,700

Income (loss) before income taxes	$(10,763)	$12,449	$(20,980)
Income tax expense (benefit)	(4,176)	5,422	55,654

Income (loss) from discontinued operations, net of tax	(6,587)	7,027	(76,634)

Pre-tax gain (loss) on sales of discontinued businesses	(9,534)	361	—
Income tax benefit	(8,490)	(821)	—

Gain (loss) on sales of businesses, net of tax	(1,044)	1,182	—

Discontinued operations, net of tax	$(7,631)	$8,209	$(76,634)

The provision for income taxes reported in discontinued operations differs from the amount computed using the Federal statutory income tax rate primarily as a result of change in valuation allowance and non-deductible expenses in all periods presented. The year ended December 31, 2003 includes a charge to income tax expense in the amount of $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group.

4. INVESTMENTS

Marketable Securities

The following table summarizes the Company's available-for-sale investments reported as marketable securities on the accompanying consolidated balance sheet as of December 31, 2005:

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

Auction rate bonds	$ 96,350	$ —	$ 96,350
Bank time deposits	27,408	(11)	27,397

Total	$123,758	$(11)	$123,747

The following table shows all investments in an unrealized loss position for which an other-than temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months
	Fair Value	Gross Unrealized Losses

Bank time deposits	$27,397	$(11)

The Company does not have any unrealized losses that extend beyond twelve months. Management does not believe that any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2005.

Equity method investment

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company has the right to occupy three of seven seats on ChinaHR's Board of Directors. In addition, the Company also has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in ChinaHR in the event of an initial public offering or February 1, 2008, whichever comes first.

The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording 40% of ChinaHR's net results of operations from the date the Company acquired its equity interest. For the year ended December 31, 2005, the Company recorded a loss in equity interest of $3,397, which includes $742 of amortization expense. The amortization expense was recorded based on estimated identified intangible assets of $7,666, with estimated useful lives ranging from 1.5 years to 10 years. As of December 31, 2005, the carrying value of the investment was $46,758 and is recorded on the consolidated balance sheet as an investment in unconsolidated affiliate.

5. PROPERTY AND EQUIPMENT, NET

	December 31,
	2005	2004

Capitalized software costs	$101,996	$88,872
Furniture and equipment	28,723	15,143
Leasehold improvements	30,245	29,141
Computer and communications equipment	96,721	94,685

	257,685	227,841
Less: accumulated depreciation	164,333	146,426

Property and equipment, net	$93,352	$81,415

At December 31, 2005 and 2004, property and equipment includes equipment financed with capital leases with a cost of $19,567 and $18,803, respectively, and accumulated depreciation of $17,576 and $16,528, respectively. Depreciation expense was $28,262, $25,785 and $21,551 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2005, the Company acquired two businesses and preliminarily recorded $112,708 of goodwill and $14,008 of identifiable intangible assets. In addition, $2,977 of acquisition related integration and restructuring costs were charged to goodwill in 2005 period. Due to a strengthening U.S. dollar, there was an offsetting decrease in goodwill and intangible assets in 2005. Compared to the prior period, intangible asset balances were translated into U.S. dollars at significantly lower exchange rates at December 31, 2005. Currencies that most affected the Company's financial position were the British Pound, Euro, Swedish Krona and Korean Won.

Goodwill by operating segment is as follows:

	December 31,
	2005	2004

Monster	$521,717	$444,069
Advertising & Communications	157,291	163,684

Goodwill	$679,008	$607,753

The Company's intangible assets consist of the following:

	December 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)

Intangible Assets:
Trademarks/Internet Domains	$14,355	$—	$13,012	$—	Indefinite lived
Customer relationships	52,304	(14,972)	44,881	(8,090)	5 to 30
Non-compete agreements	3,960	(473)	3,910	(954)	2 to 6
Other	4,089	(2,593)	4,573	(347)	4 to 10

Total	$74,708	$(18,038)	$66,376	$(9,391)

The Company recorded amortization expense of $9,693, $7,243 and $1,799 on its intangible assets for the years ended December 31, 2005, 2004 and 2003, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is as follows:

	2006	2007	2008	2009	2010

Estimated amortization expense	$8,848	$6,348	$6,125	$4,993	$3,597

7. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

In 2002 and 2003, the Company announced reorganization initiatives to streamline its operations, spin-off HH Group, lower its cost structure, integrate businesses previously acquired and improve its return on capital. The reorganization program included workforce reduction, consolidation of excess facilities, restructuring of certain business functions and other special charges, primarily for exiting activities that were no longer part of the Company's strategic plan. In the fourth quarter of 2002, the Company announced further reorganization efforts related to the spin-off of HH Group. These reorganization and spin-off costs consisted of workforce reduction, office consolidation costs, related asset write-offs, professional fees and other special charges. Substantially all of these charges were recorded in the fourth quarter of 2002 and first quarter of 2003. The following table details the components of the charge the Company incurred relating to its continuing operations during the year ended December 31, 2003:

Year Ended December 31, 2003

Workforce reduction	$4,279
Consolidation of excess facilities	31,414
Professional fees and other	9,703

Total	$45,396

As of December 31, 2005 and 2004, the Company's consolidated balance sheet contained accrued expenses of $15,607 and $21,595, respectively for future reorganization liabilities. These liabilities primarily relate to real estate provisions in North America and Europe.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2005	2004	2003

Interest paid	$2,252	$854	$3,788
Income taxes paid (refunded)	$1,810	$(1,052)	$(22,375)

Non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2005	2004	2003

Fair value of assets acquired	$173,913	$273,412	$21,344
Less: Liabilities assumed	(19,150)	(37,336)	(3,582)
Liabilities created in connection with business combinations	(6,414)	(59,252)	(1,690)
Common stock issued in connection with business combinations	—	(56,940)	—

Payments for acquisitions and intangible assets, net of cash acquired	$148,349	$119,884	$16,072

Capital lease obligations incurred	$773	$2,396	$1,419

9. FINANCING AGREEMENT

The Company has a secured revolving credit facility that provides for maximum borrowings of $100,000 and provided that certain conditions are met, the Company may increase the maximum borrowing amount to $125,000. The credit facility expires June 30, 2008 and is secured by substantially all of the Company's assets and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, repurchase its common stock, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement.

The amount available for drawing under the credit facility is not dependent upon the amount or nature of the Company's accounts receivable balances. At December 31, 2005, the utilized portion of this credit facility was $3,509 for standby letters of credit and $96,491 was unused. At December 31, 2005, the prime rate, federal funds rate, and one month LIBOR were 7.25%, 4.09% and 4.39%, respectively.

10. DEBT

The Company's debt consists of the following:

	December 31,
	2005	2004

Borrowings under financing agreement (see Note 9)	$—	$—
Notes payable to former owners of Tickle, Inc., non-interest bearing, interest imputed at 3.5%, due annually through 2007	25,964	39,262
Notes payable to former owners of Military Advantage, Inc., non-interest bearing, interest imputed at 1.5%, due 2006	7,384	14,645
Notes payable to former owners of QuickHire, Inc., non-interest bearing due March, 2006	7,003	5,692
Notes payable to former owners of JobKorea; non-interest bearing, interest imputed at 7.25%, due 2006	3,472	—
Notes payable to former owners of Emailjob.com SAS, non-interest bearing, interest imputed at 7.25%, due 2006	1,361	—
Capitalized lease obligations, payable with interest from 2% to 11%, due in varying installments through 2007	255	1,889
Other notes payable, interest rates ranging from 3% to 10%, due in varying installments through 2011	1,617	1,749

	47,056	63,237
Less: current portion	31,378	29,262

Long-term debt	$15,678	$33,975

The following table presents future principal payments on debt:

Year:
2006	$31,378
2007	14,726
2008	334
2009	334
2010	188
Thereafter	96

$47,056

11. STOCKHOLDERS' EQUITY

(A) Common and Class B Common Stock

Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

(B) Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. In December 2005, the Company repurchased 200,000 shares of its common stock for an aggregate purchase price of $7,907. In addition, in April 2005, the Company withheld shares to satisfy tax withholding liabilities upon the vesting of restricted stock for a former executive employee. The value of the shares at the time of vesting was $1,397 and was recorded as a component of treasury stock.

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

In December 1998, the Company adopted a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 1999 Plan, no options are available for future grants under the 1996 Plans. Stock options granted under the 1999 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code. Stock options awarded by the Company generally have an exercise price of 100% of the fair market value of the common stock on the date of grant, a ten-year term and become exercisable in accordance with a vesting schedule determined by the Board. The total number of shares of the common stock of the Company that may be granted under the 1999

Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2005, approximately 9,373,047 options were exercisable and 6,266,325 options were available for future grants.

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

	December 31, 2005		December 31, 2004		December 31, 2003
(thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,999	$26.20	17,387	$25.09	18,747	$28.91
Granted	344	28.96	6,301	28.58	2,272	14.40
Spin-off adjustment	—	—	—	—	1,148	—
Exercised	(4,853)	19.58	(2,447)	18.72	(1,103)	15.00
Forfeited/cancelled	(817)	30.85	(2,242)	31.70	(3,677)	32.10

Outstanding at end of year	13,673	$27.94	18,999	$26.20	17,387	$25.09

Options exercisable at year-end	9,373	$27.56	10,023	$27.31	11,778	$28.09
Weighted average fair value of options granted during the year		$28.96		$28.60		$8.92

The following table summarizes information about stock options outstanding at December 31, 2005 (share amounts in thousands):

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.00 to $20.00	2,392	$10.63	5.4	2,392	$10.63
20.01 to 26.00	5,068	23.81	6.3	2,926	23.18
26.01 to 32.00	1,105	28.86	6.3	713	28.66
32.01 to 50.00	4,415	37.13	7.1	2,649	39.45
50.01 to 97.34	693	57.86	4.3	693	57.86

Total	13,673	27.94		9,373	$27.56

12.    INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

Domestic	$170,063	$93,921	$(346)
Foreign	12,583	3,612	3,263

Income from continuing operations before income taxes	$182,646	$97,533	$2,917

Income taxes relating to the Company's continuing operations are as follows:

	Years Ended December 31,
	2005	2004	2003

Current income taxes:
U.S. Federal	$39,162	$14,175	$2,589
State and local	7,322	2,725	429
Foreign	1,194	(7,346)	(1,701)

Total current income taxes	47,678	9,554	1,317

Deferred income taxes:
U.S. Federal	17,926	14,522	3,564
State and local	3,399	2,593	684
Foreign	(4,817)	5,969	2,582

Total deferred income taxes	16,508	23,084	6,830

Income taxes	$64,186	$32,638	$8,147

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$3,656	$3,827
Accrued expenses and other liabilities	1,735	2,911
Accrued business reorganization and spin-off costs	5,963	7,098
Other reserves not currently deductible	—	3,843
Investments in foreign entities discontinued	—	12,600
Tax loss carry forwards	82,684	80,627
Tax credits	—	738
Valuation allowance	(62,772)	(77,907)

Deferred tax assets	31,266	33,737

Deferred tax liabilities:
Property and equipment	(6,963)	(4,629)
Intangibles	(41,663)	(28,464)

Deferred tax liabilities	(48,626)	(33,093)

Net deferred tax assets (liabilities)	$(17,360)	$644

As of December 31, 2005 and 2004, net current deferred tax assets were $8,048 and $12,597 respectively, and net non-current deferred tax assets were $19,989 and $10,166 respectively. Net non-current deferred tax liabilities were $45,397 and $22,119 as of December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company has net operating loss carry forwards, for U.S. Federal tax purposes of approximately $9,000 which expire in 2020 and operating loss carry forwards in the United Kingdom of approximately $55,000 with no expiration periods. In addition, the Company also has approximately $169,000 of net operating loss carry forwards in various other countries throughout the world, of which approximately $139,000 have no expiration date and $30,000 of which expire in years 2007 through 2016.

Realization of the Company's net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in foreign jurisdictions. Accordingly, a valuation allowance has been established for these tax benefits. During the year ended December 31, 2005, a valuation allowance on a portion of these deferred tax assets was reversed due to taxable income generated in 2005 and expected future taxable income. The valuation allowance decreased by a total of $15,135 of which $2,800 was attributable to tax deductions generated from exercises of employee stock options for which the tax benefit was credited to paid in capital.

Acquired tax losses, whose ultimate realization is uncertain, represent $20,554 of the valuation allowance. In the event these losses are ultimately realized, the resulting tax benefit will be credited to goodwill of the related acquisition.

Income taxes related to the Company's continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003

Income taxes at Federal statutory rate	$63,926	$34,137	$1,021
State income taxes, net of Federal income tax effect	6,804	3,719	624
Tax exempt interest income	(914)	—	—
Non-deductible meals and entertainment	507	1,073	1,229
Effect of foreign operations	(1,235)	(4,338)	(7,172)
Change in valuation allowance	(4,902)	(2,768)	7,085
Nondeductible business reorganization and other special charges	—	—	4,499
Other	—	815	861

Income taxes	$64,186	$32,638	$8,147

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

13. COMMITMENTS AND CONTINGENCIES

(A) Leases

The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates through 2015. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under capital leases, non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2005:

	Capital Leases	Operating Leases	Sublease Income

2006	$175	$36,361	$9,264
2007	90	34,872	8,854
2008	—	33,296	8,268
2009	—	31,104	7,683
2010	—	25,891	6,341
Thereafter	—	127,748	40,757

	265	$289,272	$81,167

Less: Amount representing interest	10

Present value of minimum lease payments	255
Less: Current portion	175

	$80

Total rent and related expenses under operating leases was $36,522, $30,673 and $27,480 for each of the three years ended December 31, 2005. Operating lease obligations after 2010 relate primarily to office facilities.

(B) Consulting, Employment and Non-compete Agreements

The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key management personnel and former owners of acquired businesses. Employment agreements with key members of management are generally at-will and provide for an unspecified term and for specified notice or the payment of severance in certain circumstances. Mr. Andrew J. McKelvey, the Company's Chairman and Chief Executive Officer ("CEO") has an agreement that provides for automatic renewal for one-year terms except in the event of timely notice of non-renewal and also provides for the payment of severance in certain circumstances. Mr. Paul Camara, an executive officer of the Company, has an agreement that provides for a term through December 31, 2007 and for the payment of severance in certain circumstances.

(C) Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of Monster Worldwide common stock. As a result, salaries and related expenses contain $4,100, $2,203 and $2,018 of non-cash employer matching contributions related to the Company's continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $3,635, $3,302 and $2,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

14. RELATED PARTY TRANSACTIONS

Through May 2, 2005, the Company leased an office from an entity in which its CEO and other directors and executive officers, had an approximately 84% ownership interest. This lease was terminated on May 2, 2005 in connection with the disposition of the Company's TMP Direct marketing business, and the Company no longer occupies this space. Rent expense paid in 2005 through the disposition date was approximately $185.

The Company periodically pays for its use of an aircraft which through December 31, 2003 was owned by a holding company that was controlled by the CEO. On December 31, 2003, Mr. McKelvey sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group ("The Marquette Group"), however Mr. McKelvey continues to have obligations to a third party lender with respect to the aircraft. Commencing June 17, 2003, the Company has had agreements with third-party chartering companies unaffiliated with the Company, Mr. McKelvey or The Marquette Group which have governed the Company's use of the aircraft. During the years ended December 31, 2005, 2004 and 2003, $1,254, $685 and $540, respectively, were charged to office and general expense for use of the aircraft.

The Company leases office space to an investment company that is 50% owned by Andrew J. McKelvey. Rental income received from the investment company was $36, $67 and $17 in the years ended December 31, 2005, 2004 and 2003, respectively.

Stuart McKelvey, the son of Andrew J. McKelvey, served as President of the Company's Directional Marketing ("DM") division through June 1, 2005. For the period January 1, 2005 through June 1, 2005, Stuart McKelvey received base salary of $162 from the Company. On June 1, 2005, the Company sold its DM division to an affiliate of a private equity firm (the "buyer"). In connection with the sale of its Directional Marketing division, the Company paid a bonus of $110 to Stuart McKelvey. Neither the Company nor any of its subsidiaries has any obligation to Stuart McKelvey. Stuart McKelvey is employed by the buyer and invested $250 of his own money into the sold DM business, for a 1.5% equity interest. In addition, Stuart McKelvey also has the ability, subject to business performance and time-based vesting, to receive up to a 7.5% equity interest in DM.

15. SEGMENT AND GEOGRAPHIC DATA

The Company operates in two business segments: Monster and Advertising & Communications. In June 2005, the Company changed its operating segment structure to report Corporate operating expenses separately. Accordingly, corporate level operating expenses are not allocated to the Company's operating segments. In addition, the Company's Advertising & Communications segment has been restated to reflect certain businesses that were transferred to it, upon the sale of the Company's former Directional Marketing segment (See Note 3), The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $25,733, $13,272 and $13,227 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following tables present the Company's operations by business segment and by geographic region:

	Years ended December 31,
Revenue	2005	2004	2003

Monster	$818,271	$593,909	$412,796
Advertising & Communications	168,646	162,222	139,302

Total revenue	$986,917	$756,131	$552,098

	Years ended December 31,
Operating Income	2005	2004	2003(a)

Monster	$206,499	$135,968	$78,861
Advertising & Communications	15,112	2,192	(23,523)
Corporate expenses	(45,194)	(39,617)	(51,176)

Operating income	$176,417	$98,543	$4,162

	Years ended December 31,
Revenue by Geographic Region(b)	2005	2004	2003

United States	$703,760	$550,468	$407,998
United Kingdom	98,076	95,376	81,185
Continental Europe	140,141	82,821	38,761
Other(c)	44,940	27,466	24,154

Total	$986,917	$756,131	$552,098

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets as of December 31,	2005	2004

Monster	$956,161	$747,066
Advertising & Communications	348,437	364,014
Corporate	326,480	161,598
Shared Assets(d)	47,637	59,113
Assets of discontinued operations	—	211,822

Total	$1,678,715	$1,543,613

  (a)
  Includes business reorganization, spin-off and other special charges for the year ended December 31, 2003 as follows:

Business reorganization, spin-off and other special charges	Year Ended December 31, 2003

Monster	$14,198
Advertising & Communications	15,687
Corporate	15,511

Total	$45,396

  (b)
  Revenues are attributed to countries based on location of customer.

  (c)
  Includes Canada and the Asia Pacific region.

  (d)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2005	First	Second	Third	Fourth	Full Year

Revenue:
Monster	$189,534	$198,091	$206,834	$223,812	$818,271
Advertising & Communications	42,519	40,888	42,454	42,785	168,646

Total revenue	232,053	238,979	249,288	266,597	986,917

Salaries and related	100,556	105,564	109,332	111,774	427,226
Office and general	46,382	46,862	45,931	48,029	187,204
Marketing and promotion	48,446	47,692	46,296	53,636	196,070

Total operating expenses	195,384	200,118	201,559	213,439	810,500

Operating income	36,669	38,861	47,729	53,158	176,417
Interest and other, net	(67)	1,043	715	4,538	6,229

Income from continuing operations before income taxes	36,602	39,904	48,444	57,696	182,646
Income taxes	13,068	13,967	16,955	20,196	64,186
Losses in equity interests	(209)	(367)	(641)	(2,180)	(3,397)

Income from continuing operations	23,325	25,570	30,848	35,320	115,063
Income (loss) from discontinued operations, net of tax	(2,755)	(5,994)	(27)	1,145	(7,631)

Net income	$20,570	$19,576	$30,821	$36,465	$107,432

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.19	$0.21	$0.25	$0.28	$0.94
Income (loss) from discontinued operations, net of tax	(0.02)	(0.05)	—	0.01	(0.06)

Net income	$0.17	$0.16	$0.25	$0.29	$0.88

Diluted earnings (loss) per share:(1)
Income from continuing operations	$0.19	$0.21	$0.25	$0.28	$0.92
Income (loss) from discontinued operations, net of tax	(0.02)	(0.05)	—	0.01	(0.06)

Net income	$0.17	$0.16	$0.25	$0.29	$0.86

Weighted average shares outstanding:
Basic	120,655	121,049	122,128	124,348	122,055
Diluted	123,577	123,181	124,757	127,418	125,038
Market price range common stock(2)
High	$32.39	$29.04	$32.36	$41.36
Low	$26.97	$22.92	$28.29	$28.86

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

  2.
  Monster Worldwide's common stock (symbol MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,509 stockholders of record of our common stock on December 31, 2005. All stock prices are closing prices per NASDAQ.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2004	First	Second	Third	Fourth	Full Year

Revenue:
Monster	$122,162	$141,904	$157,679	$172,164	$593,909
Advertising & Communications	39,048	39,424	40,940	42,810	162,222

Total revenue	161,210	181,328	198,619	214,974	756,131

Salaries and related	71,469	82,353	92,124	102,308	348,254
Office and general	35,546	38,202	42,706	42,521	158,975
Marketing and promotion	37,845	38,086	37,349	37,079	150,359

Total operating expenses	144,860	158,641	172,179	181,908	657,588

Operating income	16,350	22,687	26,440	33,066	98,543
Interest and other, net	(286)	(429)	(227)	(68)	(1,010)

Income from continuing operations before income taxes	16,064	22,258	26,213	32,998	97,533
Income taxes	5,335	7,428	8,532	11,343	32,638

Income from continuing operations	10,729	14,830	17,681	21,655	64,895
Income from discontinued operations, net of tax	1,676	1,410	2,307	2,816	8,209

Net income	$12,405	$16,240	$19,988	$24,471	$73,104

Basic earnings per share:(1)
Income from continuing operations	$0.09	$0.13	$0.15	$0.18	$0.55
Income from discontinued operations, net of tax	0.02	0.01	0.02	0.02	0.07

Net income	$0.11	$0.14	$0.17	$0.20	$0.62

Diluted earnings per share:(1)
Income from continuing operations	$0.09	$0.12	$0.15	$0.18	$0.54
Income from discontinued operations, net of tax	0.01	0.01	0.02	0.02	0.07

Net income	$0.11	$0.14	$0.17	$0.20	$0.61

Weighted average shares outstanding:
Basic	115,533	117,431	118,584	119,373	117,738
Diluted	118,030	120,192	120,351	122,353	120,075
Market price range common stock(2)
High	$26.69	$29.00	$24.84	$33.83
Low	$20.55	$23.81	$17.93	$24.20

  1.
  Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter. In addition, diluted earnings per share in the first and second quarters of 2004 do not add due to rounding.

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

ITEM 9. CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Monster Worldwide, Inc. (the "Company") maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisitions of Emailjob and JobKorea which were completed in 2005. The contribution from the Emailjob and JobKorea acquisitions represents approximately 0.7% and 0.4% of consolidated revenues and 1.4% and 0.7% of income from continuing operations before income taxes for the year ended December 31, 2005, respectively. Refer to Note 2 to the consolidated financial statements for further discussion of the Emailjob and JobKorea acquisitions and other acquisitions and their impact on the Company's consolidated financial statements.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

The Company's independent registered public accounting firm has issued its report on our assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Monster Worldwide, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Monster Worldwide, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Emailjob.com SAS and JobKorea, which is included in the 2005 consolidated financial statements of Monster Worldwide, Inc. and constituted approximately 0.7% and 0.4% of consolidated revenues and 1.4% and 0.7% of income from continuing operations before income taxes for the year ended December 31, 2005, respectively. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2005. Refer to Note 2 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, management's assessment that Monster Worldwide, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 3, 2006 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 3, 2006

ITEM 9B. OTHER INFORMATION

In December 1996 we filed a Registration Statement on Form S-8 (the "1996 S-8") with the Securities and Exchange Commission in connection with the registration of 600,000 shares of our common stock to be used under our 401(k) Savings Plan for issuances and purchases of our common stock. The total number of such issuances and purchases to date has inadvertently exceeded the 600,000 shares of our common stock registered for this purpose under the 1996 S-8, which excess issuances and purchases may constitute violations of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"). Remedies available to the 401(k) Savings Plan participants who received shares that were not covered by the 1996 S-8 (the "Uncovered Shares") may include their right to rescind their acquisition of such shares. Generally, the Securities Act requires that a claim for the violation of Section 5 be brought within one year after the relevant event. We believe that if Plan participants who acquired Uncovered Shares demanded rescission of their acquisition of these shares within the applicable time frame, our exposure, if any, would be immaterial. We have since filed a new Registration Statement on Form S-8 in respect of future issuances and purchases under our 401(k) Savings Plan.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See "Part I—Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Company's website. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Company's Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company's website within four business days following the date of amendment or waiver. The Company's website address is www.monsterworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
DOCUMENT LIST

1.
Financial Statements

  The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.
Financial Statement Schedules

  None.

3.
Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)
The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.14, 10.18, 10.22, 10.23, 10.24, 10.25,10.26. 10.27, 10.28, 10.29, 10.30, 10.31, 10,32, 10.33, 10.34, 10.35, 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42, 10.45 and 10.46 are management contracts, compensatory plans or arrangements):

Exhibit Number	Description
2.1	Distribution Agreement, dated March 31, 2003, by and between the Company and Hudson Highland Group, Inc.(2)
2.2	Asset and Stock Purchase Agreement, dated July 31, 2003, by and among QuickHire, ITI, Chris McCarrick, Bryan Hochstein and the Company.(4)
2.3	Deed of Termination of Monster.com Australia and New Zealand Joint Venture, by and among, the Company, TMP Worldwide Pty Limited, Monster.com Asia Pacific Pty Limited, Ninemsn Investments Pty Limited, Monster.com A&NZ Pty Ltd. and Ecorp Limited.(5)
2.4	Stock Purchase Agreement, dated October 5, 2004, by and among the Company, General Yellow Pages Consultants, Inc. d/b/a The Marquette Group and US Motivation, Inc.(6)
2.5	Stock Purchase Agreement, made as of May 2, 2005, by and among GECKO Inc., George R. Eisele, Daniel S. Collins and the Company.(16)
2.6	Purchase Agreement, made as of June 1, 2005, by and among the Company, TMP Directional Marketing, LLC and TMP DM, Inc.(17)
3.1	Certificate of Incorporation.**
3.2	First Amendment to Certificate of Incorporation.†††
3.3	Certificate of Ownership and Merger of Monster Worldwide, Inc. into TMP Worldwide Inc.(3)
3.4	Amended and Restated Bylaws of TMP Worldwide Inc.††††
4.1	Form of Common Stock Certificate.(3)
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.**
10.2	Form of Indemnification Agreement.**
10.3	1996 Stock Option Plan.**
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.**
10.5	1996 Stock Option Plan for Non-Employee Directors.**
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**
10.7	1999 Long Term Incentive Plan, as amended.(18)
10.8	Form of Stock Option Agreement for certain employees and executive officers.(7)
10.9	Form of Stock Bonus Agreement for certain employees and executive officers.(13)
10.10	Form of Stock Bonus Agreement for certain employees and executive officers.(23)
10.11	Form of 2005 Management Incentive Plan and Performance Goals under the Company's 1999 Long Term Incentive Plan for Brian Farrey.(14)
10.12	Lease, dated as of October 31, 1978, between Telephone Marketing Programs, Inc. and PDC Realty Inc. as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.**
10.13	Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing, Inc.**
10.14	Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by Amendment 1 to Agreement, dated as of September 5, 1996.**
10.15	Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**

10.16	Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide Inc. as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**
10.17	Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs, Inc.**
10.18	Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(19)
10.19	Consulting Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(19)
10.20	Subscription Agreement, dated July 15, 2005, between the Company and Eons, Inc.(19)
10.21	Right of First Refusal Agreement, dated July 15, 2005, by and among Eons, Inc., Jeffrey C. Taylor, General Catalyst Partners II, L.P. and the Company.(19)
10.22	Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and Andrew J. McKelvey.†
10.23	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.††
10.24	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between TMP Worldwide Inc. and Andrew J. McKelvey.(1)
10.25	Amendment No. 4 to Employment Agreement, dated April 1, 2004, between the Company and Andrew J. McKelvey.(8)
10.26	Amendment to employment letter, dated September 8, 2005, by and between the Company and Andrew J. McKelvey.(20)
10.27	Agreement and General Release, dated March 16, 2005, by and between the Company and Michael Sileck.(13)
10.28	Employment Letter, dated March 14, 2005, by and between the Company and Charles Baker.(13)
10.29	Amendment to employment letter, dated September 8, 2005, by and between the Company and Charles Baker.(20)
10.30	Employment Letter, dated September 28, 2005, by and between the Company and Paul Camara.(21)
10.31	Restated Employment Letter, dated February 7, 2006, between the Company and William Pastore.(25)
10.32	Employment Letter Agreement, dated September 24, 2002, by and between the Company and John Mclaughlin.(9)
10.33	Employment Letter Amendment, dated April 1, 2003, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.34	Employment Letter Amendment, dated June 16, 2004, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.35	Employment Letter Amendment, dated June 16, 2005, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(18)
10.36	Amendment to employment letter, dated September 8, 2005, by and between the Company and John Mclaughlin.(20)
10.37	Employment Letter, dated September 8, 2005, by and between the Company and Steven Pogorzelski.(20)

10.38	Employment Letter, dated September 8, 2005, by and between the Company and Douglas E. Klinger.(20)
10.39	Amendment to employment letter, dated September 8, 2005, by and between the Company and Myron Olesnyckyj.(20)
10.40	Amendment to employment letter, dated September 8, 2005, by and between the Company and Brian Farrey.(20)
10.41	Letter Agreement, dated December 16, 2005, between the Company and Brad Baker.(22)
10.42	Letter Agreement, dated December 19, 2005, between the Company and Chris Power.(22)
10.43	Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide Ltd.*
10.44	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and TMP Worldwide Inc.***
10.45	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.(3)
10.46	Amendment to employment letter, dated September 8, 2005, by and between the Company and Peter Dolphin.(20)
10.47	Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(10)
10.48	Amendment No. 1, dated January 31, 2006, to the Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, by and among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(24)
10.49	Charter Agreement, dated April 29, 2005, by and between the Company and ProFlite LLC.(15)
10.50	Amendment to Agreement, dated December 16, 2005, between the Company and ProFlite LLC.(22)
10.51	Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(11)
10.52	Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited, the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(12)
10.53	Sublease, dated as of May 2, 2005, by and between the Company and GECKO Inc.(16)
10.54	License Agreement, made as of May 2, 2005, by and between the Company and GECKO Inc.(16)
10.55	Agreement, dated July 14, 2005, between GECKO Inc. and the Company.(19)
21	Subsidiaries of the Company.(3)
23.1	Consent of BDO Seidman, LLP.

31.1	Certification by Andrew J. McKelvey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Andrew J. McKelvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).
**	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).
***	Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 333-93065).
†	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (Registration No. 000-21571).
††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. Commission File No. 000-21571)
†††	Incorporated by reference to Exhibits to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2001. (Commission File No. 000-21571)
††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission File No. 000-21571)
(1)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 3, 2002 (Commission File No. 000- 21571).

(2)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 31, 2003. (Commission File No. 000-21571)

(3)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003. (Commission File No. 000-21571)

(4)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 31, 2003. (Commission File No. 000-21571)

(5)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 15, 2003. (Commission File No. 000-21571)

(6)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 5, 2004. (Commission File No. 000-21571)

(7)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 28, 2004. (Commission File No. 000-21571)

(8)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 1, 2004. (Commission File No. 000-21571)

(9)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004. (Commission File No. 000-21571)

(10)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 14, 2005. (Commission File No. 000-21571)

(11)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 30, 2005. (Commission File No. 000-21571)

(12)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K/A dated January 30, 2005 (Commission File No. 000-21571). A request for confidential treatment was granted with respect to certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(13)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 14, 2005. (Commission File No. 000-21571)

(14)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 29, 2005. (Commission File No. 000-21571)

(15)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 29, 2005. (Commission File No. 000-21571)

(16)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated May 2, 2005. (Commission File No. 000-21571)

(17)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 1, 2005. (Commission File No. 000-21571)

(18)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 16, 2005. (Commission File No. 000-21571)

(19)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 14, 2005. (Commission File No. 000-21571)

(20)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated September 8, 2005. (Commission File No. 000-21571)

(21)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated September 28, 2005. (Commission File No. 000-21571)

(22)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 14, 2005. (Commission File No. 000-21571)

(23)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 18, 2006. (Commission File No. 000-21571)

(24)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 31, 2006. (Commission File No. 000-21571)

(25)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 7, 2006. (Commission File No. 000-21571)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)
BY:	/S/ ANDREW J. MCKELVEY Andrew J. McKelvey Chairman of the Board and Chief Executive Officer

Dated: February 16, 2006

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ ANDREW J. MCKELVEY Andrew J. McKelvey	Chairman of the Board, CEO and Director (principal executive officer)	February 16, 2006
/s/ CHARLES BAKER Charles Baker	Chief Financial Officer (principal financial officer)	February 16, 2006
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Chief Accounting Officer and Global Controller (principal accounting officer)	February 16, 2006
/s/ GEORGE R. EISELE George R. Eisele	Director	February 16, 2006

/s/ RONALD KRAMER Ronald Kramer	Director	February 16, 2006

/s/ MICHAEL KAUFMAN Michael Kaufman	Director	February 16, 2006

/s/ JOHN SWANN John Swann	Director	February 16, 2006

/s/ JOHN GAULDING John Gaulding	Director	February 16, 2006

/s/ DAVID STEIN David Stein	Director	February 16, 2006

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