Form 10-Q
period 2006-03-31
MONSTER WORLDWIDE INC
filed 2006-05-10
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of May 1, 2006, the latest practicable date.

Class	Outstanding on May 1, 2006
Common Stock	123,607,036
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page
		No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated statements of operations	3
	Consolidated balance sheets	4
	Consolidated statements of cash flows	5
	Notes to consolidated financial statements	6
	Report of Independent Registered Public Accounting Firm	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$291,747	$228,524
Salaries and related	113,348	97,659
Office and general	54,804	45,399
Marketing and promotion	66,117	48,411
Total operating expenses	234,269	191,469
Operating income	57,478	37,055
Interest and other, net	3,342	(82)
Income from continuing operations before income taxes and equity interests	60,820	36,973
Income taxes	22,149	13,068
Losses in equity interests	(1,241)	(209)
Income from continuing operations	37,430	23,696
Income (loss) from discontinued operations, net of tax	4,832	(3,126)
Net income	$42,262	$20,570
Basic earnings per share:
Earnings per share from continuing operations	$0.30	$0.20
Income (loss) per share from discontinued operations, net of tax	0.04	(0.03)
Basic earnings per share*	$0.33	$0.17
Diluted earnings per share:
Earnings per share from continuing operations	$0.29	$0.19
Income (loss) per share from discontinued operations, net of tax	0.04	(0.03)
Diluted earnings per share*	$0.32	$0.17
Weighted average shares outstanding:
Basic	126,753	120,655
Diluted	130,619	123,577

* - Basic earnings per share for the three months ended March 31, 2006 and diluted earnings per share for the three months ended March 31, 2006 and 2005 do not add due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	March 31, 2006	December 31,
	(Unaudited)	2005
Current assets:
Cash and cash equivalents	$166,035	$196,597
Available-for-sale securities	221,019	123,747
Accounts receivable, net of allowance for doubtful accounts of $15,831 and
$14,067	384,985	382,606
Prepaid and other	62,187	59,711
Current assets of discontinued operations	—	10,398
Total current assets	834,226	773,059
Property and equipment, net	94,974	92,034
Goodwill	689,803	679,008
Intangibles, net	54,541	56,670
Investment in unconsolidated affiliate	65,480	46,758
Other assets	30,544	29,939
Non-current assets of discontinued operations	—	1,247
Total assets	$1,769,568	$1,678,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,532	$106,154
Accrued expenses and other current liabilities	178,818	176,362
Income taxes payable	37,248	40,045
Deferred revenue	345,040	328,902
Current portion of long-term debt	21,789	31,378
Current liabilities of discontinued operations	—	13,747
Total current liabilities	700,427	696,588
Long-term debt, less current portion	3,093	15,678
Deferred income taxes	46,065	45,396
Other long-term liabilities	1,399	1,241
Long-term liabilities of discontinued operations	—	137
Total liabilities	750,984	759,040
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and
outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 124,617 and 121,830 shares, respectively; outstanding: 123,310 and 120,703 shares,
respectively	124	122
Class B common stock, $.001 par value, authorized 39,000 shares; issued and
outstanding: 4,762 shares	5	5
Additional paid-in capital	1,358,758	1,267,741
Accumulated other comprehensive income	42,979	35,518
Unamortized stock based compensation	(46,236)	(4,403)
Retained deficit	(337,046)	(379,308)
Total stockholders’ equity	1,018,584	919,675
Total liabilities and stockholders’ equity	$1,769,568	$1,678,715

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$42,262	$20,570
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) Loss from discontinued operations, net of tax	(4,832)	3,126
Depreciation and amortization of intangibles	10,694	9,119
Provision for doubtful accounts	3,745	2,315
Tax benefit on stock based compensation	17,315	581
Excess tax benefit on stock option exercises	(17,051)	—
Non-cash compensation	2,068	1,447
Common stock issued for matching contribution to 401(k) plan	996	741
Deferred income taxes	1,163	8,854
Minority interests and other	1,235	280
Changes in assets and liabilities, net of business combinations:
Accounts Receivable	(6,123)	7,607
Prepaid and other	(375)	1,742
Deferred revenue	16,138	6,728
Accounts payable, accrued liabilities and other	11,281	(7,875)
Net cash used for operating activities of discontinued operations	(2,234)	(13,872)
Total adjustments	34,020	20,793
Net cash provided by operating activities	76,282	41,363
Cash flows used for investing activities:
Capital expenditures	(10,925)	(7,881)
Purchase of marketable securities	(334,990)	—
Sales and maturities of marketable securities	238,001
Payments for acquisitions and intangible assets, net of cash acquired	(23,655)	(42,477)
Investment in unconsolidated affiliate	(19,936)	(50,137)
Sale of long-term investment and other	—	1,446
Net cash used for investing activities of discontinued operations	(960)	(752)
Net cash used for investing activities	(152,465)	(99,801)
Cash flows provided by financing activities:
Payments on capital lease obligations	(276)	(507)
Proceeds from exercise of employee stock options	59,594	3,653
Excess tax benefits on stock option exercises	17,051	—
Repurchase of common stock	(8,537)	—
Structured stock repurchase, net	(22,758)	—
Net cash provided by financing activities	45,074	3,146
Effects of exchange rates on cash	547	(1,894)
Net decrease in cash and cash equivalents	(30,562)	(57,186)
Cash and cash equivalents, beginning of period	196,597	198,111
Cash and cash equivalents, end of period	$166,035	$140,925
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,917	$1,089
Cash paid for income taxes	$673	$893
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$—	$10,236

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (the “Company”) has continuing operations that consist of four reportable segments:  Monster Careers - North America; Monster Careers - International; Internet Advertising and Fees; and Advertising & Communications. These segments provide services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

Monster Careers.   The Company’s Monster Careers segments (both North America and International) predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases and other career-related services. The Company’s Monster Careers segments operate globally.

Internet Advertising and Fees.   The Company’s Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to premium services. Among the larger components of this segment are the Company’s Fastweb, MonsterTrak, Tickle and Military.com businesses. Prior to the first quarter of 2006, these operations were managed and reported by the Company’s “Monster” segment. Revenue from this segment is primarily earned in the United States.

Advertising & Communications.   The Company’s Advertising & Communications segment mainly earns revenue from job advertisements placed in newspapers, Internet career-related websites such as Monster, and other media, plus associated fees for related services. Revenue is recorded net of media placement costs. This segment operates primarily in North America and in the United Kingdom.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

2.   EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and restricted stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 713,000 and 5,539,000 for the three months ended March 31, 2006 and 2005, respectively.

(thousands of shares)	Three Months Ended March 31,
	2006	2005
Basic weighted average shares outstanding	126,753	120,655
Effect of common stock equivalents - stock options and stock issuable under
employee compensation plans	3,866	2,922
Diluted weighted average shares outstanding	130,619	123,577

Impact of the Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share Based Payment (“SFAS 123R”) using the modified-prospective-transition method beginning January 1, 2006. Under that transition method, stock compensation costs recognized during the three-month period ended March 31, 2006 includes: (a) compensation cost for all share based payments granted to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $264 for the three months ending March 31, 2006. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company has granted stock options and awarded non-vested stock to employees and executive officers.

At March 31, 2006, the Company has the following stock-based employee compensation plans:

Employee Stock Options.   For the three months ended March 31, 2006, the Company recognized approximately $95 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model. As of January 1, 2006, substantially all of the Company’s employee stock options were vested and the Company has not granted any stock options subsequent to January 1, 2006.

Executive Stock Bonus Arrangements.   The Company, from time to time, enters into separate share-based payment arrangements with executive officers. The terms of such agreements are subject to various specified performance and vesting conditions. As of March 31, 2006, there were approximately 421,559 non-vested shares outstanding related to executive agreements with varying exercise prices. The Company recorded the awards as a component of equity using the fair market value of the Company’s common stock on the date the award was approved by the Compensation Committee of the Board of Directors. These awards are amortized on a straight-line basis over the vesting period. For the three months ended March 31, 2006 and 2005, the Company recognized approximately $1,290 and $968, respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers.

2006 Restricted Stock Unit Plan.   On March 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 675,200 restricted stock units to approximately 350 employees of the Company (“2006 RSU Plan”). The amounts of restricted stock units awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the optimal performance-based condition becomes satisfied, the maximum number of restricted stock units will vest in 25% increments on each of March 5, 2007, March 5, 2008, March 5, 2009 and March 5, 2010, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date. The Company recorded the equity award using the fair market value of the Company’s stock on March 27, 2006, which was $48.58 and will amortize the award on a straight-line basis over the vesting period. For the three months ended March 31, 2006, the Company recorded approximately $683 of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the 2006 RSU Plan.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average Exercise	Contractual	Aggregate
(thousands of shares)	Shares	Price	Term (in years)	Intrinsic Value
Outstanding at January 1, 2006	13,673	$27.94
Granted	—	—
Exercised	(2,505)	23.74
Forfeited/expired/cancelled	(104)	47.09
Outstanding at March 31, 2006	11,064	28.74	6.2	$233,700
Options exerciseable at March 31, 2006	7,348	$28.41	5.2	$157,636

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of March 31, 2006 and the exercise price of the underlying options. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised was $59,897 and $1,802, respectively. The Company did not grant any options in the 2006 period; however, the weighted average grant date fair value of options granted in the 2005 period was $28.85. There is approximately $53 of unrecognized compensation expense related to unvested stock options awarded under our incentive plan. This cost will be recorded in the second quarter of 2006.

The following table summarizes the activity of our non-vested stock for the three months ended March 31, 2006:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2006	241,309	$29.64
Granted - 2006 RSU Plan	675,200	48.58
Granted - Executive Bonus Agreements	237,500	46.11
Vested	(57,250)	—
Non-vested at March 31, 2006	1,096,759	$46.41

As of March 31, 2006 there was approximately $32,118 and $14,065 of unrecognized compensation cost related to the Company’s 2006 RSU Plan and Executive stock bonus agreements, respectively. These awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which requires disclosure of the pro forma effects of stock option expense on net income and earnings per share. The Company’s prior period financial statements accounted for the issuance of employee stock options using Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. The pro forma effects of stock-based compensation on net income and net income per share in the 2005 period have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months
Ended March 31,
2005
Risk-free interest rate	4.2%
Volatility	42.2%
Expected life (years)	4.4

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on the Company’s operating results and per share data are as follows:

Three Months
Ended March 31,
2005
Net income as reported	$20,570
Add: Stock based employee compensation expense included in reported net income, net of tax	629
Deduct: Compensation expense determined under fair value based method for all awards, net of tax	(21,552)
Pro forma net loss	$(353)
Basic earnings per share:
Net income - as reported	$0.17
Net income - pro forma	$—
Diluted earnings per share:
Net income - as reported	$0.17
Net income - pro forma	$—

Stock Option Accelerations

During the year ended December 31, 2005, the Company accelerated the vesting date of substantially all of its unvested, outstanding stock option awards in order to avoid recognizing compensation expense in the consolidated statement of operations in the Company’s financial statements subsequent to the effectiveness of SFAS 123R on January 1, 2006. As a result of the accelerations, the Company has eliminated approximately $26,940 of compensation expense that would have been recognized in future periods.

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005.

Included in pro-forma compensation expense for the three months ended March 31, 2005 is approximately $940, net of tax, resulting from accelerated vesting that occurred in the first quarter of 2005. In addition, the pro-forma compensation expense for the three months ended March 31, 2005 includes approximately $13,910, net of tax, related to the vesting of the December 28, 2004 grant.

3.   BUSINESS COMBINATIONS

For the period January 1, 2005 through March 31, 2006, we completed two business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
Emailjob SAS	February 11, 2005	Monster Careers - International
JobKorea Co., Ltd.	October 14, 2005	Monster Careers - International

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the three months ended March 31, 2006, the Company charged $1,340 to goodwill relating to the Company’s acquisition of Emailjob.

Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company’s operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of March 31, 2006 and December 31, 2005, the Company had accrued $7,966 and $7,703, respectively, for integration and restructuring obligations, mainly future operating lease payments.

4.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. In February 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR’s net results of operations as Losses in Equity Interests in the Company’s statements of operations. Such losses reduce the carrying value of the Company’s investment in ChinaHR.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. There were no amounts outstanding under this facility at March 31, 2006.

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

5. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows:

	Three Months ended March 31,
	2006	2005
Net income	$42,262	$20,570
Foregn currency translation adjustment and other	7,461	(26,223)
Comprehensive income (loss)	$49,723	$(5,653)

6.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through March 31, 2006, the Company has repurchased 380,000 shares of its common stock for an aggregate purchase price of $16,443, of which, 180,000 shares were purchased during the three months ended March 31, 2006 for $8,537.

Structured Stock Repurchase

In March 2006, the Company entered into a $22,758 structured stock repurchase transaction. Upon maturity, if the market price of the Company’s common stock is at or above certain thresholds, the Company will have its investment returned with a premium. If the market price of the Company’s common stock is below the pre-determined price, the Company will repurchase an agreed upon number of shares.

6.   DISCONTINUED OPERATIONS

On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The sales of these businesses were the result of the Company’s ongoing assessment of its operations to support the growth of the Monster franchise in local and international markets.  The impact of the transactions and the historical operating results of these businesses have been reclassified to discontinued operations for all periods presented. The dispositions were not considered material and did not include a significant amount of assets. Included in income from discontinued operations for the three months ended March 31, 2006 is a gain on the sale of these businesses of $5,420 ($2,453 excluding the tax benefit recognized upon disposition).

During the year ended December 31, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2005:

•       On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company’s Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include the Company’s Directional Marketing operations in the United Kingdom. The Company’s European Advertising & Communications management continues to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•       On May 2, 2005, the Company sold its TMP Direct business unit, an order fulfillment business, formerly part of the Company’s Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2006.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended March 31,
	2006	2005
Revenue	$2,396	$18,414
Loss before income taxes	(662)	(4,940)
Income tax benefit	(74)	(1,814)
Loss from discontinued operations, net of tax	(588)	(3,126)
Pre-tax gain on sales of discontinued operations	2,453	—
Income tax benefit	(2,967)	—
Gain on sale of business, net of tax	5,420	—
Discontinued operations, net of tax	$4,832	$(3,126)

7.   SEGMENT AND GEOGRAPHIC DATA

As of January 1, 2006, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company’s new operating structure.  The Company conducts business in four reportable segments:  Monster Careers - North America; Monster Careers - International; Internet Advertising and Fees; and Advertising & Communications. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of our revised operating segments.

The Company’s Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $ 4,399 and $3,435 for the three months ended March 31, 2006 and 2005.

The following tables present the Company’s operations by business segment and by geographic region:

	Three Months ended March 31,
Revenue	2006	2005
Monster:
Careers - North America	$159,998	$123,556
Careers - International	64,591	41,217
Internet Advertising and Fees	32,447	24,761
Total Monster	257,036	189,534
Advertising & Communications	34,711	38,990
Total Revenue	$291,747	$228,524

	Three Months ended March 31,
Operating Income (loss)	2006	2005
Monster:
Careers - North America	$55,314	$38,656
Careers - International	1,166	(1,565)
Internet Advertising and Fees	9,627	7,356
Total Monster	66,107	44,447
Advertising & Communications	3,035	2,831
Corporate expenses	(11,664)	(10,223)
Operating Income	$57,478	$37,055

	Three Months ended March 31,
Revenue by Geographic Region	2006	2005
United States	$208,338	$165,709
United Kingdom	24,891	23,263
Continental Europe	44,606	34,779
Other (a)	13,912	4,773
Total Revenue	$291,747	$228,524

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005:

		December 31,
Total Assets by Segment	March 31, 2006	2005
Monster Careers - North America	$245,076	$244,598
Monster Careers - International	603,650	559,736
Internet Advertising & Fees	151,557	151,827
Advertising & Communications	333,355	335,084
Corporate	379,746	328,188
Shared assets (b)	56,184	47,637
Assets of discontinued operations	—	11,645
Total Assets	$1,769,568	$1,678,715

(a)              Includes Canada and the Asia-Pacific region.

(b)             Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

8. SUBSEQUENT EVENTS

On May 2, the Company acquired PWP, LLC (“PWP”), for $20,000 cash and 20,000 shares of unregistered common stock.  Under the terms of the agreement, the Company paid $17,000 upon closing and will pay the remaining $3,000 within 12 to 18 months of the closing, subject to certain conditions.  PWP was acquired by the Company’s Internet Advertising & Fees segment and owns education-related domain names.

On May 10, 2006, the Company sold its remaining TMP Worldwide Advertising & Communications businesses in Europe. The sale includes all of the Company’s Advertising & Communications businesses in the United Kingdom and Ireland.  In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The purchase price of these transactions was approximately $40,000, including approximately $31,000 in cash and a $9,000 note receivable.  These transactions allow the Company to focus its resources on the expansion and growth of Monster across local and international markets.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of March 31, 2006 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
April 26, 2006

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2005.

Overview

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world’s largest recruitment advertising agency networks. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Monster consists of three reportable segments, spans 24 countries and accounted for 88.1% of our total revenue for the three months ended March 31, 2006. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster’s job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster’s resume database and use career site hosting and applicant tracking systems and other ancillary services. In addition, Monster offers Internet advertising to a wide variety of businesses that seek to market their products and services through a broad and diverse network of online properties.

Business Combinations

For the period January 1, 2005 through March 31, 2006, we completed two business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
Emailjob SAS	February 11, 2005	Monster Careers - International
JobKorea Co., Ltd.	October 14, 2005	Monster Careers - International

Discontinued Operations

On March 1, 2006, we sold our TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The sales of these businesses were the result of our ongoing assessment of its operations to support the growth of the Monster franchise in local and international markets.  The impact of the transactions and the historical operating results of these businesses have been reclassified to discontinued operations for all periods presented. The dispositions were not considered material and did not include a significant amount of assets. Included in income from discontinued operations for the three months ended March 31, 2006 is a gain on the sale of these businesses of $5,420 ($2,453 excluding the tax benefit recognized upon disposition).

During the year ended December 31, 2005, we disposed of the following businesses that collectively comprised substantially all of our Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2005:

•       On June 1, 2005, we sold substantially all of our Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included our Yellow Pages business in North America and Japan along with its online relocation business. We recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, we returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include our Directional Marketing operations in the United Kingdom. Our European Advertising & Communications management continues to operate that business, and accordingly, those results have been reclassified to our Advertising & Communications operating segment.

•       On May 2, 2005, we sold our TMP Direct business unit, an order fulfillment business, formerly part of our Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct’s working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2006.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended March 31,
	2006	2005
Revenue	$2,396	$18,414
Loss before income taxes	(662)	(4,940)
Income tax benefit	(74)	(1,814)
Loss from discontinued operations, net of tax	(588)	(3,126)
Pre-tax gain on sales of discontinued operations	2,453	—
Income tax benefit	(2,967)	—
Gain on sale of business, net of tax	5,420	—
Discontinued operations, net of tax	$4,832	$(3,126)

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Monster Careers.   Our Monster Careers segments (both North America and International) earn revenue primarily from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising and Fees.   Our Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to our non-career premium services.

The Company recognizes revenue related to the display of advertisements on its Internet properties as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of less than one year or may be terminated at any time by the advertiser.

The Company generates revenue from the display of text based links to the websites of its advertisers that are placed on the Company’s Internet properties. The Company recognizes revenue from these arrangements as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

The Company generates revenue from “leads” that it provides to third-party advertisers. “Leads” consist of information solicited by an advertiser by way of the Company’s website. When a user provides the requested information, the Company turns over such information to the advertiser for a predetermined fee, at which time, revenue is recognized. Agreements to provide such information generally have terms that define the number of leads and time period over which they must be provided to the advertiser.

Fee revenue consists of revenues generated from a variety of consumer based services, including subscriptions and networking. The Company recognizes fee revenue over the length of the underlying subscriptions or when services are performed.

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

Long-lived assets.   We review long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans, and apply an appropriate discount rate.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a net deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

Consolidated operating results as a percent of revenue follows:

	Three Months Ended
	March 31,
	2006	2005
Revenue	100.0%	100.0%
Salaries and related	38.9%	42.7%
Office and general	18.8%	19.9%
Marketing and promotion	22.7%	21.2%
Total operating expenses	80.3%	83.8%
Operating income	19.7%	16.2%
Interest and other, net	1.1%	0.0%
Income from continuing operations before income taxes and equity interests	20.8%	16.2%
Income taxes	7.6%	5.7%
Losses in equity interests	-0.4%	-0.1%
Income from continuing operations	12.8%	10.4%
Income (loss) from discontinued operations, net of tax	1.7%	-1.4%
Net income	14.5%	9.0%

The Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Monster Careers – North America

The operating results of our Monster Careers—North America division for the three months ended March 31, 2006 and 2005 are as follows:

	%	% of		% of		%
(dollars in thousands)	2006	Revenue	2005	Revenue	Increase	Increase
Revenue	$159,998	100.0%	$123,556	100.0%	$36,442	29.5%
Selling, general and administrative	100,780	63.0%	81,045	65.6%	19,735	24.4%
Depreciation and amortization*	3,904	2.4%	3,855	3.1%	49	1.3%
Operating income	$55,314	34.6%	$38,656	31.3%	$16,658	43.1%

*                     Includes amortization of stock based compensation.

Our Monster Careers – North America segment benefited significantly from an improved domestic labor market, continued migration to online employment advertising and our ongoing sales force expansion. We saw a particularly strong demand for access to our Monster’s resume database in the first quarter of 2006, suggesting an environment where employers are placing increasing emphasis and resources on finding qualified candidates as a result of tighter labor markets. We were able to penetrate further into the enterprise market, which largely consists of businesses that operate on a global platform. In addition, we continue to successfully execute on our eCommerce model, allowing our clients to self-serve their job-posting needs. Our eCommerce service generated over 15,000 new customers in the first quarter of 2006 and delivered more than 40% revenue growth compared to the prior period. The investments we made in the eCommerce model continue to drive strong revenue growth among the SMB market (small to medium sized businesses), while generating high margin returns despite the smaller average order size. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.6% while making incremental investments in marketing and sales. Our marketing resources are diversely allocated to online media, radio, television and traditional print advertising. We have made opportunistic investments in driving quality seeker traffic to our website and accordingly, the number of resumes in our database increased 25% compared to the prior period. In addition, we added approximately 80 sales and support staff in the first quarter of 2006. We believe that our new sales center in Tempe, Arizona presents us with a unique opportunity to leverage a lower cost structure in a key regional market, while at the same time adding to our sales infrastructure.

Monster Careers – International

The operating results of our Monster Careers—International division for the three months ended March 31, 2006 and 2005 are as follows:

		% of		% of		%
(dollars in thousands)	2006	Revenue	2005	Revenue	Increase	Increase
Revenue	$64,591	100.0%	$41,217	100.0%	$23,374	56.7%
Selling, general and administrative	59,565	92.2%	40,292	97.8%	19,273	47.8%
Depreciation and amortization*	3,860	6.0%	2,490	6.0%	1,370	55.0%
Operating income (loss)	$1,166	1.8%	$(1,565)	-3.8%	$2,731	174.5%

*                     Includes amortization of stock based compensation.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 22.1% of our total revenue. Our considerable time and capital investments in the major countries across Continental Europe and Asia are paying off, evidenced by the segment’s 51% organic revenue growth, which excludes the negative effect of currency exchange rates and the operations of businesses acquired within the trailing fifteen month period. As in North America, we are seeing an rapid migration of help wanted advertising online. The United Kingdom, Germany and France contributed most heavily to revenue gains, despite some uneven market conditions in those countries. We also saw promising gains in some of our secondary markets such as Italy, Switzerland and Austria. We have actively marketed and promoted our eCommerce model throughout Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups. Our fourth quarter 2005 acquisition of JobKorea, which is largely an eCommerce business, has established our presence in one of Asia’s largest emerging markets where a large portion of the population is online. As a result, our revenue from the Asia/Pacific region is growing and is now 15.3% of our International Careers revenue.

Our investment in sales force and marketing tempered the segment’s operating margins in the first quarter of 2006. Our marketing expense outgrew revenue in the quarter and increased 74.4% compared to the 2005 period. Our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of over 100 sales and support staff in the first quarter of 2006, have helped us achieve a significant portion of our overall revenue growth. Our objective to transition Monster Careers—International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising & Fees

		% of		% of		%
(dollars in thousands)	2006	Revenue	2005	Revenue	Increase	Increase
Revenue	$32,447	100.0%	$24,761	100.0%	$7,686	31.0%
Selling, general and administrative	20,732	63.9%	16,304	65.8%	4,428	27.2%
Depreciation and amortization*	2,088	6.4%	1,101	4.4%	987	89.6%
Operating income	$9,627	29.7%	$7,356	29.7%	$2,271	30.9%

*                     Includes amortization of stock based compensation.

Revenue at our Internet Advertising and Fees segment increased as we stepped up our focus, introduced a fully dedicated management team and experienced greater demand for online advertising in the first quarter of 2006 as companies targeted users across our network of websites, which consistently rank in the top 20 most visited properties on the Internet. We were able to generate higher quality leads for our advertisers, thereby allowing us to charge higher rates per lead. We also generated a greater overall volume of leads when compared to the prior period.  We believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. Our subscription and fee based revenue, which provides access to our premium services, continues to generate revenue, primarily through memberships, which range from one month to twelve months.

The segment posted an operating margin of 29.7% in the first quarter of 2006, consistent with the 2005 period. We plan to expand our advertising sales force across the United States and introduce the Internet advertising model overseas in the latter half of 2006. As of March 31, 2006, we had approximately 85 sales and support staff in various locations across the United States. Our marketing costs were up slightly from the 2005 period as we made enhancements to our product and promoted our services to our diverse audience.

Advertising & Communications

The operating results of our Advertising & Communications division for the three months ended March 31, 2006 and 2005 are as follows:

						%
		% of		% of	Increase	Increase
(dollars in thousands)	2006	Revenue	2005	Revenue	(decrease)	(decrease)
Revenue	$34,711	100.0%	$38,990	100.0%	$(4,279)	-11.0%
Selling, general and administrative	30,385	87.5%	34,761	89.2%	(4,376)	-12.6%
Depreciation and amortization*	1,291	3.7%	1,398	3.6%	(107)	-7.6%
Operating income	$3,035	8.7%	$2,831	7.3%	$204	7.2%

*                     Includes amortization of stock based compensation.

Revenue at our Advertising & Communications division decreased 11.0% entirely due to a weaker recruitment advertising market in the United Kingdom. We believe that the current trends in the print advertising market in the UK are challenging, especially within our public service customer base. In North America, we continue to see help-wanted advertising moving online, however the segment was helped by a stronger overall labor environment. As a result, revenue was flat in North America compared to the 2005 period, as demand for print advertising and our other services remained stable compared to the comparable prior year period.

The segment posted operating income in both North America and internationally for the first quarter of 2006, as a result of a concerted effort to maintain a disciplined cost structure and manage expenses to expected revenue levels. We believe that a coordinated shift in emphasis toward higher margin products and offerings, coupled with tight expense management has aided our profitability in the first quarter of 2006. We will continually monitor our cost structure to ensure that expenses are in line with revenue.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended March 31, 2006 and 2005 are as follows:

		% of		% of		%
(dollars in thousands)	2006	Revenue	2005	Revenue	Increase	Increase
Salaries and related	$113,348	38.9%	$97,659	42.7%	$15,689	16.1%
Office and general	54,804	18.8%	45,399	19.9%	9,405	20.7%
Marketing and promotion	66,117	22.7%	48,411	21.2%	17,706	36.6%
Operating expenses	234,269	80.3%	191,469	83.8%	42,800	22.4%
Operating income	$57,478	19.7%	$37,055	16.2%	$20,423	55.1%

Our Monster Careers – North America and International segments accounted for nearly all of the year over year increase in total operating expenses, stemming mainly from hiring initiatives since March 2005 and increased marketing and promotion of the Monster brand. We increased global headcount by 14.1% over the 2005 period, primarily for increased sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Marketing increased $17.7 million as a result of allocating greater resources to expanding our brand recognition and sales force in our International Careers segment. We also stepped up our marketing efforts in the North America to drive further penetration into local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisition of JobKorea contributed approximately $3.6 million to the increase in total operating expenses for the quarter.

In March 2006 the Compensation Committee to our Board of Directors approved our 2006 Restricted Stock Unit Plan (the “RSU Plan”). Our RSU Plan is incentive and retention based, and was developed to replace broad-based stock option grants that were used as incentive and retention tools in prior years. Approximately 350 people currently participate in the 2006 RSU Plan and we expect to recognize approximately $32.7 million of compensation expense over a four-year period related to the 2006 grants. In March 2006, we recorded $0.7 million of compensation expense related to this plan. Prior to January 1, 2006, generally accepted accounting principles (“GAAP”) did not require us to record compensation expense for our broad-based stock option grants and therefore the expense recognized in connection with our RSU Plan is incremental to the prior period.

Income Taxes

Income taxes for the three months ended March 31, 2006 and 2005 are as follows:

			Change
(dollars in thousands)	2006	2005	$	%
Income from continuing operations before income taxes	$60,820	$36,973	$23,847	64.5%
Income taxes	22,149	13,068	9,081	69.5%
Effective tax rate	36.4%	35.3%

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

Earnings Per Share

Diluted earnings per share increased 88.2% in the current period, even as diluted weighted average shares outstanding increased 7.0 million shares. The share increase is mainly the result of incremental dilution associated with a higher average stock price in the 2006 period, as well as additional shares issued in connection with employee stock option exercises. We repurchased 180,000 shares in the first quarter of 2006 to offset additional dilution. Net income was 14.5% of total revenue in the 2006 period, compared to 9.0% in the 2005 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	March 31,	December 31,	Change
(dollars in thousands)	2006	2005	$	%
Cash and cash equivalents	$166,035	$196,597	$(30,562)	-15.5%
Marketable securities	221,019	123,747	97,272	78.6%
Cash and cash equivalents and marketable securities	$387,054	$320,344	$66,710	20.8%
Percentage of total assets	21.9%	19.1%

			Change
(dollars in thousands)	2006	2005	$	%
Cash provided by operating activities of continuing operations	$78,516	$55,235	$23,281	42.1%
Cash used for investing activities of continuing operations	(151,505)	(99,049)	(52,456)	53.0%
Cash provided by financing activities of continuing operations	45,074	3,146	41,928	1332.7%
Cash used in discontinued operations	(3,194)	(14,624)	11,430	-78.2%
Effect of exchage rates on cash	547	(1,894)	2,441	-128.9%

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions and (iv) capital expenditures. Prior to the sale of our Directional Marketing segment in the second quarter of 2005, our working capital requirements were generally higher in the first half of each year, when payments to major Yellow Page directory publishers were at their highest levels.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in marketable debt securities such as auction rate bonds, which are highly liquid and of high investment grade, commercial paper, and in money market funds, with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

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

As of March 31, 2006, we had cash and cash equivalents and marketable securities of $387.1 million, compared to $320.3 million as of December 31, 2005. Our increase in cash and marketable securities of $66.8 million in the three months ended March 31, 2006 was mainly due to our strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation (“OIBDA”) and cash received from the exercise of employee stock options, including their associated tax benefit. Strong sales and working capital management, aided by a $16.1 million increase in deferred revenue, brought cash flow from operating activities to a level slightly above OIBDA. Overall, working capital increased at a measured rate compared to revenue and expenses. The disposition of our Directional Marketing business in 2005 significantly improved the consistency of our cash flows from operations and its correlation to OIBDA from quarter to quarter. Cash flow from operating activities was decreased by $2.2 million for cash used in our discontinued operations.

We used $152.5 million of cash for investing activities in the three months ended March 31, 2006, reflecting our net cash purchase of marketable securities of $97.0 million and our payment of $23.7 million for seller-notes payable on Monster businesses acquired in prior periods. In addition, we acquired an additional 4.4% equity interest in ChinaHR.com for $19.9 million and we now own a 44.4% equity stake in ChinaHR. Capital expenditures were $10.9 million in the first three months of 2006.

We generated cash from financing activities in the first quarter of 2006, resulting from $59.6 million of cash received from employee stock option exercises, and $17.1 million related to the tax benefit on stock options exercised. Offsetting the stock option exercises were $22.8 million of cash used in a structured stock repurchase that will mature around mid-year 2006 and $8.5 million used to repurchase 180,000 shares of common stock. Depending on the price of our common stock at the maturity date of the structured stock repurchase agreement, we will either have repurchased an agreed upon number of shares of common stock or receive our initial cash investment plus a premium.

In March 2006, we entered into a loan agreement with ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. Interest on the loans will be assessed at the average one-month U.S. LIBOR rate plus 1% and shall be payable quarterly in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. There were no amounts outstanding under this facility as of March 31, 2006.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through March 31, 2006, the Company has repurchased 380,000 shares of its common stock for an aggregate purchase price of $16.4 million.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

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

We also have interest rate risk related to our revolving credit agreement. At March 31, 2006, the utilized portion of our three-year revolving credit agreement was approximately $3.1 million for standby letters of credit and approximately $96.9 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement.

We conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three months ended March 31, 2006, approximately 29% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the quarter ended March 31, 2006, we had a translation gain of $7.5 million, primarily attributable to the weakening of the U.S. dollar against the Euro, the British Pound and the Swedish Krona.

We have risks related to our short term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term investments and cash & cash equivalents in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, commercial paper, money market funds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of March 31, 2006, net unrealized losses on these investments were not material.

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

PART II—OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company’s repurchase activity for the three months ended March 31, 2006 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1 – January 31	—	N/A	—	$92,093,440
February 1 – February 28	110,000	$46.89	110,000	$86,944,334
March 1 – March 31	70,000	$47.96	70,000	$83,556,688
Total	180,000	$47.41	180,000	$83,556,688

(a) - On November 10, 2005, the Board of Directors approved a share  repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

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

MONSTER WORLDWIDE, INC. (Registrant)
Dated: May 10, 2006	By:	/s/ ANDREW J. MCKELVEY
Andrew J. McKelvey
Chairman of the Board and Chief Executive Officer
(principal executive officer)
Dated: May 10, 2006	By:	/s/ CHARLES BAKER
Charles Baker
Chief Financial Officer
(principal financial officer)
Dated: May 10, 2006	By:	/s/ JONATHAN TRUMBULL
Jonathan Trumbull
Chief Accounting Officer and Global Controller
(principal accounting officer)