Form 10-K/A
period 2005-12-31
MONSTER WORLDWIDE INC
filed 2006-12-13
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,133,721,175 as of the last business day of the registrant's second fiscal quarter of 2005.

The number of shares of common stock, $.001 par value, outstanding as of February 8, 2006 was approximately 126,440,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement used in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Monster Worldwide, Inc. ("Monster Worldwide" or the "Company") is amending its Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K" or the "Original Filing"). The Company is restating its consolidated financial statements to reflect additional non-cash stock based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003. This amended Form 10-K/A reflects the restatement of our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, as previously reported in the Original Filing. We have also included under "Item 6. Selected Financial Data," restated financial information as of and for the years ended December 31, 2002 and 2001.

On June 12, 2006, the Company announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee and its advisors conducted an extensive review of the Company's historical stock option grants and related accounting, including an assessment and review of the Company's accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company's executive management and Board of Directors.

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon.

The consolidated financial statements and related financial information contained in the Company's Annual Reports on Form 10-K through December 31, 2005 should be read only in conjunction with the information contained in this Form 10-K/A. See Note 2 of our consolidated financial statements included in this Form 10-K/A for further discussion.

The Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the Compensation Committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which the identities of the individual optionees and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

Restatement Methodology

Historically, the Company has generally accounted for stock option grants as if the options were granted at an exercise price no less than fair market value as indicated by the closing price of a share of the Company's common stock trading on the NASDAQ National Market on either the "as of" date reflected on the relevant UWC of the Compensation Committee of the Board of Directors or the date of minutes of an actual Compensation Committee meeting ("Minutes"). A majority of stock options granted during the period under review were granted pursuant to UWC's. The UWC's, by their terms, typically referred to an attached Schedule A listing the specific names of the grantees and the number of shares subject to each option. The UWC's that have been located by the Company, however, either have no Schedule A annexed to them, or where one is attached, it frequently does not match the Company's electronic stock option database.

The Company has therefore concluded that neither the "as of" dates referenced on Compensation Committee UWCs nor the dates of Minutes can be relied on as proper option grant measurement dates. The Company has been unable to ascertain with any degree of certainty when, if ever, UWC's or Minutes with full, complete and final Schedule A's were reviewed and approved by the Compensation Committee.

In light thereof, the Company has concluded that the most appropriate and accurate source of data to determine option grant measurement dates is the electronic record of option grant information resident in its electronic stock option database program known as Transcentive, which went into use in late 1998. The entry into Transcentive of the specific grantee information as to each stock option grant constituted an acknowledgement by the Company to the grantee of the grantee's legal entitlement to the grant and, in the absence of authoritative information as to when grants were actually approved by the Company provides an appropriate measurement date framework based on entitlement. For option grants made subsequent to the implementation of Transcentive, the Company has calculated the restated intrinsic value using a grant measurement date based on when the option data was entered into the database program (the "Creation Date"). For options granted prior to the implementation of Transcentive, the new measurement date was determined by applying the average lag time between the "as of" date and the Creation Date for options granted subsequent to the implementation of Transcentive to the originally utilized measurement date in order to approximate a reliable measurement date. The average lag period between the date as of which UWC's were executed and the date that options purportedly granted by such consents were inputted into the Company's Transcentive system was ninety-seven days. For grants prior to December 1998, the Company has therefore used measurement dates equating to ninety-seven days following the date as of which the UWC relating to such options were executed.

Given the volatility of the Company's common stock, the use of another measurement date could have resulted in a substantially higher or lower cumulative compensation expense. This in turn would have caused net income or loss to be different than amounts reported in the restated consolidated financial statements.

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, the selected financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly periods in 2005 and 2004 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially affected as a result of this restatement.

The restatement of the Company's previously issued financial statements reflects the following:

  (a)
  the recognition of non-cash stock based compensation expense and related income tax effects related to stock options affected by the grant dating issues; and

  (b)
  adjustments to previously recognized income tax benefits as a result of certain stock options that were granted to certain of the Company's executive officers with exercise prices that were less than the fair market value of the Company's common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) ("IRC 162(m)").

The Company has notified the Internal Revenue Service of the stock option review. Under Section 162(m), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

The Company has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and all quarterly periods in 2005 and 2004. The impacts of the restatement adjustments extended to annual periods back to the year ended December 31, 1997 through the year ended December 31, 2005. In these restated consolidated financial statements, the cumulative compensation expense, including the related income tax impact, as of December 31, 2002 is recognized as a net increase to beginning accumulated deficit as of December 31, 2002. In addition, for purposes of the "Selected Financial Data" for the years ended December 31, 2002 and 2001, the cumulative compensation expense from January 1, 1997 through December 31, 2000 has been recognized as an increase to beginning accumulated deficit as of January 1, 2001 and the 2001 and 2002 impacts associated with such items have been reflected in the Company's balance sheet and statement of operations data set forth in Item 6 "Selected Financial Data" in this Form 10-K/A.

In connection with the restatement, the Company has recorded cumulative non-cash stock based compensation of $339.6 million through December 31, 2005, offset by a cumulative income tax benefit of $67.7 million, totaling $271.9 million on an after-tax basis. The table below reflects the impacts of the restatement adjustments discussed above on the Company's statement of operations for the periods presented below:

	Years Ended December 31,
						Cumulative (January 1, 1997 through December 31, 2000)(c)
Category of adjustments: (in thousands)	2005(a)	2004(a)	2003(a)	2002(b)	2001(b)

Stock option grant date changes—continuing operations(d)	$12,239	$13,118	$23,529	$33,638	$46,400	$88,862
Stock option grant date changes—discontinued operations	494	2,946	11,168	22,851	34,392	49,949

Pre-tax stock option expense adjustments	12,733	16,064	34,697	56,489	80,792	138,811

Income tax impact on grant date changes—continuing operations	(3,377)	(3,499)	(5,806)	(8,000)	(11,327)	(21,853)
Income tax impact on grant date changes—discontinued operations	(118)	(694)	(1,931)	(3,546)	(5,270)	(7,035)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes—continuing operations	—	2,497	—	—	1,386	917

Income tax benefit	(3,495)	(1,696)	(7,737)	(11,546)	(15,211)	(27,971)

Net charge to net income (loss)	$9,238	$14,368	$26,960	$44,943	$65,581	$110,840

  (a)
  See Note 2 of our consolidated financial statements included in this Form 10-K/A for additional information regarding the adjustments made to our restated consolidated financial statements.

  (b)
  The impact on the 2002 and 2001 periods has been reflected in Item 6. Selected Financial Data in this Form 10-K/A which is derived from the unaudited consolidated financial statements of Monster Worldwide, Inc.

  (c)
  The cumulative effect of the stock option adjustments from January 1, 1997 through December 31, 2000 is reflected as an adjustment to retained deficit in the 2001 period in Item 6, Selected Financial Data. The following is a summary of the pre-tax and after-tax expense by year:

(in thousands)	(As previously reported) Net income	Pre-tax adjustments	Income tax benefit	(As restated) Net income (loss)

Year Ended December 31, 1997	$61,302	$(9,461)	$2,280	$54,121
Year Ended December 31, 1998	46,218	(7,086)	1,767	40,899
Year Ended December 31, 1999	8,158	(42,916)	8,863	(25,895)
Year Ended December 31, 2000	50,863	(79,348)	15,061	(13,424)

Cumulative effect		$(138,811)	$27,971

  (d)
  Non-cash stock based compensation expenses have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations for each period.

The effects of these restatements are reflected in the financial statements and other supplemental data, including the unaudited quarterly data for 2005 and 2004 and selected financial data included in this Form 10-K/A. We have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than in this Annual Report on Form 10-K/A or any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2005.

The Company was unable to timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, primarily due to the unavailability of reliable financial information for the 2005 periods. The Company's Form 10-Q for the quarter ended June 30, 2006 is being filed concurrently with this Form 10-K/A as well as the Company's Form 10-Q/A for the quarter ended March 31, 2006. The Company expects to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 within the next two weeks of this filing date.

As a result of the failure by Monster Worldwide to file quarterly reports on a timely basis, the Company is no longer eligible to use Form S-3 to register its securities with the Securities and Exchange Commission until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.

On October 6, 2006, Andrew J. McKelvey resigned from his positions as Chairman of the Board and Chief Executive Officer. The Board of Directors of the Company named William M. Pastore, the Company's then President and Chief Operating Officer as its Chief Executive Officer and as a director. On that date, the Board of Directors established an Executive Committee consisting of Salvatore Iannuzzi, Chair, John Gaulding and Ronald Kramer to act for the Board of Directors in overseeing the Company's affairs and to perform the functions of the Chairman. Mr. McKelvey kept his seat on the Board of Directors and was named Chairman Emeritus. On October 29, 2006, Andrew J. McKelvey resigned as a member of the Board of Directors and as Chairman Emeritus. Mr. McKelvey and his legal counsel have advised the Special Committee of the Board of Directors that Mr. McKelvey had declined to be interviewed by the Special Committee on the previously agreed date and that Mr. McKelvey would not provide assurance he would appear at a later date.

Following Mr. McKelvey's resignation and at the direction of management and the Board of Directors, the Company's internal audit department and outside counsel examined certain transactions between the Company and Mr. McKelvey or entities or individuals affiliated with him. As a result of that examination, the Company has determined to expand the disclosure of related party transactions by including in this Form 10-K/A, the information required by Part III that in the original filing on Form 10-K had been incorporated by reference to the Company's Proxy Statement. Mr. McKelvey has reimbursed the Company approximately $533,000 for certain expenses paid by the Company during the periods 1996 through 2006. The Company continues to seek reimbursement, plus interest, on certain other items.

On November 22, 2006, the Company's Board of Directors, with concurrence from the Special Committee, announced that it had terminated for cause Myron Olesnyckyj, the Company's former Senior Vice-President, General Counsel and Secretary. Mr. Olesnyckyj was suspended from his position on September 19, 2006. The action was a result of the Special Committee's review of the Company's historical stock option grant practices.

The Company's Board of Directors and senior management believe that the practices discussed related to the granting of options during the periods 1997 through March 31, 2003 are contrary to the high ethical standards they believe should apply to all of the Company's business practices.

Although the investigation is substantially complete, the Special Committee continues to analyze the facts disclosed by its investigation in order to make comprehensive recommendations to the Board regarding remedial steps, and is in the process of determining what remedial recommendations it will make. It expects to make those recommendations in the first quarter of 2007.

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following Items have been amended principally as a result of, and to reflect, the restatement, and to a lesser extent, to reflect changes in management and certain transactions with Mr. McKelvey and his affiliates:

Part I—Item 1A.	Risk Factors
Part I—Item 3.	Legal Proceedings
Part II—Item 6.	Selected Financial Data
Part II—Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Item 8.	Financial Statements and Supplementary Data
Part II—Item 9A.	Controls and Procedures
Part III—Item 10.	Directors and Executive Officers of the Registrant
Part III—Item 11.	Executive Compensation
Part III—Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part III—Item 13.	Certain Relationships and Related Transactions
Part IV—Item 15.	Exhibits and Financial Statement Schedules

The other Items of the Original Filing have not been amended in this Form 10-K/A.

Special Note About Forward-Looking Statements

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations and are not guarantees. Forward-looking statements speak as of only the date they are made, and we might not update them to reflect changes that occur after the date they are made. Except as otherwise noted and specifically stated to be made as of a different date all forward-looking statements are made as of February 16, 2006, the original filing date of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, except for the amended Items listed above, this Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K filed on February 16, 2006 other than the restatement and additional disclosures of related party transactions with Mr. McKelvey and we undertake no obligation to update the forward-looking statements in this Annual Report on Form 10-K/A.

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

Expand and execute internationally. The online recruitment opportunity is global in nature, and as Internet penetration and eCommerce adoption progress overseas, we see attractive new market opportunities for Monster. We intend to participate in the international opportunity by projecting elements of our product, operating plan and strategy into overseas markets, and we will continue to examine opportunities to bolster our international profile, whether by acquisition or internal investment.

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

Monster

Monster, the leading global online career property and our flagship brand, connects companies with the most qualified career-minded individuals and offers innovative technology and superior services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a résumé database, and career management content and advice, provide users with more control over the employment process. Monster's job search, résumé posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's résumé database, and utilize career site hosting and applicant tracking systems and other ancillary services. In addition, Monster offers Internet advertising to a wide variety of businesses that seek to market their products and services through a broad and diverse network of online properties.

Since its launch in 1994, Monster has evolved from a job board to an online platform for managing many key events over the course of one's career path, and we have developed our Monster business with such key events in mind. For example, our Fastweb service is designed to assist secondary school students in their search for universities and scholarships. MonsterTRAK is used by over 2,800 colleges and universities to post entry-level jobs and internships for their enrolled students and alumni. Our Monster global network provides opportunities and advice for individuals seeking entry and mid-career level positions. In addition to its job search and résumé posting capabilities, job-seekers obtain advice on interviewing skills, résumé writing, salary and benefits information and networking opportunities.

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

Advertising & Communications

Our TMP Worldwide Advertising & Communications business specializes in designing global, national or local recruitment advertising campaigns for top tier Fortune 500 clients and government agencies. We entered the recruitment advertising business in 1993, when its main focus was on newspaper help-wanted advertising, and have since expanded this business through organic growth and acquisitions. Although a large portion of our Advertising & Communications division's revenue is still earned by placing help-wanted advertisements in traditional media such as newspapers, we have expanded our services to assist our clients in achieving their objective of positioning themselves as employers of choice, allowing them to attract and retain the most qualified candidates. Our Advertising & Communications division has also rapidly embraced web-based recruitment solutions and created a balanced portfolio of value added products and services. As a result, we are able to offer bundled recruitment strategies tailored to our clients' specific needs. In addition to recruitment advertising, such services and strategies include employee retention programs, creative design, website development, résumé screening and media planning. During 2006, the Company disposed of its global Advertising & Communications business in five separate transactions, to focus its resources on the Monster business. See Note 17 to the consolidated financial statements for further discussion.

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

Competition

The markets for our services and products are highly competitive and are characterized by pressure to reduce prices, incorporate new capabilities and technologies, and accelerate job completion schedules. We face competition from a number of sources. These sources include media companies (primarily newspaper publishers), other employment-related websites, Internet portals, national and regional advertising agencies and marketing communication firms. Many advertising agencies, media companies and newspaper publishers have internally developed or acquired new media capabilities such as online recruitment websites. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and reputation among our clients and potential clients.

Intellectual Property

Our success and ability to compete are dependent in part on the protection of our original content for the Internet and on the intangible value associated with our Internet uniform resource locators ("URLs"), domain names, trademarks, trade names, service marks, patent and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet. In addition, we rely on Federal and state trademark laws to provide additional protection for the identifying marks appearing on our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

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

Executive Officers and Directors

As of December 1, 2006, our executive officers and directors are as follows:

Name	Age	Position
William M. Pastore	58	CEO, President and Director
Charles Baker	39	Senior Vice President and Chief Financial Officer
Paul M. Camara	58	Executive Vice President
John Mclaughlin	50	Executive Vice President
Chris Power	43	Chief Financial Officer-Global Operations
Jonathan Trumbull	39	Global Controller and Chief Accounting Officer
Steven Pogorzelski	44	Group President-International
Bradford J. Baker	41	President-Product, Technology and Service
Douglas Klinger	41	President-Monster Careers North America
George R. Eisele	70	Director
John Gaulding	61	Director
Salvatore Iannuzzi	52	Director
Michael Kaufman	61	Director
Ronald J. Kramer	48	Director
David A. Stein	67	Director
John Swann	70	Director

William M. Pastore joined the Company in October 2002 as Chief Operating Officer and became President and Chief Operating Officer in February 2006 and CEO and a director in October 2006. Prior to joining the Company, Mr. Pastore was President of CIGNA HealthCare from January 1999 to October 2002 and Senior Vice President of CIGNA HealthCare from December 1995 to January 1999. Prior to joining CIGNA HealthCare, Mr. Pastore spent nearly 25 years at Citibank, N.A., in numerous senior operating roles. Mr. Pastore holds a B.S and an M.B.A. from Long Island University.

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

John Mclaughlin joined the Company in 1998 upon the acquisition of TASA Worldwide, where he was managing director of the New York office of TASA Worldwide and also served as Chairman of the Strategy Committee for the Board of Directors of TASA. From February 2002 through August 2002, he served as Group President, North America. From September 2002 to March 2003, Mr. Mclaughlin served as Global Director, Search and Selection. Mr. Mclaughlin was appointed to his current position in April 2003, and in December 2004 through September 2005 assumed the additional responsibility of overseeing the Company's business operations in the Asia-Pacific region.

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

Jonathan Trumbull joined the Company in October 2002 as Vice President and Corporate Controller and was named to his current position in March 2005. From 1989 to October 2002, Mr. Trumbull was associated with Ernst & Young, most recently as Senior Manager from 1997 to October 2002. Mr. Trumbull holds a B.S. from Villanova University and is a Certified Public Accountant.

Steven Pogorzelski joined the Company in 1992 in the Advertising & Communications division, where he served from 1992 to December 1998. In December 1998, he joined the Monster division and served as Executive Vice President-Global Sales until April 2001. From April 2001 to September 2005, he served as President, Monster North America until which time he was named to his current position. Mr. Pogorzelski holds a B.A. from the University of Wisconsin.

Bradford J. Baker joined the Company in June 2001 and served as Senior Vice President, Consumer Marketing Programs from June 2001 to February 2002, Senior Vice President of Campus from March 2002 to December 2003, Senior Vice President of Product from January 2004 to July 2004, Senior Vice President of Product and Marketing from July 2004 to January 2005, Chief Product and Marketing Officer US from January 2005 to May 2005, Global Chief Product & Marketing Officer from May 2005 to September 2006 and President-Product, Technology and Service from September 2006 to present. In June 1996, Mr. Baker co-founded Making It Count, which was acquired by Collegelink.com Incorporated in February 2000 and by the Company in June 2001. From October 1990 through June 1996, Mr. Baker served as Vice President and General Manager of Graphic Management, a printing communications and graphic arts company. From October 1988 to September 1990, he served as Brand Manager at Kraft Foods. From June 1986 to September 1988, he served as an Assistant Brand Manager at The Procter & Gamble Company. Mr. Baker holds a B.A. from Harvard University.

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

Salvatore Iannuzzi has been a director of the Company since July 2006. Mr. Iannuzzi is a director and President and Chief Executive Officer of Symbol Technologies, Inc. He previously served as the Non-Executive Chairman of the Board of Directors and the Chief Administrative and Control Officer of Symbol Technologies from December 2003 to April 2005. From March 2004 to April 2005, Mr. Iannuzzi was an independent consultant. Prior thereto, from June 2000 to March 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets.

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

Ronald J. Kramer has been a director of the Company since February 2000. Mr. Kramer has served as President and a director of Wynn Resorts, Limited, a developer, owner and operator of hotel and casino resorts, since April 2002. Mr. Kramer was previously a managing director of Dresdner Kleinwort Wasserstein (formerly Wasserstein Perella & Co., Inc.) from July 1999 to November 2001. Mr. Kramer is also a member of the board of trustees of Republic Property Trust, a real estate investment trust, and a director of Griffon Corporation, a diversified manufacturing company. Mr. Kramer holds a B.S. from the Wharton School of the University of Pennsylvania and an M.B.A. from New York University Graduate School of Business.

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

ITEM 1A. RISK FACTORS

Except as described below, the Company's risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing. The following risk factors have been added or updated solely to reflect the impact of the restatement described in the Explanatory Note on page 2 above and in Note 2 to our consolidated financial statements included in this Form 10-K/A:

  •
  Government investigations and litigation relating to stock option matters are pending, the scope and outcome of which could have a negative effect on the price of our securities, liquidity and business. (Added)

  •
  There is volatility in our stock price. (Updated)

  •
  Legal proceedings related to our historical stock option grant practices and other issues may significantly harm our business. (Updated)

Government investigations and litigation relating to stock option matters are pending, the scope and outcome of which could have a negative effect on the price of our securities, liquidity and business.

As described in the Explanatory Note on page 2 and in Note 2 of our consolidated financial statements included in this Form 10-K/A, on June 12, 2006, we announced that a committee of independent directors of the Board of Directors (the "Special Committee") was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee determined that the exercise price for a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. We have been served with a subpoena from the United States Attorney for the Southern District of New York relating to stock option grants. We have also received a direction to preserve all relevant information in anticipation of requests for documents from the Securities and Exchange Commission (the "SEC") in connection with their informal investigation of our stock option grants. We are fully cooperating with the United States Attorney, the SEC and the Department of Justice. In addition, there are shareholder derivative and class action lawsuits which have been filed in New York Federal and State courts relating to our stock option grant practices. We anticipate that additional lawsuits may be filed and are unable to predict the outcome of these government investigations and shareholder lawsuits. These government investigations and other lawsuits may result in substantial legal and professional fees and may continue to occupy our time and attention. These matters may have an adverse impact on our business and our stock price, including increased stock volatility and could also harm our ability to raise additional capital in the future.

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

On March 31, 2003 we completed the spin-off of Hudson Highland Group, Inc. ("HH Group") to our stockholders and on June 1, 2005 we sold our Directional Marketing business. During 2006, the Company disposed of its global Advertising & Communications business in five separate transactions, to focus its resources on the Monster business. As a result of these divestitures, each business has agreed to indemnify us from certain liabilities related to their operations. If, for whatever reason, a claim is made for which we do not receive indemnification, our financial condition and results of operations could be significantly harmed.

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

The market price of our common stock can be influenced by stockholders' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our common stock lower their ratings of our common stock, the market price of our common stock is likely to drop significantly.

The market price of our common stock may react negatively to further updates and announcements regarding the government investigations and litigation proceedings related to our historical stock option grant practices.

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

Legal proceedings related to our historical stock option grant practices and other issues may significantly harm our business.

Several lawsuits have been filed against us and current and former officers and members of the Board of Directors in connection with our prior stock option practices. These lawsuits are described more fully in Item 3. "Legal Proceedings" and in Note 17 to our consolidated financial statements contained in this Form 10-K/A. Defending these lawsuits will result in significant expenditures and the continued diversion of our management's time and attention from the operation of our business, which could have a negative effect on business operations.

From time to time, we may become involved in other litigation or other proceedings. It is possible that such litigation or proceedings may significantly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our offices are located in leased premises.

We occupy approximately 26,000 square feet of space at our principal office located at 622 Third Avenue, New York, New York. Including the space that we occupy, we lease a total of 104,000 square feet of space, at our principal office location, under an agreement expiring in July 2015. Monthly payments under the lease agreement are approximately $463,000. Our former staffing division, now Hudson Highland Group, Inc., subleases approximately 52,000 square feet of space at our principal office location for approximately $231,500 per month, with the remaining space sublet to another third-party lessee.

We also have leases covering local offices throughout the United States and in the foreign countries where we have operations.

All leased space is considered to be adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

This section is being amended to reflect additional disclosure under "Stock Option Litigation" related to our government investigations and derivative lawsuits in state and federal court. There were no material legal proceedings disclosed as of December 31, 2005.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. It is not involved in any pending or threatened legal proceedings aside from the stock option litigation discussed below that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

As stated in Note 2 of its consolidated financial statements, the Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors (the "Special Committee"), assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

Stock Option Litigation

Both the United States Attorneys Office ("USAO") and the United States Securities and Exchange Commission ("SEC") have informed the Company that each is conducting an investigation into the Company's past stock option grants. In connection therewith, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is cooperating fully with both the USAO and the SEC.

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. The action purports to be brought on behalf of all participants in the Company's 401(k) plan. The complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA"), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA.

In addition, derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County, against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant.

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). It is expected that the plaintiffs in the consolidated federal actions will file a consolidated amended complaint on or about December 19, 2006. The current federal complaints assert claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On September 18, 2006, the three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County, were also consolidated. The consolidated actions have been styled as In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06-108700 (Supreme, N.Y. County). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

The Company has received correspondence from, or on behalf of, certain former employees who are the grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised within the last several months. In light of the current suspension of the Company's S-8 and the resulting prohibition on the exercise of any stock options, said individuals were precluded from exercising such options prior to their expiration date. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. The Company may incur additional costs to address certain of these forfeited stock options.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and results of operations. The Company may also be obligated under the terms of its by-laws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

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

The information regarding market and market price range of our common stock may be found in "Financial Information by Quarter (Unaudited)" in Item 8 of this Form 10-K/A.

Issuer Purchases of Equity Securities

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for 2005 is as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

November 10 – November 30	—	N/A	—	$100,000,000
December 1 – December 31	200,000	$39.53	200,000	$92,093,440

Total	200,000		200,000	$92,093,440

(a) On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2005 (in thousands, except per share amounts). See Management's Discussion and Analysis, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The information presented in the following tables has been adjusted to reflect the restatement of the Company's financial results which is more fully described in the Explanatory Note on page 2 of this Form 10-K/A and in Note 2 of the consolidated financial statements in this Form 10-K/A.

	2001(1)			2002(1)			2003(1)	2004(1)	2005(1)

STATEMENTS OF OPERATIONS DATA:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As restated	As restated	As restated

Revenue	$719,166	$—	$719,166	$563,001	$—	$563,001	$552,098	$756,131	$986,917

Salaries & related, office & general and marketing & promotion	565,250	46,400	611,650	493,417	33,638	527,055	524,270	663,463	813,046
Merger & integration and restructuring costs(2)	21,037	—	21,037	3,389	—	3,389	—	—	—
Business reorganization and other special charges	—	—	—	87,104	—	87,104	45,396	—	—
Amortization of intangibles	7,983	—	7,983	1,712	—	1,712	1,799	7,243	9,693

Total operating expenses	594,270	46,400	640,670	585,622	33,638	619,260	571,465	670,706	822,739

Operating income (loss)	$124,896	$(46,400)	$78,496	$(22,621)	$(33,638)	$(56,259)	$(19,367)	$85,425	$164,178

Income (loss) from continuing operations before accounting change(3)	$81,200	$(36,459)	$44,741	$(26,123)	$(25,638)	$(51,761)	$(22,953)	$52,779	$106,201

Net income (loss)	$69,020	$(65,581)	$3,439	$(534,896)	$(44,943)	$(579,839)	$(108,824)	$58,736	$98,194

Basic earnings (loss) per share:*
Income (loss) from continuing operations before accounting change	$0.74	$(0.33)	$0.41	$(0.23)	$(0.23)	$(0.46)	$(0.20)	$0.45	$0.87
Income (loss) per share from discontinued operations, net of tax	(0.11)	(0.27)	(0.38)	(0.72)	(0.17)	(0.90)	(0.77)	0.05	(0.07)
Cumulative effect of accounting change, net of tax benefit(3)	—	—	—	(3.85)	—	(3.85)	—	—	—

Net income (loss)	$0.63	$(0.60)	$0.03	$(4.80)	$(0.40)	$(5.21)	$(0.97)	$0.50	$0.80

Diluted earnings (loss) per share:*
Income (loss) from continuing operations before accounting change	$0.72	$(0.32)	$0.39	$(0.23)	$(0.23)	$(0.46)	$(0.20)	$0.44	$0.85
Income (loss) per share from discontinued operations, net of tax	(0.11)	(0.26)	(0.36)	(0.72)	(0.17)	(0.90)	(0.77)	0.05	(0.06)
Cumulative effect of accounting change, net of tax benefit(3)	—	—	—	(3.85)	—	(3.85)	—	—	—

Net income (loss)	$0.61	$(0.58)	$0.03	$(4.80)	$(0.40)	$(5.21)	$(0.97)	$0.49	$0.79

  *
  Earnings per share may not add due to rounding.

	2001			2002			2003(5)	2004(1)	2005(1)

BALANCE SHEET DATA(4):	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	As Restated	As Restated	As Restated

Current assets	$1,005,918	$—	$1,005,918	$808,546	$—	$808,546	$566,983	$703,511	$773,059
Current liabilities	929,608	6,862	936,470	799,220	6,862	806,082	646,856	740,101	705,946
Total assets	2,206,362	30,321	2,236,683	1,630,795	35,942	1,666,737	1,161,439	1,554,953	1,678,715
Long-term liabilities	47,492	—	47,492	18,136	—	18,136	14,092	35,237	39,429
Total stockholders equity	1,229,262	23,459	1,252,721	813,439	29,080	842,519	500,491	779,615	933,340

  (1)
  See Note 2 of the notes to consolidated financial statements for further discussion of our restated results.

  (2)
  Net of a $15,000 fee received in connection with the termination of our offer to acquire HotJobs.com, Ltd. in 2001.

  (3)
  The Company recorded a non-cash goodwill impairment charge of $428,374, net of tax during the year ended December 31, 2002. This is recorded as a change in accounting principle.

  (4)
  Years 2001 through 2004 include assets and liabilities of discontinued operations.

  (5)
  The following table reconciles the Company's consolidated balance sheet as of December 31, 2003 from the Original Filing to the restated amounts:

	As of December 31, 2003
	As previously reported	Adjustments	As Restated

Current assets	$566,983	$—	$566,983
Current liabilities	639,995	6,861	646,856
Total assets	1,122,279	39,160	1,161,439
Long-term liabilities	14,092	—	14,092
Total stockholders equity	468,192	32,299	500,491

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

The discussion and analysis set forth below has been amended to reflect the restatement as described in the Explanatory Note on page 2 and in Note 2 of the notes to consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K/A. The discussion and analysis has been solely restated to reflect the recognition of additional non-cash stock based compensation costs and related income tax effects as a direct result of the findings of the Special Committee. Our business and associated risks have changed since the date of the Original Filing. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

Restatement of Consolidated Financial Statements

On June 12, 2006, we announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an independent investigation to review our historical stock option grant practices and related accounting. The Special Committee and their advisors conducted an extensive review of our historical stock option grants and related accounting, including an assessment and review of our accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of our executive management and Board of Directors.

On July 26, 2006, we announced that although the Special Committee investigation had not yet reached a conclusion, we cautioned shareholders and the investing public against relying on our previously published financial statements. On October 25, 2006, we announced that our Audit Committee, after consultation with senior management, the Special Committee and our independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in our Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon.

The Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the Compensation Committee of our Board of Directors, but the date of that consent did not correspond to the actual date on which the identities of the individual optionees and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. We believe that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

In connection with the findings of the Special Committee, we recorded a cumulative after-tax adjustment of $271.9 million, net of a $67.7 million tax benefit through December 31, 2005. The cumulative after-tax impact of the adjustments through December 31, 2002 was $221.4 million and has been reflected as a prior period adjustment to arrive at our ending retained deficit on December 31, 2003.

The following table summarizes the impact of the non-cash stock based compensation adjustments and related income tax effects on our previously reported net income (loss):

	(As previously reported) Net income (loss)	Pre-tax adjustments	Income tax benefit	(As restated) Net income (loss)

(in thousands)
Year Ended December 31, 1997	$61,302	$(9,461)	$2,280	$54,121
Year Ended December 31, 1998	46,218	(7,086)	1,767	40,899
Year Ended December 31, 1999	8,158	(42,916)	8,863	(25,895)
Year Ended December 31, 2000	50,863	(79,348)	15,061	(13,424)
Year Ended December 31, 2001	69,020	(80,792)	15,211	3,439
Year Ended December 31, 2002	(534,896)	(56,489)	11,546	(579,839)

Cumulative effect at December 31, 2002		(276,092)	54,728

Year Ended December 31, 2003	(81,864)	(34,697)	7,737	(108,824)
Year Ended December 31, 2004	73,104	(16,064)	1,696	58,736
Year Ended December 31, 2005	107,432	(12,733)	3,495	98,194

Total		$(339,586)	$67,656

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York ("USAO") and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters.

OVERVIEW

Business

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the world's largest recruitment advertising agency networks. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Our Monster division operates in 24 countries and accounted for approximately 83% of our total revenue for the twelve months ended December 31, 2005. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a résumé database and career management content and advice, provide users with more control over the employment process. Monster's job search, résumé posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's résumé database and use career site hosting and applicant tracking systems and other ancillary services.

Financial Summary

Monster Worldwide has two operating segments: Monster and Advertising & Communications. In 2005, we had strong growth in revenue, net income, earnings per share and operating cash flow. We were able to penetrate deeper into the small and medium-sized business markets in 2005 and our international sales force contributed significantly to our increase in revenue. Excluding non-cash stock based compensation costs, our income from continuing operations increased as compared to 2004 as a result of tight cost controls, increased operating efficiencies across the globe and stronger demand for online recruitment. Net income, which includes the results of disposed businesses, increased 67% over 2004. We delivered diluted earnings per share growth of 93% in our continuing operations. In 2005, we also made the decision to focus entirely on our recruitment business by disposing of our Directional Marketing division, which was not a part of our growth strategy. As a result, we believe that we are increasingly able to concentrate on growing Monster's revenue and operating margins in each of our markets. Cash flow from operations grew 139% compared to the 2004 period and we ended 2005 with $320.3 million of cash and cash equivalents and marketable securities on our balance sheet.

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

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Revenue	$23,402	$107,666	$221,700

Income (loss) before income taxes	(11,257)	9,503	(32,148)
Income tax expense (benefit)	(4,294)	4,728	53,723

Income (loss) from discontinued operations, net of tax	$(6,963)	$4,775	$(85,871)

Pre-tax gain (loss) on sales of discontinued operations	$(9,534)	$361	$—
Income tax benefit	(8,490)	(821)	—

Gain (loss) on sale of business, net of tax	(1,044)	1,182	—

Income (loss) from discontinued operations, net of tax	$(8,007)	$5,957	$(85,871)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. We recorded $376, $2,252, and $9,237 of non-cash stock based compensation costs, net of tax, respectively, in each of the three years ended December 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed.

The year ended December 31, 2003 includes a charge to income tax expense in the amount of $43,034 for the impairment of deferred tax assets in connection with the spin-off of HH Group.

Quarterly Impact of Stock Option Restatement

As a result of the stock option restatement discussed above, we recorded additional non-cash stock based compensation expenses in our quarterly consolidated statements of operations. There was no impact on our previously reported revenue in any quarter. Additionally, operating margins for both our Monster and Advertising & Communications operating segment remain unchanged from the Original Filing. We recorded all costs associated with the restatement as a component of "Corporate operating expenses".

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K/A. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Monster.    Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online résumé database and other ancillary services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's résumé database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

In connection with the restatement of our consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock based compensation expense ratably over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction is available. Under required accounting standards, we do not record anticipated loss of tax benefits due to market declines in the value of the Company's common stock.

Section 162(m) of the Internal Revenue Code provides important limitations which affect the ultimate realization of tax benefits on non-cash stock based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the 4 other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary, is paid is not deductible. In order for the limitation to apply the executive must still be employed at the end of the year in which the payment occurs.

Section 162(m) provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive's status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies.

In recording deferred tax assets, we do not anticipate whether recorded tax benefits could be subject to Section 162(m) limitations. In the restated consolidated financial statements we recorded deferred tax assets ratably as the non-cash stock based compensation expense is recognized in the statement of operations, and in accordance with the applicable vesting periods.

To the extent actual events are inconsistent with the initial assumption and tax benefits are not ultimately realized, we reverse the recorded tax benefits in the year in which such events occur. When options are cancelled or expire unexercised, recorded tax benefits are reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision. If a Section 162(m) limitation is determined to apply, the disallowance of tax benefits is reflected by reducing previously recorded tax benefits in the year of exercise by reversing the recorded deferred tax asset to the income tax provision on the statement of operations. Future year's financial results may be impacted due to events inconsistent with the underlying assumptions.

Stock Based Compensation

We account for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. For fixed awards, compensation expense is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards is recognized ratably over the vesting period on a straight-line basis.

As a result of the review of the Special Committee, it was determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In nearly all cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted. As a result, we have recorded a pre-tax non-cash cumulative charge of $339.6 million ($271.9 million on an after-tax basis) in our consolidated financial statements through December 31, 2005 to reflect additional stock based compensation costs.

Restatement Methodology

Historically, we have generally accounted for stock option grants as if the options were granted at an exercise price no less than fair market value as indicated by the closing price of a share of our common stock trading on the NASDAQ National Market on either the "as of" date reflected on the relevant UWC of the Compensation Committee of the Board of Directors or the date of minutes of an actual Compensation Committee meeting ("Minutes"). A majority of stock options granted during the period under review were granted pursuant to UWC's. The UWC's, by their terms, typically referred to an attached Schedule A listing the specific names of the grantees and the number of shares subject to each option. The UWC's that have been located by the Company, however, either have no Schedule A annexed to them, or where one is attached, it frequently does not match our electronic stock option database.

We have therefore concluded that neither the "as of" dates referenced on Compensation Committee UWC's nor the dates of Minutes can be relied on as proper option grant measurement dates. We have been unable to ascertain with any degree of certainty when, if ever, UWC's or Minutes with full, complete and final Schedule A's were reviewed and approved by the Compensation Committee.

In light thereof, we have concluded that the most appropriate and accurate source of data to determine option grant measurement dates is the electronic record of option grant information in its electronic stock option database program known as Transcentive, which went into use in late 1998. The entry into Transcentive of the specific grantee information as to each stock option grant constituted an acknowledgement by the Company to the grantee of the grantee's legal entitlement to the grant and, in the absence of authoritative information as to when grants were actually approved by the Company provides an appropriate measurement date framework based on entitlement. For option grants made subsequent to the implementation of Transcentive, we have calculated the restated intrinsic value using a grant measurement date based on when the option data was entered into the database program (the "Creation Date"). For options granted prior to the implementation of Transcentive, the new measurement date was determined by applying the average lag time between the "as of" date and the Creation Date for options granted subsequent to the implementation of Transcentive to the original option grant date in order to approximate a reliable measurement date. The average lag period between the date as of which UWC's were executed and the date that options purportedly granted by such consents were inputted into our Transcentive system was ninety-seven days. For grants prior to December 1998, we have therefore used measurement dates equating to ninety-seven days following the date as of which the UWC relating to such options were executed.

The calculation of the non-cash stock based compensation charge resulting from the Special Committee's investigation required significant estimation and assumption. The estimates we used in deriving the amounts in our consolidated financial statements were based on historical trends and internal information. A significant amount of judgment was required in examining each separate option grant and also in determining the new measurement dates applied to each grant in our calculation. For instance, the Creation Date methodology utilized to calculate the non-cash stock based compensation charge has caused certain groups of options which were originally granted on a single date to be re-measured across a number of distinct and different dates. In addition, the historic volatility in our stock price had potentially significant influence on the results of our calculation of the non-cash stock based compensation charge. For example, a $1 movement in the new measurement date price of each option award would result in a difference of approximately $26.6 million in the cumulative charge we have reported. Due to the volatility of the Company's common stock, the use of another measurement date could have resulted in a substantially higher or lower compensation expense. This in turn would have caused net income or loss to be different than amounts reported in the restated consolidated financial statements. The following table illustrates the historic volatility in the trading of our common stock by reference to the high and low closing price of our common stock from 1997-2005, as reported by Nasdaq (prices are adjusted to reflect stock split):

Year	High	Low
1997	$14.25	$6.44
1998	21.00	10.25
1999	80.16	19.50
2000	92.38	46.44
2001	66.38	27.24
2002	47.21	8.50
2003	29.19	8.06
2004	33.83	17.93
2005	41.36	22.92

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue follows:

	Years Ended December 31,
	2005	2004	2003

STATEMENT OF OPERATIONS DATA:	(As restated)	(As restated)	(As restated)
Revenue	100.0%	100.0%	100.0%

Salaries and related*	44.5%	47.8%	50.1%
Office and general	19.0%	21.0%	24.2%
Marketing and promotion	19.9%	19.9%	21.0%
Business reorganization and other special charges	—%	—%	8.2%

Total operating expenses	83.4%	88.7%	103.5%

Operating income	16.6%	11.3%	-3.5%
Interest and other, net	0.6%	-0.1%	-0.2%

Income from continuing operations before income taxes	17.3%	11.2%	-3.7%
Income taxes	6.2%	4.2%	0.4%
Losses in equity interest	-0.3%	—%	—%

Income (loss) from continuing operations	10.8%	7.0%	-4.2%
Income (loss) from discontinued operations, net of tax	-0.8%	0.8%	-15.6%

Net income (loss)	9.9%	7.8%	-19.7%

*—Includes the impact on our continuing operations of the non-cash stock based compensation costs in all periods.

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

Quarterly revenues, operating income and operating margin data for our Monster segment in the 2005 periods are as follows:

(dollars in thousands)	Q1 2005	Q2 2005	Q3 2005	Q4 2005	FY 2005
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$189,534	$198,091	$206,834	$223,812	$818,271
Operating income	$44,477	$48,215	$54,585	$59,222	$206,499
Operating margin	23.5%	24.3%	26.4%	26.5%	25.2%

Our Monster segment experienced strong revenue growth in each quarter of 2005 primarily due to productivity from our sales force, strategic acquistions in key international markets and an impoved global employment market. In addition, our acquisitions of Emailjob.com and JobKorea in the first and fourth quarters of 2005 has given us a presence in two key international markets. We maintained strong margin growth in each quarter, despite continued investments in product, technology and sales force expansion. Our quarterly results for our Monster segment were not impacted by the non-cash stock based compensation expense adjustments.

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

Operating income increased substantially versus the prior year period primarily due to increased revenue in North America and disciplined management of core operating expenses across all geographic regions. Management is continually analyzing the cost structure of the business to ensure that costs are in line with revenues. During 2006, the Company disposed of its global Advertising & Communications business in five separate transactions, to focus its resources on the Monster business.

Quarterly revenues, operating income and operating margin data for our Advertising & Communications segment in the 2005 periods are as follows:

(dollars in thousands)	Q1 2005	Q2 2005	Q3 2005	Q4 2005	FY 2005
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$42,519	$40,888	$42,454	$42,785	$168,646
Operating income	$2,439	$763	$4,447	$7,463	$15,112
Operating margin	5.7%	1.9%	10.5%	17.4%	9.0%

Strict cost management in our North American Advertising & Communications division resulted in our improved operating profit over the course of 2005, despite relatively flat revenue performance. Throughout 2005, we experienced a relatively weak print advertising market overseas, primarily in the United Kingdom. Our quarterly results for our Advertising & Communications segment were not impacted by the non-cash stock based compensation expense adjustments.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2005 and 2004 are as follows:

Consolidated Operating Expenses

(dollars in thousands)
	2005	% of Revenue	2004	% of Revenue	$ Increase	% Increase
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$439,465	44.5	$361,372	47.8	$78,093	21.6
Office and general	187,204	19.0	158,975	21.0	28,229	17.8
Marketing and promotion	196,070	19.9	150,359	19.9	45,711	30.4

Operating expenses	822,739	83.4	670,706	88.7	152,033	22.7

Operating income	$164,178	16.6	$85,425	11.3	$78,753	92.2

Except for the non-cash stock based compensation adjustments in 2004 and 2005, our Monster division accounted for substantially all of the year over year increase in total operating expenses, stemming mainly from the hiring initiatives we undertook in the latter half of 2004, costs associated with marketing programs and acquisitions. Costs associated with our hiring initiatives mainly reflect increased headcount in sales and support staff and incremental commissions paid to sales staff in connection with the improved revenue base. In addition, we continue to invest in the Monster brand, both in North America and in key international markets. Included in salaries and related expenses is $12.2 million and $13.1 million in 2005 and 2004, respectively, of non-cash stock based compensation expense relating to the stock option findings of the Special Committee. The stock option adjustments impacting continuing operations are recorded as a component of corporate expenses for all periods presented. Our marketing and promotion in the 2005 period includes resources allocated to re-brand our jobpilot GmbH properties. Corporate expenses increased $4.7 million over 2004 mainly due to severance related to former executives and slightly higher salary and related expenses. However, as a percentage of revenue, corporate expenses decreased from 7.0% in 2004 to 5.8% in 2005. We remain committed to analyzing our expense infrastructure to ensure that costs are in line with revenues, especially given the uneven employment market in North America and Europe.

Quarterly revenues, operating income and operating margin data for our consolidated results in the 2005 periods are as follows:

(dollars in thousands)	Q1 2005	Q2 2005	Q3 2005	Q4 2005	FY 2005
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$232,053	$238,979	$249,288	$266,597	$986,917
Operating income	$33,608	$36,717	$41,124	$52,729	$164,178
Operating margin	14.5%	15.4%	16.5%	19.8%	16.6%

Consolidated revenue grew in each quarter of 2005 primarily as a result of consistent revenue growth in our Monster operating segment. Monster continued to take advantage of the secular shift of help wanted advertising online and establish its presence in key geographic markets. Our consolidated operating income includes the impact of our non-cash stock based compensation expense, which is recorded as a component of our "corporate operating expenses." Despite the stock option adjustments, we still experienced margin expansion and strong operating growth at the Monster division offset by higher corporate and technology expenses.

Income Taxes

Income taxes for the years ended December 31, 2005 and 2004 are as follows:

	December 31,		Increase

(dollars in thousands)
	2005	2004	$	%

	(As restated)	(As restated)	(As restated)	(As restated)
Income (loss) from continuing operations before income tax	$170,407	$84,415	$85,992	101.9
Income taxes	60,809	31,636	29,173	92.2
Effective tax rate	35.7%	37.5%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 and 2004 period is $3.4 million and $1.0 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted earnings per share increased 61% in 2005, even as diluted weighted average shares outstanding increased by approximately 5.0 million shares over 2004. The share increase is mainly the result of incremental dilution associated with a higher average stock price in 2005, as well as additional share issuances related to stock option exercises. Income from continuing operations was 10.8% of total revenue in 2005, compared to 7.0% in 2004.

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

Quarterly revenues, operating income and operating margin data for our Monster segment in the 2004 periods are as follows:

(dollars in thousands)	Q1 2004	Q2 2004	Q3 2004	Q4 2004	FY 2004
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$122,162	$141,904	$157,679	$172,164	$593,909
Operating income	$22,706	$30,528	$34,642	$48,092	$135,968
Operating margin	18.6%	21.5%	22.0%	27.9%	22.9%

Our Monster division increased revenue in each quarter as our business in North America benefited from an improved domestic employment market and our focus shifted to smaller and medium-sized businesses. Operating profit and margin expansion remained strong as we became more disciplined with our cost structure and realized additional benefits from our restructuring initiatives in late 2003. Our quarterly results for our Monster segment were not impacted by the non-cash stock based compensation expense adjustments.

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

The weaker U.S. dollar in 2004 increased core operating expenses by $7.4 million, which was partially offset by lower corporate and technology costs charged to the division and lower amortization expense. The division's North American business was profitable as it focused on and made significant operational improvements to bring costs in line with revenues in the 2004 period. In December 2004, we exited our Advertising & Communications business in certain countries in Continental Europe in order to focus our efforts more fully on our Monster operations. We intend to continue the efforts that began in late 2004, and improve the cost structure of our remaining European operations, which are now primarily located in the United Kingdom. During 2006, the Company disposed of its global Advertising & Communications business in five separate transactions, to focus its resources on the Monster business.

Quarterly revenues, operating income (loss) and operating margin data for our Advertising & Communications segment in the 2004 periods are as follows:

(dollars in thousands)	Q1 2004	Q2 2004	Q3 2004	Q4 2004	FY 2004
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$39,048	$39,424	$40,940	$42,810	$162,222
Operating income (loss)	$1,168	$1,478	$1,646	$(2,100)	$2,192
Operating margin	3.0%	3.7%	4.0%	-4.9%	1.4%

Our Advertising & Communications revenue grew in each quarterly period in 2004 as our business in the North America benefited from an increasing help-wanted print advertising market and higher commissions from the sale of Monster products. Our margins remained steady through the first three quarters of 2004 as we remained disciplined in our cost structure. Our operating income and margins were negatively impacted by certain severance costs incurred in the fourth quarter of 2004. Our quarterly results for our Advertising & Communications segment were not impacted by the non-cash stock based compensation expense adjustments.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2004 and 2003 are as follows:

(dollars in thousands)	2004	% of Revenue	2003	% of Revenue	Increase (decrease)	% Increase
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$361,372	47.8	$276,580	50.1	$84,792	30.7
Office and general	158,975	21.0	133,389	24.2	25,586	19.2
Marketing and promotion	150,359	19.9	116,100	21.0	34,259	29.5
Business reorganization and other special charges	—		45,396	8.2	(45,396)	(100.0)

Operating expenses	670,706	88.7	571,465	103.5	99,241	17.4

Operating income (loss)	$85,425	11.3	$(19,367)	(3.5)	$104,792	(541.1)

Except for the non-cash stock based compensation adjustments in 2004 and 2005, the increase in consolidated operating expenses is primarily due to increased headcount at Monster, higher bonus accruals as internal operating targets were exceeded, increased marketing expenditures in North America and Europe, acquisitions and foreign currency translation rates. In addition, our office and general expenses increased as we incurred additional professional fees, primarily related to accounting and Sarbanes-Oxley compliance and higher depreciation expense versus the 2003 period. Our marketing and promotion expenses increased as a result of increased Monster branding efforts across each of our geographic regions. Included in salaries and related expenses is $13.1 million and $23.5 million in 2004 and 2003, respectively, of non-cash stock based compensation expense relating to the stock option findings of the Special Committee. The stock option adjustments impacting continuing operations are recorded as a component of corporate expenses for all periods presented. Acquisitions completed in 2004 contributed $55.8 million to the increase in our consolidated operating expenses. Amortization expense, which is included as a component of office and general, was higher in the 2004 period due to intangibles valued in connection with our purchase acquisitions, particularly for jobPilot and Tickle. In addition, the higher operating expenses include a $15.1 million increase as a result of a weaker U.S. dollar in 2004.

(dollars in thousands)	Q1 2004	Q2 2004	Q3 2004	Q4 2004	FY 2004
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Revenue	$161,210	$181,328	$198,619	$214,974	$756,131
Operating income	$12,892	$19,328	$23,277	$29,928	$85,425
Operating margin	8.0%	10.7%	11.7%	13.9%	11.3%

Revenue grew in each quarter primarily as a result of sequential quarterly growth in our Monster operating segment, coupled with an improving help-wanted print advertising market in our Advertising & Communications division. Monster continued to take advantage of the secular shift of help wanted advertising online and establish its presence in key geographic markets. Our consolidated operating income includes the impact of our non-cash stock based compensation expense, which is recorded as a component of our "corporate operating expenses." Despite the stock option adjustments, we still experienced margin expansion and strong operating growth at the Monster division offset by higher corporate and technology expenses.

Income Taxes

Income taxes for the years ended December 31, 2004 and 2003 are as follows:

	December 31,		Increase

	2004	2003	$	%

	(As restated)	(As restated)	(As restated)	(As restated)
Income (loss) from continuing operations before income taxes	$84,415	$(20,612)	$105,027	(509.5)
Income taxes	31,636	2,341	29,295	1,251.4
Effective tax rate	37.5%	-11.4%

Our effective tax rates differ from the statutory rate due to the impact of state and local taxes, certain nondeductible expenses (including business reorganization and spin-off costs in 2003), foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2004 and 2003 period is $1.0 million and $5.8 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted earnings per share were $0.49 compared to a loss of $0.97 in the 2003 period. The loss in the 2003 period mainly stems from business reorganization and other special charges we incurred in the first half of that year and the effect of our stock option adjustments. Diluted weighted average shares in the 2004 period increased mainly as a result of incremental dilution associated with a higher average stock price in the 2004 period, as well as additional share issuances for stock option exercises. Income from continuing operations was 7.0% of total revenue in the 2004 period, compared to a loss from continuing operations of $23.0 million in the 2003 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	Years Ended December 31,
(in thousands)
	2005	2004	2003

Cash and cash equivalents	$196,597	$198,111	$142,255
Marketable securities	123,747	—	—

Cash and cash equivalents and marketable securities	$320,344	$198,111	$142,255

Percentage of total assets, as restated	19.1%	12.7%	12.2%

Cash provided by operating activities of continuing operations	$241,213	$133,232	$28,725
Cash used for investing activities of continuing operations	(301,947)	(129,677)	(35,198)
Cash provided by financing activities of continuing operations	83,908	100,012	(27,442)
Cash used in discontinued operations	(20,353)	(50,331)	(18,587)
Effect of exchange rates on cash	(4,335)	2,620	3,201

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

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, commercial paper that matures within three months of its origination date and in marketable securities, such as auction rate bonds, which are highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

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

As of December 31, 2005, we had cash and cash equivalents and marketable securities of $320.3 million, compared to $198.1 million as of December 31, 2004. Our increase in cash and marketable securities of $122.2 million in the twelve months ended December 31, 2005, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $221.6 million for the year ended December 31, 2005 and resulted from $106.2 million of income from continuing operations and $117.6 million of net non-cash items, including $12.2 million related to non-cash stock based compensation expense from the stock option review, increased by a $25.4 million change in working capital. Strong revenue, accompanied by tight cost control and operating efficiencies, continually improved operating margins and thus cash flows from operations in 2005. Deferred revenue continued to increase in 2005 and more than offset increases in accounts receivable, displaying our success in driving more business to Monster. Furthermore, the disposition of our Directional Marketing business significantly improved the consistency of our cash flows from operations and its correlation to operating income from quarter to quarter. Cash flow from operating activities in 2005 was decreased by $19.6 million from cash used in our discontinued Directional Marketing businesses.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") which is effective for fiscal years beginning after December 15, 2006. The new guidance will be effective for us on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently assessing whether the adoption of SFAS 157 will have an impact on the Company's financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the adoption of SAB 108 will have a material effect on the Company's financial statements.

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

We have interest rate risk primarily related to our short-term investment portfolio. Our short-term investments will produce less income than expected if market interest rates fall; therefore our future investment income may fall short of expectations due to changes in market interest rates or we may suffer losses in principal if forced to sell short-term investments which have declined in market value due to increases in interest rates.

We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including money market funds, commercial paper, auction rate bonds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of December 31, 2005, net unrealized losses on these investments were not material.

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

As discussed in Note 2, the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monster Worldwide, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 3, 2006 (December 11, 2006 as to the effect of the material weakness described in Management's Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management's assessment on the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
New York, New York February 3, 2006, except for the effects of the restatement discussed in Note 2 and Note 17 which are as of December 11, 2006

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2005	2004
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$196,597	$198,111
Available-for-sale securities	123,747	—
Accounts receivable, net of allowance for doubtful accounts of $14,067 and $12,551 in 2005 and 2004, respectively	392,439	318,530
Prepaid and other	60,276	51,826
Current assets of discontinued operations	—	135,044

Total current assets	773,059	703,511

Property and equipment, net	93,352	81,415
Goodwill	679,008	607,753
Intangibles, net	56,670	56,985
Investment in unconsolidated affiliate	46,758	—
Other assets	29,868	28,511
Non-current assets of discontinued operations	—	76,778

Total assets	$1,678,715	$1,554,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,047	$111,430
Accrued expenses and other current liabilities	196,222	164,306
Income taxes payable	49,397	41,682
Deferred revenue	328,902	231,382
Current portion of long-term debt	31,378	29,262
Current liabilities of discontinued operations	—	162,039

Total current liabilities	705,946	740,101

Long-term debt, less current portion	15,678	33,975
Deferred income taxes	22,374	—
Other long-term liabilities	1,377	1,140
Non-current liabilities of discontinued operations	—	122

Total liabilities	745,375	775,338

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 121,830 and 116,697 shares, respectively; outstanding: 120,703 and 115,770 shares, respectively	122	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,553,339	1,446,234
Accumulated other comprehensive income	35,515	98,027
Unamortized stock based compensation	(4,403)	(15,336)
Retained deficit	(651,238)	(749,432)

Total stockholders' equity	933,340	779,615

Total liabilities and stockholders' equity	$1,678,715	$1,554,953

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Revenue	$986,917	$756,131	$552,098

Salaries and related	439,465	361,372	276,580
Office and general	187,204	158,975	133,389
Marketing and promotion	196,070	150,359	116,100
Business reorganization and other special charges	—	—	45,396

Total operating expenses	822,739	670,706	571,465

Operating income (loss)	164,178	85,425	(19,367)

Interest income (expense), net	4,196	(467)	(953)
Other, net	2,033	(543)	(292)

Interest and other, net	6,229	(1,010)	(1,245)

Income (loss) from continuing operations before income taxes	170,407	84,415	(20,612)
Income taxes	60,809	31,636	2,341
Losses in equity interest	(3,397)	—	—

Income (loss) from continuing operations	106,201	52,779	(22,953)
Income (loss) from discontinued operations, net of tax	(8,007)	5,957	(85,871)

Net income (loss)	$98,194	$58,736	$(108,824)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.87	$0.45	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.07)	0.05	(0.77)

Net income (loss)	$0.80	$0.50	$(0.97)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.85	$0.44	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.06)	0.05	(0.77)

Net income (loss)	$0.79	$0.49	$(0.97)

Weighted average shares outstanding:
Basic	122,055	117,738	112,124
Diluted	125,038	120,075	112,124

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unamortized Stock based compensation	Total Stockholders' Equity

Balance, December 31, 2002	107,475	4,762	$1,277,017	$(477,980)	$14,402	$—	$813,439
Cumulative effect of restatement (See Note 2)	—	—	313,641	(221,364)	—	(63,197)	29,080

Balance, December 31, 2002, as restated	107,475	4,762	1,590,658	(699,344)	14,402	(63,197)	842,519

Net loss, as restated	—	—	—	(108,824)	—	—	(108,824)
Net unrealized gain on forward foreign exchange contracts	—	—	—	—	311	—	311
Change in cumulative foreign currency translation adjustment	—	—	—	—	44,215	—	44,215

Comprehensive loss, as restated	—	—	—	—	—	—	(64,298)

Issuance of common stock for stock option exercises, 401(k) match, stock bonus arrangements and other	1,741	—	22,964	—	—	—	22,964
Tax benefit (reversals) of stock options exercised, as restated	—	—	(2,849)	—	—	—	(2,849)
Distribution of net assets of Hudson Highland Group, Inc.	—	—	(341,394)	—	—	—	(341,394)
Contribution from former joint venture partners	—	—	8,852	—	—	—	8,852
Deferred compensation—stock options	—	—	297	—	—	34,400	34,697

Balance, December 31, 2003, as restated	109,216	4,762	$1,278,528	$(808,168)	$58,928	$(28,797)	$500,491

Net income, as restated	—	—	—	58,736	—	—	58,736
Net unrealized loss on forward foreign exchange contracts	—	—	—	—	(35)	—	(35)
Change in cumulative foreign currency translation adjustment	—	—	—	—	39,134	—	39,134

Comprehensive income, as restated	—	—	—	—	—	—	97,835

Public offering of common stock	2,500	—	55,673	—	—	—	55,673
Issuance of common stock in connection with business combinations	2,147	—	56,940	—	—	—	56,940
Issuance of common stock for stock option exercises, 401(k) match and other	2,627	—	50,091	—	—	—	50,091
Tax benefit (reversals) of stock options exercised, as restated	—	—	(2,569)	—	—	—	(2,569)
Deferred compensation—stock options	—	—	—	—	—	16,064	16,064
Stock based compensation	207	—	7,693	—	—	(2,603)	5,090

Balance, December 31, 2004, as restated	116,697	4,762	$1,446,356	$(749,432)	$98,027	$(15,336)	$779,615

Net income, as restated	—	—	—	98,194	—	—	98,194
Net unrealized gain on forward foreign exchange contracts and other	—	—	—	—	269	—	269
Change in cumulative foreign currency translation adjustment	—	—	—	—	(62,781)	—	(62,781)

Comprehensive income, as restated	—	—	—	—	—	—	35,682

Issuance of common stock for stock option exercises, 401(k) match and other	4,996	—	99,323	—	—	—	99,323
Tax benefit of stock options exercised, as restated	—	—	12,556	—	—	—	12,556
Repurchase of common stock	—	—	(9,304)	—	—	—	(9,304)
Deferred compensation—stock options	—	—	—	—	—	12,733	12,733
Stock based compensation	137	—	4,535	—	—	(1,800)	2,735

Balance, December 31, 2005, as restated	121,830	4,762	$1,553,466	$(651,238)	$35,515	$(4,403)	$933,340

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Cash flows provided by operating activities:
Net income (loss)	$98,194	$58,736	$(108,824)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	8,007	(5,957)	85,871
Depreciation and amortization	37,955	33,028	23,350
Provision for doubtful accounts	9,592	5,310	7,620
Tax benefit from stock options exercises	12,556	(2,569)	(2,849)
Net loss on write-off of fixed assets	—	—	27,208
Non-cash compensation	14,974	15,840	26,823
Common stock issued for matching contribution to 401(k) plan and other	3,813	4,280	6,406
Provision for deferred income taxes	27,062	29,479	5,542
Minority interests and other	3,624	1,352	—
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	(79,135)	(81,294)	(56,468)
Prepaid and other	(14,364)	(5,207)	21,008
Deferred revenue	92,642	63,120	28,496
Accounts payable, accrued expenses and other liabilities	26,293	17,114	(35,458)
Net cash used for operating activities of discontinued operations	(19,643)	(40,697)	(11,547)

Total adjustments	123,376	33,799	126,002

Net cash provided by operating activities	221,570	92,535	17,178

Cash flows used for investing activities:
Capital expenditures	(39,807)	(16,603)	(19,126)
Purchase of marketable securities	(118,461)	—	—
Payments for acquisitions and intangible assets, net of cash acquired	(148,349)	(119,884)	(16,072)
Investment in unconsolidated affiliate	(50,137)	—	—
Net proceeds from sale of businesses	50,091	6,810	—
Sale of long-term investment	4,716	—	—
Net cash used for investing activities of discontinued operations	(710)	(9,634)	(6,370)

Net cash used for investing activities	(302,657)	(139,311)	(41,568)

Cash flows provided by (used for) financing activities:
Payments on capitalized leases	(1,814)	(1,472)	(3,161)
Net repayments on revolving credit facility	—	—	(837)
Proceeds from the issuance of common stock	—	55,673	—
Cash received from the exercise of employee stock options	95,026	45,811	16,556
Cash funded to Hudson Highland Group, Inc.	—	—	(40,000)
Repurchase of common stock	(9,304)	—	—
Net cash used for financing activities of discontinued operations	—	—	(670)

Net cash provided by (used for) financing activities	83,908	100,012	(28,112)

Effects of exchange rates changes on cash and cash equivalents	(4,335)	2,620	3,201
Net increase (decrease) in cash and cash equivalents	(1,514)	55,856	(49,301)
Cash and cash equivalents, beginning of period—continuing operations	198,111	142,255	165,648
Cash and cash equivalents, beginning of period—discontinued operations	—	—	25,908

Cash and cash equivalents, end of year	$196,597	$198,111	$142,255

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Monster Worldwide, Inc. (the "Company") has continuing operations that consist of two operating segments: Monster and Advertising & Communications. Revenue in the Company's Monster segment is primarily earned from job postings placed on the Company's career websites; licensed access to the Company's résumé database; and the display of advertising on the Company's online properties. Revenue in the Company's Advertising & Communications division is primarily earned from selling and placing recruitment advertising, in print and online media, résumé screening services and other recruitment related products. These services are provided to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

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

The Company accounts for business dispositions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company's continuing operations have been restated to reflect such dispositions in each period presented. See Note 4 to the financial statements for further discussion of the Company's disposition transactions.

Revenue Recognition

Monster. Our Monster division primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online résumé database and other ancillary services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's résumé database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred related to the Company's own personnel who are directly associated with software development are capitalized as appropriate.

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

Long-Lived Assets

Long-lived assets, other than goodwill are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company's evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

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

Stock-Based Compensation

The Company's financial statements are presented in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, generally, no compensation expense is recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires certain financial statement disclosures, including pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair value based method of accounting for stock-based compensation. See Note 2 of the consolidated financial statements for additional discussion.

As required under SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

	(As restated)
Risk-free interest rate	4.1%	3.6%	4.3%
Volatility	42.7%	45.4%	64.9%
Expected life (years)	3.0	4.4	5.0

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. Certain stock options issued to employees of HH Group (see Note 3) were forfeited in accordance with plan provisions. Accordingly, the Company has adjusted pro forma stock based compensation expense in the year ended December 31, 2003 to reflect such forfeitures. The following table illustrates the effect of the restatement adjustments and pro forma effects of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data as follows:

	Years Ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Net income (loss) as restated	$98,194	$58,736	$(108,824)
Add: Stock based employee compensation expense included in restated net income (loss), net of tax (a)	11,016	16,138	29,101
Deduct: Compensation expense determined under fair value based method for all awards, net of tax (a)	(58,018)	(36,911)	(52,635)

Pro forma net income (loss) as restated	$51,192	$37,963	$(132,358)

Basic earnings (loss) per share:
Net income (loss)—as restated	$0.80	$0.50	$(0.97)
Net income (loss)—pro forma as restated	0.42	0.32	(1.18)
Diluted earnings (loss) per share:
Net income (loss)—as restated	$0.79	$0.49	$(0.97)
Net income (loss)—pro forma as restated	0.41	0.32	(1.18)

The Company is providing a modified disclosure for the pro forma impact of stock based compensation for the historical periods as if the non-cash stock based compensation expense was recorded in the Company's consolidated financial statements. Due to certain limitations with historical Black-Scholes values on the Company's historical option grants, the following table assumes that the entire pool of grants are recorded in the statements of operations for the periods presented.

	Years Ended December 31,
	2002	2001	2000	1999	1998	1997

Net income (loss) as originally reported	$(534,896)	$69,020	$50,863	$8,158	$46,218	$61,302
Deduct: Stock based employee compensation expense not included in originally reported net income (loss), net of tax (a)	(44,943)	(65,581)	(64,287)	(34,053)	(5,319)	(7,181)

Net income (loss), as restated	$(579,839)	$3,439	$(13,424)	$(25,895)	$40,899	$54,121

Basic earnings (loss) per share:
Net income (loss)—as reported	$(4.80)	$0.63	$0.48	$0.09	$0.51	$0.72
Net income (loss)—as restated	(5.21)	0.03	(0.13)	(0.28)	0.45	0.64
Diluted earnings (loss) per share:
Net income (loss)—as reported	$(4.80)	$0.61	$0.46	$0.08	$0.50	$0.71
Net income (loss)—as restated	(5.21)	0.03	(0.12)	(0.26)	0.44	0.63

  (a)
  Includes adjustments to reflect the impact of the stock option investigation as discussed in Note 2.

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

Stock Option Accelerations

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005. For the twelve months ended December 31, 2005, the Company recognized approximately $25,098 of pro forma compensation expense, net of tax, related to this grant.

On February 10, 2005 and May 4, 2005, the compensation committee of the Company's board of directors approved the acceleration of option vesting terms for approximately 134,000 and 2,600,000, respectively, unvested out of the money employee stock options. Exercise prices of the affected stock options were at or above the Company's closing stock price on such dates. As a result of the accelerated vesting terms, approximately $4,114 and $15,061, respectively, have been included in pro forma compensation expense, net of tax, for the twelve months ended December 31, 2005.

On December 14, 2005, the compensation committee of the Company's board of directors approved the December 29, 2005 acceleration of the vesting and exercisability of substantially all unvested stock options with exercise prices below $23.91 that are held by individuals employed by the Company on December 29, 2005, including executive officers. Stock options issued to certain employees based outside the United States and directors were unaffected by this modification. The acceleration of vesting and exercisability only applied to employee stock options with an exercise price lower than $23.91, as options with exercise prices greater than $23.91 were previously modified. As a result of this modification, the Company recognized approximately $4,319 of pro forma compensation expense, net of tax for the year ended December 31, 2005.

As of December 31, 2005, the Company has accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. As a result of these actions, the Company has eliminated approximately $23,494 of future after-tax compensation expense related to these options. The Company does not anticipate material compensation expense relating to employee stock options after January 1, 2006.

Earnings Per Share

Basic earnings per share do not include the effects of potentially dilutive stock options and are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2006, the Company announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee and its advisors conducted an extensive review of the Company's historical stock option grants and related accounting, including an assessment and review of the Company's accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company's executive management and Board of Directors.

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon.

The Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the compensation committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which each individual optionee and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

Restatement Methodology

Historically, the Company has generally accounted for stock option grants as if the options were granted at an exercise price no less than fair market value as indicated by the closing price of a share of the Company's common stock trading on the NASDAQ National Market on either the "as of" date reflected on the relevant UWC of the Compensation Committee of the Board of Directors or the date of minutes of an actual Compensation Committee meeting ("Minutes"). A majority of stock options granted during the period under review were granted pursuant to UWC's. The UWC's, by their terms, typically referred to an attached Schedule A listing the specific names of the grantees and the number of shares subject to each option. The UWC's that have been located by the Company, however, either have no Schedule A annexed to them, or where one is attached, it frequently does not match the Company's electronic stock option database.

The Company has therefore concluded that neither the "as of" dates referenced on Compensation Committee UWCs nor the dates of Minutes can be relied on as proper option grant measurement dates. The Company has been unable to ascertain with any degree of certainty when, if ever, UWC's or Minutes with full, complete and final Schedule A's were reviewed and approved by the Compensation Committee.

In light thereof, the Company has concluded that the most appropriate and accurate source of data to determine option grant measurement dates is the electronic record of option grant information in its electronic stock option database program known as Transcentive, which went into use in late 1998. The entry into Transcentive of the specific grantee information as to each stock option grant constituted an acknowledgement by the Company to the grantee of the grantee's legal entitlement to the grant and, in the absence of authoritative information as to when grants were actually approved by the Company provides an appropriate measurement date framework based on entitlement. For option grants made subsequent to the implementation of Transcentive, the Company has calculated the restated intrinsic value using a grant measurement date based on when the option data was entered into the database program (the "Creation Date"). For options granted prior to the implementation of Transcentive, the new measurement date was determined by applying the average lag time between the "as of" date and the Creation Date for options granted subsequent to the implementation of Transcentive to the original option grant date in order to approximate a reliable measurement date. The average lag period between the date as of which UWC's were executed and the date that options purportedly granted by such consents were inputted into the Company's Transcentive system was ninety-seven days. For grants prior to December 1998, the Company has therefore used measurement dates equating to ninety-seven days following the date as of which the UWC relating to such options were executed.

Given the volatility of the Company's common stock, the use of another measurement date could have resulted in a substantially higher or lower cumulative compensation expense. This in turn would have caused net income or loss to be different than amounts reported in the restated consolidated financial statements.

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, the selected financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly periods in 2005 and 2004 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

The restatement of the Company's previously issued financial statements reflects the following:

  (a)
  the recognition of non-cash compensation expense and related income tax effects related to stock options affected by the grant dating issues; and

  (b)
  adjustments to previously recognized income tax benefits as a result of certain stock options that were granted to certain of the Company's executive officers with exercise prices that were less than the fair market value of the Company's common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) ("IRC 162(m)").

These restated consolidated financial statements include cumulative compensation expense, net of income taxes, of $221,364 as of December 31, 2002, which is recorded as an adjustment to opening retained deficit as of January 1, 2003 included in the consolidated statement of stockholders' equity.

The following table reflects the non-cash stock based compensation expense and related income tax benefit by year, including the cumulative effect on retained deficit for all periods prior to December 31, 2002:

(in thousands)	(As previously reported) Net income (loss)	Pre-tax adjustments	Income tax benefit	(As restated) Net income (loss)
Year Ended December 31, 1997	$61,302	$(9,461)	$2,280	$54,121
Year Ended December 31, 1998	46,218	(7,086)	1,767	40,899
Year Ended December 31, 1999	8,158	(42,916)	8,863	(25,895)
Year Ended December 31, 2000	50,863	(79,348)	15,061	(13,424)
Year Ended December 31, 2001	69,020	(80,792)	15,211	3,439
Year Ended December 31, 2002	(534,896)	(56,489)	11,546	(579,839)

Cumulative effect at December 31, 2002		(276,092)	54,728

Year Ended December 31, 2003	(81,864)	(34,697)	7,737	(108,824)
Year Ended December 31, 2004	73,104	(16,064)	1,696	58,736
Year Ended December 31, 2005	107,432	(12,733)	3,495	98,194

Total		$(339,586)	$67,656

The following table reflects the impact of the adjustments on the Company's continuing and discontinued operations in the Company's consolidated statements of operations for the periods presented below:

	Years Ended December 31,			Cumulative (January 1, 1997 through December 31, 2005)
Category of adjustments:
	2005	2004	2003

Stock option grant date changes—continuing operations	$12,239	$13,118	$23,529	$217,786
Stock option grant date changes—discontinued operations	494	2,946	11,168	121,800

Pre-tax stock option expense adjustments	12,733	16,064	34,697	339,586

Income tax impact on grant date changes-continuing operations	(3,377)	(3,499)	(5,806)	(53,862)
Income tax impact on grant date changes-discontinued operations	(118)	(694)	(1,931)	(18,594)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes—continuing operations	—	2,497	—	4,800

Income tax benefit	(3,495)	(1,696)	(7,737)	(67,656)

Total adjustments to net income (loss)	$9,238	$14,368	$26,960	$271,930

The Company has notified the Internal Revenue Service of the stock option review. Under Section 162(m), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

Consolidated Statement of Operations Impact

There was no impact on previously reported revenue. The following table reconciles the Company's previously reported results in the Original Filing to the restated statements of operations for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005			2004			2003
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenue	$986,917	$—	$986,917	$756,131	$—	$756,131	$552,098	$—	$552,098

Salaries and related	427,226	12,239	439,465	348,254	13,118	361,372	253,051	23,529	276,580
Office and general	187,204	—	187,204	158,975	—	158,975	133,389	—	133,389
Marketing and promotion	196,070	—	196,070	150,359	—	150,359	116,100	—	116,100
Business reorganization and other special charges	—	—	—	—	—	—	45,396	—	45,396

Total operating expenses	810,500	12,239	822,739	657,588	13,118	670,706	547,936	23,529	571,465

Operating income (loss)	176,417	(12,239)	164,178	98,543	(13,118)	85,425	4,162	(23,529)	(19,367)

Interest income (expense), net	4,196	—	4,196	(467)	—	(467)	(953)	—	(953)
Other, net	2,033	—	2,033	(543)	—	(543)	(292)	—	(292)

Interest and other, net	6,229	—	6,229	(1,010)	—	(1,010)	(1,245)	—	(1,245)

Income from continuing operations before income taxes	182,646	(12,239)	170,407	97,533	(13,118)	84,415	2,917	(23,529)	(20,612)
Income taxes (benefit)	64,186	(3,377)	60,809	32,638	(1,002)	31,636	8,147	(5,806)	2,341
Losses in equity interest	(3,397)	—	(3,397)	—	—	—	—	—	—

Income (loss) from continuing operations	115,063	(8,862)	106,201	64,895	(12,116)	52,779	(5,230)	(17,723)	(22,953)
Income (loss) from discontinued operations, net of tax	(7,631)	(376)	(8,007)	8,209	(2,252)	5,957	(76,634)	(9,237)	(85,871)

Net income (loss)	$107,432	$(9,238)	$98,194	$73,104	$(14,368)	$58,736	$(81,864)	$(26,960)	$(108,824)

Basic earnings (loss) per share:(*)
Income (loss) from continuing operations	$0.94	$(0.07)	$0.87	$0.55	$(0.10)	$0.45	$(0.05)	$(0.16)	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.06)	—	(0.07)	0.07	(0.02)	0.05	(0.68)	(0.08)	(0.77)

Net income (loss)	$0.88	$(0.08)	$0.80	$0.62	$(0.12)	$0.50	$(0.73)	$(0.24)	$(0.97)

Diluted earnings (loss) per share:(*)
Income (loss) from continuing operations	$0.92	$(0.07)	$0.85	$0.54	$(0.10)	$0.44	$(0.05)	$(0.16)	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.06)	—	(0.06)	0.07	(0.02)	0.05	(0.68)	(0.08)	(0.77)

Net income (loss)	$0.86	$(0.07)	$0.79	$0.61	$(0.12)	$0.49	$(0.73)	$(0.24)	$(0.97)

*Earnings per share may not add due to rounding.
Weighted average shares outstanding:
Basic	122,055	—	122,055	117,738	—	117,738	112,124	—	112,124
Diluted	125,038	—	125,038	120,075	—	120,075	112,124	—	112,124

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported in the Original Filing to the restated amounts as of December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$196,597	$—	$196,597	$198,111	$—	$198,111
Available-for-sale securities	123,747	—	123,747	—	—	—
Accounts receivable, net of allowance for doubtful accounts of $14,067 and $12,551 in 2005 and 2004, respectively	392,439	—	392,439	318,530	—	318,530
Prepaid and other	60,276	—	60,276	51,826	—	51,826
Current assets of discontinued operations	—	—	—	135,044	—	135,044

Total current assets	773,059	—	773,059	703,511	—	703,511

Property and equipment, net	93,352	—	93,352	81,415	—	81,415
Goodwill	679,008	—	679,008	607,753	—	607,753
Intangibles, net	56,670	—	56,670	56,985	—	56,985
Investment in unconsolidated affiliate	46,758	—	46,758	—	—	—
Other assets	29,868	—	29,868	17,171	11,340	28,511
Non-current assets of discontinued operations	—	—	—	76,778	—	76,778

Total assets	$1,678,715	$—	$1,678,715	$1,543,613	$11,340	$1,554,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,047	$—	$100,047	$111,430	$—	$111,430
Accrued expenses and other current liabilities	196,222	—	196,222	164,306	—	164,306
Income taxes payable	40,039	9,358	49,397	32,324	9,358	41,682
Deferred revenue	328,902	—	328,902	231,382	—	231,382
Current portion of long-term debt	31,378	—	31,378	29,262	—	29,262
Current liabilities of discontinued operations	—	—	—	162,039	—	162,039

Total current liabilities	696,588	9,358	705,946	730,743	9,358	740,101

Long-term debt, less current portion	15,678	—	15,678	33,975	—	33,975
Deferred income taxes	45,397	(23,023)	22,374	22,119	(22,119)	—
Other long-term liabilities	1,377	—	1,377	1,140	—	1,140
Non-current liabilities of discontinued operations	—	—	—	122	—	122

Total liabilities	759,040	(13,665)	745,375	788,099	(12,761)	775,338

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—	—	—	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 121,830 and 116,697 shares, respectively; outstanding: 120,703 and 115,770 shares, respectively	122	—	122	117	—	117
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	—	5	5	—	5
Additional paid-in capital	1,267,744	285,595	1,553,339	1,146,708	299,526	1,446,234
Accumulated other comprehensive income	35,515	—	35,515	98,027	—	98,027
Unamortized stock based compensation	(4,403)	—	(4,403)	(2,603)	(12,733)	(15,336)
Retained deficit	(379,308)	(271,930)	(651,238)	(486,740)	(262,692)	(749,432)

Total stockholders' equity	919,675	13,665	933,340	755,514	24,101	779,615

Total liabilities and stockholders' equity	$1,678,715	$—	$1,678,715	$1,543,613	$11,340	$1,554,953

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the non-cash stock based compensation adjustments. The following table shows the effect on our previously reported cash flow items within operating activities:

	Years Ended December 31,
	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net income (loss)	$107,432	$98,194	$73,104	$58,736	$(81,864)	$(108,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	7,631	8,007	(8,209)	(5,957)	76,634	85,871
Tax benefit (reversals) from stock options exercises	26,487	12,556	7,325	(2,569)	1,669	(2,849)
Non-cash compensation	2,735	14,974	2,722	15,840	3,294	26,823
Provision for deferred income taxes	16,508	27,062	23,084	29,479	6,830	5,542
Changes in assets and liabilities, net of purchase transactions:
Accounts payable, accrued expenses and other liabilities	26,293	26,293	14,617	17,114	(35,458)	(35,458)

3. BUSINESS COMBINATIONS

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

3. BUSINESS COMBINATIONS (Continued)

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

In October 2005, the Company's Monster division purchased JobKorea, an online recruitment website in South Korea. The acquisition provides the Company with a leading presence in one of Asia's largest and emerging online markets. Consideration for the acquisition was $89,627, net of cash and short-term investments acquired, and approximately $3,500 payable in 2006. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

	Years Ended December 31,
	2005	2004

	(As restated)	(As restated)
Revenue	$999,362	$806,735
Income from continuing operations	107,307	56,948
Net income	99,301	62,904
Basic earnings per share:
Income from continuing operations	$0.88	$0.48
Net income	$0.81	$0.52
Diluted earnings per share:
Income from continuing operations	$0.86	$0.47
Net income	$0.79	$0.51

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

4. DISCONTINUED OPERATIONS

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

  •
  On May 2, 2005, the Company sold its interests in TMP Direct, a direct marketing business, formerly part of the Company's Directional Marketing segment. The business was purchased by GECKO Inc, an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after-tax loss on sale of this business of $551 in the second quarter of 2005.

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

  •
  On March 31, 2003, the Company completed a distribution of the common stock of HH Group as a tax-free dividend to its shareholders. Shareholders of the Company's common stock received one share of HH Group for every 13 1/3shares of Monster Worldwide, Inc. common stock owned. Prior to the distribution, HH Group was reported as the Company's eResourcing and Executive Search segments.

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

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Revenue	$23,402	$107,666	$221,700

Income (loss) before income taxes	(11,257)	9,503	(32,148)
Income tax expense (benefit)	(4,294)	4,728	53,723

Income (loss) from discontinued operations, net of tax	$(6,963)	$4,775	$(85,871)

Pre-tax gain (loss) on sales of discontinued operations	$(9,534)	$361	$—
Income tax benefit	(8,490)	(821)	—

Gain (loss) on sale of business, net of tax	(1,044)	1,182	—

Income (loss) from discontinued operations, net of tax	$(8,007)	$5,957	$(85,871)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. The Company recorded $376, $2,252, and $9,237 of non-cash stock based compensation costs, respectively, in each of the three years ended December 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed.

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

5. INVESTMENTS

Marketable Securities

The following table summarizes the Company's available-for-sale investments reported as marketable securities on the accompanying consolidated balance sheet as of December 31, 2005:

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

Auction rate bonds	$ 96,350	$ —	$ 96,350
Bank time deposits	27,408	(11)	27,397

Total	$123,758	$(11)	$123,747

The following table shows all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

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

6. PROPERTY AND EQUIPMENT, NET

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

7. GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2005, the Company acquired two businesses and preliminarily recorded $112,708 of goodwill and $14,008 of identifiable intangible assets. In addition, $2,977 of acquisition-related integration and restructuring costs were charged to goodwill in 2005 period. Due to a strengthening U.S. dollar, there was an offsetting decrease in goodwill and intangible assets in 2005. Compared to the prior period, intangible asset balances were translated into U.S. dollars at significantly lower exchange rates at December 31, 2005. Currencies that most affected the Company's financial position were the British Pound, Euro, Swedish Krona and Korean Won.

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

8. BUSINESS REORGANIZATION AND OTHER SPECIAL CHARGES

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

9. SUPPLEMENTAL CASH FLOW INFORMATION

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

10. FINANCING AGREEMENT

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

11. DEBT

The Company's debt consists of the following:

	December 31,
	2005	2004

Borrowings under financing agreement (see Note 9)	$—	$—
Notes payable to former owners of Tickle, Inc., non-interest bearing, interest imputed at 3.5%, due annually through 2007	25,964	39,262
Notes payable to former owners of Military Advantage, Inc., non-interest bearing, interest imputed at 1.5%, due 2006	7,384	14,645
Notes payable to former owners of QuickHire, Inc., non-interest bearing, due March, 2006	7,003	5,692
Notes payable to former owners of JobKorea; non-interest bearing, interest imputed at 7.25%, due 2006	3,472	—
Notes payable to former owners of Emailjob.com SAS, non-interest bearing, interest imputed at 7.25%, due 2006	1,361	—
Capitalized lease obligations, payable with interest from 2% to 11%, due in varying installments through 2007	255	1,889
Other notes payable, interest rates ranging from 3% to 10%, due in varying installments through 2011	1,617	1,749

	47,056	63,237
Less: current portion	31,378	29,262

Long-term debt	$15,678	$33,975

The following table presents future principal payments on debt:

Year:
2006	$31,378
2007	14,726
2008	334
2009	334
2010	188
Thereafter	96

$47,056

12. STOCKHOLDERS' EQUITY

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

As discussed in Note 2, the Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the Compensation Committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which the identities of the individual optionees and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined.

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

	December 31, 2005		December 31, 2004		December 31, 2003
(thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18,999	$26.20	17,387	$25.09	18,747	$28.91
Granted	344	28.96	6,301	28.58	2,272	14.40
Spin-off adjustment	—	—	—	—	1,148	—
Exercised	(4,853)	19.58	(2,447)	18.72	(1,103)	15.00
Forfeited/cancelled	(817)	30.85	(2,242)	31.70	(3,677)	32.10

Outstanding at end of year	13,673	$27.94	18,999	$26.20	17,387	$25.09

Options exercisable at year-end	9,373	$27.56	10,023	$27.31	11,778	$28.09
Weighted average fair value of options granted during the year		$28.96		$28.60		$8.63

The following table summarizes information about stock options outstanding at December 31, 2005 (share amounts in thousands):

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.00 to $20.00	2,392	$10.63	5.4	2,392	$10.63
20.01 to 26.00	5,068	23.81	6.3	2,926	23.18
26.01 to 32.00	1,105	28.86	6.3	713	28.66
32.01 to 50.00	4,415	37.13	7.1	2,649	39.45
50.01 to 97.34	693	57.86	4.3	693	57.86

Total	13,673	27.94		9,373	$27.56

13. INCOME TAXES

In connection with the restatement of the consolidated financial statements, as described in Note 2, adjustments have been made to the income tax expense reported in the Company's consolidated statements of operations, tax benefits previously recognized in additional paid-in capital in the statement of stockholder's equity and deferred tax assets and income taxes payable on the balance sheet. In accordance with Section 162(m), stock options that are in-the-money at the time of grant do not qualify as performance based compensation. Tax deductions for such options are not deductible in the year of exercise if exercised by one of the five listed officers still employed at the end of the year, whose compensation is required to be disclosed in the annual Proxy Statement, but only if such executive's other non-performance based compensation in the year of exercise exceeds $1 million. Consequently, due to the issuance of in the money stock options, the Company expects that approximately $33 million of compensation deductions will be disallowed under Section 162(m). Such disallowance is expected to reduce tax loss carryovers otherwise absorbed in 2005 which reduced the Company's 2005 tax liability. The Company is presently being examined by the Internal Revenue Service and the Company has notified the examining agents of the stock option review.

The disallowance of tax benefits is reflected in the restated financial statements by reducing the recorded tax benefit on the statements of operations in years of exercise in the amount of $2.3 million for periods through December 31, 2001, and $2.5 million in 2004. Excess tax benefits previously credited to additional paid-in capital were reduced by $4.6 million for periods through December 31, 2001, and were not affected thereafter. A current liability of $9.4 million has been reflected on the balance sheet as of December 31, 2005 for the expected tax due.

The Company has recognized income tax benefits for financial reporting purposes on the additional non-cash stock based compensation expense recorded in connection with the restatement discussed in Note 2. The non-cash stock based compensation expense is recognized ratably over the option vesting periods. Recorded tax benefits are reversed when options expire unexercised, or when exercises occur which are subject to Section 162(m) limitations. At December 31, 2005, recorded deferred tax assets for stock based compensation on unexercised options for officers who were listed in the Company's 2005 Proxy Statement was $6.7 million.

The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Domestic	$157,824	$80,803	$(17,349)
Foreign	12,583	3,612	(3,263)

Income (loss) from continuing operations before income taxes	$170,407	$84,415	$(20,612)

Income taxes relating to the Company's continuing operations are as follows:

	Years Ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Current income taxes:
U.S. Federal	$27,254	$8,358	$(2,893)
State and local	5,221	1,698	(538)
Foreign	1,194	(7,346)	(1,701)

Total current income taxes	33,669	2,710	(5,132)

Deferred income taxes:
U.S. Federal	27,042	19,876	4,514
State and local	5,008	3,538	852
Foreign	(4,910)	5,512	2,107

Total deferred income taxes	27,140	28,926	7,473

Income taxes	$60,809	$31,636	$2,341

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

	(As restated)	(As restated)
Deferred tax assets:
Allowance for doubtful accounts	$3,656	$3,827
Accrued expenses and other liabilities	1,735	2,911
Accrued business reorganization and spin-off costs	5,963	7,098
Other reserves not currently deductible	—	3,843
Investments in foreign entities discontinued	—	12,600
Tax loss carry forwards	82,684	80,627
Tax credits	—	738
Non-cash stock based compensation expense	23,023	33,460
Valuation allowance	(62,772)	(77,907)

Deferred tax assets	54,289	67,197

Deferred tax liabilities:
Property and equipment	(6,963)	(4,629)
Intangibles	(41,663)	(28,464)

Deferred tax liabilities	(48,626)	(33,093)

Net deferred tax assets (liabilities)	$5,663	$34,104

As of December 31, 2005 and 2004, net current deferred tax assets were $8,048 and $12,597 respectively, and net non-current deferred tax assets were $19,989 and $21,507 respectively. Net non-current deferred tax liabilities were $22,374 as of December 31, 2005. The Company did not have any deferred tax liablities as of December 31, 2004.

At December 31, 2005, the Company has net operating loss carry- forwards, for U.S. Federal tax purposes of approximately $9,000 which expire in 2020 and operating loss carry forwards in the United Kingdom of approximately $55,000 with no expiration periods. In addition, the Company also has approximately $169,000 of net operating loss carry forwards in various other countries throughout the world, of which approximately $139,000 have no expiration date and $30,000 of which expire in years 2007 through 2016.

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

Income taxes related to the Company's continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2005	2004	2003

	(As restated)	(As restated)	(As restated)
Income taxes at Federal statutory rate	$59,642	$29,546	$(7,214)
State income taxes, net of Federal income tax effect	6,333	3,322	(775)
Tax exempt interest income	(914)	—	—
Non-deductible meals and entertainment	507	1,073	1,229
Effect of foreign operations	(1,235)	(4,338)	(7,172)
Change in valuation allowance	(4,902)	(2,768)	7,430
Nondeductible business reorganization and other special charges	—	—	4,499
Other	—	815	861
Non-deductible stock based compensation expense*	1,378	3,986	3,483

Income taxes	$60,809	$31,636	$2,341

*—Included in the 2004 amount is $2,497 of Section 162(m) disallowance.

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

14. COMMITMENTS AND CONTINGENCIES

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

(B) Consulting, Employment and Non-Compete Agreements

The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key management personnel and former owners of acquired businesses. Employment agreements with key members of management are generally at will and provide for an unspecified term and for specified notice or the payment of severance in certain circumstances. Mr. Andrew J. McKelvey, the Company's Chairman and Chief Executive Officer ("CEO") had an agreement that provided for automatic renewal for one-year terms except in the event of timely notice of non-renewal and also provided for the payment of severance in certain circumstances. Mr. Paul Camara, an executive officer of the Company, has an agreement that provides for a term through December 31, 2007 and for the payment of severance in certain circumstances.

On October 6, 2006, Andrew J. McKelvey resigned from his positions as Chairman of the Board and Chief Executive Officer. The Board of Directors of the Company named William M. Pastore, the Company's then President and Chief Operating Officer as its Chief Executive Officer and as a director. Mr. McKelvey kept his seat on the Board of Directors and was named Chairman Emeritus. On October 29, 2006, Andrew J. McKelvey resigned as a member of the Board of Directors and as Chairman Emeritus. Mr. McKelvey and his legal counsel have advised the Special Committee of the Board of Directors that Mr. McKelvey had declined to be interviewed by the Special Committee on the previously agreed date and that Mr. McKelvey would not provide assurance he would appear at a later date.

(C) Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of Monster Worldwide common stock. As a result, salaries and related expenses contain $4,100, $2,203 and $2,018 of non-cash employer matching contributions related to the Company's continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $3,635, $3,302 and $2,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

(D) Litigation

The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company's financial condition, operations or liquidity. See Note 17 for further discussion of stock option related litigation.

15. RELATED PARTY TRANSACTIONS

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

The Company leases office space to an investment company that is 50% owned by Andrew J. McKelvey. Rental income received from the investment company was $36, $67 and $17 in the years ended December 31, 2005, 2004 and 2003, respectively. This lease was terminated on October 31, 2006.

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

Following Mr. McKelvey's resignation and at the direction of management and the Board of Directors, the Company's internal audit department and outside counsel examined certain transactions between the Company and Mr. McKelvey or entities or individuals affiliated with him. Management identified various related party transactions involving Mr. McKelvey over the period between 1996 and 2006, certain of which were not properly disclosed in the Company's filings with the United States Securities and Exchange Commission ("SEC"): (i) Mr. McKelvey owed outstanding amounts to the Company during each of the fiscal years ended 1996 through 2006. The indebtedness owed by Mr. McKelvey includes notes payable in favor of the Company, substantially offset by indebtedness owed by the Company to Mr. McKelvey. (ii) The Company has provided healthcare benefits to nine relatives and nine personal employees of Mr. McKelvey at varying times since 1997. (iii) The Company has processed the payroll for up to nine people personally employed by Mr. McKelvey at varying times since 1997. Mr. McKelvey generally reimbursed the Company for a vast majority of these salaries after the Company disbursed funds on behalf of Mr. Mckelvey to his personal employees. (iv) The Company granted stock options to four of Mr. McKelvey's personal employees at various dates from 1999 through 2002. (v) Certain of Mr. McKelvey's personal employees participated in the Company's 401(k) plan at varying times during the period of 1997 through 2003.

Mr. McKelvey has reimbursed the Company approximately $533 for certain expenses paid by the Company during the periods 1996 through 2006. The Company continues to seek reimbursement, plus interest, on certain other items.

16. SEGMENT AND GEOGRAPHIC DATA

The Company operates in two business segments: Monster and Advertising & Communications. In June 2005, the Company changed its operating segment structure to report Corporate operating expenses separately. Accordingly, corporate level operating expenses are not allocated to the Company's operating segments. In addition, the Company's Advertising & Communications segment has been restated to reflect certain businesses that were transferred to it, upon the sale of the Company's former Directional Marketing segment (See Note 4). The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $25,733, $13,272 and $13,227 for the years ended December 31, 2005, 2004 and 2003, respectively.

Corporate operating expenses for the three years ended December 31, 2005 include $12,239, $13,118 and $23,529, respectively, of non-cash stock based compensation costs in connection with the investigation into the Company's historical stock option grant practices and related accounting. The results for the Company's Monster and Advertising and Communications business units have not changed from the Original Filing.

The following tables present the Company's operations by business segment and by geographic region:

	Years ended December 31,
Revenue	2005	2004	2003

Monster	$818,271	$593,909	$412,796
Advertising & Communications	168,646	162,222	139,302

Total revenue	$986,917	$756,131	$552,098

	Years ended December 31,
Operating income (loss)	2005	2004	2003(a)

	(As restated)	(As restated)	(As restated)
Monster	$206,499	$135,968	$78,861
Advertising & Communications	15,112	2,192	(23,523)
Corporate expenses(b)	(57,433)	(52,735)	(74,705)

Operating income (loss)	$164,178	$85,425	$(19,367)

	Years ended December 31,
Revenue by Geographic Region(c)	2005	2004	2003

United States	$703,760	$550,468	$407,998
United Kingdom	98,076	95,376	81,185
Continental Europe	140,141	82,821	38,761
Other(d)	44,940	27,466	24,154

Total	$986,917	$756,131	$552,098

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets as of December 31,	2005	2004

	(As restated)	(As restated)
Monster	$956,161	$747,066
Advertising & Communications	348,437	364,014
Corporate	326,480	172,938
Shared assets(e)	47,637	59,113
Assets of discontinued operations	—	211,822

Total Assets	$1,678,715	$1,554,953

  (a)
  Includes business reorganization, spin-off and other special charges for the year ended December 31, 2003 as follows:

Business reorganization, spin-off and other special charges	Year Ended December 31, 2003

Monster	$14,198
Advertising & Communications	15,687
Corporate	15,511

Total	$45,396

  (b)
  Corporate operating expenses include the impact of the stock option adjustments discussed in Note 2.

  (c)
  Revenues are attributed to countries based on location of customer.

  (d)
  Includes Canada and the Asia Pacific region.

  (e)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

17. SUBSEQUENT EVENTS

Divestitures and Acquisitions

On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The sales of these businesses were the result of the Company's ongoing assessment of its operations to support the growth of the Monster franchise in local and international markets.

On May 2, 2006, the Company acquired PWP, LLC ("PWP"), for $20,000 cash and 20,000 shares of unregistered common stock. Under the terms of the agreement, the Company paid $17,000 upon closing and will pay the remaining $3,000 within 12 to 18 months of the closing, subject to certain conditions. PWP was acquired by the Company's Internet Advertising & Fees segment and owns education-related domain names.

On May 10, 2006, the Company sold its remaining TMP Worldwide Advertising & Communications businesses in Europe. The sale includes all of the Company's Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The purchase price of these transactions was approximately $40,000, including approximately $31,000 in cash and a $9,000 note receivable. These transactions allow the Company to focus its resources on the expansion and growth of Monster across local and international markets.

On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada. The purchase price of the transaction was $45,000. The sale completes the global divestiture of the Advertising & Communications unit.

Stock Option Investigation

As described in Note 2, the Company announced on June 12, 2006 that a Special Committee was established to conduct an independent investigation into the Company's historical stock option grant practices and related accounting. The Special Committee was being assisted by independent legal counsel and outside accounting experts. As a result of their review, it was determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date.

On October 6, 2006, Andrew J. McKelvey resigned from his positions as Chairman of the Board and Chief Executive Officer. The Board of Directors of the Company named William M. Pastore, the Company's then President and Chief Operating Officer as its Chief Executive Officer and as a director. On that date, the Board of Directors established an Executive Committee consisting of Salvatore Iannuzzi, Chair, John Gaulding and Ronald Kramer to act for the Board of Directors in overseeing the Company's affairs and to perform the functions of the Chairman. Mr. McKelvey kept his seat on the Board of Directors and was named Chairman Emeritus. On October 29, 2006, Andrew J. McKelvey resigned as a member of the Board of Directors and as Chairman Emeritus. Mr. McKelvey and his legal counsel have advised the Special Committee of the Board of Directors that Mr. McKelvey had declined to be interviewed by the Special Committee on the previously agreed date and that Mr. McKelvey would not provide assurance he would appear at a later date.

Following Mr. McKelvey's resignation and at the direction of management and the Board of Directors, the Company's internal audit department and outside counsel examined certain transactions between the Company and Mr. McKelvey or entities or individuals affiliated with him. As a result of that examination, the Company has determined to expand the disclosure of related party transactions by including in this Form 10-K/A, the information required by Part III that in the original filing on Form 10-K had been incorporated by reference to the Company's Proxy Statement. Mr. McKelvey has reimbursed the Company approximately $533 for certain expenses paid by the Company during the periods 1996 through 2006. The Company continues to seek reimbursement, plus interest, on certain other items.

On November 22, 2006, the Company's Board of Directors, with concurrence from the Special Committee, announced that it had terminated for cause Myron Olesnyckyj, the Company's former Senior Vice-President, General Counsel and Secretary. Mr. Olesnyckyj was suspended from his position on September 19, 2006. The action was a result of the Special Committee's review of the Company's historical stock option grant practices.

The Company has incurred significant expenses in 2006 for legal, tax, accounting and other professional services in connection with the stock option investigation, preparation of restated consolidated financial statements, stock option related litigation and government investigations. The Company expects to continue to incur substantial costs in 2007 in connection with these matters.

Stock Option Regulatory Proceedings and Litigation

Both the United States Attorneys Office ("USAO") and the SEC have informed the Company that each is conducting an investigation into the Company's past stock option grants. In connection therewith, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is cooperating fully with both the USAO and the SEC.

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. The action purports to be brought on behalf of all participants in the Company's 401(k) plan. The complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA"), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA.

In addition, derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County, against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant.

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). It is expected that the plaintiffs in the consolidated federal actions will file a consolidated amended complaint on or about December 19, 2006. The current federal complaints assert claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On September 18, 2006, the three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County, were also consolidated. The consolidated actions have been styled as In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06-108700 (Supreme, N.Y. County). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

The Company has received correspondence from, or on behalf of, certain former employees who are the grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised within the last several months. In light of the current suspension of the Company's S-8 and the resulting prohibition on the exercise of any stock options, said individuals were precluded from exercising such options prior to their expiration date. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period.

The Company may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company's business and results of operations. The Company may also be obligated under the terms of its by-laws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Q1 2005			Q2 2005			Q3 2005			Q4 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenue:
Monster	$189,534	$—	$189,534	$198,091	$—	$198,091	$206,834	$—	$206,834	$223,812	$—	$223,812
Advertising & Communications	42,519	—	42,519	40,888	—	40,888	42,454	—	42,454	42,785	—	42,785

Total revenue	232,053	—	232,053	238,979	—	238,979	249,288	—	249,288	266,597	—	266,597

Salaries and related	100,556	3,061	103,617	105,564	2,144	107,708	109,332	6,605	115,937	111,774	429	112,203
Office and general	46,382	—	46,382	46,862	—	46,862	45,931	—	45,931	48,029	—	48,029
Marketing and promotion	48,446	—	48,446	47,692	—	47,692	46,296	—	46,296	53,636	—	53,636

Total operating expenses	195,384	3,061	198,445	200,118	2,144	202,262	201,559	6,605	208,164	213,439	429	213,868

Operating income	36,669	(3,061)	33,608	38,861	(2,144)	36,717	47,729	(6,605)	41,124	53,158	(429)	52,729
Interest and other, net	(67)	—	(67)	1,043	—	1,043	715	—	715	4,538	—	4,538

Income from continuing operations before income taxes	36,602	(3,061)	33,541	39,904	(2,144)	37,760	48,444	(6,605)	41,839	57,696	(429)	57,267
Income taxes	13,068	(809)	12,259	13,967	(596)	13,371	16,955	(1,851)	15,104	20,196	(121)	20,075
Losses in equity interest	(209)	—	(209)	(367)	—	(367)	(641)	—	(641)	(2,180)	—	(2,180)

Income from continuing operations	23,325	(2,252)	21,073	25,570	(1,548)	24,022	30,848	(4,754)	26,094	35,320	(308)	35,012
Income (loss) from discontinued operations, net of tax	(2,755)	(356)	(3,111)	(5,994)	(11)	(6,005)	(27)	(1)	(28)	1,145	(8)	1,137

Net income	$20,570	$(2,608)	$17,962	$19,576	$(1,559)	$18,017	$30,821	$(4,755)	$26,066	$36,465	$(316)	$36,149

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.19	$(0.02)	$0.17	$0.21	$(0.01)	$0.20	$0.25	$(0.04)	$0.21	$0.28	$—	$0.28
Income (loss) from discontinued operations, net of tax	(0.02)	—	(0.03)	(0.05)	—	(0.05)	—	—	—	0.01	—	0.01

Net income	$0.17	$(0.02)	$0.15	$0.16	$(0.01)	$0.15	$0.25	$(0.04)	$0.21	$0.29	$—	$0.28

Diluted earnings (loss) per share:(1)
Income from continuing operations	$0.19	$(0.02)	$0.17	$0.21	$(0.01)	$0.20	$0.25	$(0.04)	$0.21	$0.28	$—	$0.27
Income (loss) from discontinued operations, net of tax	(0.02)	—	(0.03)	(0.05)	—	(0.05)	—	—	—	0.01	—	0.01

Net income	$0.17	$(0.02)	$0.15	$0.16	$(0.01)	$0.15	$0.25	$(0.04)	$0.21	$0.29	$—	$0.28

Weighted average shares outstanding:
Basic	120,655	—	120,655	121,049	—	121,049	122,128	—	122,128	124,348	—	124,348
Diluted	123,577	—	123,577	123,181	—	123,181	124,757	—	124,757	127,418	—	127,418

  1.
  Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add down due to rounding.

  2.
  Monster Worldwide's common stock (symbol: MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,509 stockholders of record of our common stock on December 31, 2005. All stock prices are closing prices per NASDAQ.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Q1 2004			Q2 2004			Q3 2004			Q4 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenue:
Monster	$122,162	$—	$122,162	$141,904	$—	$141,904	$157,679	$—	$157,679	$172,164	$—	$172,164
Advertising & Communications	39,048	—	39,048	39,424	—	39,424	40,940	—	40,940	42,810	—	42,810

Total revenue	161,210	—	161,210	181,328	—	181,328	198,619	—	198,619	214,974	—	214,974

Salaries and related	71,469	3,458	74,927	82,353	3,359	85,712	92,124	3,163	95,287	102,308	3,138	105,446
Office and general	35,546	—	35,546	38,202	—	38,202	42,706	—	42,706	42,521	—	42,521
Marketing and promotion	37,845	—	37,845	38,086	—	38,086	37,349	—	37,349	37,079	—	37,079

Total operating expenses	144,860	3,458	148,318	158,641	3,359	162,000	172,179	3,163	175,342	181,908	3,138	185,046

Operating income	16,350	(3,458)	12,892	22,687	(3,359)	19,328	26,440	(3,163)	23,277	33,066	(3,138)	29,928
Interest and other, net	(286)	—	(286)	(429)	—	(429)	(227)	—	(227)	(68)	—	(68)

Income from continuing operations before income taxes	16,064	(3,458)	12,606	22,258	(3,359)	18,899	26,213	(3,163)	23,050	32,998	(3,138)	29,860
Income taxes	5,335	(918)	4,417	7,428	(895)	6,533	8,532	(841)	7,691	11,343	1,652	12,995

Income from continuing operations	10,729	(2,540)	8,189	14,830	(2,464)	12,366	17,681	(2,322)	15,359	21,655	(4,790)	16,865
Income (loss) from discontinued operations, net of tax	1,676	(644)	1,032	1,410	(577)	833	2,307	(590)	1,717	2,816	(441)	2,375

Net income	$12,405	$(3,184)	$9,221	$16,240	$(3,041)	$13,199	$19,988	$(2,912)	$17,076	$24,471	$(5,231)	$19,240

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.09	$(0.02)	$0.07	$0.13	$(0.02)	$0.11	$0.15	$0.02	$0.13	$0.18	$(0.04)	$0.14
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	0.01	0.01	—	0.01	0.02	—	0.01	0.02	—	0.02

Net income	$0.11	$(0.03)	$0.08	$0.14	$0.03	$0.11	$0.17	$(0.02)	$0.14	$0.20	$(0.04)	$0.16

Diluted earnings (loss) per share:(1)
Income from continuing operations	$0.09	$(0.02)	$0.07	$0.12	$(0.02)	$0.10	$0.15	$(0.02)	$0.13	$0.18	$(0.04)	$0.14
Income (loss) from discontinued operations, net of tax	0.01	(0.01)	0.01	0.01	—	0.01	0.02	—	0.01	0.02	—	0.02

Net income	$0.11	$(0.03)	$0.08	$0.14	$(0.03)	$0.11	$0.17	$(0.02)	$0.14	$0.20	$(0.04)	$0.16

Weighted average shares outstanding:
Basic	115,533	—	115,533	117,431	—	117,431	118,584	—	118,584	119,373	—	119,373
Diluted	118,030	—	118,030	120,192	—	120,192	120,351	—	120,351	122,353	—	122,353

  1.
  Earnings per share calculations for each quarter include the weighted average effect for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and warrants, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add down due to rounding.

  2.
  Monster Worldwide's common stock (symbol: MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,604 stockholders of record of our common stock on December 31, 2004. All stock prices are closing prices per NASDAQ.

MONSTER WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2004			June 30, 2004			September 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$155,888	$—	$155,888	$82,204	$—	$82,204	$117,212	$—	$117,212
Marketable securities	—	—	—	—	—	—	—	—	—
Accounts receivable, net	246,915	—	246,915	273,252	—	273,252	301,431	—	301,431
Prepaid and other	55,659	—	55,659	54,306	—	54,306	51,499	—	51,499
Current assets of discontinued operations	124,097	—	124,097	128,671	—	128,671	146,349	—	146,349

Total current assets	582,559	—	582,559	538,433	—	538,433	616,491	—	616,491

Property and equipment, net	73,039	—	73,039	84,530	—	84,530	82,482	—	82,482
Goodwill	389,608	—	389,608	564,261	—	564,261	558,564	—	558,564
Intangibles, net	27,738	—	27,738	43,332	—	43,332	54,452	—	54,452
Other assets	17,674	30,728	48,402	13,305	28,179	41,484	13,300	23,033	36,333
Investment in unconsolidated affiliate	—	—	—	—	—	—	—	—	—
Long-term assets of discontinued operations	82,801	—	82,801	83,760	—	83,760	83,702	—	83,702

Total assets	$1,173,419	$30,728	$1,204,147	$1,327,621	$28,179	$1,355,800	$1,408,991	$23,033	$1,432,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$281,426	$6,862	$288,288	$301,982	$6,862	$308,844	$308,410	$6,862	$315,272
Deferred revenue	162,856	—	162,856	180,196	—	180,196	196,724	—	196,724
Current portion of long-term debt	10,814	—	10,814	22,492	—	22,492	22,833	—	22,833
Current liabilities of discontinued operations	158,464	—	158,464	151,562	—	151,562	175,040	—	175,040

Total current liabilities	613,560	6,862	620,422	656,232	6,862	663,094	703,007	6,862	709,869

Long-term debt, less current portion	9,287	—	9,287	34,311	—	34,311	34,196	—	34,196
Other liabilities	13,942	(8,278)	5,664	15,404	(10,307)	5,097	17,238	(15,842)	1,396
Long-term liabilities of discontinued operations	336	—	336	223	—	223	118	—	118

Total liabilities	637,125	(1,416)	635,709	706,170	(3,445)	702,725	754,559	(8,980)	745,579

Total stockholders' equity	536,294	32,144	568,438	621,451	31,624	653,075	654,432	32,013	686,445

Total liabilities and stockholders' equity	$1,173,419	$30,728	$1,204,147	$1,327,621	$28,179	$1,355,800	$1,408,991	$23,033	$1,432,024

MONSTER WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2005			June 30,2005			September 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As previously As restated
ASSETS
Current assets:
Cash and cash equivalents	$140,925	$—	$140,925	$235,818	$—	$235,818	$313,709	$—	$313,709
Marketable securities	—	—	—	—	—	—	—	—	—
Accounts receivable, net	315,362	—	315,362	317,378	—	317,378	321,243	—	321,243
Prepaid and other	47,874	—	47,874	54,128	—	54,128	53,704	—	53,704
Current assets of discontinued operations	125,980	—	125,980	—	—	—	—	—	—

Total current assets	630,141	—	630,141	607,324	—	607,324	688,656	—	688,656

Property and equipment, net	82,689	—	82,689	83,352	—	83,352	84,542	—	84,542
Goodwill	615,832	—	615,832	592,752	—	592,752	589,981	—	589,981
Intangibles, net	52,177	—	52,177	48,198	—	48,198	50,674	—	50,674
Other assets	14,805	4,982	19,787	26,640	—	26,640	26,447	—	26,447
Investment in unconsolidated affiliate	49,927	—	49,927	49,351	—	49,351	48,935	—	48,935
Long-term assets of discontinued operations	76,231	—	76,231	—	—	—	—	—	—

Total assets	$1,521,802	$4,982	$1,526,784	$1,407,617	$—	$1,407,617	$1,489,235	$—	$1,489,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$305,382	$9,358	$314,740	$326,099	$9,358	$335,457	$340,304	$9,358	$349,662
Deferred revenue	242,100	—	242,100	245,713	—	245,713	248,063	—	248,063
Current portion of long-term debt	31,980	—	31,980	26,572	—	26,572	29,903	—	29,903
Current liabilities of discontinued operations	140,965	—	140,965	—	—	—	—	—	—

Total current liabilities	720,427	9,358	729,785	598,384	9,358	607,742	618,270	9,358	627,628

Long-term debt, less current portion	14,653	—	14,653	14,363	—	14,363	14,805	—	14,805
Other liabilities	30,234	(28,520)	1,714	36,156	(31,942)	4,214	37,578	(28,489)	9,089
Long-term liabilities of discontinued operations	205	—	205	—	—	—	—	—	—

Total liabilities	765,519	(19,162)	746,357	648,903	(22,584)	626,319	670,653	(19,131)	651,522

Total stockholders' equity	756,283	24,144	780,427	758,714	22,584	781,298	818,582	19,131	837,713

Total liabilities and stockholders' equity	$1,521,802	$4,982	$1,526,784	$1,407,617	$—	$1,407,617	$1,489,235	$—	$1,489,235

ITEM 9. CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background of Restatement

As disclosed in the Explanatory Note on page 2 of this Form 10-K/A and in Note 2, Restatement of Consolidated Financial Statements, in the consolidated financial statements in this Form 10-K/A, Monster Worldwide, Inc. (the "Company") announced on June 12, 2006 that a committee of independent directors of the Board of Directors (the "Special Committee"), assisted by independent legal counsel and forensic accounting experts that were not previously involved with the Company's stock option plans, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The investigation included an extensive review of the Company's accounting policies, accounting records, supporting documentation, e-mail communications, as well as interviews with numerous current and former employees. As a result of the investigation, the Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. The Special Committee has also determined that this practice was done intentionally, by persons formerly in positions of responsibility at the Company, for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case. Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, the selected financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly periods in 2005 and 2004 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review.

Management's Consideration of the Restatement

In arriving at the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2005, management evaluated, among other things, the control deficiencies related to accounting for stock based compensation and the continued employment of persons in positions of responsibility who may be deemed to have overridden our internal controls, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of our consolidated financial statements included in Item 8. of this Form 10-K/A. Among other things, management also evaluated whether the disclosure controls and procedures in place as of December 31, 2005 operated properly to ensure that information relating to option grants required to be disclosed by the Company in its reports to be filed under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Evaluation of Disclosure Controls and Procedures.

The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At the time that the Company's Annual Report on Form 10-K for the year ended December 31, 2005 was filed, the Company's management concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation, management has concluded that the control deficiencies that resulted in the need for a restatement of our previously issued financial statements constituted a material weakness as of December 31, 2005. Based on this assessment, management determined that, as of December 31, 2005, there was a material weakness in the Company's disclosure controls and procedures and internal control over financial reporting which resulted in a more than remote likelihood that a material misstatement would not be prevented or detected in reports required to be filed under the Exchange Act or in the Company's financial statements. Notwithstanding this material weakness, our management, based upon the substantial work performed during the restatement process, has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are prepared in accordance with U.S. Generally Accepted Accounting Principals ("GAAP") and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are also subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company's internal control over financial reporting as of December 31, 2005:

Control Activities Relating to Stock Option Grants

In connection with the restatement discussed above, we recorded $339.6 million of additional pre-tax non-cash stock based compensation expense ($271.9 million on an after-tax basis) related, in part, to management override of the historical stock option grant process during the periods 1997 through March 31, 2003. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher value than would have otherwise been the case. Since certain of these persons remained employed throughout

December 31, 2005, we did not have sufficient safeguards in place to monitor our control practices in this area or prevent other opportunities for management override.

In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our current CEO and CFO have subsequently concluded that we had a material weakness in internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting. This control deficiency resulted in material errors, which are reflected in a restatement of our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisitions of Emailjob and JobKorea which were completed in 2005. The contribution from the Emailjob and JobKorea acquisitions represents approximately 0.7% and 0.4% of consolidated revenues and, excluding non-cash stock based compensation costs, 1.4% and 0.7% of income from continuing operations before income taxes for the year ended December 31, 2005, respectively. Refer to Note 3 to the consolidated financial statements for further discussion of the Emailjob.com SAS and JobKorea acquisitions and other acquisitions and their impact on the Company's consolidated financial statements.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

As of the date of this filing, in response to the identification of the material weakness described above, the investigation into our historical stock option grant practices is substantially complete, however, the Special Committee continues to analyze the facts disclosed by its investigation in order to make comprehensive recommendations to the Board regarding remedial steps, and is in the process of determining what remedial recommendations it will make. It expects to make those recommendations in the first quarter of 2007, at which time the Company will implement the recommendations of the Special Committee. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Emailjob.com SAS and JobKorea, which is included in the 2005 consolidated financial statements of Monster Worldwide, Inc. and constituted approximately 0.7% and 0.4% of consolidated revenues and 1.4% and 0.7% of income from continuing operations before income taxes for the year ended December 31, 2005, respectively. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2005. Refer to Note 3 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our report dated February 3, 2006, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2005. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: There existed a material weakness in internal controls over financial reporting due to management override of the historical stock option grant process during the periods 1997 through March 31, 2003. Since certain members of the Company's management remained employed throughout December 31, 2005, the Company did not have sufficient safeguards in place to monitor its control practices in this area or prevent other opportunities for management override.

In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets (as restated) of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations (as restated), stockholders' equity (as restated), and cash flows (as restated) for each of the three years in the period ended December 31, 2005, and our report dated February 3, 2006 except for the effects of the restatement discussed in Note 2 and Note 17, which are as of December 11, 2006, expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 3, 2006 (December 11, 2006 as to the effect of the material weakness described in Management's Report on Internal Control over Financial Reporting (as revised))

ITEM 9B. OTHER INFORMATION

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Stock Ownership" in the Company's definitive Proxy Statement used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement used in connection with the 2006 Annual Meeting of Stockholders is being amended as follows:

Through May 2, 2005, Messrs. McKelvey, Eisele and Camara had approximately 69.4%, 10% and 5% interests, respectively, in International Drive, L.P., the lessor of the Company's then 48,000 square foot office in Mt. Olive, New Jersey. The Company's rent for this space was approximately $46,200 per month. This lease was terminated on May 2, 2005 in connection with the disposition of the Company's TMP Direct direct marketing business, and the Company no longer occupies this space.

The Company periodically pays for its use of an aircraft which through December 31, 2003 was owned by a company controlled by Mr. McKelvey. Mr. McKelvey has advised the Company that on December 31, 2003, Mr. McKelvey sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group ("The Marquette Group") but Mr. McKelvey continues to have obligations to a third party lender with respect to the aircraft.

On June 17, 2003, the Company entered into a contract with a third party chartering company unaffiliated with the Company, Mr. McKelvey or The Marquette Group which governs the Company's use of the plane. That charter agreement provided the Company with up to 200 charter hours of flight time annually at a rate of $4,500 per hour. The charter agreement was not effected by the December 31, 2003 sale by Mr. McKelvey of the holding company which owned the plane. Effective February 5, 2005, the Company entered into an amendment to the charter agreement with such third party chartering company which provides the Company with up to 150 charter hours of flight time annually at a rate of $6,000 per hour. On April 29, 2005, the Company gave notice of termination to the chartering company. On the same day, the Company entered into a new charter agreement, on substantially the same terms as the terminated contract, with a different third party chartering company unaffiliated with the Company, Mr. McKelvey or The Marquette Group. The new charter agreement provides the Company with up to 150 charter hours of flight time annually at a rate, through December 31, 2005, of $6,000 per hour. Effective January 1, 2006, the Company entered into an amendment to the new charter agreement with such third party chartering company which provides the Company with up to 150 charter hours of flight time annually at a rate of $8,000 per hour. The charter agreement automatically renews for one year terms unless terminated by either party by written notice at least 30 days before the expiration of the agreement. For calendar 2005, the Company paid approximately $1,024,461 for its use of such plane.

On October 5, 2004, the Company entered into a Stock Purchase Agreement with The Marquette Group and US Motivation, Inc., the Company's wholly-owned subsidiary. Pursuant to the terms of this Agreement, the Company sold all of the issued and outstanding capital stock of US Motivation to The Marquette Group in exchange for a net cash payment of Ten Million Dollars ($10,000,000), subject to a post-closing adjustment of $1,800,000 which was paid to the Company in 2005.

Stuart McKelvey served as President—Directional Marketing, Monstermoving of the Company through June 1, 2005 when such division was sold to a third party. Stuart McKelvey is the son of Andrew J. McKelvey, the Company's Chairman of the Board and CEO. As compensation for his employment from January 1, 2005 through June 1, 2005, Stuart McKelvey received base salary of $161,700 and a bonus of $110,000 from the Company. Neither the Company nor any of its subsidiaries has any obligation to Stuart McKelvey with respect to his continued employment. Stuart McKelvey is employed by the third party buyer of the Directional Marketing business and invested $250,000 of his own money into the sold business, for a 1.5% equity interest. In addition, Stuart McKelvey also has the ability, subject to business performance and time-based vesting, to receive up to a 7.5% interest in the sold Directional Marketing business. On May 4, 2005, the Compensation Committee of the Company's Board of Directors approved the modification of most at or out-of-the-money options held by employees of the Company's Directional Marketing business so that following the sale of such business such options will generally remain exercisable until the latest of specified dates, including the date which is six months after the holder's last day of employment with the purchaser of the business. 204,758 options held by Stuart McKelvey were so modified.

David Farrey serves as an operations analyst in the Company's network operations group. David Farrey is the brother of Brian Farrey, the Company's President, Monster Worldwide Technologies. As compensation for his employment during 2005, Mr. David Farrey received approximately $62,550 from the Company.

The Company entered into a Stock Purchase Agreement on May 2, 2005 with GECKO Inc., an entity owned 65% by George Eisele. Pursuant to the Agreement, the Company sold to GECKO Inc. all of the issued and outstanding capital stock of three of the Company's wholly-owned subsidiaries which together constituted the Company's TMP Direct business unit, a direct marketing business. The total consideration for the transaction was $2,500,000 payable at closing plus an amount payable on May 2, 2006 equal to 50% of TMP Direct's working capital as of the closing. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of

GECKO Inc. In connection with this transaction, the Company entered into a sublease with GECKO Inc. for certain office space located at 7800 West Brown Deer Road, Milwaukee, Wisconsin 53223. The monthly base rent under such sublease was $6,000 through October 31, 2005 at which time the sublease was renewed for an additional eighteen month term at a monthly base rent of $6,000 for the first six months of the renewal term and at a monthly base rent of $6,350 for the final twelve months of the renewal term. From and after the closing of this transaction, the Company's obligations under the Mt. Olive, New Jersey lease described above were terminated. The Company and GECKO Inc. also entered into a license agreement, dated May 2, 2005, permitting GECKO Inc. to use the Company's "globe logo" mark until November 2, 2005.

The Company believes that all of the above transactions with the aforementioned directors and executive officers were made on terms no less favorable to the Company than would have been obtained from unaffiliated third parties.

Mr. McKelvey has advised the Company that he (i) received a $3,000,000 interest-free personal loan in 2002 from The Marquette Group, then a directional marketing competitor of the Company, and (ii) repaid such loan in full during the first quarter of 2004. Mr. McKelvey inadvertently violated a Company personnel policy by not getting prior approval for this loan. From 1997 through June 1, 2005, the Company also provided The Marquette Group with various yellow pages ordering, billing and back office services. For such services rendered in 2005, 2004 and 2003, the Company was paid approximately $118,000, $284,000 and $299,000, respectively. Mr. McKelvey has advised the Company that (i) in 1996 (prior to the Company's initial public offering), Mr. McKelvey loaned $1,000,000 to an individual in connection with this individual's acquisition of The Marquette Group, (ii) this loan was subsequently assumed by The Marquette Group's current owner in 1998, and (iii) this loan has been repaid.

On October 6, 2006, Andrew J. McKelvey resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company. Following Mr. McKelvey's resignation, the Company's management requested its internal audit department to review prior transactions between the Company and Mr. McKelvey and his related parties. Initial findings were delivered to the Audit Committee of the Company's Board of Directors which requested a more detailed investigation conducted by outside counsel in conjunction with the internal audit team. Management has determined, first, that Mr. McKelvey owed outstanding amounts to the Company as of each of the fiscal years ended 1996 through 2005 and such indebtedness was outstanding until recently; second, that the incurrence of such indebtedness after the effective date of the Sarbanes-Oxley Act of 2002, which prohibits the Company from extending credit to its officers, may constitute a violation of the Act; and third, that numerous related party transactions involving Mr. McKelvey over the period between 1996 and 2005 were not properly disclosed in the Company's filings with the Securities and Exchange Commission. Management has identified six categories of related-party transactions involving Mr. McKelvey, each of which is described below.

        1.    Indebtedness of McKelvey to the Company in the "Due from/to AJM" accounts.    Rollbacks of the "Due from/to AJM" accounts (which include various notes payable from Mr. McKelvey to the

Company) indicate the following aggregate net amounts owed by Mr. McKelvey to the Company, as of the end of each of the fiscal years ended 1996 through 2005.

December 31, 1996	$12,061,244
December 31, 1997	860,669
December 31, 1998	995,829
December 31, 1999	497,325
December 31, 2000	678,082
December 31, 2001	454,619
December 31, 2002	35,336
December 31, 2003	7,772
December 31, 2004	(3,713)
December 31, 2005	—

        2.    Healthcare benefits to McKelvey employees and relatives.    The Company has provided healthcare benefits to nine relatives and nine personal employees of Mr. McKelvey at varying times since 1997. The aggregate amounts paid by the Company as of the end of each of the fiscal years ended 1997 - 2005 are set forth in the table below. As of November 30, 2006, the Company ceased to provide healthcare benefits to all such persons. The amount of $362,397 was owed to the Company on account of the payment of such healthcare benefits, which amount, plus interest, has recently been reimbursed by Mr. McKelvey.

1997	$14,999
1998	20,313
1999	15,367
2000	17,631
2001	19,772
2002	21,486
2003	49,052
2004	52,876
2005	72,685
2006	78,216

Total	$362,397

        3.    401(k) participation and matching payments by the Company for persons employed personally by McKelvey.    Five persons employed personally by Mr. McKelvey participated in the Company's 401(k) plan at varying times during the period of 1997 - 2003. During this period, the Company made matching payments based on the contributions of these persons to the 401(k) plan. The aggregate amounts of these matching payments paid by the Company as of the end of each of the fiscal years ended 1998 - 2005 are set forth in the table below. The amount of $35,722 was owed to the Company on account of these payments, which amount, plus interest, has recently been reimbursed by Mr. McKelvey.

1998	$7,727
1999	917
2000	0
2001	8,232
2002	10,072
2003	5,807
2004	2,759
2005	208

Total	$35,722

        4.    Lease of office space.    The Company provides leased office space to an investment company that is 50% owned by Mr. McKelvey. The aggregate annual amount of rent paid by this investment company as of the end of each of the fiscal years ended 2000 - 2005 is set forth in the table below. As of October 31, 2006, the lease with the investment company was terminated. As of October 31, 2006, $2,973 in rent was owed to the Company, which amount, plus interest, has recently been reimbursed by Mr. McKelvey.

2000	$89,065
2001	99,946
2002	117,229
2003	16,838
2004	59,756
2005	35,674

        5.    Payroll of persons employed personally by McKelvey.    The Company has processed the payroll for up to nine people personally employed by Mr. McKelvey at varying times since 1997. Mr. McKelvey generally reimbursed the Company for a vast majority of these salaries after the Company disbursed funds on behalf of Mr. McKelvey to his personal employees. The aggregate amounts paid by the Company for the salaries of these persons as of the end of each of the fiscal years ended 1997 - 2005 are set forth in the table below. As of November 17, 2006, the Company removed these persons from the Company's payroll. The amount of $30,868 was owed to the Company on account of the unreimbursed portion of the salaries of these persons, which amount, plus interest, has recently been reimbursed by Mr. McKelvey.

1997	$58,304
1998	61,394
1999	207,305
2000	474,581
2001	611,883
2002	570,225
2003	278,779
2004	56,866
2005	71,534

        6.    Stock Options granted to McKelvey employees.    The Company granted stock options to four of Mr. McKelvey's personal employees at various dates from 1999 through 2002, as set forth in the table below. The Company is seeking to cancel any remaining unexercised option shares outstanding and/or to obtain reimbursement from Mr. McKelvey with respect to the cost associated with the grants.

Year	Options Granted	Options Outstanding	Options Price

1999	5,334	3,734	$44.501
2000	—	—	—
2001	4,268	3,201	$28.69
2002	5,335	4,268	$21.433

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

Exhibit Number	Description
2.1	Distribution Agreement, dated March 31, 2003, by and between the Company and Hudson Highland Group, Inc.(2)
2.2	Asset and Stock Purchase Agreement, dated July 31, 2003, by and among QuickHire, ITI, Chris McCarrick, Bryan Hochstein and the Company.(4)
2.3	Deed of Termination of Monster.com Australia and New Zealand Joint Venture, by and among, the Company, TMP Worldwide Pty Limited, Monster.com Asia Pacific Pty Limited, Ninemsn Investments Pty Limited, Monster.com A&NZ Pty Ltd. and Ecorp Limited.(5)
2.4	Stock Purchase Agreement, dated October 5, 2004, by and among the Company, General Yellow Pages Consultants, Inc. d/b/a The Marquette Group and US Motivation, Inc.(6)
2.5	Stock Purchase Agreement, made as of May 2, 2005, by and among GECKO Inc., George R. Eisele, Daniel S. Collins and the Company.(16)
2.6	Purchase Agreement, made as of June 1, 2005, by and among the Company, TMP Directional Marketing, LLC and TMP DM, Inc.(17)
3.1	Certificate of Incorporation.**
3.2	First Amendment to Certificate of Incorporation.†††
3.3	Certificate of Ownership and Merger of Monster Worldwide, Inc. into TMP Worldwide Inc.(3)
3.4	Amended and Restated Bylaws of TMP Worldwide Inc.††††
4.1	Form of Common Stock Certificate.(3)
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.**
10.2	Form of Indemnification Agreement.**
10.3	1996 Stock Option Plan.**
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.**
10.5	1996 Stock Option Plan for Non-Employee Directors.**
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.**
10.7	1999 Long Term Incentive Plan, as amended.(18)
10.8	Form of Stock Option Agreement for certain employees and executive officers.(7)
10.9	Form of Stock Bonus Agreement for certain employees and executive officers.(13)
10.10	Form of Stock Bonus Agreement for certain employees and executive officers.(23)
10.11	Form of 2005 Management Incentive Plan and Performance Goals under the Company's 1999 Long Term Incentive Plan for Brian Farrey.(14)
10.12	Lease, dated as of October 31, 1978, between Telephone Marketing Programs, Inc. and PDC Realty Inc. as agent for MRI Broadway Rental, Inc., as modified by modifications dated January, 1979 and June 20, 1991.**
10.13	Lease Agreement, dated as of June 1, 1996 by and between TPH and AJM, a partnership, and Telephone Directional Marketing, Inc.**
10.14	Agreement, dated as of March 17, 1996, between TMP Worldwide Inc. and George Eisele, as amended by Amendment 1 to Agreement, dated as of September 5, 1996.**
10.15	Management Agreement, dated as of January 1, 1996, between Cala Services Inc. and Cala H.R.C. Ltd.**

10.16	Lease Agreement, dated May 15, 1993, between 12800 Riverside Drive Corporation and TMP Worldwide Inc. as amended by Amendment No. 1 to Lease Agreement, dated June 1, 1993.**
10.17	Indenture, dated April 29, 1988, between International Drive, L.P. and Telephone Marketing Programs, Inc.**
10.18	Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(19)
10.19	Consulting Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(19)
10.20	Subscription Agreement, dated July 15, 2005, between the Company and Eons, Inc.(19)
10.21	Right of First Refusal Agreement, dated July 15, 2005, by and among Eons, Inc., Jeffrey C. Taylor, General Catalyst Partners II, L.P. and the Company.(19)
10.22	Amendment No. 1 to Employment Agreement, dated November 15, 1998, between TMP Worldwide Inc. and Andrew J. McKelvey.†
10.23	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between TMP Worldwide Inc. and Andrew J. McKelvey.††
10.24	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between TMP Worldwide Inc. and Andrew J. McKelvey.(1)
10.25	Amendment No. 4 to Employment Agreement, dated April 1, 2004, between the Company and Andrew J. McKelvey.(8)
10.26	Amendment to employment letter, dated September 8, 2005, by and between the Company and Andrew J. McKelvey.(20)
10.27	Agreement and General Release, dated March 16, 2005, by and between the Company and Michael Sileck.(13)
10.28	Employment Letter, dated March 14, 2005, by and between the Company and Charles Baker.(13)
10.29	Amendment to employment letter, dated September 8, 2005, by and between the Company and Charles Baker.(20)
10.30	Employment Letter, dated September 28, 2005, by and between the Company and Paul Camara.(21)
10.31	Restated Employment Letter, dated February 7, 2006, between the Company and William Pastore.(25)
10.32	Employment Letter Agreement, dated September 24, 2002, by and between the Company and John Mclaughlin.(9)
10.33	Employment Letter Amendment, dated April 1, 2003, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.34	Employment Letter Amendment, dated June 16, 2004, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(9)
10.35	Employment Letter Amendment, dated June 16, 2005, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(18)
10.36	Amendment to employment letter, dated September 8, 2005, by and between the Company and John Mclaughlin.(20)
10.37	Employment Letter, dated September 8, 2005, by and between the Company and Steven Pogorzelski.(20)

10.38	Employment Letter, dated September 8, 2005, by and between the Company and Douglas E. Klinger.(20)
10.39	Amendment to employment letter, dated September 8, 2005, by and between the Company and Myron Olesnyckyj.(20)
10.40	Amendment to employment letter, dated September 8, 2005, by and between the Company and Brian Farrey.(20)
10.41	Letter Agreement, dated December 16, 2005, between the Company and Brad Baker.(22)
10.42	Letter Agreement, dated December 19, 2005, between the Company and Chris Power.(22)
10.43	Management Agreement, dated June 1, 1997, between Dir-Ad Services Inc./Les Services Dir-Ad Inc. and TMP Worldwide Ltd.*
10.44	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and TMP Worldwide Inc.***
10.45	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.(3)
10.46	Amendment to employment letter, dated September 8, 2005, by and between the Company and Peter Dolphin.(20)
10.47	Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(10)
10.48	Amendment No. 1, dated January 31, 2006, to the Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, by and among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(24)
10.49	Charter Agreement, dated April 29, 2005, by and between the Company and ProFlite LLC.(15)
10.50	Amendment to Agreement, dated December 16, 2005, between the Company and ProFlite LLC.(22)
10.51	Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(11)
10.52	Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited, theshareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(12)
10.53	Sublease, dated as of May 2, 2005, by and between the Company and GECKO Inc.(16)
10.54	License Agreement, made as of May 2, 2005, by and between the Company and GECKO Inc.(16)
10.55	Agreement, dated July 14, 2005, between GECKO Inc. and the Company.(19)
21	Subsidiaries of the Company.(3)
23.1	Consent of BDO Seidman, LLP.

31.1	Certification by William M. Pastore pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by William M. Pastore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-31657).
**	Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 333-12471).
***	Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 333-93065).
†	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (Registration No. 000-21571).
††	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. Commission File No. 000-21571)
†††	Incorporated by reference to Exhibits to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2001. (Commission File No. 000-21571)
††††	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (Commission File No. 000-21571)
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

MONSTER WORLDWIDE, INC. (REGISTRANT)
BY:	/S/ WILLIAM M. PASTORE William M. Pastore President and Chief Executive Officer

Dated: December 13, 2006

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ WILLIAM M. PASTORE William M. Pastore	President, Chief Executive Officer and Director (principal executive officer)	December 13, 2006
/s/ CHARLES BAKER Charles Baker	Chief Financial Officer (principal financial officer)	December 13, 2006
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Chief Accounting Officer and Global Controller (principal accounting officer)	December 13, 2006
/s/ GEORGE R. EISELE George R. Eisele	Director	December 13, 2006
/s/ JOHN GAULDING John Gaulding	Director	December 13, 2006
/s/ SALVATORE IANNUZZI Salvatore Iannuzzi	Director	December 13, 2006
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	December 13, 2006
/s/ RONALD KRAMER Ronald Kramer	Director	December 13, 2006
/s/ DAVID STEIN David Stein	Director	December 13, 2006
/s/ JOHN SWANN John Swann	Director	December 13, 2006

QuickLinks

EXPLANATORY NOTE
PART II
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited, in thousands)
MONSTER WORLDWIDE, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited, in thousands)
PART III
PART IV
SIGNATURES