Form 10-Q/A
period 2006-03-31
MONSTER WORLDWIDE INC
filed 2006-12-13
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of May 1, 2006, the latest practicable date.

Class	Outstanding on May 1, 2006

Common Stock	123,607,036
Class B Common Stock	4,762,000

EXPLANATORY NOTE

Monster Worldwide, Inc. ("Monster Worldwide" or the "Company") is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "Form 10-Q" or the "Original Filing"). The Company is restating its consolidated financial statements to reflect additional non-cash stock based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003. The amendment reflects the restatement of our consolidated financial statements as of March 31, 2006 and as of and for the three months ended March 31, 2005, as previously reported in the Original Filing.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company is amending its Form 10-Q for the quarter ended March 31, 2006 to accurately reflect prior period information. The Company's consolidated financial statements for the quarter ended March 31, 2006 on this Form 10-Q/A should only be read in conjunction with the Company's Form 10-K/A. See Note 2 of our consolidated financial statements included in this Form 10-Q/A for further discussion.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of March 31, 2006 and December 31, 2005 and as of and for the three months ended March 31, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

The Company has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and all quarterly periods in 2005 and 2004. Additionally, the Company is also restating its consolidated financial statements for the quarter ended March 31, 2006, as prior period information contained in the Original Filing is impacted by the non-cash stock based compensation adjustments. The impacts of the restatement adjustments extended to annual periods back to the year ended December 31, 1997 through the period ended December 31, 2005.

In connection with the restatement, the Company has recorded cumulative non-cash stock based compensation of $339.6 million through December 31, 2005, offset by a cumulative income tax benefit of $67.7 million, totaling $271.9 million on an after-tax basis. The table below reflects the impacts of the restatement adjustments discussed above on the Company's consolidated statements of operations for the periods presented below:

Category of adjustments: (in thousands)	Three Months Ended March 31,2005(a)	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes - continuing operations(b)	$3,042	$214,149
Stock option grant date changes - discontinued operations	486	125,437

Pre-tax stock option expense adjustments	3,528	339,586

Income tax impact on grant date changes - continuing operations	(809)	(53,814)
Income tax impact on grant date changes - discontinued operations	(111)	(18,642)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	—	4,800

Income tax benefit	(920)	(67,656)

Total adjustments to net income (loss)	$2,608	$271,930

(a)
See Note 2 of our consolidated financial statements included in this Form 10-Q/A for additional information regarding the adjustments made to our consolidated financial statements for this period.

(b)
Non-cash stock based compensation costs in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

The effects of these restatements are reflected in the financial statements included in this Form 10-Q/A. We have not amended and do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for any period prior to December 31, 2005.

The Company was unable to timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, primarily due to the unavailability of reliable financial information for the 2005 periods. The Company's Form 10-Q for the quarter ended June 30, 2006 is being filed concurrently with this Form 10-Q/A as well as the Company's Form 10-K/A for the year ended December 31, 2005. The Company expects to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 within the next two weeks of this filing date.

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

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following Items have been amended principally as a result of, and to reflect, the restatement:

Part I - Item 1	Financial Statements
Part I - Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4.	Controls and Procedures
Part II - Item 1.	Legal Proceedings
Part II - Item 1A.	Risk Factors
Part II - Item 6.	Exhibits

The other Items of the Original Filing have not been amended in this Form 10-Q/A.

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
		(As restated)
Revenue	$291,747	$228,524

Salaries and related	113,348	100,701
Office and general	54,804	45,399
Marketing and promotion	66,117	48,411

Total operating expenses	234,269	194,511

Operating income	57,478	34,013
Interest and other, net	3,342	(82)

Income from continuing operations before income taxes and equity interests	60,820	33,931
Income taxes	22,149	12,259
Losses in equity interests	(1,241)	(209)

Income from continuing operations	37,430	21,463
Income (loss) from discontinued operations, net of tax	4,832	(3,501)

Net income	$42,262	$17,962

Basic earnings per share:
Earnings per share from continuing operations	$0.30	$0.18
Income (loss) per share from discontinued operations, net of tax	0.04	(0.03)

Basic earnings per share*	$0.33	$0.15

Diluted earnings per share:
Earnings per share from continuing operations	$0.29	$0.17
Income (loss) per share from discontinued operations, net of tax	0.04	(0.03)

Diluted earnings per share*	$0.32	$0.15

* - Earnings per share may not add due to rounding.
Weighted average shares outstanding:
Basic	126,753	120,655
Diluted	130,619	123,577

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2006	December 31, 2005
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$166,035	$196,597
Available-for-sale securities	221,019	123,747
Accounts receivable, net of allowance for doubtful accounts of $15,831 and $14,067	384,985	382,606
Prepaid and other	62,187	59,711
Current assets of discontinued operations	—	10,398

Total current assets	834,226	773,059

Property and equipment, net	94,974	92,034
Goodwill	689,803	679,008
Intangibles, net	54,541	56,670
Investment in unconsolidated affiliate	65,480	46,758
Other assets	30,544	29,939
Non-current assets of discontinued operations	—	1,247

Total assets	$1,769,568	$1,678,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,532	$106,154
Accrued expenses and other current liabilities	178,818	176,362
Income taxes payable	46,606	49,403
Deferred revenue	345,040	328,902
Current portion of long-term debt	21,789	31,378
Current liabilities of discontinued operations	—	13,747

Total current liabilities	709,785	705,946

Long-term debt, less current portion	3,093	15,678
Deferred income taxes	29,082	22,373
Other long-term liabilities	1,399	1,241
Long-term liabilities of discontinued operations	—	137

Total liabilities	743,359	745,375

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 124,617 and 121,830 shares, respectively; outstanding: 123,310 and 120,703 shares, respectively	124	122
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,592,077	1,548,936
Accumulated other comprehensive income	42,979	35,515
Retained deficit	(608,976)	(651,238)

Total stockholders' equity	1,026,209	933,340

Total liabilities and stockholders' equity	$1,769,568	$1,678,715

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Cash flows provided by operating activities:
Net income	$42,262	$17,962

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(4,832)	3,501
Depreciation and amortization of intangibles	10,694	9,119
Provision for doubtful accounts	3,745	2,315
Tax benefit on stock based compensation	11,275	(296)
Excess tax benefit on stock option exercises	(11,011)	—
Non-cash compensation	2,068	4,489
Common stock issued for matching contribution to 401(k) plan	996	741
Deferred income taxes	7,203	8,922
Minority interests and other	1,235	280
Changes in assets and liabilities, net of business combinations:
Accounts receivable	(6,123)	7,607
Prepaid and other	(375)	1,742
Deferred revenue	16,138	6,728
Accounts payable, accrued liabilities and other	11,281	(7,875)
Net cash used for operating activities of discontinued operations	(2,234)	(13,872)

Total adjustments	40,060	23,401

Net cash provided by operating activities	82,322	41,363

Cash flows used for investing activities:
Capital expenditures	(10,925)	(7,881)
Purchase of marketable securities	(334,990)	—
Sales and maturities of marketable securities	238,001	—
Payments for acquisitions and intangible assets, net of cash acquired	(23,655)	(42,477)
Investment in unconsolidated affiliate	(19,936)	(50,137)
Sale of long-term investment and other	—	1,446
Net cash used for investing activities of discontinued operations	(960)	(752)

Net cash used for investing activities	(152,465)	(99,801)

Cash flows provided by financing activities:
Payments on capital lease obligations	(276)	(507)
Proceeds from exercise of employee stock options	59,594	3,653
Excess tax benefits on stock option exercises	11,011	—
Repurchase of common stock	(8,537)	—
Structured stock repurchase	(22,758)	—

Net cash provided by financing activities	39,034	3,146

Effects of exchange rates on cash	547	(1,894)
Net decrease in cash and cash equivalents	(30,562)	(57,186)
Cash and cash equivalents, beginning of period	196,597	198,111

Cash and cash equivalents, end of period	$166,035	$140,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,917	$1,089
Cash paid for income taxes	$673	$893
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$—	$10,236

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (the "Company") has continuing operations that consist of four reportable segments: Monster Careers - North America; Monster Careers - International; Internet Advertising and Fees; and Advertising & Communications. These segments provide services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

Monster Careers.    The Company's Monster Careers segments (both North America and International) predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. The Company's Monster Careers segments operate globally.

Internet Advertising and Fees.    The Company's Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to premium services. Among the larger components of this segment are the Company's Fastweb, MonsterTrak, Tickle and Military.com businesses. Prior to the first quarter of 2006, these operations were managed and reported by the Company's "Monster" segment. Revenue from this segment is primarily earned in the United States.

Advertising & Communications.    The Company's Advertising & Communications segment mainly earns revenue from job advertisements placed in newspapers, Internet career-related websites such as Monster, and other media, plus associated fees for related services. Revenue is recorded net of media placement costs. This segment operates primarily in North America and in the United Kingdom. On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. See Note 8 for further discussion. Additionally, in May and August 2006, the Company disposed of its remaining Advertising & Communications businesses. See Note 10 for further discussion.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company is amending its Form 10-Q for the quarter ended March 31, 2006 to accurately reflect prior period information.

The Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the compensation committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which each individual optionee and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as to which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of March 31, 2006 and as of and for the three months ended March 31, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

These restated consolidated financial statements include cumulative compensation expense, net of income taxes, of $271,930 through December 31, 2005, which is recorded as an adjustment to opening retained deficit as of December 31, 2005 included in the accompanying consolidated balance sheet. The following table reflects the impact of the adjustments on the Company's continuing and discontinued operations in the Company's consolidated statements of operations for the periods presented below:

Category of adjustments:	Three Months Ended March 31, 2005	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes - continuing operations(a)	$3,042	$214,149
Stock option grant date changes - discontinued operations	486	125,437

Pre-tax stock option expense adjustments	3,528	339,586

Income tax impact on grant date changes - continuing operations	(809)	(53,814)
Income tax impact on grant date changes - discontinued operations	(111)	(18,642)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	—	4,800

Income tax benefit	(920)	(67,656)

Total adjustments to net income	$2,608	$271,930

(a)
Non-cash stock based compensation costs in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

Consolidated Statement of Operations Impact

There was no impact on previously reported revenue. The Company's statement of operations for the quarter ended March 31, 2006 was not impacted as substantially all unvested outstanding stock options were accelerated as of December 31, 2005, in order to avoid recognizing compensation expense upon the effectiveness of Statement of Financial Accounting Standards ("SFAS") No. 123(R) Share Based Payment ("SFAS 123R") on January 1, 2006. The following table reconciles the Company's previously reported results in the Original Filing to the unaudited restated statement of operations for the three months ended March 31, 2005:

	Three Months Ended March 31, 2005
	As previously reported	Adjustments	As restated
Revenue	$228,524	$—	$228,524

Salaries and related	97,659	3,042	100,701
Office and general	45,399	—	45,399
Marketing and promotion	48,411	—	48,411

Total operating expenses	191,469	3,042	194,511

Operating income	37,055	(3,042)	34,013

Interest and other, net	(82)	—	(82)

Income from continuing operations before income taxes and equity interests	36,973	(3,042)	33,931
Income taxes	13,068	(809)	12,259
Losses in equity interests	(209)		(209)

Income (loss) from continuing operations	23,696	(2,233)	21,463
Income (loss) from discontinued operations, net of tax	(3,126)	(375)	(3,501)

Net income (loss)	$20,570	$(2,608)	$17,962

Basic earnings (loss) per share:*
Income (loss) from continuing operations	$0.20	$(0.02)	$0.18
Income (loss) from discontinued operations, net of tax	(0.03)	—	(0.03)

Net income (loss)	$0.17	$(0.02)	$0.15

Diluted earnings (loss) per share:*
Income (loss) from continuing operations	$0.19	$(0.02)	$0.17
Income (loss) from discontinued operations, net of tax	(0.03)	—	(0.03)

Net income (loss)	$0.17	$(0.02)	$0.15

* - Earnings per share may not add due to rounding.

Weighted average shares outstanding:
Basic	120,655	—	120,655
Diluted	123,577	—	123,577

Consolidate Balance Sheet Impact

The following table reconciles the unaudited consolidated balance sheet previously reported in the Original Filing to the restated amounts as of March 31, 2006. The Company's balance sheet as of December 31, 2005 was restated in the Company's Form 10-K/A and has not changed as a result of the issuance of this Form 10-Q/A.

	March 31, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$166,035	$—	$166,035
Available-for-sale securities	221,019	—	221,019
Accounts recievable, net of allowance for doubtful accounts of $15,831	384,985	—	384,985
Prepaid and other	62,187	—	62,187
Current assets of discontinued operations	—	—	—

Total current assets	834,226	—	834,226

Property and equipment, net	94,974	—	94,974
Goodwill	689,803	—	689,803
Intangibles, net	54,541	—	54,541
Investment in unconsolidated affiliate	65,480	—	65,480
Other assets	30,544	—	30,544
Non-current assets of discontinued operations	—	—	—

Total assets	$1,769,568	$—	$1,769,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,532	$—	$117,532
Accrued expenses and other current liabilties	178,818	—	178,818
Income taxes payable	37,248	9,358	46,606
Deferred revenue	345,040	—	345,040
Current portion of long-term debt	21,789	—	21,789
Current liabilities of discontinued operations	—	—	—

Total current liabilities	700,427	9,358	709,785

Long-term debt, less current portion	3,093	—	3,093
Deferred income taxes	46,065	(16,983)	29,082
Other long-term liabilities	1,399	—	1,399
Non-current liabilities of discontinued operations	—	—	—

Total liabilities	750,984	(7,625)	743,359

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 124,617; outstanding: 123,310	124	—	124
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	—	5
Additional paid-in capital	1,312,522	279,555	1,592,077
Accumulated other comprehensive income	42,979	—	42,979
Retained deficit	(337,046)	(271,930)	(608,976)

Total stockholders' equity	1,018,584	7,625	1,026,209

Total liabilities and stockholders' equity	$1,769,568	$—	$1,769,568

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from operating, investing or financing activities in the 2005 period. However, certain items within net cash provided by operating activities were impacted by the non-cash stock based compensation adjustments for the three months ended March 31, 2005. As a result of the implementation of SFAS 123R on January 1, 2006, the Company's net cash from operating and financing activities were impacted for the three months ended March 31, 2006 due to excess tax benefits realized on the exercise of employee stock options. Accordingly, net cash provided by operating activities increased by $6.0 million and net cash provided by financing activities decreased by the same amount. The following table shows the effect on our previously reported cash flow items within operating activities and the excess tax benefits within financing activities:

	Three Months Ended March 31,
	2006		2005
	As previously reported	As restated	As previously reported	As restated
Net income	$42,262	$42,262	$20,570	$17,962
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(4,832)	(4,832)	3,126	3,501
Tax benefit on stock based compensation	17,315	11,275	581	(296)
Excess tax benefit from stock options exercises	(17,051)	(11,011)	—	—
Non-cash compensation	2,068	2,068	1,447	4,489
Deferred income taxes	1,163	7,203	8,854	8,922
Adjustments to reconcile net cash provided by financing activities
Excess tax benefit from stock options exercises	17,051	11,011	—	—

3.     EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

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

	Three Months Ended March 31,
(thousands of shares)
	2006	2005
Basic weighted average shares outstanding	126,753	120,655
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	3,866	2,922

Diluted weighted average shares outstanding	130,619	123,577

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified-prospective-transition method beginning January 1, 2006. Under that transition method, stock compensation costs recognized during the three-month period ended March 31, 2006 includes: (a) compensation cost for all share based payments granted to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $264 for the three months ending March 31, 2006. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company has granted stock options and awarded non-vested stock to employees and executive officers.

At March 31, 2006, the Company has the following stock-based employee compensation plans:

Employee Stock Options.    For the three months ended March 31, 2006, the Company recognized approximately $95 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model. As of January 1, 2006, substantially all of the Company's employee stock options were vested and the Company has not granted any stock options subsequent to January 1, 2006.

Executive Stock Bonus Arrangements.    The Company, from time to time, enters into separate share-based payment arrangements with executive officers. The terms of such agreements are subject to various specified performance and vesting conditions. As of March 31, 2006, there were approximately 421,559 non-vested shares outstanding related to executive agreements with varying exercise prices. The Company recorded the equity awards using the fair market value of the Company's common stock on the date the award was approved by the Compensation Committee of the Board of Directors. These awards are amortized on a straight-line basis over the vesting period. For the three months ended March 31, 2006 and 2005, the Company recognized approximately $1,290 and $968, respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers.

2006 Restricted Stock Unit Plan.    On March 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 663,500 restricted stock units to approximately 350 employees of the Company ("2006 RSU Plan"). The amounts of restricted stock units awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the optimal performance-based condition becomes satisfied, the maximum number of restricted stock units will vest in 25% increments on each of March 5, 2007, March 5, 2008, March 5, 2009 and March 5, 2010, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date. The Company recorded the equity award using the fair market value of the Company's stock on March 27, 2006, which was $48.58 and will amortize the award on a straight-line basis over the vesting period. For the three months ended March 31, 2006, the Company recorded approximately $683 of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the 2006 RSU Plan.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the three months ended March 31, 2006:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	13,673	$27.94
Granted	—	—
Exercised	(2,505)	23.74
Forfeited/expired/cancelled	(104)	47.09

Outstanding at March 31, 2006	11,064	28.74	6.2	$233,700

Options exerciseable at March 31, 2006	7,348	$28.41	5.2	$157,636

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

The following table summarizes the activity of our non-vested stock for the three months ended March 31, 2006:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2006	241,309	$29.64
Granted - 2006 RSU Plan	663,500	48.58
Granted - Executive Bonus Agreements	237,500	46.11
Vested	(57,250)	—

Non-vested at March 31, 2006	1,085,059	$46.41

As of March 31, 2006 there was approximately $32,118 and $14,065 of unrecognized compensation cost related to the Company's 2006 RSU Plan and Executive stock bonus agreements, respectively. These awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which requires disclosure of the pro forma effects of stock option expense on net income and earnings per share. The Company's prior period financial statements accounted for the issuance of employee stock options using Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. The pro forma effects of stock-based compensation on net income and net income per share in the 2005 period have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

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

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The following table illustrates the effect of the restatement adjustments and pro forma effects of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data as follows:

Three Months Ended March 31, 2005
Net income as restated	$17,962
Add: Stock based employee compensation expense included in reported net income, net of tax(a)	3,237
Deduct: Compensation expense determined under fair value based method for all awards, net of tax(a)	(20,763)

Pro forma net income, as restated	$436

Basic earnings per share:
Net income - as restated	$0.15
Net income - pro forma, as restated	$—
Diluted earnings per share:
Net income - as restated	$0.15
Net income - pro forma, as restated	$—

(a)
Includes adjustments to reflect the impact of the stock option investigation as discussed in Note 2.

Stock Option Accelerations

During the year ended December 31, 2005, the Company accelerated the vesting date of substantially all of its unvested, outstanding stock option awards in order to avoid recognizing compensation expense in the consolidated statement of operations in the Company's financial statements subsequent to the effectiveness of SFAS 123R on January 1, 2006. As a result of the accelerations, the Company has eliminated approximately $23,494 of compensation expense that would have been recognized in future periods.

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005.

Included in pro-forma compensation expense for the three months ended March 31, 2005 is approximately $4,114, net of tax, resulting from accelerated vesting that occurred in the first quarter of 2005. In addition, the pro-forma compensation expense for the three months ended March 31, 2005 includes approximately $15,059, net of tax, related to the vesting of the December 28, 2004 grant.

4.     BUSINESS COMBINATIONS

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

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the three months ended March 31, 2006, the Company charged $1,340 to goodwill relating to the Company's acquisition of Emailjob.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of March 31, 2006 and December 31, 2005, the Company had accrued $7,966 and $7,703, respectively, for integration and restructuring obligations, mainly future operating lease payments.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. In February 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR's net results of operations as Losses in Equity Interests in the Company's statements of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR.

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

6.     COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is as follows:

	Three Months ended March 31,
	2006	2005
		(As restated)
Net income	$42,262	$17,962
Foreign currency translation adjustment and other	7,461	(26,223)

Comprehensive income (loss)	$49,723	$(8,261)

7.     STOCKHOLDERS' EQUITY

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

Structured Stock Repurchase

In March 2006, the Company entered into a $22,758 structured stock repurchase transaction. Upon maturity, if the market price of the Company's common stock is at or above certain thresholds, the Company will have its investment returned with a premium. If the market price of the Company's common stock is below the pre-determined price, the Company will repurchase an agreed upon number of shares.

8.     DISCONTINUED OPERATIONS

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

  •
  On May 2, 2005, the Company sold its TMP Direct business unit, an order fulfillment business, formerly part of the Company's Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2006.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended March 31,
	2006	2005
		(As restated)
Revenue	$2,396	$18,414

Loss before income taxes	(662)	(5,426)
Income tax benefit	(74)	(1,925)

Loss from discontinued operations, net of tax	(588)	(3,501)

Pre-tax gain on sales of discontinued operations	2,453	—
Income tax benefit	(2,967)	—

Gain on sale of business, net of tax	5,420	—

Income (loss) from discontinued operations, net of tax	$4,832	$(3,501)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. The Company recorded $375 of non-cash stock based compensation costs, net of tax, for the three months ended March 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed.

9.     SEGMENT AND GEOGRAPHIC DATA

As of January 1, 2006, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company's new operating structure. The Company conducts business in four reportable segments: Monster Careers - North America; Monster Careers -International; Internet Advertising and Fees; and Advertising & Communications. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of our revised operating segments.

The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $4,399 and $3,435 for the three months ended March 31, 2006 and 2005.

In March 2006, the Compensation Committee of the Board of Directors approved the 2006 RSU Plan. Accordingly, the Company has recorded approximately $683 of pre-tax compensation expense in the Company's statement of operations for the three months ended March 31, 2006. The Company's chief operating decision maker includes these expenses when measuring the results of each reportable segment in the 2006 period.

Corporate operating expenses for the three months ended March 31, 2005 include $3,042 of non-cash stock based compensation costs in connection with the investigation into the Company's historical stock option grant practices and related accounting. The Company's Monster Careers - North America, Monster Careers - International, Internet Advertising and Fees and Advertising and Communications' business units' results have not changed from the Original Filing.

The following tables present the Company's operations by business segment and by geographic region:

	Three Months ended March 31,
Revenue
	2006	2005
Monster:
Careers - North America	$159,998	$123,556
Careers - International	64,591	41,217
Internet Advertising and Fees	32,447	24,761

Total Monster	257,036	189,534
Advertising & Communications	34,711	38,990

Total Revenue	$291,747	$228,524

	Three Months ended March 31,
Operating Income (loss)
	2006	2005
		(As restated)
Monster:
Careers - North America	$55,314	$38,656
Careers - International	1,166	(1,565)
Internet Advertising and Fees	9,627	7,356

Total Monster	66,107	44,447
Advertising & Communications	3,035	2,831
Corporate expenses(a)	(11,664)	(13,265)

Operating Income	$57,478	$34,013

Revenue by Geographic Region	2006	2005
United States	$208,338	$165,709
United Kingdom	24,891	23,263
Continental Europe	44,606	34,779
Other(b)	13,912	4,773

Total Revenue	$291,747	$228,524

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005:

Total Assets by Segment	March 31, 2006	December 31, 2005
	(As restated)	(As restated)
Monster Careers - North America	$245,076	$244,598
Monster Careers - International	603,650	559,736
Internet Advertising & Fees	151,557	151,827
Advertising & Communications	333,355	335,084
Corporate	379,746	328,188
Shared assets(c)	56,184	47,637
Assets of discontinued operations	—	11,645

Total Assets	$1,769,568	$1,678,715

(a)
Corporate operating expenses include $3,042 of non-cash stock based compensation for the three months ended March 31, 2005 as a result of the stock option adjustments discussed in Note 2.

(b)
Includes Canada and the Asia-Pacific region.

(c)
Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

10.    SUBSEQUENT EVENTS

On May 2, 2006 the Company acquired PWP, LLC ("PWP"), for $20,000 cash and 20,000 shares of unregistered common stock. Under the terms of the agreement, the Company paid $17,000 upon closing and will pay the remaining $3,000 within 12 to 18 months of the closing, subject to certain conditions. PWP was acquired by the Company's Internet Advertising & Fees segment and owns education-related domain names.

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

On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada. The purchase price of the transaction was $45,000. Net proceeds after a working capital adjustment, taxes and transaction costs are expected to be approximately $27,000. The sale completes the global divestiture of the Advertising & Communications unit.

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

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. The action purports to be brought on behalf of all participants in the Company's 401(k) plan. The complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA"), 29 U.S.C. §1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA.

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
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the Company has restated its consolidated balance sheet as of March 31, 2006, the consolidated statement of operations for the three months ended March 31, 2005 and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, except for the effects of the restatement discussed in Note 2 and Note 17 which are as of December 11, 2006, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 8, the Company has classified the results of operations of TMP Worldwide Advertising and Communications businesses in Australia, New Zealand and Singapore as discontinued operations and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to these changes. As discussed in Note 3, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
April 26, 2006, except for the effects of the restatement discussed in Note 2 and Note 10 which are as of December 11, 2006

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of our annual report on Form 10-K/A for the year ended December 31, 2005.

The discussion and analysis set forth below has been amended to reflect the restatement as described in the Explanatory Note on page 2 and in Note 2 of the notes to consolidated financial statements. The discussion and analysis has been solely restated to reflect the recognition of additional non-cash stock based compensation costs as a direct result of the findings of the Special Committee. Our business and associated risks may have changed since the date of the Original Filing and this 10-Q/A does not reflect any additional subsequent information or events occurring after the date of the Original Filing. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly and Annual Reports.

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

  •
  On May 2, 2005, we sold our TMP Direct business unit, an order fulfillment business, formerly part of our Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2006.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended March 31,
	2006	2005
		(As restated)
Revenue	$2,396	$18,414

Loss before income taxes	(662)	(5,426)
Income tax benefit	(74)	(1,925)

Loss from discontinued operations, net of tax	(588)	(3,501)

Pre-tax gain on sales of discontinued operations	2,453	—
Income tax benefit	(2,967)	—

Gain on sale of business, net of tax	5,420	—

Income (loss) from discontinued operations, net of tax	$4,832	$(3,501)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. We recorded $375 of non-cash stock based compensation costs, net of tax for the three months ended March 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In May and August 2006, we disposed of our remaining Advertising & Communications businesses. See Note 10 to the consolidated financial statements for further discussion.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K/A. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Monster Careers.    Our Monster Careers segments (both North America and International) earn revenue primarily from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising and Fees.    Our Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to our non-career premium services.The Company recognizes revenue related to the display of advertisements on its Internet properties as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of less than one year or may be terminated at any time by the advertiser.

The Company generates revenue from the display of text based links to the websites of its advertisers that are placed on the Company's Internet properties. The Company recognizes revenue from these arrangements as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's listing.

The Company generates revenue from "leads" that it provides to third-party advertisers. "Leads" consist of information solicited by an advertiser by way of the Company's website. When a user provides the requested information, the Company turns over such information to the advertiser for a predetermined fee, at which time, revenue is recognized. Agreements to provide such information generally have terms that define the number of leads and time period over which they must be provided to the advertiser.

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

As a result of the review of the Special Committee, it was determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the recorded measurement date. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case. As a result, we have recorded a pre-tax non-cash cumulative charge of $339.6 million ($271.9 million on an after-tax basis) in our consolidated financial statements through December 31, 2005 to reflect additional stock based compensation costs.

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

Results of Operations

Consolidated operating results as a percent of revenue for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months ended March 31,
	2006	2005
		(As restated)
Revenue	100.0%	100.0%

Salaries and related	38.9%	44.1%
Office and general	18.8%	19.9%
Marketing and promotion	22.7%	21.2%

Total operating expenses	80.3%	85.1%

Operating income	19.7%	14.9%
Interest and other, net	1.1%	0.0%

Income from continuing operations before income taxes and equity interests	20.8%	14.8%
Income taxes	7.6%	5.4%
Losses in equity interests	(0.4)%	(0.1)%

Income from continuing operations	12.8%	9.4%
Income (loss) from discontinued operations, net of tax	1.7%	(1.5)%

Net income	14.5%	7.9%

The Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Monster Careers – North America

The operating results of our Monster Careers – North America division for the three months ended March 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$159,998	100.0%	$123,556	100.0%	$36,442	29.5%

Selling, general and administrative	100,780	63.0%	81,045	65.6%	19,735	24.4%
Depreciation and amortization *	3,904	2.4%	3,855	3.1%	49	1.3%

Operating income	$55,314	34.6%	$38,656	31.3%	$16,658	43.1%

*
Includes amortization of stock based compensation under the Company's 2006 Restricted Stock Unit Plan.

Our Monster Careers – North America segment benefited significantly from an improved domestic labor market, continued migration to online employment advertising and our ongoing sales force expansion. We saw a particularly strong demand for access to our Monster's resume database in the first quarter of 2006, suggesting an environment where employers are placing increasing emphasis and resources on finding qualified candidates as a result of tighter labor markets. We were able to penetrate further into the enterprise market, which largely consists of businesses that operate on a global platform. In addition, we continue to successfully execute on our eCommerce model, allowing our clients to self-serve their job-posting needs. Our eCommerce service generated over 15,000 new customers in the first quarter of 2006 and delivered more than 40% revenue growth compared to the prior period. The investments we made in the eCommerce model continue to drive strong revenue growth among the SMB market (small to medium sized businesses), while generating high margin returns despite the smaller average order size. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.6% while making incremental investments in marketing and sales. Our marketing resources are diversely allocated to online media, radio, television and traditional print advertising. We have made opportunistic investments in driving quality seeker traffic to our website and accordingly, the number of resumes in our database increased approximately 25% compared to the prior period. In addition, we added approximately 80 sales and support staff in the first quarter of 2006. We believe that our new sales center in Tempe, Arizona presents us with a unique opportunity to leverage a lower cost structure in a key regional market, while at the same time adding to our sales infrastructure.

Monster Careers – International

The operating results of our Monster Careers – International division for the three months ended March 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$64,591	100.0%	$41,217	100.0%	$23,374	56.7%

Selling, general and administrative	59,565	92.2%	40,292	97.8%	19,273	47.8%
Depreciation and amortization *	3,860	6.0%	2,490	6.0%	1,370	55.0%

Operating income (loss)	$1,166	1.8%	$(1,565)	(3.8)%	$2,731	174.5%

*
Includes amortization of stock based compensation under the Company's 2006 Restricted Stock Unit Plan.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 22.1% of our total revenue. Our considerable time and capital investments in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's 51% organic revenue growth, which excludes the negative effect of currency exchange rates and the operations of businesses acquired within the trailing fifteen month period. As in North America, we are seeing an rapid migration of help wanted advertising online. The United Kingdom, Germany and France contributed most heavily to revenue gains, despite some uneven market conditions in those countries. We also saw promising gains in some of our secondary markets such as Italy, Switzerland and Austria. We have actively marketed and promoted our eCommerce model throughout Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups. Our fourth quarter 2005 acquisition of JobKorea, which is largely an eCommerce business, has established our presence in one of Asia's largest emerging markets where a large portion of the population is online. As a result, our revenue from the Asia/Pacific region is growing and is now 15.3% of our International Careers revenue.

Our investment in sales force and marketing tempered the segment's operating margins in the first quarter of 2006. Our marketing expense outgrew revenue in the quarter and increased 74.4% compared to the 2005 period. Our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of over 100 sales and support staff in the first quarter of 2006, have helped us achieve a significant portion of our overall revenue growth. Our objective to transition Monster Careers—International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising & Fees

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$32,447	100.0%	$24,761	100.0%	$7,686	31.0%

Selling, general and administrative	20,732	63.9%	16,304	65.8%	4,428	27.2%
Depreciation and amortization*	2,088	6.4%	1,101	4.4%	987	89.6%

Operating income	$9,627	29.7%	$7,356	29.7%	$2,271	30.9%

*
Includes amortization of stock based compensation under the Company's 2006 Restricted Stock Unit Plan.

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

Advertising & Communications

The operating results of our Advertising & Communications division for the three months ended March 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$34,711	100.0%	$38,990	100.0%	$(4,279)	(11.0)%

Selling, general and administrative	30,385	87.5%	34,761	89.2%	(4,376)	(12.6)%
Depreciation and amortization*	1,291	3.7%	1,398	3.6%	(107)	(7.6)%

Operating income	$3,035	8.7%	$2,831	7.3%	$204	7.2%

*
Includes amortization of stock based compensation under the Company's 2006 Restricted Stock Unit Plan.

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

The segment posted operating income in both North America and internationally for the first quarter of 2006, as a result of a concerted effort to maintain a disciplined cost structure and manage expenses to expected revenue levels. We believe that a coordinated shift in emphasis toward higher margin products and offerings, coupled with tight expense management has aided our profitability in the first quarter of 2006. We will continually monitor our cost structure to ensure that expenses are in line with revenue. In May and August 2006, the Company disposed if its remaining Advertising & Communications businesses.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended March 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
			(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$113,348	38.9%	$100,701	44.1%	$12,647	12.6%
Office and general	54,804	18.8%	45,399	19.9%	9,405	20.7%
Marketing and promotion	66,117	22.7%	48,411	21.2%	17,706	36.6%

Operating expenses	234,269	80.3%	194,511	85.1%	39,758	20.4%

Operating income	$57,478	19.7%	$34,013	14.9%	$23,465	69.0%

Our Monster Careers – North America and International segments accounted for nearly all of the year over year increase in total operating expenses, stemming mainly from hiring initiatives since March 2005 and increased marketing and promotion of the Monster brand. We increased global headcount by 14.1% over the 2005 period, primarily for increased sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in the 2005 period is $3.0 million of non-cash stock based compensation costs associated with our historical stock option grant practices and related accounting. No such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. Marketing increased $17.7 million as a result of allocating greater resources to expanding our brand recognition and sales force in our International Careers segment. We also stepped up our marketing efforts in the North America to drive further penetration into local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisition of JobKorea contributed approximately $3.6 million to the increase in total operating expenses for the quarter.

In March 2006 the Compensation Committee to our Board of Directors approved our 2006 Restricted Stock Unit Plan (the "RSU Plan"). Our RSU Plan is incentive and retention based, and was developed to replace broad-based stock option grants that were used as incentive and retention tools in prior years. Approximately 350 people currently participate in the 2006 RSU Plan and we expect to recognize approximately $32.7 million of compensation expense over a four-year period related to the 2006 grants. In March 2006, we recorded $0.7 million of compensation expense related to this plan.

Income Taxes

Income taxes for the three months ended March 31, 2006 and 2005 are as follows:

			Change
(dollars in thousands)
	2006	2005	$	%
		(As restated)	(As restated)	(As restated)
Income from continuing operations before income taxes	$60,820	$33,931	$26,889	$79.2%
Income taxes	22,149	12,259	9,890	80.7%
Effective tax rate	36.4%	36.1%

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

Earnings Per Share

Diluted earnings per share increased 113.3% in the current period, even as diluted weighted average shares outstanding increased 7.0 million shares. The share increase is mainly the result of incremental dilution associated with a higher average stock price in the 2006 period, as well as additional shares issued in connection with employee stock option exercises. We repurchased 180,000 shares in the first quarter of 2006 to offset additional dilution. Net income was 14.5% of total revenue in the 2006 period, compared to 7.9% in the 2005 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

			Change
(dollars in thousands)	March 31, 2006	December 31, 2005
			$	%
Cash and cash equivalents	$166,035	$196,597	$(30,562)	(15.5)%
Marketable securities	221,019	123,747	97,272	78.6%

Cash and cash equivalents and marketable securities	$387,054	$320,344	$66,710	20.8%

Percentage of total assets	21.9%	19.1%

			Change
(dollars in thousands)
	2006	2005	$	%
	(As restated)		(As restated)	(As restated)
Cash provided by operating activities of continuing operations	$84,556	$55,235	$29,321	$53.1%
Cash used for investing activities of continuing operations	(151,505)	(99,049)	(52,456)	53.0%
Cash provided by financing activities of continuing operations	39,034	3,146	35,888	1140.8%
Cash used in discontinued operations	(3,194)	(14,624)	11,430	(78.2%)
Effect of exchage rates on cash	547	(1,894)	2,441	(128.9%)

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

As of March 31, 2006, we had cash and cash equivalents and marketable securities of $387.1 million, compared to $320.3 million as of December 31, 2005. Our increase in cash and marketable securities of $66.8 million in the three months ended March 31, 2006 was mainly due to our strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation ("OIBDA") and cash received from the exercise of employee stock options, including their associated tax benefit. Strong sales and working capital management, aided by a $16.1 million increase in deferred revenue, brought cash flow from operating activities to a level slightly above OIBDA. Overall, working capital increased at a measured rate compared to revenue and expenses. The disposition of our Directional Marketing business in 2005 significantly improved the consistency of our cash flows from operations and its correlation to OIBDA from quarter to quarter. Cash flow from operating activities was decreased by $2.2 million for cash used in our discontinued operations.

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

We generated cash from financing activities in the first quarter of 2006, resulting from $59.6 million of cash received from employee stock option exercises, and $11.0 million related to the tax benefit on stock options exercised. Offsetting the stock option exercises were $22.8 million of cash used in a structured stock repurchase that will mature around mid-year 2006 and $8.5 million used to repurchase 180,000 shares of common stock. Depending on the price of our common stock at the maturity date of the structured stock repurchase agreement, we will either have repurchased an agreed upon number of shares of common stock or receive our initial cash investment plus a premium.

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

We conduct operations in various foreign countries, including Australia, Belgium, Canada, France, Germany, Ireland, India, Italy, the Netherlands, New Zealand, Sweden, Spain, and the United Kingdom. For the three months ended March 31, 2006, approximately 29% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non- functional currency denominated inter-company funding loans and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the quarter ended March 31, 2006, we had a translation gain of $7.5 million, primarily attributable to the weakening of the U.S. dollar against the Euro, the British Pound and the Swedish Krona.

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

ITEM 4.    CONTROLS AND PROCEDURES

As disclosed in the Explanatory Note on page 2 of this Form 10-Q/A and in Note 2 of our consolidated financial statements included in this Form 10-Q/A, the Company disclosed on June 12, 2006, that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and forensic accounting experts that were not previously involved with the Company's stock option plans, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. As a result of the investigation, the Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. The Special Committee has also determined that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and the quarterly period ended March 31, 2005 should be restated to recognize additional non-cash stock based compensation expense and the related income tax impacts.

As more fully described in our 2005 Form 10-K/A, during 2005, the Company did not maintain effective control over our internal control over financial reporting and our "disclosure controls and procedures" as such term is defined under Exchange Act Rule 13a-15(f) or 15d-15(f). In arriving at these conclusions, management evaluated, among other things, the control deficiencies related to accounting for stock based compensation and the continued employment of persons in positions of responsibility who may be deemed to have overridden our internal controls. As a result, management concluded that these control deficiencies that resulted in the need for a restatement of our previously issued financial statements constituted a material weakness as of December 31, 2005.

Monster Worldwide maintains "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(f) or 15d-15(f), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide's management, including Monster Worldwide's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide's disclosure controls and procedures. The control deficiencies noted above, continued to persist during the period in which this report was being prepared.

There have been no significant changes in Monster Worldwide's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As of the date of this filing, although the investigation into our historical stock option grant practices is substantially complete, the Special Committee continues to analyze the facts disclosed by its investigation in order to make comprehensive recommendations to the Board regarding remedial steps, and is in the process of determining what remedial recommendations it will make. It expects to make those recommendations in the first quarter of 2007, at which time the Company will implement the recommendations of the Special Committee.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. The action purports to be brought on behalf of all participants in the Company's 401(k) plan. The complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA"), 29 U.S.C. §1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA.

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.) (NRB-DCF) (Consolidated Action). It is expected that the plaintiffs in the consolidated federal actions will file a consolidated amended complaint on or about December 19, 2006. The current federal complaints assert claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., "Risk Factors," of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended March 31, 2006 is as follows:

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

MONSTER WORLDWIDE, INC. (Registrant)
Dated: December 13, 2006	By:	/s/ WILLIAM M. PASTORE William M. Pastore President and Chief Executive Officer (principal executive officer)
Dated: December 13, 2006	By:	/s/ CHARLES BAKER Charles Baker Chief Financial Officer (principal financial officer)
Dated: December 13, 2006	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)

QuickLinks

EXPLANATORY NOTE
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART I—FINANCIAL INFORMATION
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts) (unaudited)
Report of Independent Registered Public Accounting Firm
PART II—OTHER INFORMATION
SIGNATURES