Form 10-Q
period 2006-06-30
MONSTER WORLDWIDE INC
filed 2006-12-13
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

        Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of December 7, 2006, the latest practicable date.

Class	Outstanding on December 7, 2006

Common Stock	123,722,925
Class B Common Stock	4,762,000

EXPLANATORY NOTE

In this Form 10-Q for the quarter ended June 30, 2006, Monster Worldwide, Inc. ("Monster Worldwide" or the "Company") is restating its consolidated financial statements as of and for the three and six months ended June 30, 2005. The Company is restating its consolidated financial statements to reflect additional non-cash stock based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company did not timely file its Form 10-Q for the quarter ended June 30, 2006 to accurately reflect prior period information. This Quarterly Report accurately reflects prior period results. The Company's consolidated financial statements for the quarter ended June 30, 2006 on this Form 10-Q should only be read in conjunction with the Company's Form 10-K/A. See Note 2 of our consolidated financial statements included in this Form 10-Q for further discussion.

The Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the Compensation Committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which the identities of the individual optionees and the number of shares underlying each option was determined. In a significant number of instances, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that the dates as of which the UWC's were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of and for the three and six months ended June 30, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

The Company has notified the Internal Revenue Service of the stock option review. Under Section 162(m), stock options that are in-the-money at the time of grant do not qualify as performance- based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

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

Category of adjustments: (in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes - continuing operations(a)	$2,134	$4,913	$196,020
Stock option grant date changes - discontinued operations	25	774	143,566

Pre-tax stock option expense adjustments	2,159	5,687	339,586

Income tax impact on grant date changes- continuing operations	(594)	(1,329)	(52,199)
Income tax impact on grant date changes- discontinued operations	(6)	(190)	(20,257)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	—	—	4,800

Income tax benefit	(600)	(1,519)	(67,656)

Total adjustments to net income (loss)	$1,559	$4,168	$271,930

(a)
Non-cash stock based compensation expenses in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

The Company was unable to timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, primarily due to the unavailability of reliable financial information for the 2005 periods. The Company's Form 10-Q for the quarter ended June 30, 2006 is being filed concurrently with the Form 10-Q/A for the quarter ended March 31, 2006 as well as the Company's Form 10-K/A for the year ended December 31, 2005. The Company expects to file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 within the next two weeks of this filing date.

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

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$295,800	$217,023	$572,753	$426,319

Salaries and related	111,925	93,099	216,003	180,134
Office and general	47,969	40,996	98,925	82,191
Marketing and promotion	73,404	47,175	139,375	95,262

Total operating expenses	233,298	181,270	454,303	357,587

Operating income	62,502	35,753	118,450	68,732
Interest and other, net	4,144	924	7,524	733

Income from continuing operations before income taxes and equity interest	66,646	36,677	125,974	69,465
Income taxes	23,418	13,041	45,100	24,952
Losses in equity interest	(2,284)	(367)	(3,525)	(576)

Income from continuing operations	40,944	23,269	77,349	43,937
Income (loss) from discontinued operations, net of tax	(1,327)	(5,252)	4,530	(7,958)

Net income	$39,617	$18,017	$81,879	$35,979

Basic earnings per share:
Earnings per share from continuing operations	$0.32	$0.19	$0.61	$0.36
Income (loss) per share from discontinued operations, net of tax	(0.01)	(0.04)	0.04	(0.07)

Basic earnings per share*	$0.31	$0.15	$0.64	$0.30

Diluted earnings per share:
Earnings per share from continuing operations	$0.31	$0.19	$0.59	$0.36
Income (loss) per share from discontinued operations, net of tax	(0.01)	(0.04)	0.03	(0.06)

Diluted earnings per share*	$0.30	$0.15	$0.62	$0.29

* - Earnings per share may not add due to rounding.
Weighted average shares outstanding:
Basic	128,551	121,049	127,662	120,853
Diluted	132,009	123,181	131,390	123,320

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2006	December 31, 2005
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$47,059	$196,597
Available-for-sale securities	422,972	123,747
Accounts receivable, net of allowance for doubtful accounts of $15,079 and $13,942	367,908	357,448
Prepaid and other	65,391	56,917
Current assets of discontinued operations	—	38,350

Total current assets	903,330	773,059

Property and equipment, net	95,260	87,558
Goodwill	699,638	648,136
Intangibles, net	55,622	56,691
Investment in unconsolidated affiliate	63,196	46,758
Other assets	46,253	29,939
Non-current assets of discontinued operations	—	36,574

Total assets	$1,863,299	$1,678,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,461	$70,794
Accrued expenses and other current liabilities	186,269	170,313
Income taxes payable	60,692	49,403
Deferred revenue	350,671	328,902
Current portion of long-term debt	18,635	31,378
Current liabilities of discontinued operations	—	55,156

Total current liabilities	701,728	705,946

Long-term debt, less current portion	2,185	15,678
Deferred income taxes	33,177	22,373
Other long-term liabilities	1,635	1,241
Long-term liabilities of discontinued operations	—	137

Total liabilities	738,725	745,375

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 125,638 and 121,830 shares, respectively; outstanding: 123,716 and 120,703 shares, respectively	126	122
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,629,378	1,548,936
Accumulated other comprehensive income	64,424	35,515
Retained deficit	(569,359)	(651,238)

Total stockholders' equity	1,124,574	933,340

Total liabilities and stockholders' equity	$1,863,299	$1,678,715

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
		(As restated)
Cash flows provided by operating activities:
Net income	$81,879	$35,979

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(4,530)	7,958
Depreciation and amortization	22,233	17,380
Provision for doubtful accounts	5,210	4,304
Tax benefit on stock based compensation	17,324	804
Excess tax benefit on stock option exercises	(17,038)	—
Non-cash compensation	5,606	6,894
Common stock issued for matching contribution to 401(k) plan	1,854	2,005
Deferred income taxes	9,329	10,563
Minority interests and other	3,519	639
Changes in assets and liabilities, net of business combinations:
Accounts receivable	(15,433)	7,003
Prepaid and other	(9,353)	(10,722)
Deferred revenue	21,609	10,341
Accounts payable, accrued liabilities and other	30,495	19,094
Net cash used for operating activities of discontinued operations	(7,632)	(17,957)

Total adjustments	63,193	58,306

Net cash provided by operating activities	145,072	94,285

Cash flows used for investing activities:
Capital expenditures	(26,275)	(14,637)
Purchase of marketable securities	(943,763)	—
Sales and maturities of marketable securities	644,538	—
Payments for acquisitions and intangible assets, net of cash acquired	(47,967)	(49,306)
Investment in unconsolidated affiliate	(19,936)	(50,137)
Sale of long-term investment and other	—	1,878
Net proceeds from sale of businesses	32,950	49,749
Cash funded to equity investee	(4,800)	—
Net cash used for investing activities of discontinued operations	(1,737)	(1,807)

Net cash used for investing activities	(366,990)	(64,260)

Cash flows provided by financing activities:
Payments on capital lease obligations	(363)	(1,835)
Proceeds from exercise of employee stock options	91,165	14,386
Excess tax benefits on stock option exercises	17,038	—
Repurchase of common stock	(14,416)	(1,398)
Structured stock repurchase	(22,758)	—

Net cash provided by financing activities	70,666	11,153

Effects of exchange rates on cash	1,714	(3,471)
Net increase (decrease) in cash and cash equivalents	(149,538)	37,707
Cash and cash equivalents, beginning of period	196,597	198,111

Cash and cash equivalents, end of period	$47,059	$235,818

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,090	$1,493
Cash paid for income taxes	$4,795	$1,919
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$1,164	$—
Liabilities created in connection with business combinations	$4,556	$10,236

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

Internet Advertising and Fees.    The Company's Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to premium services. Among the larger components of this segment are the Company's Fastweb, MonsterTrak, Tickle and Military.com businesses. Prior to the first quarter of 2006, these operations were managed and reported by the Company's "Monster" segment, therefore prior period segment disclosures have been restated to conform to the current operating structure. Revenue from this segment is primarily earned in the United States.

Advertising & Communications.    The Company's Advertising & Communications segment mainly earns revenue from job advertisements placed in newspapers, Internet career-related websites such as Monster, and other media, plus associated fees for related services. Revenue is recorded net of media placement costs. This segment has operations in the United States and Canada. On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. See Note 8 for further discussion. Additionally, in August 2006, the Company disposed of its remaining Advertising & Communications business in North America. See Note 10 for further discussion.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company has amended its Form 10-Q for the quarter ended March 31, 2006 and is filing this Form 10-Q for the quarter ended June 30, 2006 to accurately reflect prior period information.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of and for the three and six months ended June 30, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

Category of adjustments:	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes - continuing operations(a)	$2,134	$4,913	$196,020
Stock option grant date changes - discontinued operations	25	774	143,566

Pre-tax stock option expense adjustments	2,159	5,687	339,586

Income tax impact on grant date changes - continuing operations	(594)	(1,329)	(52,199)
Income tax impact on grant date changes - discontinued operations	(6)	(190)	(20,257)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	—	—	4,800

Income tax benefit	(600)	(1,519)	(67,656)

Total adjustments to net income	$1,559	$4,168	$271,930

(a)
Non-cash stock based compensation expenses in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

The Company's consolidated statements of operations for the three and six months ended June 30, 2005, as reported in the Company's Form 10-K/A include the impact of the non-cash stock based compensation expenses and related income tax adjustments resulting from the Special Committee's investigation. The statements of operations for those periods included in this Quarterly Report are different from the Form 10-K/A due to dispositions that occurred during the first six months of 2006. See Note 8 for further discussion of the Company's 2006 divestitures.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 681,000 and 6,535,000 for the three months ended June

30, 2006 and 2005, respectively and 682,000 and 6,459,000 for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)
	2006	2005	2006	2005
Basic weighted average shares outstanding	128,551	121,049	127,662	120,853
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	3,458	2,132	3,728	2,467

Diluted weighted average shares outstanding	132,009	123,181	131,390	123,320

Impact of the Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) Share Based Payment ("SFAS 123R") using the modified-prospective-transition method beginning January 1, 2006. Under that transition method, results for prior periods have not been restated and stock compensation costs recognized during the three month and six month periods ended June 30, 2006 includes: (a) compensation cost for all share based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $22 and $286 for the three and six months ended June 30, 2006, respectively. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company has granted stock options and awarded non-vested stock to employees, directors and executive officers.

At June 30, 2006, the Company has the following stock-based employee compensation plans:

Employee Stock Options.    The Company recognized approximately $53 and $148 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options for the three and six months ended June 30, 2006, respectively. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model. Beyond June 30, 2006, the Company does not anticipate recognizing any material compensation expense associated with employee stock options. As of January 1, 2006, substantially all of the Company's employee stock options were vested and the Company has not granted any stock options subsequent to January 1, 2006.

Executive Stock Bonus Arrangements.    The Company, from time to time, enters into separate share-based payment arrangements with executive officers and directors. The terms of such agreements are subject to various specified performance and vesting conditions. As of June 30, 2006, there were approximately 430,309 non-vested shares outstanding related to executive agreements with varying exercise prices. The Company recorded the equity awards using the fair market value of the Company's common stock on the date the award was approved by the Compensation Committee of the Board of Directors. These awards are amortized on a straight-line basis over the vesting period. The Company recognized pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers of approximately $1,405 and $534 for the three months ended June 30, 2006 and 2005, respectively and $2,695 and $1,502 for the six months ended June 30, 2006 and 2005, respectively.

2006 Restricted Stock Unit Plan.    On March 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 663,500 restricted stock units to approximately 350 employees of the Company ("2006 RSU Plan"). The amounts of restricted stock units awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the optimal performance-based condition becomes satisfied, the maximum number of restricted stock units will vest in 25% increments on each of March 5, 2007, March 5, 2008, March 5, 2009 and March 5, 2010, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date. The Company recorded the equity award using the fair market value of the Company's common stock on March 27, 2006, which was $48.58 and is amortizing the award on a straight-line basis over the vesting period. During the second quarter of 2006, the Compensation Committee approved the grant of 17,800 restricted stock units to employees of the Company. The Company recorded the equity award at $44.64, which was the closing stock price on the date of approval. For the three and six months ended June 30, 2006, the Company recorded approximately $2,080 and $2,763, respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the 2006 RSU Plan.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the six months ended June 30, 2006:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	13,673	$27.94
Granted	—	—
Exercised	(3,672)	24.82
Forfeited/expired/cancelled	(112)	46.56

Outstanding at June 30, 2006	9,889	28.91	5.9	$136,015

Options exerciseable at June 30, 2006	6,262	$28.56	4.8	$88,324

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of June 30, 2006 and the exercise price of the underlying options. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised was $92,306 and $10,095, respectively. The Company did not grant any options during the six months ended June 30, 2006; however, the weighted average grant date fair value of options granted during the six months ended June 30, 2005 period was $28.15.

The following table summarizes the activity of our non-vested stock for the six months ended June 30, 2006:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2006	241,309	$29.64
Granted - 2006 RSU Plan	681,300	48.48
Granted - Executive Bonus Agreements	252,500	45.89
Forfieted	(8,900)	48.58
Vested	(63,500)	35.37

Non-vested at June 30, 2006	1,102,709	$44.56

As of June 30, 2006 there was approximately $30,399 and $13,300 of unrecognized compensation cost related to the Company's 2006 RSU Plan and executive stock bonus agreements, respectively. These performance-based awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires disclosure of the pro forma effects of stock option expense on net income and earnings per share. The Company's prior period financial statements accounted for the issuance of employee stock options using Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. The pro forma effects of stock-based compensation on net income and net income per share in the 2005 period have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk-free interest rate	3.7%	3.7%
Volatility	47.2%	47.2%
Expected life (years)	4.2	4.2

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The following table illustrates the effect of the restatement adjustments and pro forma effects of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(As restated)	(As restated)
Net income as, restated	$18,017	$35,979
Add: Stock based employee compensation expense included in reported net income, net of tax(a)	1,906	5,144
Deduct: Compensation expense determined under fair value based method for stock options, net of tax(a)	(25,108)	(45,871)

Pro forma net loss, as restated	$(5,185)	$(4,748)

Basic earnings per share:
Net income - as restated	$0.15	$0.30
Net loss - pro forma, as restated	$(0.04)	$(0.04)
Diluted earnings per share:
Net income - as restated	$0.15	$0.29
Net loss - pro forma, as restated	$(0.04)	$(0.04)
(a)
Includes adjustments to reflect the impact of the stock option investigation as discussed in Note 2.

Stock Option Accelerations

During the year ended December 31, 2005, the Company accelerated the vesting date of substantially all of its unvested, outstanding stock option awards in order to avoid recognizing compensation expense in the consolidated statement of operations in the Company's financial statements subsequent to the effectiveness of SFAS 123R on January 1, 2006. As a result of the accelerations, the Company has eliminated approximately $23,494 of compensation expense that would have been recognized from January 1, 2006 through 2008.

On December 28, 2004, the Company granted approximately 2,800,000 options to executives and employees. Such options vested over the five-month period ending on May 31, 2005 and the vested options generally become exercisable in four annual installments commencing December 28, 2005.

Included in pro-forma compensation expense for the three and six months ended June 30, 2005 is approximately $15,061 and $19,175, respectively, net of tax, resulting from accelerated vesting that occurred during the six months ended June 30, 2005. In addition, the pro-forma compensation expense for the three and six months ended June 30, 2005 includes approximately $10,039 and $25,098, respectively, net of tax, related to the vesting of the December 28, 2004 grant.

4.     BUSINESS COMBINATIONS

For the period January 1, 2005 through June 30, 2006, we completed three business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Emailjob.com SAS	February 11, 2005	Monster Careers - International
JobKorea	October 14, 2005	Monster Careers - International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the six months ended June 30, 2006, the Company charged $1,340 to goodwill relating entirely to the Company's acquisition of Emailjob.com and reversed $333 of previously capitalized costs related to acquisitions in the Internet Advertising & Fees segment.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of June 30, 2006 and December 31, 2005, the Company had accrued $6,928 and $7,703, respectively, for integration and restructuring obligations, mainly relating to future operating lease payments.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. In February 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR's net results of operations as Losses in Equity Interest in the Company's statement of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR.

In March 2006, the Company entered into a credit facility with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by the ChinaHR. As of June 30, 2006, the Company has advanced $4,800 to ChinaHR under the credit facility.

ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company has the right to occupy three of seven seats on ChinaHR's Board of Directors. In addition, the Company also has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in ChinaHR in the event of an initial public offering or by February 1, 2008, whichever comes first.

6.     COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net income	$39,617	$18,017	$81,879	$35,979
Foregn currency translation adjustment and other	21,445	(31,537)	28,909	(57,760)

Comprehensive income (loss)	$61,062	$(13,520)	$110,788	$(21,781)

7.     STOCKHOLDERS' EQUITY

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through June 30, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45,081, of which, 294,584 shares were purchased in open market transactions during the six months ended June 30, 2006 for $14,416.

Structured Stock Repurchase

In March 2006, the Company entered into a $22,758 structured stock repurchase transaction. In June 2006, the Company repurchased 500,000 shares upon maturity of the structured stock agreement. The structured stock repurchase was executed under the Company's authorized repurchase program.

8.     DISCONTINUED OPERATIONS

On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of approximately $33,000 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense), included as a component of discontinued operations in the statements of operations.

On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The Company recognized a pre-tax gain on the sale of these businesses of $2,453 ($5,420 including the tax benefit recognized upon disposition) in the first quarter of 2006.

The impact of these transactions and the historical operating results of these businesses have been reclassified to discontinued operations for all periods presented. The dispositions were not considered material and did not include a significant amount of assets. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis.

During the year ended December 31, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2005:

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

  •
  On May 2, 2005, the Company sold its TMP Direct business unit, an order fulfillment business, formerly part of the Company's Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The Company received $500 in the second quarter of 2006 in connection with this obligation. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$4,916	$30,456	$22,106	$68,115

Loss before income taxes	$(910)	$(4,899)	$(80)	$(8,984)
Income tax expense (benefit)	(276)	(2,001)	117	(3,380)

Loss from discontinued operations, net of tax	(634)	(2,898)	(197)	(5,604)

Pre-tax gain (loss) on sales of discontinued operations	726	(11,280)	3,179	(11,280)
Income tax expense (benefit)	1,419	(8,926)	(1,548)	(8,926)

Gain (loss) on sale of business, net of tax	(693)	(2,354)	4,727	(2,354)

Income (loss) from discontinued operations, net of tax	$(1,327)	$(5,252)	$4,530	$(7,958)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. The Company recorded $19 and $584 for the three and six months ended June 30, 2005, respectively, of non-cash stock based compensation costs as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed.

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

The Company's Advertising & Communications division recognizes a commission on the sale of certain Monster products. Revenue recognized by the Advertising & Communications segment for such sales was $4,195 and $4,993 for the three months ended June 30, 2006 and 2005, respectively and $7,689 and $8,087 for the six months ended June 30, 2006 and 2005, respectively.

In March 2006, the Compensation Committee of the Board of Directors approved the 2006 RSU Plan. Accordingly, the Company has recorded $2,080 and $2,763 of pre-tax compensation expense in the Company's statements of operations for the three and six months ended June 30, 2006, respectively. The Company's chief operating decision maker includes these expenses when measuring the results of each reportable segment in the 2006 periods.

Corporate operating expenses for the three and six month periods ended June 30, 2005 include the impact of the non-cash stock based compensation costs of $2,134 and $4,913, respectively, in connection with the investigation into the Company's historical stock option grant practices and related accounting. The Company's Monster Careers - North America, Monster Careers - International, Internet Advertising and Fees and Advertising and Communications' business units' results have not changed.

The following tables present the Company's operations by business segment and by geographic region:

	Three Months ended June 30,
			Six Months ended June 30,
Revenue
	2006	2005	2006	2005
Monster:
Careers - North America	$162,816	$126,152	$322,814	$249,708
Careers - International	74,374	45,880	138,965	87,097
Internet Advertising and Fees	37,979	26,059	70,426	50,820

Total Monster	275,169	198,091	532,205	387,625
Advertising & Communications	20,631	18,932	40,548	38,694

Total Revenue	$295,800	$217,023	$572,753	$426,319

	Three Months ended June 30,
			Six Months ended June 30,
Operating Income (loss)
	2006	2005	2006	2005
		(As restated)		(As restated)
Monster:
Careers - North America	$56,039	$41,734	$111,239	$79,734
Careers - International	2,191	(2,908)	3,301	(4,653)
Internet Advertising and Fees	12,637	8,173	22,245	15,425

Total Monster	70,867	46,999	136,785	90,506
Advertising & Communications	2,486	1,006	4,184	3,486
Corporate expenses(a)	(10,851)	(12,252)	(22,519)	(25,260)

Operating Income	$62,502	$35,753	$118,450	$68,732

	Three Months ended June 30,
			Six Months ended June 30,
Revenue by Geographic Region
	2006	2005	2005	2006
United States	$216,970	$168,094	$425,309	$333,803
Europe	63,317	42,796	118,020	81,610
Other(b)	15,513	6,133	29,424	10,906

Total Revenue	$295,800	$217,023	$572,753	$426,319

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of June 30, 2006 and December 31, 2005:

Total Assets by Segment	June 30, 2006	December 31, 2005
		(As restated)
Monster Careers - North America	$530,159	$530,882
Monster Careers - International	413,544	312,897
Internet Advertising & Fees	179,366	151,827
Advertising & Communications	227,590	232,359
Corporate	453,188	328,188
Shared assets(c)	59,452	47,638
Assets of discontinued operations	—	74,924

Total Assets	$1,863,299	$1,678,715

(a)
Corporate operating expenses include $2,134 and $4,913 of non-cash stock based compensation as a result of the stock option adjustments for the three and six months ended June 30, 2005, respectively, as discussed in Note 2.

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

On November 22, 2006, the Company's Board of Directors, with concurrence from the Special Committee, announced that it has terminated for cause Myron Olesnyckyj, the Company's former Senior Vice-President, General Counsel and Secretary. Mr. Olesnyckyj was suspended from his position on September 19, 2006. The action was a result of the Special Committee's review of the Company's historical stock option grant practices.

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
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the Company has restated its consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and the consolidated statements of cash flows for the six-month period ended June 30, 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, except for the effects of the restatement discussed in Note 2 and Note 17 which are as of December 11, 2006, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 8, the Company has classified the results of operations of TMP Worldwide Advertising and Communications businesses in United Kingdom, Ireland, Spain, Australia, New Zealand and Singapore as discontinued operations and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to these changes. As discussed in Note 3, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

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

Overview

Founded in 1967, Monster Worldwide, Inc. is the parent company of Monster, the leading global online careers property. We also own TMP Worldwide, one of the largest recruitment advertising agencies in North America. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

Monster is our flagship brand. Monster consists of three reportable segments, spans 24 countries and accounted for 93% of our total revenue for the six months ended June 30, 2006. Monster connects employers with job seekers and offers innovative technology and services that give employers more control over the recruiting process. We have been able to capitalize on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. These tools, which include searchable job postings, a resume database and career management content and advice, provide users with more control over the employment process. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers. Employers and human resources professionals pay to post jobs, search Monster's resume database and use career site hosting and applicant tracking systems and other ancillary services. In addition, Monster offers Internet advertising to a wide variety of businesses that seek to market their products and services through a broad and diverse network of online properties.

Business Combinations

For the period January 1, 2005 through June 30, 2006, we completed three business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Emailjob.com SAS	February 11, 2005	Monster Careers - International
JobKorea	October 14, 2005	Monster Careers - International
PWP,LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

Discontinued Operations

On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of approximately $33,000 (net of working capital and other adjustments) and a $9,000 note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense), included as a component of discontinued operations in the statements of operations.

On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The Company recognized a pre-tax gain on the sale of these businesses of $2,453 ($5,420 including the tax benefit recognized upon disposition) in the first quarter of 2006.

The impact of these transactions and the historical operating results of these businesses have been reclassified to discontinued operations for all periods presented. The dispositions were not considered material and did not include a significant amount of assets. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis.

During the year ended December 31, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2005:

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

  •
  On May 2, 2005, we sold our interests in TMP Direct, an order fulfillment business, formerly part of our Directional Marketing segment. The business was purchased by GECKO Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash, paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of GECKO Inc. personally guaranteed the May 2, 2006 payment obligation of GECKO Inc. The Company received $500 in May 2006 in connection with this obligation. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$4,916	$30,456	$22,106	$68,115

Loss before income taxes	$(910)	$(4,899)	$(80)	$(8,984)
Income tax expense (benefit)	(276)	(2,001)	117	(3,380)

Loss from discontinued operations, net of tax	(634)	(2,898)	(197)	(5,604)

Pre-tax gain (loss) on sales of discontinued operations	726	(11,280)	3,179	(11,280)
Income tax expense (benefit)	1,419	(8,926)	(1,548)	(8,926)

Gain (loss) on sale of business, net of tax	(693)	(2,354)	4,727	(2,354)

Income (loss) from discontinued operations, net of tax	$(1,327)	$(5,252)	$4,530	$(7,958)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. We recorded $19 and $584 of non-cash stock based compensation costs for the three and six months ended June 30, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In August 2006, we disposed of our remaining Advertising & Communications business in North America.

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

The Company generates revenue from text based links to the websites of its advertisers that are placed on the Company's Internet properties. The Company recognizes revenue from these arrangements as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's listing.

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

In recording deferred tax assets, we do not anticipate whether recorded tax benefits could be subject to Section 162(m) limitations. In the restated consolidated financial statements we recorded deferred tax assets ratably as the non-cash stock based compensation expense is recognized in the statement of operations, and in accordance with the applicable vesting period.

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

Results of Operations

Consolidated operating results as a percent of revenue for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	37.8%	42.9%	37.7%	42.3%
Office and general	16.2%	18.9%	17.3%	19.3%
Marketing and promotion	24.8%	21.7%	24.3%	22.3%

Total operating expenses	78.9%	83.5%	79.3%	83.9%

Operating income	21.1%	16.5%	20.7%	16.1%
Interest and other, net	1.4%	0.4%	1.3%	0.2%

Income from continuing operations before income taxes and equity interest	22.5%	16.9%	22.0%	16.3%
Income taxes	7.9%	6.0%	7.9%	5.9%
Losses in equity interest	(0.8)%	(0.2)%	(0.6)%	(0.1)%

Income from continuing operations	13.8%	10.7%	13.5%	10.3%
Income (loss) from discontinued operations, net of tax	(0.4)%	(2.4)%	0.8%	(1.9)%

Net income	13.4%	8.3%	14.3%	8.4%

The Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Monster Careers – North America

The operating results of our Monster Careers – North America division for the three months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$162,816	100.0%	$126,152	100.0%	$36,664	29.1%

Selling, general and administrative	101,282	62.2%	80,481	63.8%	20,801	25.8%
Depreciation and amortization*	5,495	3.4%	3,937	3.1%	1,558	39.6%

Operating income	$56,039	34.4%	$41,734	33.1%	$14,305	34.3%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – North America segment benefited from the continued improvement in the domestic labor market, continued migration to online employment advertising and our ongoing sales force expansion. Our business experienced continued demand for access to Monster's resume database in the second quarter of 2006, suggesting an environment where employers are placing increasing emphasis and resources on finding qualified candidates as a result of tighter labor markets. We were able to penetrate further into the enterprise market, which largely consists of businesses that employ 2,000 or more people, and also posted solid growth in our staffing channel. In addition, we continue to successfully execute on our eCommerce model, which now accounts for approximately 20% of our North American revenue, allowing our clients to self-serve their job-posting needs. Our eCommerce service generated over 17,500 new customers in the second quarter of 2006 and delivered more than 38% revenue growth compared to the prior year period. The investments we made in the eCommerce model continue to drive strong revenue growth among the SMB market (small to medium sized businesses), while generating high margin returns despite the smaller average order size. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.4% while making incremental investments in customer service, product, marketing and sales. Our marketing resources, which are 36.0% of our operating expenses, are diversely allocated to online media, radio, television and traditional print advertising. Marketing and promotional spending increased 25.0% over the 2005 period as we targeted both the job seeker and employer. We have made opportunistic investments in driving quality seeker traffic to our website and as a result, the number of resumes in our database increased approximately 25% compared to the prior period. Growing user engagement is a top operating priority for Monster, and in the second quarter of 2006, we increased the number of My Monster accounts, which are unique to each specific job seeker, by 20.0% over the prior year period. We added 107 sales and support staff during the second quarter of 2006, primarily in our new sales center in Tempe, Arizona, which we believe presents us with a unique opportunity to leverage a lower cost structure in a key regional market, while at the same time adding to our sales infrastructure.

Monster Careers – International

The operating results of our Monster Careers – International division for the three months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	% Increase	Increase
Revenue	$74,374	100.0%	$45,880	100.0%	$28,494	62.1%

Selling, general and administrative	67,253	90.4%	46,406	101.1%	20,847	44.9%
Depreciation and amortization*	4,930	6.6%	2,382	5.2%	2,548	107.0%

Operating income (loss)	$2,191	2.9%	$(2,908)	-6.3%	$5,099	175.3%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 25.1% of our total revenue. Our considerable time and capital investments in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's 50.0% organic revenue growth, which excludes the negative effect of currency exchange rates and the operations of businesses acquired within the trailing twelve month period. As in North America, we are seeing a rapid migration of help wanted advertising online. The Netherlands and Germany contributed revenue gains in excess of 70% on a combined basis, while the rest of Europe contributed revenue growth in excess of 35%. We are actively marketing and promoting our eCommerce model throughout Continental Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups. Our fourth quarter 2005 acquisition of JobKorea, which is largely an eCommerce business, has established our presence in one of Asia's largest emerging markets where a large portion of the population is online. As a result, our revenue from the Asia/Pacific region is growing and is now 14.9% of our International Careers revenue.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Marketing expenses increased at a faster pace than our revenue growth rate and more than doubled compared to the 2005 period. Our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of 107 sales and support staff during the second quarter of 2006, have helped us achieve a significant portion of our overall revenue growth and help us gain market share in key European countries. Our management team is committed to growing the business overseas, while still mindful of profitability and the cost structure. In the second quarter of 2006, the division increased total expenses by 48.0%, while delivering an operating margin of 2.9%. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising & Fees

The operating results of our Internet Advertising and Fees segment for the three months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$37,979	100.0%	$26,059	100.0%	$11,920	45.7%

Selling, general and administrative	23,716	62.4%	16,780	64.4%	6,936	41.3%
Depreciation and amortization*	1,626	4.3%	1,106	4.2%	520	47.0%

Operating income	$12,637	33.3%	$8,173	31.4%	$4,464	54.6%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Internet Advertising and Fees segment increased 45.7% primarily due to greater demand for online advertising in the second quarter of 2006 as companies targeted users across our network of websites, which consistently rank in the top 20 most visited properties on the Internet. We were able to generate higher quality leads for our advertisers, thereby allowing us to charge higher rates per lead. We also generated a greater overall volume of leads when compared to the prior period. We believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. Our second quarter acquisition of Education.org contributed $1.2 million to our revenue in the 2006 period.

Although the segment increased total expenses 41.7%, operating margins improved to 33.3% in the 2006 period as compared to 31.4% in the prior year. As of June 30, 2006, we had 105 sales and support staff in various locations across the United States, up 84.2% compared to the 2005 period. Our marketing costs increased 63.5% over the 2005 period as we made enhancements to our product and promoted our services to our diverse audience. We plan to expand our advertising sales force across the United States and introduce the Internet advertising model overseas in the latter half of 2006.

Advertising & Communications

The operating results of our Advertising & Communications division for the three months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase (decrease)	% Increase (decrease)
Revenue	$20,631	100.0%	$18,932	100.0%	$1,699	9.0%

Selling, general and administrative	16,866	81.8%	16,929	89.4%	(63)	-0.4%
Depreciation and amortization*	1,279	6.2%	997	5.3%	282	28.3%

Operating income	$2,486	12.0%	$1,006	5.3%	$1,480	147.2%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Advertising & Communications division increased 9.0% over the 2005 period, primarily due to stronger demand for our interactive products and services and a stronger overall labor market. The print market continues to be challenged by the migration of help-wanted advertising online, and we are monitoring the business to serve our clients in each market. The division represents 7.0% of our total revenue and only operates in the United States and Canada.

The segment posted operating income for the second quarter of 2006, as a result of a concerted effort to maintain a disciplined cost structure. A coordinated shift in emphasis toward higher margin products and interactive offerings, coupled with tight expense management has aided our profitability in the second quarter of 2006. We will continually monitor our cost structure to ensure that expenses are in line with revenue. In August 2006, we disposed of our remaining Advertising & Communications business in North America.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
			(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$111,925	37.8%	$93,099	42.9%	$18,826	20.2%
Office and general	47,969	16.2%	40,996	18.9%	6,973	17.0%
Marketing and promotion	73,404	24.8%	47,175	21.7%	26,229	55.6%

Operating expenses	233,298	78.9%	181,270	83.5%	52,028	28.7%

Operating income	$62,502	21.1%	$35,753	16.5%	$26,749	74.8%

Our Monster Careers – North America and International segments accounted for primarily the entire year over year increase in total operating expenses, stemming mainly from hiring initiatives since June 2005 and increased marketing and promotion of the Monster brand. We increased global headcount by 27.1% over the 2005 period, primarily for increased sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in the 2005 period is $2.1 million of non-cash stock based compensation costs associated with our historical stock option grant practices and related accounting. No such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In the second quarter of 2006, we recorded $3.5 million of compensation expense related to our equity compensation plans, primarily our 2006 RSU Plan. Marketing increased $26.2 million over the prior year period as a result of allocating greater resources to expanding our brand recognition and strengthening our reach in our International Careers segment. We also stepped up our marketing efforts in the North America to drive further penetration into local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisitions of JobKorea and Education.org contributed approximately $6.1 million to the increase in total operating expenses for the quarter.

Income Taxes

Income taxes for the three months ended June 30, 2006 and 2005 are as follows:

			Change
(dollars in thousands)
	2006	2005	$	%
		(As restated)	(As restated)	(As restated)
Income from continuing operations before income taxes	$66,646	$36,677	$29,969	81.7%
Income taxes	23,418	13,041	10,377	79.6%
Effective tax rate	35.1%	35.6%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $0.6 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted earnings per share increased 100% in the second quarter of 2006 compared to the 2005 period, even as diluted weighted average shares outstanding increased 8.8 million shares. The share increase is mainly the result of incremental dilution associated with a higher average stock price in the 2006 period, as well as additional shares issued in connection with employee stock option exercises. We repurchased 614,584 shares in the second quarter of 2006 to offset additional dilution. The net impact of the stock option adjustments we recorded in the second quarter of 2005 resulted in a decline of $0.01 to our 2005 earnings per share. Net income was 13.4% of total revenue in the 2006 period, compared to 8.3% in the 2005 period.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Monster Careers – North America

The operating results of our Monster Careers – North America division for the six months ended June 30, 2006 and 2005 are as follows:

Monster Careers – North America

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$322,814	100.0%	$249,708	100.0%	$73,106	29.3%

Selling, general and administrative	202,222	62.6%	162,174	64.9%	40,048	24.7%
Depreciation and amortization*	9,353	2.9%	7,800	3.1%	1,553	19.9%

Operating income	$111,239	34.5%	$79,734	31.9%	$31,505	39.5%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – North America segment benefited significantly from an improved domestic labor market, continued migration to online employment advertising and our ongoing sales force expansion. The division grew revenue 29.3% as we posted strong growth in our enterprise, staffing and eCommerce channels. We continue to successfully execute on our eCommerce model, allowing our clients to self-serve their job-posting needs. Our eCommerce service generated over 32,000 new customers during the first six months of the year and now accounts for approximately 20% of the division's revenue. The investments we made in the eCommerce model continue to drive strong revenue growth among the SMB market (small to medium sized businesses), while generating high margin returns despite the smaller average order size. We saw a particularly strong demand for access to our Monster's resume database in the first half of 2006, suggesting an environment where employers are placing increasing emphasis and resources on finding qualified candidates as a result of tighter labor markets. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.5% while making incremental investments in marketing and sales. Our marketing resources are diversely allocated to online media, radio, television and traditional print advertising. We have made opportunistic investments in driving quality seeker traffic to our website and accordingly, the number of resumes in our database increased approximately 25% compared to the prior period. Our investments in local and national marketing campaigns have expanded our reach and strengthened user engagement for our services. We added 186 sales and support staff during the first half of 2006. We believe that our new sales center in Tempe, Arizona presents us with a unique opportunity to leverage a lower cost structure in a key regional market, while at the same time adding to our sales infrastructure.

Monster Careers – International

The operating results of our Monster Careers – International division for the six months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$138,965	100.0%	$87,097	100.0%	$51,868	59.6%

Selling, general and administrative	126,900	91.3%	86,899	99.8%	40,001	46.0%
Depreciation and amortization*	8,764	6.3%	4,851	5.6%	3,913	80.7%

Operating income (loss)	$3,301	2.4%	$(4,653)	(5.3)%	$7,954	170.9%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 24.3% of our total revenue. Our considerable investments in marketing and sales staff in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's organic revenue growth rate, improved efficiencies and secular growth. We continue to see a rapid migration of help wanted advertising online. Our three largest international markets, the United Kingdom, Germany and France, contributed approximately 54% of total International revenue. We are actively marketing and promoting our eCommerce model throughout Continental Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups. Our fourth quarter 2005 acquisition of JobKorea, which is largely an eCommerce business, has established our presence in one of Asia's largest emerging markets where a large portion of the population is online. As a result, our revenue from the Asia/Pacific region is growing and is now 15.1% of our International Careers revenue.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Our marketing expense more than doubled compared to the 2005 period as our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of 260 sales and support staff during the first half of 2006, have helped us achieve a significant portion of our overall revenue growth and help us gain market share in key European countries. Our management team is committed to growing the business overseas, while still mindful of profitability and the cost structure. In the first six months of 2006, the division increased total expenses by 47.9%, while still delivering an operating margin of 2.4%. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising & Fees

The operating results of our Internet Advertising and Fees segment for the six months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$70,426	100.0%	$50,820	100.0%	$19,606	38.6%

Selling, general and administrative	44,478	63.2%	33,170	65.3%	11,308	34.1%
Depreciation and amortization*	3,703	5.3%	2,225	4.4%	1,478	66.4%

Operating income	$22,245	31.6%	$15,425	30.4%	$6,820	44.2%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Internet Advertising and Fees segment continues to increase as we stepped up our focus, introduced a fully dedicated management team in 2006 and experienced greater demand for online advertising in 2006 as companies targeted users across our network of websites, which consistently rank in the top 20 most visited properties on the Internet. We believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. In general, we believe our revenue growth rate of 38.6% in the 2006 period compares very favorably to the overall growth of internet advertising. Our subscription and fee based revenue, which provides access to our premium services, continues to generate revenue, primarily through memberships, which range from one month to twelve months. During the six months ended June 30, 2006, we aligned our sales force to cross-sell across our network of unique properties to our clients. We believe this will enable us to get greater exposure to different advertisers and alert our clients to our diverse audience.

The segment posted an operating margin of 31.6% in the first half of 2006, slightly above the 2005 level. We plan to expand our advertising sales force across the United States and introduce the Internet advertising model overseas in the latter half of 2006. We have added 48 sales and support staff in various locations across the United States versus the prior year period.

Advertising & Communications

The operating results of our Advertising & Communications division for the six months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$40,548	100.0%	$38,694	100.0%	$1,854	4.8%

Selling, general and administrative	34,054	84.0%	33,252	85.9%	802	2.4%
Depreciation and amortization*	2,310	5.7%	1,956	5.1%	354	18.1%

Operating income	$4,184	10.3%	$3,486	9.0%	$698	20.0%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Advertising & Communications division increased 4.8% primarily due to an increased demand for our interactive products and offerings. We believe that the current trends in the print advertising market in North America are challenging and we continue to see help-wanted advertising migrating online. The demand for print advertising continued to trend downward in 2006 and we have adjusted our business to reflect the services that clients require. The division represents 7.1% of our total revenue and only operates in the United States and Canada.

The segment posted an improved operating profit in the first half of 2006, as a result of a concerted effort to maintain a disciplined cost structure and manage expenses to expected revenue levels. We believe that a coordinated shift in emphasis toward higher margin products and interactive offerings, coupled with tight expense management has aided our profitability in the 2006 period. We will continually monitor our cost structure to ensure that expenses are in line with revenue. In August 2006, we disposed of our remaining Advertising & Communications business in North America.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the six months ended June 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
			(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$216,003	37.7%	$180,134	42.3%	$35,869	19.9%
Office and general	98,925	17.3%	82,191	19.3%	16,734	20.4%
Marketing and promotion	139,375	24.3%	95,262	22.3%	44,113	46.3%

Operating expenses	454,303	79.3%	357,587	83.9%	96,716	27.0%

Operating income	$118,450	20.7%	$68,732	16.1%	$49,718	72.3%

Operating expenses grew 27.0% in the first half of 2006 compared to the prior year period, mainly as a result of investments in marketing, sales and product enhancements. Our Monster franchise accounted for nearly all of the year over year increase in total operating expenses, stemming mainly from hiring initiatives since June 2005 and increased marketing and promotion of the Monster brand. We increased global headcount by 27.1% over the 2005 period, primarily for increased sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in the 2005 period is $4.9 million of non-cash stock based compensation costs associated with our historical stock option grant practices and related accounting. No such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In the first half of 2006, we recorded $5.6 million of compensation expense related to our equity compensation plans, primarily our 2006 RSU Plan. Marketing increased 46.3% as we allocated greater resources to key countries overseas to expand our brand recognition. We also stepped up our marketing efforts in the North America to drive further penetration into the local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisition of JobKorea and Education.org contributed approximately $9.7 million to total operating expenses in the first half of the year.

Income Taxes

Income taxes for the six months ended June 30, 2006 and 2005 are as follows:

			Change
(dollars in thousands)
	2006	2005	$	%
		(As restated)	(As restated)	(As restated)
Income from continuing operations before income taxes	$125,974	$69,465	$56,509	81.3%
Income taxes	45,100	24,952	20,148	80.7%
Effective tax rate	35.8%	35.9%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $1.3 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted earnings per share increased 113.8% in the current six month period compared to the 2005 period, even as diluted weighted average shares outstanding increased 8.1 million shares. The share increase is mainly the result of incremental dilution associated with a higher average stock price in the year to date 2006 period, as well as additional shares issued in connection with employee stock option exercises. We repurchased 794,584 shares in the first half of 2006 to offset additional dilution. The net impact of sthe stock option adjustments we recorded in the six months of 2005 resulted in a decline of $0.03 to our earnings per share. Net income was 14.3% of total revenue in the 2006 period, compared to 8.4% in the 2005 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

			Change
(dollars in thousands)	June 30, 2006	December 31, 2005
			$	%
Cash and cash equivalents	$47,059	$196,597	$(149,538)	(76.1)%
Marketable securities	422,972	123,747	299,225	241.8%

Cash and cash equivalents and marketable securities	$470,031	$320,344	$149,687	46.7%

Percentage of total assets	25.2%	19.1%

			Change
(dollars in thousands)
	2006	2005	$	%
Cash provided by operating activities of continuing operations	$152,704	$112,242	$40,462	36.0%
Cash used for investing activities of continuing operations	(365,253)	(62,453)	(302,800)	484.8%
Cash provided by financing activities of continuing operations	70,666	11,153	59,513	533.6%
Cash used in discontinued operations	(9,369)	(19,764)	10,395	(52.6)%
Effect of exchange rates on cash	1,714	(3,471)	5,185	(149.4)%

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

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, and commercial paper that matures within three months of its origination date and in marketable securities, such as auction rate bonds, which are highly liquid and are of high-quality investment grade with the intent to make such time deposits and funds readily available for operating and strategic long-term equity investment purposes.

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

As of June 30, 2006, we had cash and cash equivalents and marketable securities of $470.0 million, compared to $320.3 million as of December 31, 2005. Our increase in cash and marketable securities of $149.7 million during the six months ended June 30, 2006 was mainly due to our strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation ("OIBDA") and cash received from the exercise of employee stock options, including their associated tax benefit. Strong revenue increases and working capital management, aided by a $21.6 million increase in deferred revenue and a $30.5 million increase in accounts payable and accrued expenses, helped generate $145.1 million in cash flow from operating activities. Cash flow from operating activities was decreased by $7.6 million for cash used in our discontinued operations. Overall, working capital increased at a measured rate compared to revenue and expenses. The disposition of our Directional Marketing business in 2005 significantly improved the consistency of our cash flows from operations and its correlation to OIBDA from quarter to quarter.

We used $367.0 million of cash for investing activities in the six months ended June 30, 2006, reflecting our net cash purchase of marketable securities of $299.2 million and our payment of $29.9 million for seller-notes payable on businesses acquired in prior periods. In addition, we acquired an additional 4.4% equity interest in ChinaHR.com for $19.9 million and funded $4.8 million to ChinaHR under a previously announced credit facility. We also paid $17.0 million in connection with the acquisition of Education.org in our Internet Advertising and Fees segment. Capital expenditures were $26.3 million in the first six months of 2006. Offsetting our cash used for investing activities was $33.0 million of net proceeds from the sale of businesses.

We generated cash from financing activities in the first six months of 2006, resulting from $91.2 million of cash received from employee stock option exercises, and $17.0 million related to the tax benefit on stock options exercised. In addition, we used $22.8 million of cash in a structured stock repurchase, which resulted in the repurchase of 500,000 shares and $14.4 million used to repurchase 294,584 shares of common stock in open market transactions.

In March 2006, we extended a credit facility to ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20,000 with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by the ChinaHR. In May 2006, we advanced $4,800 to ChinaHR under the credit facility.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through June 30, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45.1 million.

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

We also have interest rate risk related to our revolving credit agreement. At June 30, 2006, the utilized portion of our three-year revolving credit agreement was approximately $2.2 million for standby letters of credit and approximately $97.8 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement.

We conduct operations in various foreign countries, including Belgium, Canada, France, Germany, India, Ireland, Italy, the Netherlands, New Zealand, South Korea, Spain, Sweden, and the United Kingdom. For the three and six months ended June 30, 2006, approximately 27% and 26%, respectively, of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income or loss will increase for our international operations if the U.S. dollar weakens against foreign currencies. We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three and six months ended June 30, 2006, we had a translation gain of $21.4 million and $28.9 million, respectively, primarily attributable to the weakening of the U.S. dollar against the Euro and the British Pound.

We have risks related to our short term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term investments and cash and cash equivalents in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, commercial paper, money market funds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of June 30, 2006, net unrealized losses on these investments were not material.

ITEM 4.    CONTROLS AND PROCEDURES

As disclosed in the Explanatory Note on page 2 of this Form 10-Q and in Note 2 of our consolidated financial statements included in this Form 10-Q, the Company disclosed on June 12, 2006, that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and forensic accounting experts that were not previously involved with the Company's stock option plans, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. As a result of the investigation, the Special Committee has determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. The Special Committee has also determined that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and the three and six month periods ended June 30, 2005 should be restated to recognize additional non-cash stock based compensation expense and the related income tax impacts.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2006, we issued 20,000 shares of our common stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in addition to other consideration, in exchange for all of the outstanding equity interests of PWP, LLC (also known as Education.org).

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended June 30, 2006 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

April 1 – April 30	—	N/A	—	$83,556,688
May 1 – May 31	99,584	$52.43	99,584	$78,315,959
June 1 – June 30	515,000	$44.04	515,000	$54,919,338

Total Q2 2006	614,584	$47.29	614,584	$54,919,338

Total six months ended June 30, 2006	794,584	$47.32	794,584	$54,919,338

(a) - On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a)
  The annual meeting of stockholders was held on June 7, 2006.

  (b)
  The following directors were elected at the Annual Meeting and received the vote indicated.

	FOR	WITHHELD
Andrew J. McKelvey	159,380,274	3,134,209
George R. Eisele	161,465,079	1,049,404
John Gaulding	155,928,332	6,586,151
Michael Kaufman	155,480,471	7,034,012
Ronald J. Kramer	155,804,319	6,710,164
David A. Stein	156,336,283	6,178,200
John Swann	155,923,807	6,590,676
  (c)
  The proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006 was approved by the vote indicated:

FOR	159,817,304
AGAINST	2,132,497
ABSTENTIONS	564,682
  (d)
  The stockholder proposal pertaining to board diversity was not approved by the vote indicated:

FOR	9,067,321
AGAINST	84,554,088
ABSTENTIONS	61,783,060

ITEM 6.    EXHIBITS.

The following exhibits are filed as a part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by William M. Pastore pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by William M. Pastore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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