Form 10-Q
period 2006-09-30
MONSTER WORLDWIDE INC
filed 2006-12-26
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

        Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

        Indicate the number of shares outstanding of each of the issuer's class of common stock as of December 19, 2006, the latest practicable date.

Class	Outstanding on December 19, 2006

Common Stock	123,722,925
Class B Common Stock	4,762,000

EXPLANATORY NOTE

In this Form 10-Q for the quarter ended September 30, 2006, Monster Worldwide, Inc. ("Monster Worldwide" or the "Company") is restating its consolidated financial statements as of and for the three and nine months ended September 30, 2005. The Company is restating its consolidated financial statements to reflect additional non-cash stock based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company did not timely file its Form 10-Q for the quarter ended September 30, 2006, primarily due to the unavailability of reliable financial information for the 2005 periods. This Quarterly Report accurately reflects prior period results. The Company's consolidated financial statements for the quarter ended September 30, 2006 on this Form 10-Q should only be read in conjunction with the Company's Form 10-K/A. See Note 2 of our consolidated financial statements included in this Form 10-Q for further discussion.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

Category of adjustments: (in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes – continuing operations(a)	$6,601	$11,460	$174,705
Stock option grant date changes – discontinued operations	6	835	164,881

Pre-tax stock option expense adjustments	6,607	12,295	339,586

Income tax impact on grant date changes – continuing operations	(1,851)	(3,167)	(46,454)
Income tax impact on grant date changes – discontinued operations	(1)	(206)	(26,002)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes – continuing operations	—	—	4,800

Income tax benefit	(1,852)	(3,373)	(67,656)

Total adjustments to net income (loss)	$4,755	$8,922	$271,930

(a)
Non-cash stock based compensation expenses in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

The Company's Form 10-Q for the quarter ended June 30, 2006 as well as Form 10-Q/A for the quarter ended March 31, 2006 and the Company's Form 10-K/A for the year ended December 31, 2005 were filed concurrently on December 13, 2006. With the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Company is now current with all periodic reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$285,855	$206,834	$818,060	$594,459

Salaries and related	106,838	88,961	297,253	244,114
Office and general	51,113	36,977	141,685	111,338
Marketing and promotion	68,077	46,074	207,088	141,088

Total operating expenses	226,028	172,012	646,026	496,540

Operating income	59,827	34,822	172,034	97,919
Interest and other, net	5,012	684	12,082	1,026

Income from continuing operations before income taxes and equity interest	64,839	35,506	184,116	98,945
Income taxes	22,692	13,015	65,180	35,613
Losses in equity interest	(2,054)	(641)	(5,579)	(1,217)

Income from continuing operations	40,093	21,850	113,357	62,115
Income (loss) from discontinued operations, net of tax	(123,910)	4,216	(115,295)	(70)

Net income (loss)	$(83,817)	$26,066	$(1,938)	$62,045

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.31	$0.18	$0.89	$0.51
Income (loss) per share from discontinued operations, net of tax	(0.96)	0.03	(0.90)	—

Basic earnings (loss) per share*	$(0.65)	$0.21	$(0.02)	$0.51

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.31	$0.18	$0.86	$0.50
Income (loss) per share from discontinued operations, net of tax	(0.95)	0.03	(0.88)	—

Diluted earnings (loss) per share*	$(0.64)	$0.21	$(0.01)	$0.50

* - Basic and diluted earnings (loss) per share may not add in certain periods due to rounding.
Weighted average shares outstanding:
Basic	128,484	122,128	127,938	121,283
Diluted	130,827	124,757	131,224	123,798

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$62,788	$196,597
Available-for-sale securities	506,285	123,747
Accounts receivable, net of allowance for doubtful accounts of $11,135 and $11,049	324,507	258,848
Prepaid and other	77,937	54,651
Current assets of discontinued operations	—	139,215

Total current assets	971,517	773,058

Property and equipment, net	94,150	80,977
Goodwill	570,272	521,717
Intangibles, net	53,067	55,602
Investment in unconsolidated affiliate	61,142	46,758
Other assets	49,156	29,755
Non-current assets of discontinued operations	—	170,848

Total assets	$1,799,304	$1,678,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,014	$37,062
Accrued expenses and other current liabilities	223,143	162,999
Income taxes payable	79,093	49,403
Deferred revenue	346,706	327,429
Current portion of long-term debt	18,507	31,378
Current liabilities of discontinued operations	—	97,674

Total current liabilities	715,463	705,945

Long-term debt, less current portion	2,152	15,678
Deferred income taxes	33,086	22,374
Other long-term liabilities	1,368	1,241
Long-term liabilities of discontinued operations	—	137

Total liabilities	752,069	745,375

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 125,645 and 121,830 shares, respectively; outstanding: 123,723 and 120,703 shares, respectively	126	122
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,632,246	1,548,936
Accumulated other comprehensive income	68,034	35,515
Retained deficit	(653,176)	(651,238)

Total stockholders' equity	1,047,235	933,340

Total liabilities and stockholders' equity	$1,799,304	$1,678,715

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(As restated)
Cash flows provided by operating activities:
Net income (loss)	$(1,938)	$62,045

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	115,295	70
Depreciation and amortization	30,015	24,300
Provision for doubtful accounts	6,505	6,640
Tax benefit on stock based compensation	17,340	376
Excess tax benefit on stock option exercises	(17,054)	—
Non-cash compensation	8,395	13,980
Common stock issued for matching contribution to 401(k) plan	1,854	2,840
Deferred income taxes	8,514	15,064
Minority interests and other	5,575	1,012
Changes in assets and liabilities, net of business combinations:
Accounts receivable	(48,522)	(6,382)
Prepaid and other	(24,282)	(9,179)
Deferred revenue	19,116	12,419
Accounts payable, accrued liabilities and other	81,273	42,989
Net cash provided by (used for) operating activities of discontinued operations	21,836	(5,553)

Total adjustments	225,860	98,576

Net cash provided by operating activities	223,922	160,621

Cash flows used for investing activities:
Capital expenditures	(38,368)	(20,708)
Purchase of marketable securities	(1,348,466)	—
Sales and maturities of marketable securities	965,928	—
Payments for acquisitions and intangible assets, net of cash acquired	(48,598)	(51,570)
Investment in unconsolidated affiliate	(19,936)	(50,137)
Sale of long-term investment and other	—	2,003
Net proceeds from sale of businesses	69,155	49,091
Cash funded to equity investee	(7,200)	—
Net cash used for investing activities of discontinued operations	(2,924)	(4,280)

Net cash used for investing activities	(430,409)	(75,601)

Cash flows provided by financing activities:
Payments on capital lease obligations	(493)	(2,137)
Proceeds from exercise of employee stock options	91,225	37,709
Excess tax benefits on stock option exercises	17,054	—
Repurchase of common stock	(14,416)	(1,398)
Structured stock repurchase	(22,758)	—

Net cash provided by financing activities	70,612	34,174

Effects of exchange rates on cash	2,066	(3,596)
Net increase (decrease) in cash and cash equivalents	(133,809)	115,598
Cash and cash equivalents, beginning of period	196,597	198,111

Cash and cash equivalents, end of period	$62,788	$313,709

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,177	$2,575
Cash paid for income taxes	$7,751	$2,463
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$1,164	$—
Liabilities created in connection with business combinations	$4,556	$10,236

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (the "Company") has continuing operations that consist of three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising and Fees. These segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

Monster Careers.    The Company's Monster Careers segments (both North America and International) predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. The Company's Monster Careers segments operate globally.

Internet Advertising and Fees.    The Company's Internet Advertising and Fees segment earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text-based links, leads provided to advertisers and subscriptions to premium services. Among the larger components of this segment are the Company's Military.com, Fastweb, Tickle and MonsterTrak businesses. Prior to the first quarter of 2006, these operations were managed and reported by the Company's "Monster" segment, therefore prior period segment disclosures have been restated to conform to the current operating structure. Revenue from this segment is primarily earned in the United States.

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

On July 26, 2006, the Company announced that although the Special Committee investigation had not yet reached a conclusion, the Company cautioned shareholders and the investing public against relying on previously published financial statements. On October 25, 2006, the Company announced that its Audit Committee, after consultation with senior management, the Special Committee and the Company's independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2005 should no longer be relied upon. Accordingly, since 2005 information was impacted as a result of the findings of the Special Committee, the Company did not timely file its Form 10-Q for the quarter ended September 30, 2006, primarily due to the unavailability of reliable financial information for the 2005 periods. This Quarterly Report accurately reflects prior period results. The Company's consolidated financial statements for the quarter ended September 30, 2006 on this Form 10-Q should only be read in conjunction with the Company's Form 10-K/A.

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

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2005 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods will not be materially effected as a result of this restatement.

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

Category of adjustments: (in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes – continuing operations(a)	$6,601	$11,460	$174,705
Stock option grant date changes – discontinued operations	6	835	164,881

Pre-tax stock option expense adjustments	6,607	12,295	339,586

Income tax impact on grant date changes – continuing operations	(1,851)	(3,167)	(46,454)
Income tax impact on grant date changes – discontinued operations	(1)	(206)	(26,002)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes – continuing operations	—	—	4,800

Income tax benefit	(1,852)	(3,373)	(67,656)

Total adjustments to net income (loss)	$4,755	$8,922	$271,930

(a)
Non-cash stock based compensation expenses in continuing operations have been recorded as adjustments to the "Salaries and related" line item in our consolidated statements of operations.

The Company's consolidated statements of operations for the three and nine months ended September 30, 2005, as reported in the Company's Form 10-K/A include the impact of the non-cash stock based compensation expenses and related income tax adjustments resulting from the Special Committee's investigation. The statements of operations for those periods included in this Quarterly Report are different from the Form 10-K/A due to dispositions that occurred during the first nine months of 2006. See Note 8 for further discussion of the Company's 2006 divestitures.

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

A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 1,858,000 and 5,214,000 for the three months ended September 30, 2006 and 2005, respectively and 711,000 and 6,218,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company reported income from continuing operations for the three and nine months ended September 30, 2006. As a result, certain stock options have a dilutive effect during this period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of shares)
	2006	2005	2006	2005
Basic weighted average shares outstanding	128,484	122,128	127,938	121,283
Effect of common stock equivalents – stock options and stock issuable under employee compensation plans	2,343	2,629	3,286	2,515

Diluted weighted average shares outstanding	130,827	124,757	131,224	123,798

Impact of the Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) Share Based Payment("SFAS 123R") using the modified-prospective-transition method beginning January 1, 2006. Under that transition method, results for prior periods have not been restated and stock compensation costs recognized during the three month and nine month periods ended September 30, 2006 includes: (a) compensation cost for all share based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The total income tax benefit recognized in the statement of operations for stock-based compensation costs was $286 for the nine months ended September 30, 2006. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company has granted stock options and awarded non-vested stock to employees, directors and executive officers.

At September 30, 2006, the Company has the following stock-based employee compensation plans:

Employee Stock Options.    The Company recognized approximately $148 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options for the nine months ended September 30, 2006. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model. The Company does not anticipate recognizing any material compensation expense associated with employee stock options in future periods. As of January 1, 2006, substantially all of the Company's employee stock options were vested and the Company has not granted any stock options subsequent to January 1, 2006.

Executive Stock Bonus Arrangements.    The Company, from time to time, enters into separate share-based payment arrangements with executive officers and directors. The terms of such agreements are subject to various specified performance and vesting conditions. As of September 30, 2006, there were approximately 427,809 non-vested shares outstanding related to executive agreements with varying exercise prices. The Company measured the equity awards using the fair market value of the Company's common stock on the date the award was approved by the Compensation Committee of the Board of Directors. These awards are amortized on a straight-line basis over the vesting period. The Company recognized pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers of approximately $1,305 and $540 for the three months ended September 30, 2006 and 2005, respectively and $4,000 and $2,042 for the nine months ended September 30, 2006 and 2005, respectively.

2006 Restricted Stock Unit Plan.    On March 27, 2006, the Compensation Committee of the Board of Directors met and approved the grant of 663,500 restricted stock units to approximately 350 employees of the Company ("2006 RSU Plan"). The amounts of restricted stock units awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the optimal performance-based condition becomes satisfied, the maximum number of restricted stock units will vest in 25% increments on each of March 5, 2007, March 5, 2008, March 5, 2009 and March 5, 2010, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date. The Company measured the equity award using the fair market value of the Company's common stock on March 27, 2006, which was $48.58 and is amortizing the award on a straight-line basis over the vesting period. During the second quarter of 2006, the Compensation Committee met and approved the grant of 17,800 restricted stock units to employees of the Company. The Company recorded the equity award at $44.64, which was the closing stock price on the date of approval. For the three and nine months ended September 30, 2006, the Company recorded approximately $1,638 and $4,247, respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the 2006 RSU Plan.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the nine months ended September 30, 2006:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	13,673	$27.94
Granted	—	—
Exercised	(3,677)	24.81
Forfeited/expired/cancelled	(209)	32.85

Outstanding at September 30, 2006	9,787	28.96	5.3	$70,741

Options exerciseable at September 30, 2006(a)	6,186	$28.65	4.4	$46,634
(a)
Options exercisable as of September 30, 2006 can not be exercised due to the suspension of the Company's Forms S-8.

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of September 30, 2006 and the exercise price of the underlying options. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised was $92,405 and $23,936, respectively. The Company did not grant any options during the nine months ended September 30, 2006; however, the weighted average grant date fair value of options granted during the nine months ended September 30, 2005 period was $28.96.

The following table summarizes the activity of our non-vested stock for the nine months ended September 30, 2006:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2006	241,309	$29.64
Granted – 2006 RSU Plan	681,300	48.48
Granted – Executive Bonus Agreements	257,500	45.73
Forfieted	(82,300)	45.39
Vested	(66,000)	35.44

Non-vested at September 30, 2006	1,031,809	$44.24

As of September 30, 2006 there was approximately $25,140 and $11,852 of unrecognized compensation cost related to the Company's 2006 RSU Plan and executive stock bonus agreements, respectively. These performance-based awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Risk-free interest rate	4.1%	4.1%
Volatility	42.7%	42.7%
Expected life (years)	4.3	4.3

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The following table illustrates the effect of the restatement adjustments and pro forma effects of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(As restated)	(As restated)
Net income as restated	$26,066	$62,045
Add: Stock based employee compensation expense included in reported net income, net of tax(a)	5,106	10,249
Deduct: Compensation expense determined under fair value based method for stock options, net of tax(a)	(7,237)	(53,108)

Pro forma net income, as restated	$23,935	$19,186

Basic earnings per share:
Net income – as restated	$0.21	$0.51
Net income – pro forma, as restated	0.20	0.16
Diluted earnings per share:
Net income – as restated	$0.21	$0.50
Net income – pro forma, as restated	0.19	0.15
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

Included in pro-forma compensation expense for the nine months ended September 30, 2005 is approximately $19,175, respectively, net of tax, resulting from accelerated vesting that occurred during the nine months ended September 30, 2005. In addition, the pro-forma compensation expense for the nine months ended September 30, 2005 includes approximately $25,098, respectively, net of tax, related to the vesting of the December 28, 2004 grant.

4.     BUSINESS COMBINATIONS

For the period January 1, 2005 through September 30, 2006, the Company completed three business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Emailjob.com SAS	February 11, 2005	Monster Careers – International
JobKorea	October 14, 2005	Monster Careers – International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising and Fees

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the nine months ended September 30, 2006, the Company charged $1,340 to goodwill relating entirely to the Company's acquisition of Emailjob.com and reversed $333 of previously capitalized costs related to acquisitions in the Internet Advertising and Fees segment.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of September 30, 2006 and December 31, 2005, the Company had accrued $6,317 and $7,703, respectively, for integration and restructuring obligations, mainly relating to future operating lease payments.

5.     INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. In February 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR's net results of operations as "Losses in Equity Interest" in the Company's statement of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR.

In March 2006, the Company entered into a credit facility with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by the ChinaHR. As of September 30, 2006, the Company has advanced $7,200 to ChinaHR under the credit facility.

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

6.     COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net income (loss)	$(83,817)	$26,066	$(1,938)	$62,045
Foreign currency translation adjustment and other	3,610	(529)	32,516	(58,286)

Comprehensive income (loss)	$(80,207)	$25,537	$30,578	$3,759

7.     STOCKHOLDERS' EQUITY

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through September 30, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45,081, of which, 294,584 shares were purchased in open market transactions during the nine months ended September 30, 2006 for $14,416.

Structured Stock Repurchase

In March 2006, the Company entered into a $22,758 structured stock repurchase transaction. In June 2006, the Company repurchased 500,000 shares upon maturity of the structured stock agreement. The structured stock repurchase was executed under the Company's authorized repurchase program.

8.     DISCONTINUED OPERATIONS

During the nine months ended September 30, 2006, the Company disposed of the following businesses that collectively comprised its entire Advertising & Communications operating segment. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2006:

  •
  On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada, completing the global divestiture of the operating unit. The Company received cash of $36,205 (net of working capital and other adjustments). The Company recorded a pre-tax loss on the sale of the business of $125,010 ($123,095 after-tax loss, net of a $1,915 tax benefit). Included in the pre-tax loss is approximately $133,000 of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. This disposition is considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

  •
  On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of $32,950 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense), included as a component of discontinued operations in the statements of operations. The disposition was not considered material and did not include a significant amount of assets.

  •
  On March 1, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The Company recognized a pre-tax gain on the sale of these businesses of $2,453 ($5,420 including the tax benefit recognized upon disposition) in the first quarter of 2006. The disposition was not considered material and did not include a significant amount of assets.

During the year ended December 31, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005:

  •
  On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company's Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. The sale of the Directional Marketing business did not include the Company's Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our Advertising & Communications operating segment.

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

The following amounts relate to the assets and liabilities of the Company's disposed businesses and have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2005:

12/31/2005
Assets of discontinued operations
Accounts receivable, net	$133,591
Property & equipment, net	12,375
Goodwill and intangible assets, net	158,359
Other	5,738

Total assets of discontinued operations	$310,063

Liabilities of discontinued operations
Accounts payable	$62,985
Accrued expenses and other liabilities	34,826

Total liabilities of discontinued operations	$97,811

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$12,139	$42,454	$74,793	$149,263

Income before income taxes	$207	$6,290	$6,824	$3,333
Income tax expense	72	2,074	2,801	1,049

Gain from discontinued operations, net of tax	135	4,216	4,023	2,284

Pre-tax loss on sale of discontinued operations	(126,382)	—	(123,203)	(11,280)
Income tax benefit	(2,337)	—	(3,885)	(8,926)

Loss on sale of business, net of tax	(124,045)	—	(119,318)	(2,354)

Income (loss) from discontinued operations, net of tax	$(123,910)	$4,216	$(115,295)	$(70)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. The Company recorded $5 and $629 for the three and nine months ended September 30, 2005, respectively, of non-cash stock based compensation costs, net of tax, as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. As of September 30, 2006, the Company had liabilities of $16,891 related to disposed businesses in the 2006 period on the accompanying consolidated balance sheet. These payables primarily relate to operating lease obligations and other contractual obligations retained by the Company following the disposition of these businesses.

9.     SEGMENT AND GEOGRAPHIC DATA

As of January 1, 2006, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company's new operating structure. The Company conducts business in three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising and Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of our revised operating segments.

In March 2006, the Compensation Committee of the Board of Directors approved the 2006 RSU Plan. Accordingly, the Company has recorded $1,638 and $4,247 of pre-tax compensation expense in the Company's statements of operations for the three and nine months ended September 30, 2006, respectively. The Company's chief operating decision maker includes these expenses when measuring the results of each reportable segment in the 2006 periods.

Corporate operating expenses for the three and nine month periods ended September 30, 2005 include the impact of the non-cash stock based compensation costs of $6,601 and $11,460, respectively, in connection with the investigation into the Company's historical stock option grant practices and related accounting. The Company's Monster Careers – North America, Monster Careers – International, Internet Advertising and Fees and Advertising and Communications' business units' results have not changed.

The following tables present the Company's operations by business segment and by geographic region:

	Three Months ended September 30,		Nine Months ended September 30,
Revenue
	2006	2005	2006	2005
Monster:
Careers – North America	$166,910	$134,094	$489,724	$383,802
Careers – International	77,382	44,837	216,347	131,934
Internet Advertising and Fees	41,563	27,903	111,989	78,723

Total Revenue	$285,855	$206,834	$818,060	$594,459

	Three Months ended September 30,		Nine Months ended September 30,
Operating Income (loss)
	2006	2005	2006	2005
		(As restated)		(As restated)
Monster:
Careers – North America	$57,193	$46,735	$167,349	$125,120
Careers – International	4,997	(2,367)	7,765	(7,562)
Internet Advertising and Fees	11,843	8,407	33,892	23,569

Total Monster	74,033	52,775	209,006	141,127
Corporate expenses(a)	(14,206)	(17,953)	(36,972)	(43,208)

Operating Income	$59,827	$34,822	$172,034	$97,919

	Three Months ended September 30,		Nine Months ended September 30,
Revenue by Geographic Region
	2006	2005	2006	2005
United States	$203,472	$159,688	$591,020	$457,200
Europe	66,003	41,443	184,023	123,053
Other(b)	16,380	5,703	43,017	14,206

Total Revenue	$285,855	$206,834	$818,060	$594,459

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of September 30, 2006 and December 31, 2005:

Total Assets by Segment	September 30, 2006	December 31, 2005
		(As restated)
Monster Careers – North America	$574,023	$530,882
Monster Careers – International	441,473	312,897
Internet Advertising and Fees	184,291	151,827
Corporate	534,228	325,409
Shared assets(c)	65,289	47,637
Assets of discontinued operations	—	310,063

Total Assets	$1,799,304	$1,678,715

(a)
Corporate operating expenses include $6,601 and $11,460 of non-cash stock based compensation as a result of the stock option adjustments for the three and nine months ended September 30, 2005, respectively, as discussed in Note 2.

(b)
Includes Canada and the Asia-Pacific region.

(c)
Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

10.   SUBSEQUENT EVENTS

In March 2006, the Company entered into a credit facility with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by the ChinaHR. As of September 30, 2006, the Company has advanced $7,200 to ChinaHR under the credit facility. In the fourth quarter of 2006, the Company advanced an additional $2,800 to ChinaHR under the credit facility.

On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada, completing the global divestiture of the operating unit. The Company received cash of $36,205 (net of working capital and other adjustments). In the fourth quarter of 2006, the Company returned cash consideration of $3,460 upon final determination of working capital sold in connection with this disposition.

On June 1, 2005, the Company sold substantially all of its Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. In the fourth quarter of 2006, the Company received principal and accrued interest of $7,289 relating to the early payoff of the promissory note discussed above. As a result, the Company will record a gain of approximately $1,200 as a component of other income included in non-operating income / expense in its consolidated statements of operations in the fourth quarter of 2006.

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

On October 25, 2006 as a result of the stock option grant review, the Company announced that it expected to restate its previously filed financial statements for the years 1997-2005. Based on results of the investigation to date, the Company's Board of Directors concluded that the Company's previously issued financial statements and other historical financial information and related disclosures relating to periods through December 31, 2005 should not be relied upon.

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

The Company has received correspondence from, or on behalf of, certain former employees who are the grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised within the last several months. In light of the current suspension of the Company's S-8 and the resulting prohibition on the exercise of any stock options, said individuals were precluded from exercising such options prior to their expiration date. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. During the suspension period approximately 230,000 vested stock options expired that likely would have been exercised by the former employees if not for the suspension period. On December 21, 2006, the Board of Directors approved a cash payment of approximately $5.0 million, including associated payroll taxes, to certain former employees as compensation for their expired options.

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
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

As Discussed in Note 2, the Company has restated its consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and the consolidated statements of cash flows for the nine month period ended September 30, 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2006, except for the effects of the restatement discussed in Note 2 and Note 17 which are as of December 11, 2006, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 8, the Company has classified the results of operations of TMP Worldwide Advertising and Communications businesses in United Kingdom, Ireland, Spain, Australia, New Zealand, Singapore, United States and Canada as discontinued operations and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to these changes. As discussed in Note 3, the Company changed its accounting policy for stock-based compensation awards exchanged for employee services and accordingly the accompanying December 31, 2005 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
December 19, 2006

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

There are many factors – many beyond our control – that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of our annual report on Form 10-K/A for the year ended December 31, 2005.

Overview

Monster Worldwide, Inc. is the world's premiere employment solution, bringing people together to advance their lives. Our Monster Careers operations are entirely on the Internet and span 35 countries. We provide our online recruiting services primarily to employers and job seekers. For the employer, our goal is to provide them with the necessary solutions and technology to simplify the hiring process and access our community of job seekers. For seekers, our purpose is to provide opportunities and advice to help advance their careers.

Our services and solutions include searchable job postings, a resume database and other career related content. Users can search our job postings and post their resumes for free on each of our websites. Employers pay to post jobs, search the resume database and use our career site hosting, applicant tracking systems and other ancillary services.

Our strategy has been to grow our business organically and through acquisitions in North America and International. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our International operations are now 31% of our Careers revenue through the first nine months of 2006, up from 26% in the comparable 2005 period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our International business in the next several years.

We also operate a network of websites within our Internet Advertising and Fees division that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. As of September 30, 2006, Comscore Media Metrix ranked our Monster network of websites the eighteenth most visited properties across the Internet worldwide and we believe that there are enormous opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online. The majority of our services in our Internet Advertising and Fees division are free to users and currently are offered only in North America.

Business Combinations

For the period January 1, 2005 through September 30, 2006, we completed three business combinations. Although none of the following acquired businesses was considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Emailjob.com SAS	February 11, 2005	Monster Careers – International
JobKorea	October 14, 2005	Monster Careers – International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

Discontinued Operations

During the nine months ended September 30, 2006, we disposed of the following businesses that collectively comprised our entire Advertising & Communications operating segment. We executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2006:

  •
  On August 31, 2006, we sold our TMP Worldwide Advertising & Communications business in the United States and Canada, completing the global divestiture of the operating unit. We received cash of $36,205 (net of working capital and other adjustments). We recorded a pre-tax loss on the sale of the business of $125,010 ($123,095 after-tax loss, net of a $1,915 tax benefit). Included in the pre-tax loss is approximately $133,000 of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. In the fourth quarter of 2006, we returned cash consideration of $3,460 upon final determination of working capital sold in connection with the disposition. This disposition is considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

  •
  On May 10, 2006, we sold our TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, we also sold our recruitment advertising agency in Spain. We received cash of $32,950 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. We recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense), included as a component of discontinued operations in the statements of operations. The disposition was not considered material and did not include a significant amount of assets.

  •
  On March 1, 2006, we sold our TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. We recognized a pre-tax gain on the sale of these businesses of $2,453 ($5,420 including the tax benefit recognized upon disposition) in the first quarter of 2006. The disposition was not considered material and did not include a significant amount of assets.

During the year ended December 31, 2005, we disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005:

  •
  On June 1, 2005, we sold substantially all of our Directional Marketing division to a private equity firm for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included our Yellow Pages business in North America and Japan along with its online relocation business. We recognized a loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, we returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. In the fourth quarter of 2006, we received principal and accrued interest of $7,289 relating to the early payoff of the promissory note discussed above. The sale of the Directional Marketing business did not include our Directional Marketing operations in the United Kingdom. Our European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our Advertising & Communications operating segment.

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

The following amounts relate to the assets and liabilities of our disposed businesses and have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2005:

12/31/2005
Assets of discontinued operations
Accounts receivable, net	$133,591
Property & equipment, net	12,375
Goodwill and intangible assets, net	158,359
Other	5,738

Total assets of discontinued operations	$310,063

Liabilities of discontinued operations
Accounts payable	$62,985
Accrued expenses and other liabilities	34,826

Total liabilities of discontinued operations	$97,811

The following amounts primarily related to our dispositions in 2006 and 2005 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	$12,139	$42,454	$74,793	$149,263

Income before income taxes	$207	$6,290	$6,824	$3,333
Income tax expense	72	2,074	2,801	1,049

Gain from discontinued operations, net of tax	135	4,216	4,023	2,284

Pre-tax loss on sale of discontinued operations	(126,382)	—	(123,203)	(11,280)
Income tax benefit	(2,337)	—	(3,885)	(8,926)

Loss on sale of business, net of tax	(124,045)	—	(119,318)	(2,354)

Income (loss) from discontinued operations, net of tax	$(123,910)	$4,216	$(115,295)	$(70)

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. We recorded $5 and $629 for the three and nine months ended September 30, 2005, respectively, of non-cash stock based compensation costs, net of tax, as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. As of September 30, 2006, the Company had liabilities of $16,891 related to disposed businesses in the 2006 period on the accompanying consolidated balance sheet. These payables primarily relate to operating lease obligations and other contractual obligations retained by the Company following the disposition of these businesses.

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

Fee revenue consists of revenues generated from a variety of consumer based services, including subscriptions and premium services. The Company recognizes fee revenue over the length of the underlying subscriptions or when services are performed.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not realizable. While we have considered projected future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize a deferred tax asset in the future, in excess of the net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease earnings in the period such determination was made. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Results of Operations

Consolidated operating results as a percent of revenue for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	37.4%	43.0%	36.3%	41.1%
Office and general	17.9%	17.9%	17.3%	18.7%
Marketing and promotion	23.8%	22.3%	25.3%	23.7%

Total operating expenses	79.1%	83.2%	79.0%	83.5%

Operating income	20.9%	16.8%	21.0%	16.5%
Interest and other, net	1.8%	0.3%	1.5%	0.2%

Income from continuing operations before income taxes and equity interest	22.7%	17.2%	22.5%	16.6%
Income taxes	7.9%	6.3%	8.0%	6.0%
Losses in equity interest	(0.7)%	(0.3)%	(0.7)%	(0.2)%

Income from continuing operations	14.0%	10.6%	13.9%	10.4%
Income (loss) from discontinued operations, net of tax	(43.3)%	2.0%	(14.1)%	0.0%

Net income (loss)	(29.3)%	12.6%	(0.2)%	10.4%

The Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Monster Careers – North America

The operating results of our Monster Careers – North America division for the three months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$166,910	100.0%	$134,094	100.0%	$32,816	24.5%

Selling, general and administrative	104,796	62.8%	83,110	62.0%	21,686	26.1%
Depreciation and amortization*	4,921	2.9%	4,249	3.2%	672	15.8%

Operating income	$57,193	34.3%	$46,735	34.9%	$10,458	22.4%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – North America segment achieved strong top line growth and continued to increase its market share within the recruitment advertising industry. We continued to experience strong demand for access to our resume database in the third quarter of 2006, as tighter labor markets are placing an increased emphasis on finding qualified candidates. In addition, our enterprise channel, which primarily serves businesses that employ 2,000 or more people, continued to post solid gains, while our healthcare and staffing channels displayed strong growth and increased demand. Our eCommerce channel, which allows our clients to self-serve their job posting needs, grew revenue by approximately 19% in the third quarter of 2006, but at a more moderate pace than in previous quarters. Our 24.5% revenue growth rate for the third quarter of 2006 has declined from the 29.1% growth rate we experienced through the first half of the year, suggesting a slower hiring environment in the U.S. economy. We are confident about our prospects for long-term growth in North America and remain committed to outperforming the online recruitment industry in any type of business environment. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.3% while making incremental investments in customer service, product, marketing and sales. Our marketing resources, which are 31.7% of our operating expenses, are diversely allocated to online media, radio, television and traditional print advertising. Marketing and promotional spending increased 13.6% over the 2005 period as we targeted both the job seeker and employer. We have made opportunistic investments in driving quality seeker traffic to our website and as a result, the number of resumes in our database increased 24% compared to the prior period. Growing user engagement and simplifying the job seeker experience is a top operating priority for Monster, and in the third quarter of 2006, we increased the number of My Monster accounts, which are unique to each specific job seeker, by 8% over the prior year period. We have added 364 employees in the past twelve months and our salaries and related expenses have increased 34.3% over the third quarter of 2005. Despite the significant increases in headcount, we were able to improve efficiencies and generate savings that can be reinvested into our business for future growth. We are committed to maintaining a disciplined operating focus so that we can grow our operating margins, while at the same time investing in new products and enhancements for the future.

Monster Careers – International

The operating results of our Monster Careers – International division for the three months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$77,382	100.0%	$44,837	100.0%	$32,545	72.6%

Selling, general and administrative	69,133	89.3%	44,745	99.8%	24,388	54.5%
Depreciation and amortization*	3,252	4.2%	2,459	5.5%	793	32.2%

Operating income (loss)	$4,997	6.5%	$(2,367)	(5.3)%	$7,364	311.1%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – International segment increased revenue 72.6% over the third quarter of 2005 as the secular shift towards online recruiting continued at an accelerated pace. We are experiencing a rapid migration of help wanted advertising in each country and have positioned our operations to benefit from the shift. Our capital and operating investments in the major countries across Europe and Asia have resulted in 53.6% organic revenue growth in the third quarter of 2006, which excludes the effects of currency exchange rates and the results of businesses acquired within the trailing twelve month period. The Asia/Pacific region now accounts for 14.7% of our Careers International revenue, primarily as a result of our acquisition JobKorea in the fourth quarter of 2005. JobKorea, which is largely an eCommerce business, has established our presence in one of Asia's largest emerging markets where a large portion of the population is online. In India, our first quarter product redesign and marketing efforts have allowed us to begin charging for job postings. Across Continental Europe, revenue increased in every country where we operate, particularly in France, Germany and the Netherlands, where revenue growth was 56.2% on a combined basis. In the United Kingdom, we believe we are closing the gap with our competitors as evidenced by our 68.2% growth rate. Our International revenue is now 31.7% of our total Careers revenue, up from 25.1% in the third quarter of 2005, and we believe that the online recruitment market overseas presents a large and global growth opportunity for Monster.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Marketing expenses increased at a faster pace than our revenue growth rate and more than doubled compared to the 2005 period. Our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of 126 sales and support staff during the third quarter of 2006, have helped us achieve a significant portion of our overall revenue growth and help us gain market share in key European countries. Revenue per employee was up 36% in Europe and was even higher in the Asia/Pacific region. Our management team is committed to growing the business overseas, while still mindful of profitability and the cost structure. In the third quarter of 2006, the division increased total expenses by 53.3%, while delivering an operating margin of 6.5%. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising and Fees

The operating results of our Internet Advertising and Fees segment for the three months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$41,563	100.0%	$27,903	100.0%	$13,660	49.0%

Selling, general and administrative	28,059	67.5%	18,346	65.7%	9,713	52.9%
Depreciation and amortization*	1,661	4.0%	1,150	4.1%	511	44.4%

Operating income	$11,843	28.5%	$8,407	30.1%	$3,436	40.9%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Internet Advertising and Fees segment increased 49.0% primarily due to higher quality leads generated and an increased demand for online advertising. Lead generation revenue increased 70.3% as we increased our cost per lead and produced higher quality leads for our advertisers. Our Military.com, Fastweb and Monster.com website accounted for 79.0% of our lead generation revenue. We also generated a greater overall volume of leads when compared to the prior period. Display advertising increased 46.8% in the third quarter of 2006 as advertisers' targeted users across our network of websites, which consistently rank in the top 20 most visited properties on the Internet.    We believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. During the third quarter of 2006, we partnered with 52 of the 100 largest national advertisers and 56 of the top 100 online advertisers and we believe there is considerable opportunity that exists to penetrate the online advertising market. We are committed to providing new access for our clients and customers. As a result, we are making significant strides in monetizing the large traffic that is generated through the Monster Careers website.

Our operating margin declined to 28.5% in the 2006 period as we made investments in sales force, marketing and new product development in 2006. As of September 30, 2006, we employed 329 employees in various locations across the United States, up 30.0% compared to the 2005 period. Our marketing costs increased 76.8% over the 2005 period as we made enhancements to our product and promoted our services to our diverse audience. We plan to expand our advertising sales force across the United States and introduce the Internet advertising model overseas in early 2007. We believe that the margin potential is significantly higher than our current levels; however we recognize the long-term potential and opportunity and will prioritize revenue growth over short-term margin growth.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
			(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$106,838	37.4%	$88,961	43.0%	$17,877	20.1%
Office and general	51,113	17.9%	36,977	17.9%	14,136	38.2%
Marketing and promotion	68,077	23.8%	46,074	22.3%	22,003	47.8%

Operating expenses	226,028	79.1%	172,012	83.2%	54,016	31.4%

Operating income	$59,827	20.9%	$34,822	16.8%	$25,005	71.8%

Our total operating expenses increased 31.4% over the third quarter of 2005 as a result of additional investments made in each of our operating units. We added 418 employees in the third quarter of 2006 and 1,285 new employees since the third quarter of 2005. As a result, we have incurred higher salaries, benefits and commissions and we have incurred additional occupancy and infrastructure costs. Included in the 2005 period is $6.6 million of non-cash stock based compensation costs associated with our historical stock option grant practices and related accounting restatements. No such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In the third quarter of 2006, we recorded $2.9 million of compensation expense related to our equity compensation plans, primarily our 2006 RSU Plan. Marketing increased $22.0 million over the prior year period as a result of allocating greater resources to expanding our brand recognition and strengthening our reach in our International Careers segment. We also stepped up our marketing efforts in North America to drive further penetration into local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisitions of JobKorea and Education.org contributed approximately $6.1 million to the increase in total operating expenses for the quarter.

Income Taxes

Income taxes for the three months ended September 30, 2006 and 2005 are as follows:

			Change
(dollars in thousands)
	2006	2005	$	%
		(As restated)	(As restated)	(As restated)
Income from continuing operations before income taxes	$64,839	$35,506	$29,333	82.6%
Income taxes	22,692	13,015	9,677	74.4%
Effective tax rate	35.0%	36.7%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $1.9 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted loss per share was $0.64 for the three months ended September 30, 2006, primarily as a result of our $123.9 million loss from discontinued operations, net of tax. Our loss from discontinued operations decreased our diluted earnings per share by $0.95 and is primarily related to the disposition of our Advertising and Communications business in North America. Our diluted shares increased 4.9% over the prior year period, mainly a result of additional shares issued in connection with employee stock option exercises. The net impact of the stock option adjustments we recorded in the third quarter of 2005 resulted in a decline of $0.04 to our 2005 earnings per share. We reported income from continuing operations of $40.1 million or $0.31 per diluted share and our net loss was $83.8 million for the third quarter of 2006.

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Monster Careers – North America

The operating results of our Monster Careers – North America division for the nine months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$489,724	100.0%	$383,802	100.0%	$105,922	27.6%

Selling, general and administrative	307,620	62.8%	246,101	64.1%	61,519	25.0%
Depreciation and amortization*	14,755	3.0%	12,581	3.3%	2,174	17.3%

Operating income	$167,349	34.2%	$125,120	32.6%	$42,229	33.8%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – North America segment benefited significantly from an improved domestic labor market, continued migration to online employment advertising and our ongoing sales force expansion. The division grew revenue 27.6% as we posted strong growth in our enterprise, staffing and eCommerce channels. We continue to successfully execute on our eCommerce model, allowing our clients to self-serve their job-posting needs. Our eCommerce service generated approximately 50,000 new customers during the first nine months of the year and now accounts for approximately 19% of the division's revenue. The investments we made in the eCommerce model continue to drive strong revenue growth among the SMB market (small to medium sized businesses), while generating high margin returns despite the smaller average order size. We saw a particularly strong demand for access to our Monster's resume database in the first three quarters of 2006, suggesting an environment where employers are placing increasing emphasis and resources on finding qualified candidates as a result of tighter labor markets. We believe that our growth in North America will largely come from making competitive gains at the regional and local market level and we, therefore, continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually improve our customer service.

Our Monster Careers – North America segment generated an operating margin of 34.2% while making incremental investments in marketing and sales force expansion. Our marketing resources are diversely allocated to online media, radio, television and traditional print advertising. We have made opportunistic investments in driving quality seeker traffic to our website, growing user engagement and simplifying the job seeker experience. Our investments in local and national marketing campaigns have expanded our reach and strengthened user engagement for our services. We continued to invest in sales force expansion during the first nine months of 2006, as we added 254 sales and support staff. We believe that our new sales center in Tempe, Arizona presents us with a unique opportunity to leverage a lower cost structure in a key regional market, while at the same time adding to our sales infrastructure.

Monster Careers – International

The operating results of our Monster Careers – International division for the nine months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$216,347	100.0%	$131,934	100.0%	$84,413	64.0%

Selling, general and administrative	196,310	90.7%	132,073	100.1%	64,237	48.6%
Depreciation and amortization*	12,272	5.7%	7,423	5.6%	4,849	65.3%

Operating income (loss)	$7,765	3.6%	$(7,562)	(5.7)%	$15,327	202.7%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 26.4% of our total revenue. Our considerable investments in marketing and sales staff in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's organic revenue growth rate, improved efficiencies and secular growth. We continue to see a rapid migration of help wanted advertising online. Our four largest international markets, the United Kingdom, Germany, France and the Netherlands, contributed approximately 65% of total International revenue. Our fourth quarter 2005 acquisition of JobKorea, which is largely an eCommerce business, has established our presence in one of Asia's largest emerging markets where a large portion of the population is online. As a result, our revenue from the Asia/Pacific region is growing and is now 14.9% of our International Careers revenue.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Our marketing expense more than doubled compared to the 2005 period as our investments in marketing are increasing our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. We are actively marketing and promoting our services throughout Europe and the Asia/Pacific region with approximately 80% of our marketing budget spread across fourteen different countries in Europe. Those investments, combined with the addition of 386 sales and support staff during the three quarters of 2006, have helped us achieve a significant portion of our overall revenue growth and help us gain market share in key European countries. Our management team is committed to growing the business overseas, while still mindful of profitability and the cost structure. In the first nine months of 2006, the division increased total expenses by 49.5%, while still delivering an operating margin of 3.6%. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online.

Internet Advertising and Fees

The operating results of our Internet Advertising and Fees segment for the nine months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$111,989	100.0%	$78,723	100.0%	$33,266	42.3%

Selling, general and administrative	72,643	64.9%	51,710	65.7%	20,933	40.5%
Depreciation and amortization*	5,454	4.9%	3,444	4.4%	2,010	58.4%

Operating income	$33,892	30.3%	$23,569	29.9%	$10,323	43.8%

*
Includes amortization of stock based compensation under our 2006 Restricted Stock Unit Plan.

Revenue at our Internet Advertising and Fees segment continued to increase as we stepped up our focus, introduced a fully dedicated management team in 2006 and experienced greater demand for online advertising in 2006 as companies targeted users across our network of websites, which consistently rank in the top 20 most visited properties on the Internet. We believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. In general, we believe our revenue growth rate of 42.3% in the 2006 period compares very favorably to the overall growth of internet advertising. The division is enhancing our ability to monetize traffic from our Monster Careers website, while at the same time partnering with over 50% of the largest national online advertisers. During the nine months ended September 30, 2006, we aligned our sales force to cross-sell across our network of unique properties to our clients. We believe this will enable us to gain greater exposure to different advertisers and expose our clients to our diverse audience.

The segment posted an operating margin of 30.3% in the first nine months of 2006, slightly above the 2005 level. We plan to continue expanding our advertising sales force across the United States and introduce the Internet advertising model overseas in early 2007. We have added 29 sales and support staff in various locations across the United States in the first nine months of 2006, and as a result we are incurring higher salaries, commissions and infrastructure costs versus the prior year period.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the nine months ended September 30, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
			(As restated)	(As restated)	(As restated)	(As restated)
Salaries and related	$297,253	36.3%	$244,114	41.1%	$53,139	21.8%
Office and general	141,685	17.3%	111,338	18.7%	30,347	27.3%
Marketing and promotion	207,088	25.3%	141,088	23.7%	66,000	46.8%

Operating expenses	646,026	79.0%	496,540	83.5%	149,486	30.1%

Operating income	$172,034	21.0%	$97,919	16.5%	$74,115	75.7%

Operating expenses grew 30.1% in the first nine months of 2006 compared to the prior year period, mainly as a result of investments in marketing, sales and product enhancements. We increased expenses across all of our operating segments, stemming mainly from hiring initiatives since September 2005 and increased marketing and promotion of the Monster brand. We increased global headcount by 38.4% over the 2005 period, primarily for increased sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in the 2005 period is $11.5 million of non-cash stock based compensation costs associated with our historical stock option grant practices and related accounting restatements. No such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In the first three quarters of 2006, we recorded $8.4 million of compensation expense related to our equity compensation plans primarily our 2006 RSU Plan. Marketing increased 46.8% as we allocated greater resources to key countries overseas to expand our brand recognition. We also stepped up our marketing efforts in the North America to drive further penetration into the local markets and renew our focus on the job seeker. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations. Our acquisitions of JobKorea and Education.org contributed approximately $15.8 million to total operating expenses in the first three quarters of the year.

Income Taxes

Income taxes for the nine months ended September 30, 2006 and 2005 are as follows:

			Change
(dollars in thousands)
	2006	2005	$	%
		(As restated)	(As restated)	(As restated)
Income from continuing operations before income taxes	$184,116	$98,945	$85,171	86.1%
Income taxes	65,180	35,613	29,567	83.0%
Effective tax rate	35.4%	36.0%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $3.2 million of income tax benefits relating to the stock option findings of the Special Committee.Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

Diluted loss per share was $0.01 for the nine months ended September 30, 2006, primarily as a result of our $115.3 million loss from discontinued operations, net of tax. Our loss from discontinued operations decreased our diluted earnings per share by $0.88 and is primarily related to the disposition of our Advertising and Communications business in North America. Our diluted shares increased 6.0% over the prior year period, mainly a result of additional shares issued in connection with employee stock option exercises. The net impact of the stock option adjustments we recorded in the nine months of 2005 resulted in a decline of $0.07 to our earnings per share. We repurchased 794,584 shares in the first nine months of 2006 to offset additional dilution associated with a higher average stock price.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

			Change
(dollars in thousands)	September 30, 2006	December 31, 2005
			$	%
Cash and cash equivalents	$62,788	$196,597	$(133,809)	(68.1)%
Marketable securities	506,285	123,747	382,538	309.1%

Cash and cash equivalents and marketable securities	$569,073	$320,344	$248,729	77.6%

Percentage of total assets	31.6%	19.1%

			Change
(dollars in thousands)
	2006	2005	$	%
Cash provided by operating activities of continuing operations	$202,086	$166,174	$35,912	21.6%
Cash used for investing activities of continuing operations	(427,485)	(71,321)	(356,164)	499.4%
Cash provided by financing activities of continuing operations	70,612	34,174	36,438	106.6%
Cash provided by (used in) discontinued operations	18,912	(9,833)	28,745	292.3%
Effect of exchage rates on cash	2,066	(3,596)	5,662	157.5%

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions and (iv) capital expenditures. Prior to the sale of our Directional Marketing segment in the second quarter of 2005, our working capital requirements were generally higher in the first half of each year, when payments to major Yellow Page directory publishers were at their highest levels. In addition, due to the dispositions that occurred through the first nine months of 2006, we expect to incur lower cash commitments over the next several years. The commitments as of September 30, 2006 related to our continuing operations are as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments – advertising contracts(1)	$11,050	$9,579	$1,471	$—	$—
Borrowings under financing arrangement and other notes payable	406	86	157	163	—
Capital lease obligations	128	128	—	—	—
Operating lease obligations	214,452	28,701	51,916	37,628	96,207
Aquistion notes payable	20,125	18,293	1,743	89	—
Payables related to disposed businesses(2)	16,891	7,867	1,699	4,296	3,029

Total	$263,052	$64,654	$56,986	$42,176	$99,236

(1)
Represents contracts for purchases of advertising as well as commitments related to certain marketing programs.

(2)
Primarily related to operating lease obligations and contractual closing costs.

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

As of September 30, 2006, we had cash and cash equivalents and marketable securities of $569.1 million, compared to $320.3 million as of December 31, 2005. Our increase in cash and marketable securities of $248.8 million during the nine months ended September 30, 2006 was mainly due to our strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation ("OIBDA") and cash received from the exercise of employee stock options, including their associated tax benefit. Strong revenue increases and working capital management, aided by a $19.1 million increase in deferred revenue and a $81.3 million increase in accounts payable and accrued expenses, helped generate $202.1 million in cash flow from operating activities related to our continuing operations. Cash flow from operating activities includes $21.8 million of cash generated by our discontinued operations, primarily our former Advertising and Communications business in North America. Overall, working capital increased at a measured rate compared to revenue and expenses. The disposition of our Directional Marketing business in 2005 significantly improved the consistency of our cash flows from operations and its correlation to OIBDA from quarter to quarter.

We used $427.5 million of cash for investing activities in our continuing operations during the nine months ended September 30, 2006, reflecting our net cash purchase of marketable securities of $382.5 million and our payment of $29.9 million for seller-notes payable on businesses acquired in prior periods. In addition, we acquired an additional 4.4% equity interest in ChinaHR.com for $19.9 million and funded $7.2 million to ChinaHR under a previously announced credit facility. We also paid $17.0 million in connection with the acquisition of Education.org in our Internet Advertising and Fees segment. Capital expenditures were $38.4 million in the first nine months of 2006. Offsetting our cash used for investing activities was $69.2 million of net proceeds from the sale of businesses in our former Advertising and Communications division.

We generated cash from financing activities in the first nine months of 2006, resulting from $91.2 million of cash received from employee stock option exercises, and $17.1 million related to the tax benefit on stock options exercised. In addition, we used $22.8 million of cash in a structured stock repurchase, which resulted in the repurchase of 500,000 shares and $14.4 million used to repurchase 294,584 shares of common stock in open market transactions.

In March 2006, we extended a credit facility to ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. Through September 30, 2006, we advanced $7.2 million to ChinaHR under the credit facility.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through September 30, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45.1 million.

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

We also have interest rate risk related to our revolving credit agreement. At September 30, 2006, the utilized portion of our three-year revolving credit agreement was approximately $2.2 million for standby letters of credit and approximately $97.8 million was unused. Interest on future outstanding loans under the revolving credit agreement shall be charged based on a variable interest rate related to our choice of (1) the higher of (a) the prime rate or (b) the Federal Funds rate plus 0.5%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate (LIBOR) plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement.

We have a presence in 35 countries around the world. For the three and nine months ended September 30, 2006, approximately 29% and 28%, respectively, of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income or loss will increase for our international operations if the U.S. dollar weakens against foreign currencies. We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes. The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three and nine months ended September 30, 2006, we had a translation gain of $3.6 million and $32.5 million respectively, primarily attributable to the weakening of the U.S. dollar against the Euro and the British Pound.

We have risks related to our short term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short-term investments and cash and cash equivalents in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, commercial paper, money market funds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of September 30, 2006, net unrealized losses on these investments were not material.

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

Based on the findings of the Special Committee, management of the Company concluded that the Company's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and the three and nine month periods ended September 30, 2005 should be restated to recognize additional non-cash stock based compensation expense and the related income tax impacts.

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

PART II – OTHER INFORMATION

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

The Company has received correspondence from, or on behalf of, certain former employees who are the grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised within the last several months. In light of the current suspension of the Company's S-8 and the resulting prohibition on the exercise of any stock options, said individuals were precluded from exercising such options prior to their expiration date. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. During the suspension period approximately 230,000 vested stock options expired that likely would have been exercised by the former employees if not for the suspension period. On December 21, 2006, the Board of Directors approved a cash payment of approximately $5.0 million, including associated payroll taxes, to certain former employees as compensation for their expired options.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. The Company did not repurchase any shares during the three months ended September 30, 2006.

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

July 1 – July 31	—	N/A	—	$54,919,338
August 1 – August 31	—	N/A	—	—
September 1 – September 30	—	N/A	—	—

Total Q3 2006	—	N/A	—	$54,919,338

Total nine months ended September 30, 2006	794,584	$47.32	794,584	$54,919,338

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

MONSTER WORLDWIDE, INC. (Registrant)
Dated: December 26, 2006	By:	/s/ WILLIAM M. PASTORE William M. Pastore President and Chief Executive Officer (principal executive officer)
Dated: December 26, 2006	By:	/s/ CHARLES BAKER Charles Baker Chief Financial Officer (principal financial officer)
Dated: December 26, 2006	By:	/s/ JONATHAN TRUMBULL Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)

QuickLinks

EXPLANATORY NOTE
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART I – FINANCIAL INFORMATION
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
PART II – OTHER INFORMATION
SIGNATURES