Form 10-K
period 2006-12-31
MONSTER WORLDWIDE INC
filed 2007-03-01
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Common Stock, par value $.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☐        No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,976,071,391 as of the last business day of the registrant's second fiscal quarter of 2006.

The number of shares of common stock, $.001 par value, outstanding as of February 21, 2007 was approximately 129,931,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement used in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Special Note About Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, our management might make forward-looking statements. Broadly speaking, forward-looking statements include:

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

SPECIAL NOTE

As we have previously disclosed, a committee of independent directors of the Board of Directors (the "Special Committee") was formed to conduct a review of our historical stock option grant practices and related accounting. The Special Committee determined that the exercise price of a substantial number of stock option grants during the period between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date.

Based on the findings of the Special Committee, we concluded that our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, the selected financial information as of and for the years ended December 31, 2002 and 2001 and for the quarterly periods in 2005 and 2004 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. Accordingly, on December 13, 2006 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 and on December 13, 2006 we filed an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, reflecting such restated financial information.

In these restated financial statements we recorded a cumulative after-tax adjustment of $271.9 million, net of a $67.7 million tax benefit through December 31, 2005. The cumulative after-tax impact of the adjustments through December 31, 2003 was $248.3 million and has been reflected in our ending accumulated deficit at December 31, 2003.

In addition to the investigation being conducted by the Special Committee, the United States Attorney's Office for the Southern District of New York ("USAO") and the United States Securities and Exchange Commission ("SEC") have informed us that each is conducting an investigation into our past stock option grants. In connection with these investigations, we have received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. We are fully cooperating with the USAO and the SEC. On February 15, 2007, our former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. Furthermore, shareholder derivative actions against a number of our current and former officers and directors relating to our stock option grant practices have been filed in both the United States District Court for the Southern District of New York and the Supreme Court of the State of New York, New York County, in which the Company is named as a nominal defendant, and a class action was brought against us and a number of our current and former officers and directors on behalf of participants in our 40l(k) plan alleging violations of the Employee Retirement Income Security Act of 1974 based on these practices.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2007 and into the future, they primarily relate to legal fees paid on behalf of former employees and former members of senior management, fees paid in defense of shareholder litigation and potential fines or settlements.

Please see the following sections of this Annual Report on Form 10-K for a more detailed discussion of these matters:

  •
  Item 1A. Risk Factors – Government investigations and litigation relating to stock option matters are pending, the scope and outcome of which could have a negative effect on the price of our securities, liquidity and business.

  •
  Item 3. Legal Proceedings – Stock Option Investigations and Litigation

  •
  Item 6. Selected Financial Data

  •
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements and Stock Option Investigation

  •
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates

  •
  Item 8. Financial Statements and Supplementary Data

ITEM 1. BUSINESS

Introduction

Monster Worldwide, Inc. is the premier global online employment solution, striving to bring people together to advance their lives. We also operate an Internet Advertising & Fees division, providing consumers with content, services and useful offerings that help them manage the development and direction of their career. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies.

We are headquartered in New York with approximately 4,900 employees globally as of December 31, 2006. Our executive offices are located at 622 Third Avenue, New York, New York 10017. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. From 2003 to 2006 we exited all of our former offline business units, and we are currently a global Internet company. Our telephone number is (212) 351-7000 and our Internet address is www.monsterworldwide.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available on our website, free of charge, under the caption "Investor Relations—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Our Strategy

Monster Worldwide's long-term business strategy is designed to capitalize on the significant opportunity we perceive in the global online recruitment marketplace. Our goal is to significantly grow revenue by expanding the reach of our sales channels across each geographic area. We will continue to invest in our business to grow market share, expand our leadership position, achieve long-term profitability and build shareholder value. In order to achieve these goals, our strategy revolves around the following growth objectives that we believe are critical to our long-term success:

Being A Customer-Focused Company.    Monster is committed to becoming a customer-driven company. Monster was built by focusing on the needs of employers and job seekers. We ask employers to trust us with their job positions, and consumers to trust us with their careers. We are developing stronger customer relationships and better products as a part of our growth strategy. We are focused not only on customer service and satisfaction, but also on building and maintaining customer loyalty.

Being Local, Getting Personal, Going Global.    To fuel continued growth in our business, we're striving to increase our local and regional presence, while getting more personal with our customers and job seekers, and at the same time expanding globally. Our growing penetration of local markets – all across the world – is helping to raise our brand visibility. Media alliances are also enhancing our local presence, and we are encouraged by the response to our strategy in this area. We will continue to seek expansion opportunities in markets and geographies that we do not currently serve.

Innovation.    We are fully committed to developing new and innovative products and solutions for our customers and users. We have refocused our efforts across the entire enterprise to streamline and globalize Monster's research and development efforts. In the future, we expect new products, services and solutions to make a meaningful revenue contribution. Monster's goal is to rapidly take our ideas from concept to commercialization, and enhance our customer and job seeker experience with more innovative products and services.

Speed & Efficiency.    We continually seek opportunities for making our business more nimble and efficient. Speed and efficiency let us serve our markets as effectively as possible. While we will focus on high growth and rapid expansion opportunities, we will do so in an efficient and disciplined manner.

Building Our Internet Advertising Business.    In its first year as a stand-alone business segment, our Internet Advertising & Fees ("IAF") business emerged as a growth opportunity that diversifies Monster from the Careers "only" business by speaking to consumers through a new and different experience on Monster. We're broadening our brands and our content to serve our consumers even when they are not actively looking for a job and by being there to help them get the most out of their careers. Our large global user base and portfolio of work and life-style related sites support our investment in this area.

Expansion Opportunities.    To complement the organic growth in our existing businesses, we are also taking a rigorous and disciplined approach to identifying expansion opportunities. This approach helps us target new geographic markets, evaluate the potential for profitability in those markets and make disciplined decisions before committing the Company's resources. We will continue to develop a wide array of growth strategies, such as building, buying, and partnering with local businesses, or investing to grow existing properties.

Investing in Our Talent.    We believe that our employees are our greatest asset, and we will continue to invest in human capital across the organization. We will continue to provide career development, management, and leadership training to help our employees reach their full potential. Monster is focused on clearly defining employees' roles and responsibilities, and rewarding superior performance. We are also committed to fostering diversity and equal opportunity across our entire global workforce.

Our Services

We operate in three business segments: Monster Careers – North America; Monster Careers – International and Internet Advertising & Fees. For the year ended December 31, 2006, these operating segments represented approximately 59%, 27% and 14% of our consolidated revenue, respectively. During the year ended December 31, 2006, we disposed of our global Advertising & Communications business to focus our resources on building the Monster franchise and expanding the content of our online businesses. See Note 16 to the consolidated financial statements for further discussion of our segment results.

Monster Careers (North America and International)

Monster.com is the world's premiere employment solution, bringing people together to advance their lives, across 36 countries around the world. We have been able to build on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help advance our users' careers by providing work-related content, services and advice to enhance the consumer experience.

Our services and solutions include searchable job postings, a resume database, and other career related content. Job seekers can search our job postings and post their resumes free-of-charge on each of our websites. Monster's job search, resume posting services and basic networking are free to the job seeker. Monster also offers premium career services at a fee to job seekers, such as resume writing, resume priority listing and premium networking. Employers and human resources professionals pay to post jobs, search our resume database, and utilize career site hosting and applicant tracking systems and other ancillary services.

Monster Careers targets the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. Additionally, we also concentrate our efforts on expanding our reach to include small to medium-size businesses ("SMBs"), those businesses with approximately 10 to 2,000 employees, that operate primarily in local and regional markets. We believe that SMBs comprise a largely untapped market of over 2 million businesses in the U.S. alone. During 2006, we also expanded our sales distribution point in North America, by entering into alliances with leading media and publishing companies that expand our reach with over 2 million weekly newspaper readers in the local markets. We intend to pursue similar alliances and partnerships in Europe and Asia.

Internet Advertising & Fees

Our Internet Advertising & Fees division provides consumers with content, services and useful offers that help them manage the development and direction of their current and future careers, while providing employers, educators and marketers with innovative and highly-targeted media-driven solutions to impact these consumers at critical moments in their lives. Our network of online properties appeals to advertisers and other third parties as these sites cost-effectively deliver certain discrete demographic groups in a relevant and engaging online environment. We believe that by strengthening our user engagement, driving additional traffic and increasing usage of our websites, we can increase the appeal to our customers and reward them with a higher return on their marketing investment. Our sites are constantly evolving to integrate new and innovative features, in order to provide the relevant content that connects with our users. The majority of our services are free to users and while they currently are primarily offered in North America, the Internet Advertising & Fees business will be expanding across Monster Worldwide's global network of websites.

Revenue for the Internet Advertising & Fees division is derived primarily from three types of services: lead generation, display advertising and products sold to consumers for a fee. Lead generation is a highly scalable direct response business in which marketers pay for connections to consumers whose demographics and interests match the requirements of specific business offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our clients with highly targeted and valuable leads. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster's websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for promotion of products and services as consumers are actively looking for new ideas and solutions. Premium content and services comprise the final source of revenue for the Internet Advertising & Fees division, as consumers pay for access to information and tools that provide greater support in the development of their educational and career opportunities.

To date, our largest customer categories are employers, schools, financial services and consumer products and services. Employers use our media solutions to attract job seekers to job postings and to help job seekers better understand what it is like to work for a particular employer. Schools find our advertising and lead generation services to be effective tools in attracting new students to investigate enrollment in higher education programs. Numerous companies in the financial services sector continue to find success promoting their products to consumers who are looking for help in managing the cost of their education and in establishing a strong financial base for their careers. Marketers of a variety of consumer products and services, including automotive, telecommunications, apparel and entertainment have come to us to provide cost-effective and highly targeted solutions to connect with specific consumer segments.

Sales and Marketing

We maintain separate sales and marketing staffs for our Monster Careers and Internet Advertising & Fees businesses. The sales force for our Monster Careers business consists of Telesales and Field sales and is complemented by a self service online sales channel which we refer to as "eCommerce." Within these groups are specialty units dedicated to serving our vertical markets, such as enterprise, small-medium sized businesses, government, healthcare and staffing. Our Telesales staff is primarily responsible for telemarketing and customer service for small to medium sized clients and is located in our call centers in Indianapolis, Indiana; Maynard, Massachusetts; Tempe, Arizona; Amsterdam, the Netherlands; Frankfurt, Germany; Glasgow, Scotland; and Marseilles, France. Our Field sales staff focuses on both local and national clients and is dispersed throughout our offices globally. Our eCommerce channel is available to all customers groups and is most heavily used by smaller employers today. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network.

We use sponsorships and broad based media, such as broadcast television, the Internet, radio, business, consumer and trade publications, to market and promote the Monster brand. The majority of our marketing and promotion expense is allocated to our Monster Careers – North America and International business units.

Customers and Consumers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, federal, state and local government agencies and educational institutions. No one client accounts for more than 5% of our total annual revenue.

In the United States, our Monster properties served approximately 23 million unique visitors in December 2006, according to Comscore Media Metrix. Our consumer traffic resulted in growth for new resumes, job applications and search agents.

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and to incorporate new capabilities and technologies. We face competition from a number of sources. These sources include media companies (primarily newspaper publishers), other employment-related websites, Internet portals, national and regional advertising agencies and marketing communication firms. Many advertising agencies, media companies and newspaper publishers have internally developed or acquired new media capabilities such as online recruitment websites. New boutique businesses that provide integrated or specialized services (such as advertising services or website design) and are technologically proficient, especially in the new media arena, are also competing with us. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and reputation among our clients and potential clients.

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

Employees

At February 1, 2007, we employed approximately 5,000 people worldwide. Generally, our employees are not represented by a labor union or collective bargaining agreements except that our employees located in France, Italy and Spain are covered by collective bargaining agreements that are generally prescribed by local labor law. We regard the relationships with our employees as satisfactory.

Executive Officers and Directors

As of February 21, 2007, our executive officers and directors are as follows:

Name	Age	Position
William M. Pastore	58	CEO, President and Director
Charles Baker	40	Senior Vice President and Chief Financial Officer
Chris Power	43	Chief Financial Officer-Global Operations
Jonathan Trumbull	39	Global Controller and Chief Accounting Officer
Steven Pogorzelski	45	Group President-International
Bradford J. Baker	42	President-Product, Technology and Service
Douglas Klinger	42	President-Monster Careers North America
George R. Eisele	70	Director
John Gaulding	61	Director
Salvatore Iannuzzi	52	Director
Michael Kaufman	61	Director
Ronald J. Kramer	48	Director
Phillip R. Lochner, Jr.	63	Director
David A. Stein	68	Director
John Swann	70	Director

William M. Pastore joined the Company in October 2002 as Chief Operating Officer and became President and Chief Operating Officer in February 2006 and CEO and a director in October 2006. Prior to joining the Company as Chief Operating Officer, Mr. Pastore was a consultant to the Company from September 2002 to October 2002. Prior thereto, Mr. Pastore was President of CIGNA HealthCare from January 1999 to May 2002 and Senior Vice President of CIGNA HealthCare from December 1995 to January 1999. Prior to joining CIGNA HealthCare, Mr. Pastore spent nearly 25 years at Citibank, N.A., in numerous senior operating roles.

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

Jonathan Trumbull joined the Company in October 2002 as Vice President and Corporate Controller and was named to his current position in March 2005. From 1989 to October 2002, Mr. Trumbull was associated with Ernst & Young, LLP, most recently as Senior Manager from 1997 to October 2002. Mr. Trumbull is a Certified Public Accountant.

Steven Pogorzelski joined the Company in 1992 in the Advertising & Communications division, where he served from 1992 to December 1998. In December 1998, he joined the Monster division and served as Executive Vice President-Global Sales until April 2001. From April 2001 to September 2005, he served as President, Monster North America until which time he was named to his current position.

Bradford J. Baker joined the Company in June 2001 and served as Senior Vice President, Consumer Marketing Programs from June 2001 to February 2002, Senior Vice President of Campus from March 2002 to December 2003, Senior Vice President of Product from January 2004 to July 2004, Senior Vice President of Product and Marketing from July 2004 to January 2005, Chief Product and Marketing Officer US from January 2005 to May 2005, Global Chief Product & Marketing Officer from May 2005 to September 2006 and President-Product, Technology and Service from September 2006 to present. Prior to joining the Company, Mr. Baker co-founded Making It Count, which was acquired by the Company in June 2001. Prior to that, Mr. Baker served in general and brand management roles with Graphic Management, Kraft Foods and The Proctor & Gamble Company.

Douglas Klinger joined the Company in September 2005. From April 2004 to September 2005, Mr. Klinger was President of Bee Mountain LLC, a strategic advisory firm to investment fund managers, healthcare companies and the Company. From 1994 to April 2004, Mr. Klinger served in positions of increasing responsibility with CIGNA Corporation, serving as President of CIGNA Health Services from February 1997 to April 2004, as President & CEO of CIGNA Dental Health, Inc. during 1997 and as Senior Vice President of CIGNA Retirement & Investment Services from 1994 to 1997. Prior to joining CIGNA Corporation, Mr. Klinger served in positions of increasing responsibility with PNC Bank Corp. from 1986 to 1994 most recently as a Managing Director.

George R. Eisele has been a director of the Company since September 1987. Mr. Eisele was an Executive Vice President of the Company from 1976 to May 2005 and managed various business units in North America and Europe. Mr. Eisele managed TMP Direct, the Company's direct marketing business unit, from 1989 until May 2, 2005 when the business unit was sold to Gecko Inc., an entity owned 65% by Mr. Eisele. Following its sale by the Company, Mr. Eisele continues to head TMP Direct as its Chief Executive Officer.

John Gaulding has been a director of the Company since June 2001 and also served as a director of the Company from January 1996 to October 1999. Mr. Gaulding is a private investor and business consultant in the fields of strategy and organization. He was Chairman and Chief Executive Officer of National Insurance Group, a publicly traded financial information services company, from April 1996 through July 11, 1996, the date of such company's sale. For six years prior thereto, he was President and Chief Executive Officer of ADP Claims Solutions Group. From 1985 to 1990, Mr. Gaulding was President and Chief Executive Officer of Pacific Bell Directory, the Yellow Pages publishing unit of Pacific Telesis Group. Mr. Gaulding served as Co-Chairman of the Yellow Pages Publishers Association from 1987 to 1990. Mr. Gaulding is a director of ANTs software inc., a developer of data management software, and Yellow Pages Group, Inc., a public Canadian publisher of yellow pages and specialized vertical directories.

Salvatore Iannuzzi has been a director of the Company since July 2006. Mr. Iannuzzi is president of Motorola, Inc.'s Enterprise Mobility business. He served as a director of Symbol Technologies, Inc. from December 2003 until January 9, 2007, the date of such company's sale to Motorola, Inc., and as President and Chief Executive Officer of Symbol from January 2006 until January 9, 2007. He previously served as Interim President and Chief Executive Officer and Chief Financial Officer from August 2005 to January 2006 and as Senior Vice President, Chief Administrative and Control Officer from April 2005 to August 2005. He served as the Non-Executive Chairman of the Board of Directors of Symbol Technologies from December 2003 to April 2005. From August 2004 to April 2005, Mr. Iannuzzi was an independent consultant. Prior thereto, from April 2000 to August 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets.

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

Philip R. Lochner, Jr. has been a director of the Company since December 2006. Mr. Lochner served as Senior Vice President and Chief Administrative Officer of Time Warner Inc. from July 1991 to June 1998. Previously, Mr. Lochner served as a Commissioner on the United States Securities and Exchange Commission. Mr. Lochner also serves on the boards of directors of Apria Healthcare Group Inc., CLARCOR Inc., CMS Energy Corporation and Crane Co.

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

On June 12, 2006, we announced that a committee of independent directors of the Board of Directors (the "Special Committee") was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee subsequently determined that the exercise price for a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. The United States Attorney's Office for the Southern District of New York ("USAO") and the United States Securities and Exchange Commission ("SEC") have informed the Company that each is conducting an investigation into the Company's past stock option grants. In connection therewith, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. We are fully cooperating with the USAO and the SEC. On February 15, 2007, our former general counsel pleaded guilty to two felony counts relating to those historical grants and the SEC instituted a civil action against him. In addition, shareholder derivative actions against a number of current and former officers and directors of the Company relating to our stock option grant practices have been filed in both the United States District Court for the Southern District of New York and the Supreme Court of the State of New York, New York County, in which the Company is named as a nominal defendant, and a class action was brought against the Company and a number of current and former officers and directors on behalf of participants in the Company's 401(k) plan alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") based on these practices. These lawsuits are described more fully in Item 3. "Legal Proceedings"

The investigations and related litigation have imposed, and are likely to continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future, these are likely to include:

  •
  professional fees in connection with the conduct of the investigations and the defense of the litigation;

  •
  potential damages, fines, penalties or settlement costs; and

  •
  payments to, or on behalf of, our current and former officers and directors subject to the investigation or named in the litigation pursuant to our indemnification obligations (in certain circumstances these indemnification payments are recoverable if it is determined that the officer or director at issue acted improperly, but there is no assurance that we will be able to recover such payments).

Furthermore, while we believe that a Special Committee of our Board of Directors has conducted a comprehensive investigation, it is possible that additional issues may be raised as a result of the ongoing legal proceedings or in the course of the review of the findings of the investigation. Adverse developments in the legal proceedings or the investigation arising out of our historical stock option granting practices or any other matter raised could have an adverse impact on our business and our stock price, including increased stock volatility and could also harm our ability to raise additional capital or engage in transactions in the future.

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

The general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an economic downturn in the future, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods.

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

  •
  changes in employer and job seeker requirements; and

  •
  customer privacy protection concerning transactions conducted over the Internet.

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

Concerns relating to privacy and protection of customer and job seeker data could damage our reputation and deter current and potential customers and job seekers from using our products and services.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of customer and job seeker confidence in us, which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.

Unauthorized access, phishing schemes and other disruptions could jeopardize the security of customer and job seeker information stored in our systems, and may result in significant liability to us and may cause existing customers and job seekers to refrain from doing business with us.

Our markets are highly competitive.

The markets for our services are highly competitive. They are characterized by pressures to:

  •
  reduce prices;

  •
  incorporate new capabilities and technologies; and

  •
  accelerate job completion schedules.

Furthermore, we face competition from a number of sources. These sources include:

  •
  traditional media companies, including newspapers;

  •
  Internet portals, search engines and other job-related localized websites;

  •
  specialized career and education related online content providers, including blogs and user generated content; and

  •
  national and regional recruitment advertising agencies.

Many of our competitors or potential competitors have long operating histories, and some may have greater financial resources, management, technological development, sales, marketing and other resources than we do. Some of our competitors have more diversified businesses or may be owned by entities engaged in other lines of business allowing them to operate their directly competitive operations at lower margins than our operations. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of Monster by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be significantly harmed.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising market. Existing or future competitors may develop or offer services and products which provide significant performance, price, creative or other advantages over our services. This could significantly harm our business, financial condition and operating results.

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

Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of our acquisitions incur unanticipated liabilities and harm our business generally.

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

On March 31, 2003 we completed the spin-off of Hudson Highland Group, Inc. ("HH Group") to our stockholders and on June 1, 2005 we sold our Directional Marketing business. During 2006, the Company disposed of its global Advertising & Communications business in five separate transactions, to focus our resources on the Monster business. As a result of these divestitures, each business has agreed to indemnify us from certain liabilities related to their operations. If, for whatever reason, a claim is made for which we do not receive indemnification, our financial condition and results of operations could be significantly harmed.

We face risks relating to our foreign operations.

We have a presence in 36 countries around the world. Approximately 29%, 24% and 19%, of our total revenue was earned outside of the United States in the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts are collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

Andrew J. McKelvey, our former Chairman and Chief Executive Officer, beneficially owns all of our outstanding Class B common stock and a large number of shares of our common stock, which, together with his Class B common stock ownership, represents approximately 32% of the combined voting power of all classes of our voting stock as of December 31, 2006. Each share of Class B common stock is entitled to ten votes. As a result of such voting rights, Mr. McKelvey has significant influence on the outcome of matters requiring a shareholder vote, including the election of directors and certain mergers or other business combinations. A majority of outstanding shares of Class B common stock must approve any proposal to amend the Company's Certificate of Incorporation that would adversely affect the powers, preferences or special rights of the shares of Class B common stock. Since Mr. McKelvey beneficially owns all of our outstanding Class B common stock, he will determine the outcome of such proposals. However, in the event that Mr. McKelvey sells or assigns his beneficial ownership of any shares of Class B common stock, such shares will be converted into shares of common stock and such shares will have only one vote per share.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2006, our goodwill and amortizable intangible assets were $640.7 million.

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

Other legal proceedings may significantly harm our business.

From time to time, we may become involved in other litigation or other proceedings in the ordinary course of business. It is possible that such litigation or proceedings may significantly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Substantially all of our offices are located in leased premises.

We occupy approximately 26,000 square feet of space at our corporate headquarters located at 622 Third Avenue, New York, New York. Including the space that we occupy, we lease a total of 104,000 square feet of space, at our principal office location, under an agreement expiring in July 2015. Monthly payments under the lease agreement are approximately $463,000. Our former staffing division, now Hudson Highland Group, Inc., subleases approximately 52,000 square feet of space at our principal office location for approximately $231,500 per month, with the remaining space sublet to another third-party lessee.

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

Stock Option Investigations and Litigation

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company's S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. The Company may incur additional costs to address certain of these forfeited stock options.

In December 2006, the Company's Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In exchange for payment, the Company has requested a release of any liability.

On February 15, 2007, our former general counsel pleaded guilty to two felony counts relating to the historical stock option grants and the SEC instituted a civil action against him.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "MNST." The common stock was first traded on Nasdaq on December 13, 1996, the day after the underwritten initial public offering of shares of the Company's common stock. Prior to the offering there was no established public trading market for the Company's shares.

As of February 21, 2007, there were 1,361 stockholders of record of our common stock and the last reported sale price of our stock as reported by the Nasdaq was $54.00.

We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by the Company to support our growth strategy or to repurchase shares of our common stock. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on January 14, 2005, restricts the payment of dividends on our stock. On March 31, 2003, we paid a non-cash dividend consisting of all of the stock of HH Group to our stockholders of record on March 14, 2003.

The information regarding market and market price range of our common stock may be found in "Financial Information by Quarter (Unaudited)" in Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended December 31, 2006 is as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

Through September 30, 2006				$54,919,200
October 1 - October 31	-	N/A	-	-
November 1 - November 30	-	N/A	-	-
December 1 - December 31	-	N/A	-	-

Total Q4 2006	-	N/A	-	-

Year Ended December 31, 2006	794,584	$46.78	-	$54,919,200

Total shares repurchased under plan	994,584

(a)    On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

Issuance of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 with respect to the Company's equity compensation plans which have been approved by its stockholders. The Company does not have any equity compensation plans that were not approved by its stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	9,573,392	$28.97	5,891,043
Equity compensation plans not approved by security holders	—	—	—

Total	9,573,392	$28.97	5,891,043

Performance Graph

Comparison of Five-Year Cumulative Total Return*
Among Monster Worldwide, Inc., The S&P 500 Index,
The RDG Internet Composite Index and an SIC Code Index

  *

  * $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Commencing with this Annual Report on Form 10-K, the Company has selected The RDG Internet Composite Index as its peer group index. In prior years the Company has utilized an SIC code index as its peer group index, using the SIC code for advertising services. Given the evolution of the Company's business as described elsewhere in the Annual Report on Form 10-K, the Company believes that The RDG Internet Composite Index is a more appropriate peer group for the Company. In accordance with applicable rules, the SIC code peer group index is also included in the above graph during this transitional year; the Company intends to cease using the SIC code peer group index in future reports.

The SIC code peer group index included in the above graph includes the following companies: 24/7 Real Media, Inc.; Adsouth Partners, Inc.; China Media1 Corp.; Imedia International Inc.; International Commercial Television Inc.; The Interpublic Group of Companies, Inc.; Destination Television, Inc. (formerly known as Magic Media Networks, Inc.); Marketing Concepts International; Omnicom Group Inc.; OnScreen Technologies, Inc.; PR Specialists, Inc.; Sina Corporation; Time Lending, California, Inc.; Valassis Communications, Inc.; and YP Corp.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2006 (in thousands, except per share amounts). See Management's Discussion and Analysis, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENTS OF OPERATIONS DATA:	2002	2003	2004	2005	2006

Revenue	$402,542	$412,796	$593,909	$818,271	$1,116,676
Salaries & related, office & general and marketing & promotion(1)	378,521	385,330	516,445	668,054	877,933
Merger & integration and restructuring	1,423	-	-	-	-
Business reorganization and other special charges	60,837	39,731	-	-	-
Amortization of intangibles	1,487	1,518	7,132	9,585	8,879

Total operating expenses	442,268	426,579	523,577	677,639	886,812

Operating income (loss)	$(39,726)	$(13,783)	$70,332	$140,632	$229,864

Income (loss) from continuing operations before accounting change(2)	$(40,176)	$(15,815)	$43,138	$90,424	$153,587

Net income (loss)	$(579,839)	$(108,824)	$58,736	$98,194	$37,137

Basic earnings (loss) per share:
Income (loss) from continuing operations before accounting change	$(0.36)	$(0.14)	$0.37	$0.74	$1.20
Income (loss) per share from discontinued operations, net of tax	(1.00)	(0.83)	0.13	0.06	(0.91)
Cumulative effect of accounting change, net of tax benefit(2)	(3.85)	-	-	-	-

Net income (loss)	$(5.21)	$(0.97)	$0.50	$0.80	$0.29

Diluted earnings (loss) per share:*
Income (loss) from continuing operations before accounting change	$(0.36)	$(0.14)	$0.36	$0.72	$1.17
Income (loss) per share from discontinued operations, net of tax	(1.00)	(0.83)	0.13	0.06	(0.89)
Cumulative effect of accounting change, net of tax benefit(2)	(3.85)	-	-	-	-

Net income (loss)	$(5.21)	$(0.97)	$0.49	$0.79	$0.28

* 2005 diluted earnings per share does not add due to rounding.

The following table illustrates the pre-tax and after-tax charge on the Company's continuing and discontinued operations related to the non-cash stock based compensation costs in connection with the findings of the Special Committee, with respect to the investigation into our historical stock option grant practices:

	Years Ended December 31,
Category of adjustments: (in thousands)	2002	2003	2004	2005	Cumulative (January 1, 1997 through December 31, 2001)
Stock option grant date changes - continuing operations	$25,944	$18,430	$11,206	$11,885	$107,240
Stock option grant date changes - discontinued operations	30,545	16,267	4,858	848	112,363

Pre-tax stock option expense adjustments	56,489	34,697	16,064	12,733	219,603

Income tax impact on grant date changes- continuing operations	(6,733)	(4,884)	(3,003)	(3,283)	(28,551)
Income tax impact on grant date changes - discontinued operations	(4,813)	(2,853)	(1,190)	(212)	(16,934)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	-	-	2,497	-	2,303

Income tax benefit	(11,546)	(7,737)	(1,696)	(3,495)	(43,182)

Net charge to net income (loss)	$44,943	$26,960	$14,368	$9,238	$176,421

BALANCE SHEET DATA(3):	2002	2003	2004	2005	2006

Current assets	$808,546	$566,983	$703,511	$773,059	$1,123,808
Current liabilities	806,082	646,856	740,101	705,945	826,244
Total assets	1,666,737	1,161,439	1,554,953	1,678,715	1,969,803
Long-term liabilities	18,136	14,092	35,237	39,430	33,874
Total stockholders' equity	842,519	500,491	779,615	933,340	1,109,685

(1)
The impact of the non-cash stock-based compensation costs on the Company's continuing operations are recorded as a component of "corporate operating expenses" within the salaries and related line item.
(2)
The Company recorded a non-cash goodwill impairment charge of $428,374, net of tax during the year ended December 31, 2002. This is recorded as a change in accounting principle.
(3)
Years 2002 through 2005 include assets and liabilities of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. In addition, our management might make forward-looking statements. Broadly speaking, forward-looking statements include:

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

OVERVIEW

Business

Monster Worldwide, Inc. is the world's premiere employment solution, bringing people together to advance their lives, across 36 countries around the world. We have been able to build on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help advance our users' careers by providing work-related content, services and advice to highly innovative online products.

Our services and solutions include searchable job postings, a resume database and other career related content. Users can search our job postings and post their resumes for free on each of our websites. Employers pay to post jobs, search the resume database and other career related services.

Our strategy has been to grow our business organically in North America and International and expand through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our International operations are now 31.8% of our Careers revenue for the year ended December 31, 2006, and increased 63.7% over the comparable 2005 period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our International business in the next several years.

We also operate a network of websites within our Internet Advertising & Fees division that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. As of December 2006, Comscore Media Metrix ranked our Monster network of properties as the twenty-fifth most visited properties across the Internet worldwide and we believe that there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online. The majority of our services in our Internet Advertising & Fees division are free to users and currently are offered only in North America. In 2007, we intend to expand the divisions offerings in Europe and eventually Asia, to further diversify our client base and monetize additional web traffic.

Financial Summary

Monster Worldwide has three operating segments: Monster Careers – North America; Monster Careers – International and Internet Advertising & Fees. In 2006, we had strong growth in revenue, income from continuing operations and cash flow. We were able to grow revenue 36.5% in 2006 and surpass the $1.0 billion mark, a first for our Company since we have streamlined our operations to be entirely focused on our Internet business. Our income from continuing operations increased 69.9% over the 2005 period due to a stronger demand for online recruitment, particularly in International, increased operating efficiencies across the globe and an improved allocation of our capital investments. As a result, we delivered diluted earnings per share growth of 62.5% in our continuing operations. In 2006, we also made the decision to focus entirely on our Monster businesses by disposing of our Advertising & Communications division in five separate transactions. As a result, we are now fully focused and dedicated to concentrate on growing Monster's market share, revenue and profitability across the globe. Our cash and available for sale securities balance totaled $596.6 million as of December 31, 2006, an 86.2% increase over the 2005 balance of $320.3 million, even as we were able to invest in our infrastructure, expand our sales force and fund projects intended to offer attractive long-term growth.

Each of our reportable segments posted solid growth in revenue and operating margins over the 2005 period. Monster Careers – North America delivered a 34.5% operating margin on $658.1 million of revenue in 2006, as our Enterprise channel and telesales group successfully grew the client base and leveraged our existing clients. We are particularly encouraged by the performance of our Monster Careers – International segment as the division generated higher margins, despite increased investments in sales and marketing. Revenue in our International business is now 27.4% of our consolidated revenue, compared to 22.9% in 2005. Our Internet Advertising & Fees division grew revenue 39.1% over the 2005 period, and introduced a diversified revenue stream that presents a significant global opportunity.

Business Combinations

For the period January 1, 2005 through December 31, 2006, we completed three business combinations. There were no significant business acquisitions in the year ended December 31, 2004. Although none of the following acquisitions was considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Emailjob.com SAS	February 11, 2005	Monster Careers – International
JobKorea	October 14, 2005	Monster Careers – International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

Discontinued Operations

During the year ended December 31, 2006, we disposed of the following businesses that collectively comprised our entire Advertising & Communications operating segment. We executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for all periods presented (dollar amounts in thousands):

  •
  On August 31, 2006, we sold our TMP Worldwide Advertising & Communications business in the United States and Canada, completing the global divestiture of the operating unit. We received cash of $36,205 (net of working capital and other adjustments). We recorded a pre-tax loss on the sale of the business of $125,010 ($123,095 after-tax loss, net of a $1,915 tax benefit) in the third quarter of 2006. Included in the pre-tax loss is approximately $133,000 of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. This disposition is considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

  •
  On May 10, 2006, we sold our TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, we also sold our recruitment advertising agency in Spain. We received cash of $32,950 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. We recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. The disposition was not considered material and did not include a significant amount of assets.

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

During the year ended December 31, 2005, we disposed of the following businesses that collectively comprised substantially all of our Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2005 and December 31, 2004:

  •
  On June 1, 2005, we sold substantially all of our Directional Marketing division for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to us after 7 years. The sale included our Yellow Pages business in North America and Japan along with our online relocation business. We recognized a pre-tax loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, we returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. In the fourth quarter of 2006, we received the cash previously placed in escrow of approximately $2,653 and approximately $7,300 related to the promissory note as an early repayment in full. The sale of the Directional Marketing business did not include our Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our Advertising & Communications operating segment.

  •
  On May 2, 2005, we sold our TMP Direct business unit, an order fulfillment business, formerly part of our Directional Marketing segment. The business was purchased by Gecko Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of Gecko Inc. personally guaranteed the May 2, 2006 payment obligation of Gecko Inc. We received $500 in the second quarter of 2006 in connection with this obligation. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2004:

  •
  In December 2004, we sold and disposed of certain Advertising & Communications businesses in Continental Europe. None of these dispositions were considered material or included a significant amount of assets. We recognized a pre-tax loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, we completed the sale of US Motivation, Inc., formerly part of the Company's Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. We recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004. In the fourth quarter of 2005, we finalized the post-closing adjustment on our sale of US Motivation and recorded an additional gain of $1,746 ($1,135 net of tax) as a component of discontinued operations.

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

The following amounts relate to the operations of our disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2006	2005	2004

Revenue	$74,793	$192,048	$269,888

Income before income taxes	5,080	13,688	25,645
Income tax expense	2,212	4,874	11,229

Gain from discontinued operations, net of tax	2,868	8,814	14,416

Pre-tax gain (loss) on sale of discontinued operations	(123,203)	(9,534)	361
Income tax benefit	(3,885)	(8,490)	(821)

Gain (loss) on sale of business, net of tax	(119,318)	(1,044)	1,182

Income (loss) from discontinued operations, net of tax	$(116,450)	$7,770	$15,598

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2 to the consolidated financial statements. We recorded $636, and $3,668 of non-cash stock based compensation costs, respectively, in the years ended December 31, 2005 and 2004 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In addition, the income (loss) from discontinued operations, net of tax includes a loss of $323, income of $906 and a loss of $1,524, related to dispositions that occurred in the year immediately preceding each of the years ended December 31, 2006, 2005 and 2004, respectively. The provision for income taxes reported in discontinued operations differs from the tax benefit computed at our Federal statutory income tax rate primarily as a result of non-deductible goodwill and other expenses, and change in valuation allowances on losses in all periods presented.

Restatement of Consolidated Financial Statements and Stock Option Investigation

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

In connection with the findings of the Special Committee, we recorded a cumulative after-tax adjustment of $271.9 million, net of a $67.7 million tax benefit through December 31, 2005. The cumulative after-tax impact of the adjustments through December 31, 2003 was $248.3 million and has been reflected in our ending accumulated deficit at December 31, 2003.

The following table summarizes the impact of the non-cash stock based compensation adjustments and related income tax effects on our previously reported net income (loss):

(in thousands)	(As previously reported) Net income (loss)	Pre-tax adjustments	Income tax benefit	(As restated) Net income (loss)
Year Ended December 31, 1997	$61,302	$(9,461)	$2,280	$54,121
Year Ended December 31, 1998	46,218	(7,086)	1,767	40,899
Year Ended December 31, 1999	8,158	(42,916)	8,863	(25,895)
Year Ended December 31, 2000	50,863	(79,348)	15,061	(13,424)
Year Ended December 31, 2001	69,020	(80,792)	15,211	3,439
Year Ended December 31, 2002	(534,896)	(56,489)	11,546	(579,839)
Year Ended December 31, 2003	(81,864)	(34,697)	7,737	(108,824)

Cumulative effect at December 31, 2003		$(310,789)	$62,465

Year Ended December 31, 2004	73,104	(16,064)	1,696	58,736
Year Ended December 31, 2005	107,432	(12,733)	3,495	98,194

Total		$(339,586)	$67,656

In 2006, we recorded $13.3 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York ("USAO") and the preparation and review of our restated consolidated financial statements. In the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of "salaries and related" expenses to compensate optionees whose options expired during the period that our equity compensation programs were suspended.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2007 and into the future, they primarily relate to legal fees paid on behalf of former employees and former members of senior management, fees paid in defense of shareholder litigation and potential fines or settlements.

Certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board of Directors approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction is made by increasing the exercise price to the same value used in connection with the financial statement restatement. For individuals who agree to the modification, the Company will compensate them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. This amount is payable after January 1, 2008. Assuming all individuals agree to the modification, the cash payment is expected to be approximately $331,000.

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

Revenue Recognition

Monster Careers (North America and International).    Our Monster Careers divisions primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career related services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.    Our Internet Advertising & Fees division primarily earns revenue from the display of advertisements on the Monster network of websites, click throughs on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of "click-throughs" on text based links as "click throughs" occur. A "click-through" occurs when a user clicks on an advertiser's listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Management uses its best judgment in the determination of these amounts. An adjustment to tax reserves is recorded through income in the period in which it becomes probable that liability has been incurred. Once established, the Company adjusts tax reserves when an event occurs necessitating a change to the reserves.

We record deferred tax benefits on non-cash stock based compensation expense ratably over the vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction is available. Under required accounting standards, we do not record anticipated loss of tax benefits due to market declines in the value of the Company's common stock.

Section 162(m) of the Internal Revenue Code provides important limitations which affect the ultimate realization of tax benefits on non-cash stock based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the 4 other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid is not deductible. In order for the limitation to apply the executive must still be employed at the end of the year in which the payment occurs.

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

In recording deferred tax assets on discounted stock option compensation expense, we do not anticipate whether recorded tax benefits could be subject to Section 162(m) limitations. In the consolidated financial statements we recorded deferred tax assets ratably as the non-cash stock based compensation expense is recognized in the statement of operations, and in accordance with the applicable vesting periods.

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

Stock Based Compensation

We account for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted under SFAS 123R. We did not grant any stock options during the year ended December 31, 2006. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Prior to January 1, 2006, we accounted for our equity awards using APB 25.

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

In light thereof, we have concluded that the most appropriate and accurate source of data to determine option grant measurement dates is the electronic record of option grant information in its electronic stock option database program known as Transcentive, which went into use in late 1998. The entry into Transcentive of the specific grantee information as to each stock option grant constituted an acknowledgement by the Company to the grantee of the grantee's legal entitlement to the grant and, in the absence of authoritative information as to when grants were actually approved by the Company provides an appropriate measurement date framework based on entitlement. For option grants made subsequent to the implementation of Transcentive, we have calculated the restated intrinsic value using a grant measurement date based on when the option data was entered into the database program (the "Creation Date"). For options granted prior to the implementation of Transcentive, the new measurement date was determined by applying the average lag time between the "as of" date and the Creation Date for options granted subsequent to the implementation of Transcentive to the original option grant date in order to approximate a reliable measurement date. The average lag period between the date as of which UWCs were executed and the date that options purportedly granted by such consents were inputted into our Transcentive system was ninety-seven days. For grants prior to December 1998, we have therefore used measurement dates equating to ninety-seven days following the date as of which the UWC relating to such options were executed.

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

Year	High	Low
1997	$14.25	$6.44
1998	21.00	10.25
1999	80.16	19.50
2000	92.38	46.44
2001	66.38	27.24
2002	47.21	8.50
2003	29.19	8.06
2004	33.83	17.93
2005	41.36	22.92

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue follows:

	Years Ended December 31,
STATEMENT OF OPERATIONS DATA:	2006	2005	2004

Revenue	100.0%	100.0%	100.0%

Salaries and related*	36.9%	40.5%	42.3%
Office and general	18.0%	18.6%	20.8%
Marketing and promotion	24.5%	23.8%	25.1%

Total operating expenses	79.4%	82.8%	88.2%

Operating income	20.6%	17.2%	11.8%
Interest and other, net	1.7%	0.6%	-0.3%

Income from continuing operations before income taxes	22.2%	17.8%	11.5%
Income taxes	7.9%	6.3%	4.2%
Losses in equity interest	-0.6%	-0.4%	0.0%

Income from continuing operations	13.8%	11.1%	7.3%
Income (loss) from discontinued operations, net of tax	-10.4%	0.9%	2.6%

Net income	3.3%	12.0%	9.9%

* - Includes the impact on our continuing operations of the non-cash stock based compensation costs in 2005 and 2004 associated with the stock option investigation.

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units. For these purposes, management views certain non-cash expenses, such as depreciation expense, amortization of intangibles and amortization of stock-based compensation, as a separate component of operating profit. We believe that this presentation provides important indicators of our operating strength and is useful to investors when evaluating our operating performance.

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Monster Careers – North America

The operating results of our Monster Careers - North America division for the years ended December 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase

Revenue	$658,051	100.0%	$521,600	100.0%	$136,451	26.2%

Selling, general and administrative	410,964	62.5%	333,924	64.0%	77,040	23.1%
Depreciation and amortization*	19,885	3.0%	16,787	3.2%	3,098	18.5%

Operating income	$227,202	34.5%	$170,889	32.8%	$56,313	33.0%

* Includes approximately $1,669 of amortization of stock based compensation in the 2006 period.

Our Monster Careers – North America grew revenue 26.2% in 2006 and now represents 58.9% of our consolidated revenue. The increase in revenue was mainly a result of our investments in sales force in the latter half of 2005 and early 2006, as we targeted more small to medium sized businesses and focused on expanding our presence in local markets. We increased our sales headcount at a faster rate than revenue growth in 2006, though we expect higher levels of productivity in 2007. In 2006, we also expanded our sales distribution points, by entering into alliances with media and publishing companies that expand our reach and focus on local content. Our eCommerce channel, which is a strong source of new customers and allows clients to self service there own online recruitment needs, grew revenue approximately 25.0% for the year, however the product experienced slower rates of growth in the latter half of 2006. We are currently evaluating product and marketing changes related to our eCommerce channel to offset any effect of moderating economic growth. Even as the United States economy demonstrated signs of slowing growth, our revenue growth trends continued to outpace the overall market and we believe that Monster continued to gain market share in the North America market. We will continue to monitor domestic economic growth and other employment related factors that may affect our business and will not hesitate to adjust our business plan if conditions warrant.

Careers – North America continued to invest in its infrastructure and sales force in 2006, as total operating expenses grew 22.9% over the 2005 period. Our marketing expense is now 22.1% of our revenue, compared to 24.3% in the 2005 period. Marketing declined as a percentage of revenue primarily due to the timing of television advertising launched in the fourth quarter of 2006. Our highly targeted marketing efforts and ongoing product enhancements, such as the redesign of our www.monster.com website, is resulting in broadening user engagement levels and improved monetization. As a result, our job postings and resume views by employers grew faster than seeker metrics, and the number of My Monster accounts grew approximately 10.0% compared to 2005. We added over 300 employees in 2006, primarily related to our sales force and continue to monitor our revenue per employee. Despite these continued investments in our core business, we delivered an operating margin of 34.5% for the year ended December 31, 2006, compared to 32.8% in the 2005 period.

Monster Careers - International

The operating results of our Monster Careers – International division for the years ended December 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$306,280	100.0%	$187,118	100.0%	$119,162	63.7%

Selling, general and administrative	273,243	89.2%	183,678	98.2%	89,565	48.8%
Depreciation and amortization*	15,614	5.1%	10,717	5.7%	4,897	45.7%

Operating income (loss)	$17,423	5.7%	$(7,277)	-3.9%	$24,700	339.4%

* Includes approximately $660 of amortization of stock based compensation in the 2006 period.

Our Monster Careers – International division demonstrated significant revenue growth of 63.7% in 2006, mainly driven by investments in key European and Asian countries, coupled with increased production from a growing sales force. We were able to increase revenue in each country where we operate and our International revenue now comprises 27.4% of consolidated revenue, compared to 22.9% in 2005. Our strategic positioning in key European countries, such as the United Kingdom, France, Germany and the Netherlands, has positioned us to take advantage of the continued migration of help wanted advertising online. Our operations in Asia continue to grow at a healthy pace and continue to make substantive contributions to our International revenue. We are excited about long-term prospects for profitable growth in Asia and believe our investments will position us to benefit from the larger labor pool, strong economic growth and rapid Internet adoption across the region. In 2006, we continued to expand our services into new International markets, through low-cost strategic initiatives that have placed us in the Middle East Gulf region, Mexico, Turkey and Russia. We believe that our reach and presence in International markets offers a global recruitment solution that separates us from our competitors.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Our marketing expense more than doubled compared to 2005 as we allocated additional spending across various countries in Europe and Asia. The investments in marketing are driving brand awareness, increased levels of job seeker and employer traffic to our websites and higher user engagement levels. In 2006, we continued to add headcount and believe that there are opportunities to continue to expand our sales force into 2007. Our presence in Asia presents us with an opening to engage the region's dynamic innovation and creativity to elevate our products and strategy. We are determined to leverage our global position and believe that new products and innovation are critical to diversifying and improving our current product offerings. We generated an operating margin of 5.7% in 2006 despite increasing operating expenses by 48.6%.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees division for the years ended December 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Revenue	$152,345	100.0%	$109,553	100.0%	$42,792	39.1%

Selling, general and administrative	100,149	65.7%	70,625	64.5%	29,524	41.8%
Depreciation and amortization*	7,134	4.7%	4,703	4.3%	2,431	51.7%

Operating income	$45,062	29.6%	$34,225	31.2%	$10,837	31.7%

* Includes approximately $369 of amortization of stock based compensation in the 2006 period.

Our Internet Advertising & Fees division posted revenue growth of 39.1% in its first year of fully dedicated management, concentrated focus and execution. The main drivers of revenue growth were lead generation and display advertising, which constitute approximately 75.0% of our revenue stream, and provide us with a diversified revenue source, not dependent on employment. Our lead generation business presents a unique opportunity, in that our sites are highly focused and central to key events in people lives. For example, our Fastweb business provides students with tools, resources and information to assist them in finding a college, obtaining financial aid and qualifying for scholarship opportunities. We believe that online advertising, which is a $16 billion market, presents a significant growth opportunity for us, as our audience is appealing to both brand and employment advertisers. We partner with over 50% of the largest national online advertisers and believe there is significant opportunity to expand our reach and brand recognition. In 2007, we expect to expand our offerings in Europe. Our large global user base, portfolio of work/life related websites and commitment to relevant user-oriented content support our optimism for this division as we enter 2007.

We posted an operating margin of 29.6% in 2006, slightly lower than our 2005 levels. We have invested in this business through a mix of marketing, sales force and technology. We have increased our marketing spend in 2006 and are placing an increased emphasis on brand recognition within our portfolio of websites. We have committed to growing our business and have added headcount in 2006, and we have realigned our sales force across the United States to more efficiently sell our products. We are committed to investing in technology to broaden our user content and increase our engagement levels. We believe that it is critical that we continue to invest in this business, as we are in the early stages of growing this business and laying the foundation for the future.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	% of Revenue	2005	% of Revenue	Increase	% Increase
Salaries and related	$411,849	36.9	$331,051	40.5	$80,798	24.4
Office and general	201,457	18.0	151,867	18.6	49,590	32.7
Marketing and promotion	273,506	24.5	194,721	23.8	78,785	40.5

Operating expenses	$886,812	79.4	$677,639	82.8	$209,173	30.9

Operating income	$229,864	20.6	$140,632	17.2	$89,232	63.5

Operating expenses grew 30.9% in 2006 compared to the prior year period, mainly as a result of investments in marketing, sales and product enhancements. We increased operating expenses across all of our operating segments, primarily as a result of increased headcount and promotion of our Monster Careers brand. We increased global headcount by 37.2% over the 2005 period, primarily for sales and support staff in our Monster Careers – North America and International segments. As a result, we incurred higher salary, commission and benefits costs. Included in the 2005 period is $11.9 million of non-cash stock based compensation costs associated with the stock option findings of the Special Committee. These costs were recorded as a component of "corporate operating expenses" and no such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding stock options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In addition, we recorded $18.3 million of costs related to our ongoing stock option investigation in the 2006 period. These costs primarily relate to professional fees and $5.0 million relates to compensate former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In 2006, we recorded $10.8 million of compensation expense related to our equity compensation plans, primarily our 2006 RSU Plan and for executive stock bonus arrangements. Marketing increased $78.8 million over the prior year period as a result of allocating greater resources to expanding our brand recognition and strengthening our reach in our International Careers segment. We also stepped up our marketing efforts in North America to drive further penetration into local markets. We will continue to market our services heavily throughout Europe and Asia while keeping our marketing and promotion expenses in line with our revenue expectations.

Income Taxes

Income taxes for the years ended December 31, 2006 and 2005 are as follows:

	December 31,		Increase
(dollars in thousands)
	2006	2005	$	%

Income from continuing operations before income taxes	$248,344	$145,462	$102,882	70.7
Income taxes	$87,661	$51,641	$36,020	69.8
Effective tax rate	35.30%	35.50%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $3.3 million of income tax benefits relating to the stock option findings of the Special Committee. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During

2006, we absorbed the remainder of our U.S. Federal tax loss carryovers, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $15.0 million of U.S. Federal income tax during 2006 and expect to pay the remainder of our 2006 income tax liability in March 2007, which is approximately $29.0 million. In 2007, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability.

Earnings Per Share

Diluted earnings per share was $0.28 for the year ended December 31, 2006, primarily as a result of our $116.5 million loss from discontinued operations, net of tax. Our loss from discontinued operations decreased our diluted earnings per share by $0.89 and is primarily related to the disposition of our Advertising and Communications business in North America. Our diluted shares increased 5.0% over the prior year period, mainly a result of additional shares issued in connection with employee stock option exercises. Our share of the net loss from ChinaHR, our 44.4% equity investment, is recorded as a loss in equity interest in our statement of operations, and was $7.1 million or a $0.05 negative impact on our diluted earnings per share. We repurchased 794,584 shares in 2006 to offset additional dilution associated with a higher average stock price.

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Monster Careers – North America

The operating results of our Monster Careers – North America division for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Revenue	$521,600	100.0%	$405,500	100.0%	$116,100	28.6%

Selling, general and administrative	333,924	64.0%	286,427	70.6%	47,497	16.6%
Depreciation and amortization	16,787	3.2%	15,053	3.7%	1,734	11.5%

Operating income	$170,889	32.8%	$104,020	25.7%	$66,869	64.3%

Monster Careers – North America increased revenue 28.6% in 2005 compared to the prior year period, mainly as a result of hiring initiatives in the latter half of 2004, which added additional sales and support staff. In 2005, our eCommerce channel, which allows clients to self service their accounts online without assistance, continued to attract new customers and generate strong revenue. Our North American business represented 63.7% of our consolidated revenue, down from 68.3% in the 2004 period.

Operating expenses at our Monster Careers – North America division increased 16.3% primarily due to the addition of approximately 100 employees across North America during the 2005 period. As a result, we incurred higher salary, benefits and commission costs. We also increased our marketing spend as we targeted more local businesses and promoted our eCommerce channel. Our strong top-line growth offset additional incremental investments and as a result, we delivered an operating margin of 32.8%, compared to 25.7% in the 2004 period.

Monster Careers – International

The operating results of our Monster Careers – International division for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Revenue	$187,118	100.0%	$110,871	100.0%	$76,247	68.8%

Selling, general and administrative	183,678	98.2%	105,830	95.5%	77,848	73.6%
Depreciation and amortization	10,717	5.7%	7,125	6.4%	3,592	50.4%

Operating income (loss)	$(7,277)	-3.9%	$(2,084)	-1.9%	$(5,193)	-249.2%

Revenue at our Monster Careers – International business increased $76.2 million, mainly as a result of strategic acquisitions and investments in sales force during the latter half of 2004. Our acquisitions of jobpilot GmbH in Germany and Emailjob.com in France increased our presence in two key European markets. In addition, we acquired JobKorea in the fourth quarter of 2005, which provides us with a leading presence in one of Asia's largest and emerging online markets.

In 2005, we increased our headcount, with a balanced investment across both Europe and the Asia/Pacific. We continued to invest in marketing and expanding our brand recognition, primarily in the countries where we strive to maintain or reach a leadership position. As a result of these strategic investments, our operating loss increased $5.2 million to $7.3 million in 2005.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees division for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Revenue	$109,553	100.0%	$77,538	100.0%	$32,015	41.3%

Selling, general and administrative	70,625	64.5%	52,195	67.3%	18,430	35.3%
Depreciation and amortization	4,703	4.3%	5,414	7.0%	(711)	-13.1%

Operating income	$34,225	31.2%	$19,929	25.7%	$14,296	71.7%

Our Internet Advertising & Fees business grew revenue by 41.3% as we experienced strong growth in both our lead generation business and display advertising. Our sites offer compelling content that is appealing to both consumers and advertisers. In 2004, we purchased Military.com and Tickle.com, two highly visited websites that offer specific relevant content for different user bases. Our revenue was 13.4% of our consolidated revenue in 2005, slightly up compared to 13.1% in the 2004 period.

Operating income for the Internet Advertising & Fees division increased $14.3 million, even as we continued to invest in the business, both in sales force and in marketing. We increased our operating expenses by 30.8% in 2005, which includes $11.8 million of incremental operating expenses in 2005 related to acquisitions completed in 2004.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands)	2005	% of Revenue	2004	% of Revenue	Increase	% Increase
Salaries and related	$331,051	40.5	$251,213	42.3	$79,838	31.8
Office and general	151,867	18.6	123,274	20.8	28,593	23.2
Marketing and promotion	194,721	23.8	149,090	25.1	45,631	30.6

Operating expenses	$677,639	82.8	$523,577	88.2	$154,062	29.4

Operating income	$140,632	17.2	$70,332	11.8	$70,300	100.0

Our total operating expenses grew 29.4% over the 2004 period primarily due to increased headcount at Monster, higher bonus accruals as internal operating targets were exceeded, increased marketing expenditures in North America and Europe and acquisitions. In 2005, we added over 750 employees worldwide, and accordingly, we have incurred higher salaries and related costs. Our marketing and promotion expenses increased as a result of increased branding efforts across each of our geographic regions. Included in salaries and related expenses is $11.9 million and $11.2 million in 2005 and 2004, respectively, of non-cash stock based compensation expense relating to the stock option findings of the Special Committee. The stock option adjustments impacting continuing operations are recorded as a component of corporate expenses for all periods presented.

Income Taxes

Income taxes for the years ended December 31, 2005 and 2004 are as follows:

	December 31,		Increase

(dollars in thousands)
	2005	2004	$	%
Income (loss) from continuing operations before income taxes	$145,462	$68,273	$77,189	113.1
Income taxes	51,641	25,135	26,506	105.5
Effective tax rate	35.5%	36.8%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 and 2004 periods are $3.3 million and $3.0 million of income tax benefits relating to the stock option findings of the Special Committee, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities.

Earnings Per Share

Diluted earnings per share were $0.79 compared to $0.49 in the 2004 period, an increase of 61.2%. Diluted weighted average shares in the 2005 period increased mainly as a result of incremental dilution associated with a higher average stock price in the 2005 period, as well as additional share issuances for stock option exercises. Income from continuing operations was 11.1% of total revenue in the 2005 period, compared to 7.3% in the 2004 period.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

(in thousands)	Years Ended December 31,
	2006	2005	2004

Cash and cash equivalents	$58,680	$196,597	$198,111
Marketable securities	537,893	123,747	-

Cash and cash equivalents and marketable securities	$596,573	$320,344	$198,111

Percentage of total assets	30.3%	19.1%	12.7%

Cash provided by operating activities of continuing operations	$249,564	$220,818	$104,079
Cash used for investing activities of continuing operations	(450,134)	(269,097)	(123,333)
Cash provided by financing activities of continuing operations	42,757	55,355	97,826
Cash provided by (used in) discontinued operations	16,277	(4,255)	(25,336)
Effect of exchange rates on cash	3,619	(4,335)	2,620

Our principal capital requirements have been to fund (i) working capital, (ii) marketing our Monster brand, (iii) acquisitions and (iv) capital expenditures. Due to the dispositions that occurred through the first twelve months of 2006, we expect to incur lower cash commitments over the next several years. The commitments as of December 31, 2006 related to our continuing operations are as follows:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase commitments - advertising contracts (1)	$8,444	$7,348	$1,096	$-	$-
Capital Lease Obligations	84	84	-	-	-
Operating Lease Obligations	270,182	37,666	67,070	48,693	116,753
Acquisition Notes Payable	22,984	22,984	-	-	-
Other Notes Payable	596	181	367	48	-
Payables related to disposed businesses (2)	14,155	5,181	1,711	4,419	2,844

Total	316,445	$73,444	$70,244	$53,160	$119,597

(1)
Represents contracts for purchases of advertising as well as commitments related to certain marketing programs.

(2)
Primarily related to operating lease obligations and contractual closing costs.

In addition to the cash commitments above, the Company has certain rights and obligations, the amount and likelihood of which are not currently determinable, to acquire a 51% or more interest in its equity investee, ChinaHR, in the event of an initial public offering by ChinaHR or subsequent to February 1, 2008, whichever comes first.

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

In 2006, we recorded $13.3 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York ("USAO") and the preparation and review of our restated consolidated financial statements. In the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of "salaries and related" expenses to compensate optionees whose options expired during the period that our equity compensation programs were suspended.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2007 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

During 2006, we absorbed the remainder of our U.S. Federal tax loss carryovers, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $15.0 million of U.S. Federal income tax during 2006 and expect to pay the remainder of our 2006 income tax liability in March 2007, which is approximately $29.0 million. In 2007, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability.

As of December 31, 2006, we had cash and cash equivalents and marketable securities of $596.6 million, compared to $320.3 million as of December 31, 2005. Our increase in cash and marketable securities of $276.3 million in the twelve months ended December 31, 2006, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $268.8 million for the year ended December 31, 2006 and resulted from $153.6 million of income from continuing operations and $80.0 million of net non-cash items, increased by a $35.2 million change in working capital. Strong revenue, accompanied by operating efficiencies, continually improved operating margins and thus cash flows from operations in 2006. Deferred revenue continued to increase in 2006, resulting in a $116.6 million increase to cash from operations and displaying our success in driving more business to Monster. Cash flow from operating activities in 2006 was increased by $19.2 million from cash generated in our discontinued Advertising and Communications businesses.

We used $453.1 million of cash for investing activities for the year ended December 31, 2006. The use of cash mainly reflects our net cash purchase of marketable securities of $414.1 million as we invested our capital in investments that yield higher returns. In addition, we acquired an additional 4.4% equity interest in ChinaHR.com for $19.9 million and funded $10.0 million to ChinaHR under a previously established credit facility. We also paid $17.0 million in connection with the acquisition of Education.org in our Internet Advertising & Fees segment. Capital expenditures were $55.6 million in 2006, as we invested in expanding our infrastructure and systems in Europe and Asia. Offsetting our cash used for investing activities was $69.2 million of net proceeds from the sale of businesses in our former Advertising and Communications division.

We generated cash from financing activities in 2006, resulting from $92.3 million of cash received from employee stock option exercises and $17.4 million related to the tax benefit on stock options exercised. In addition, we used $22.8 million of cash in a structured stock repurchase, which resulted in the repurchase of 500,000 shares and $14.4 million used to repurchase 294,584 shares of common stock in open market transactions. During the year ended December 31, 2006, we paid $29.2 million for seller notes on businesses acquired in prior periods.

In March 2006, we extended a credit facility to ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. Through December 31, 2006, we advanced $10.0 million to ChinaHR under the credit facility.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through December 31, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45.1 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") which is effective for fiscal years beginning after December 15, 2006. The new guidance will be effective for us on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the potential impact of this interpretation.

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

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the year ended December 31, 2006. The Company has evaluated the impact of SAB 108 and has concluded that SAB 108 did not have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The amended and restated secured revolving credit facility provides for maximum borrowings of $125 million at our request under certain conditions with an expiration date of June 30, 2008. Under the amended and restated credit facility, loans will bear interest, at our option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization EBITDA as defined in the amended and restated revolving credit agreement or (2) the London Interbank Offered Rate LIBOR plus a margin determined by the ratio of our debt to EBITDA as defined in the amended and restated revolving credit agreement. The amended and restated agreement contains certain covenants which restrict, among other things, our ability to borrow, pay dividends, repurchase our common stock, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2006, the utilized portion of our financing agreement was $2.3 million for standby letters of credit and $97.7 million was unused.

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

We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including money market funds, commercial paper, auction rate bonds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of December 31, 2006, net unrealized losses on these investments were not material.

We have a presence in 36 countries around the world. For the year ended December 31, 2006, approximately 29% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2006, our cumulative translation adjustment account increased $52.0 million, primarily attributable to the weakening of the U.S. dollar against the Euro, the Swedish Krona and the British Pound.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monster Worldwide, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 22, 2007

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$58,680	$196,597
Available-for-sale securities	537,893	123,747
Accounts receivable, net of allowance for doubtful accounts of $11,924 and $11,049 in 2006 and 2005, respectively	444,747	258,848
Prepaid and other	82,488	54,651
Current assets of discontinued operations	-	139,216

Total current assets	1,123,808	773,059

Property and equipment, net	102,402	80,977
Goodwill	589,041	521,717
Intangibles, net	51,695	55,602
Investment in unconsolidated affiliate	59,625	46,758
Other assets	43,232	29,755
Non-current assets of discontinued operations	-	170,847

Total assets	$1,969,803	$1,678,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,098	$37,062
Accrued expenses and other current liabilities	218,319	162,999
Income taxes payable	84,433	49,403
Deferred revenue	444,145	327,429
Current portion of long-term debt	23,249	31,378
Current liabilities of discontinued operations	-	97,674

Total current liabilities	826,244	705,945

Long-term debt, less current portion	415	15,678
Deferred income taxes	32,594	22,374
Other long-term liabilities	865	1,241
Non-current liabilities of discontinued operations	-	137

Total liabilities	860,118	745,375

Commitments and Contingencies (Notes 14 and 17)
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	-	-
Common stock $.001 par value, authorized 1,500,000 shares; issued: 125,724 and 121,830 shares, respectively; outstanding: 123,802 and 120,703 shares, respectively	126	122
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,636,023	1,548,936
Accumulated other comprehensive income	87,632	35,515
Accumulated deficit	(614,101)	(651,238)

Total stockholders' equity	1,109,685	933,340

Total liabilities and stockholders' equity	$1,969,803	$1,678,715

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue	$1,116,676	$818,271	$593,909

Salaries and related	411,849	331,051	251,213
Office and general	201,457	151,867	123,274
Marketing and promotion	273,506	194,721	149,090

Total operating expenses	886,812	677,639	523,577

Operating income	229,864	140,632	70,332

Interest income (expense), net	16,524	3,270	(1,335)
Other, net	1,956	1,560	(724)

Interest and other, net	18,480	4,830	(2,059)

Income from continuing operations before income taxes and equity interest	248,344	145,462	68,273
Income taxes	87,661	51,641	25,135
Losses in equity interest	(7,096)	(3,397)	-

Income from continuing operations	153,587	90,424	43,138
Income (loss) from discontinued operations, net of tax	(116,450)	7,770	15,598

Net income	$37,137	$98,194	$58,736

Basic earnings (loss) per share:
Income from continuing operations	$1.20	$0.74	$0.37
Income (loss) from discontinued operations, net of tax	(0.91)	0.06	0.13

Net income	$0.29	$0.80	$0.50

Diluted earnings (loss) per share:*
Income from continuing operations	$1.17	$0.72	$0.36
Income (loss) from discontinued operations, net of tax	(0.89)	0.06	0.13

Net income	$0.28	$0.79	$0.49

* - 2005 Diluted earnings per share does not add due to rounding.
Weighted average shares outstanding:
Basic	128,077	122,055	117,738
Diluted	131,247	125,038	120,075

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2003	109,216	4,762	$1,249,731	$(808,168)	$58,928	$500,491

Net income	-	-	-	58,736	-	58,736
Net unrealized loss on forward foreign exchange contracts	-	-	-	-	(35)	(35)
Change in cumulative foreign currency translation adjustment	-	-	-	-	39,134	39,134

Comprehensive income	-	-	-	-	-	97,835

Public offering of common stock	2,500		55,673	-	-	55,673
Issuance of common stock in connection with business combinations	2,147	-	56,940	-	-	56,940
Issuance of common stock for stock option exercises, 401(k) match and other	2,627		50,091	-	-	50,091
Tax benefit (reversals) of stock options exercised	-	-	(2,569)	-	-	(2,569)
Stock based compensation - stock options	-	-	16,064	-	-	16,064
Stock based compensation - restricted stock	207	-	5,090	-	-	5,090

Balance, December 31, 2004	116,697	4,762	$1,431,020	$(749,432)	$98,027	$779,615

Net income	-	-	-	98,194	-	98,194
Net unrealized gain on forward foreign exchange contracts and other	-	-	-	-	269	269
Change in cumulative foreign currency translation adjustment	-	-	-	-	(62,781)	(62,781)

Comprehensive income	-	-	-	-	-	35,682

Issuance of common stock for stock option exercises, 401(k) match and other	4,996	-	99,323	-	-	99,323
Tax benefit of stock options exercised	-	-	12,556	-	-	12,556
Repurchase of common stock	-	-	(9,304)	-	-	(9,304)
Stock based compensation - stock options	-	-	12,733	-	-	12,733
Stock based compensation - restricted stock	137	-	2,735	-	-	2,735

Balance, December 31, 2005	121,830	4,762	$1,549,063	$(651,238)	$35,515	$933,340

Net income	-	-	-	37,137	-	37,137
Net unrealized gain on forward foreign exchange contracts and other	-	-	-	-	82	82
Change in cumulative foreign currency translation adjustment	-	-	-	-	52,035	52,035

Comprehensive income	-	-	-	-	-	89,254

Issuance of common stock in connection with business combinations	20		1,164			1,164
Issuance of common stock for stock option exercises, 401(k) match and other	3,776	-	94,628	-	-	94,628
Tax benefit of stock options exercised	-	-	17,972	-	-	17,972
Repurchase of common stock	(7)	-	(37,492)	-	-	(37,492)
Stock based compensation - restricted stock	105	-	10,819	-	-	10,819

Balance, December 31, 2006	125,724	4,762	$1,636,154	$(614,101)	$87,632	$1,109,685

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
Cash flows provided by operating activities:
	2006	2005	2004

Net income	$37,137	$98,194	$58,736

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	116,450	(7,770)	(15,598)
Depreciation and amortization	39,780	33,423	28,679
Provision for doubtful accounts	9,055	8,447	5,530
Tax benefit on stock based compensation	17,972	12,556	(2,569)
Excess tax benefit from stock option exercises	(17,402)	-	-
Non-cash compensation	10,819	14,620	13,929
Common stock issued for matching contribution to 401(k) plan	1,854	3,813	4,280
Deferred income taxes	10,781	24,826	27,472
Minority interests and other	7,096	3,653	(155)
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	(171,312)	(81,892)	(51,777)
Prepaid and other	(21,817)	(17,796)	7,064
Deferred revenue	116,556	92,198	75,539
Accounts payable, accrued liabilities and other	92,595	36,546	(47,051)
Net cash provided by (used for) operating activities of discontinued operations	19,201	752	(11,544)

Total adjustments	231,628	123,376	33,799

Net cash provided by operating activities	268,765	221,570	92,535

Cash flows used for investing activities:
Capital expenditures	(55,606)	(35,691)	(12,549)
Purchase of marketable securities	(1,722,425)	(118,461)	-
Sales and maturities of marketable securities	1,308,279	-	-
Payments for acquisitions and intangible assets, net of cash acquired	(19,601)	(119,615)	(117,594)
Investment in unconsolidated affiliate	(19,936)	(50,137)	-
Sale of long-term investment and other	-	4,716	-
Net proceeds from sale of businesses	69,155	50,091	6,810
Cash funded to equity investee	(10,000)	-	-
Net cash used for investing activities of discontinued operations	(2,924)	(5,007)	(13,792)

Net cash used for investing activities	(453,058)	(274,104)	(137,125)

Cash flows provided by financing activities:
Payments on capitalized leases	(171)	(1,814)	(1,472)
Payments on acquisition debt	(29,245)	(28,553)	(2,186)
Cash received from the exercise of employee stock options	92,263	95,026	45,811
Excess tax benefits from stock option exercises	17,402	-	-
Repurchase of common stock	(14,734)	(9,304)
Structured stock repurchase	(22,758)	-	-
Proceeds from the issuance of common stock	-	-	55,673

Net cash provided by financing activities	42,757	55,355	97,826

Effects of exchange rates changes on cash	3,619	(4,335)	2,620
Net increase (decrease) in cash and cash equivalents	(137,917)	(1,514)	55,856
Cash and cash equivalents, beginning of period	196,597	198,111	142,255

Cash and cash equivalents, end of year	$58,680	$196,597	$198,111

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except shares and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Monster Worldwide, Inc. (the "Company") has continuing operations that consist of three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising & Fees. Revenue in the Company's Monster Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. Revenue in the Company's Internet Advertising & Fees division is primarily earned from the display of advertisements on the Monster network of websites, click-throughs on text based links, leads provided to advertisers and subscriptions to premium services. The Company's Monster Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services in North America.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, net realizable values on long-lived assets and deferred tax assets and liabilities, certain accrued expense accounts, deferred revenue, goodwill and revenue recognition. Actual results could differ from those estimates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

Business Combinations and Dispositions

The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Therefore, the consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 1, 2005 through December 31, 2006, the Company completed three business combinations. There were no significant business acquisitions during the year ended December 31, 2004. Note 4 to the financial statements contains a full discussion of the Company's business combinations occurring in the 2004, 2005 and 2006 periods. Although none of the following acquisitions were considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment/Region

Emailjob.com SAS	February 11, 2005	Monster Careers - International
JobKorea	October 14, 2005	Monster Careers - International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

The Company accounts for business dispositions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company's continuing operations have been restated to reflect such dispositions in each period presented. See Note 5 to the financial statements for further discussion of the Company's disposition transactions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. The Company recognizes revenue as follows for each of its reportable segments:

Monster Careers (both North America and International).    The Company's Monster Careers segments predominately earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.    The Company's Internet Advertising & Fees division primarily earns revenue from the display of advertisements on the Monster network of websites, click throughs on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of "click-throughs" on text based links as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's listing. Revenue from our lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription. Unearned revenues are reported on the balance sheet as deferred revenue.

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Since the majority of the Company's debt carries fixed interest rates, the obligation is recorded at the present value of the future payments, which approximates fair value.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better. As of December 31, 2006 the Company held available-for-sale investments with a fair value of $537.9 million. These investments are subject to fluctuations based on changes in interest rates and market prices.

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

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, which primarily consist of money market funds and commercial paper, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically payroll and other contractual obligations disbursed on or near the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.

The Company's marketable securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net in the statements of operations. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2006 primarily consisted of auction rate bonds, commercial paper and bank time deposits with original maturities greater than ninety days.

Accounts Receivable

The Company's accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Write-offs and Other	Ending Balance

2006	$11,049	$9,055	$(8,180)	$11,924
2005	$9,861	$8,447	$(7,259)	$11,049
2004	$6,048	$5,530	$(1,717)	$9,861

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

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. In connection with the change in the composition of the Company's operating segments in 2006, goodwill was allocated among the new operating segments based upon the fair value of the new segments as of January 1, 2006. Based on impairment tests performed, there was no impairment of goodwill for the three years ending December 31, 2006.

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

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company's evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2006, there were no impairment indicators present.

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

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk and unrealized gains and unrealized losses related to the Company's available-for-sale securities, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company did not grant any stock options during the year ended December 31, 2006. The Company awards stock options, non-vested stock and restricted stock units to employees, directors and executive officers. See Note 3 to the financial statements for further discussion of the equity components that the Company awards.

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and restricted stock bonus awards, is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 1,280,000, 5,139,000, and 6,302,000 for the years ended

December 31, 2006, 2005, and 2004, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
(thousands of shares)
	2006	2005	2004
Basic weighted average shares outstanding	128,077	122,055	117,738
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	3,170	2,983	2,337

Diluted weighted average shares outstanding	131,247	125,038	120,075

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION

On June 12, 2006, the Company announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee and its advisors conducted an extensive review of the Company's historical stock option grants and related accounting, including an assessment and review of the Company's accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company's executive management and Board of Directors.

The Special Committee determined that the exercise price of a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. In most cases, the original date assigned to the grant corresponded to the date as of which a unanimous written consent ("UWC") was executed by the members of the compensation committee of the Company's Board of Directors, but the date of that consent did not correspond to the actual date on which each individual optionee and the number of shares underlying each option was determined. The Company believes that the dates as of which the UWCs were dated were earlier than the dates on which they were actually executed. In a significant number of instances, the stock price on the assigned date (the date as of which the UWC was executed) was lower, sometimes substantially lower, than the price on the date the award may be deemed to have actually been determined. The Company believes that this practice was done intentionally, by persons formerly in positions of responsibility at the Company for the purpose of issuing options at a higher intrinsic value than would have otherwise been the case.

Restatement Methodology

Historically, the Company has generally accounted for stock option grants as if the options were granted at an exercise price no less than fair market value as indicated by the closing price of a share of the Company's common stock trading on the NASDAQ National Market on either the "as of" date reflected on the relevant UWC of the Compensation Committee of the Board of Directors or the date of minutes of an actual Compensation Committee meeting ("Minutes"). A majority of stock options granted during the period under review were granted pursuant to UWCs. The UWCs, by their terms, typically referred to an attached Schedule A listing the specific names of the grantees and the number of shares subject to each option. The UWCs that have been located by the Company, however, either have no Schedule A annexed to them, or where one is attached, it frequently does not match the Company's electronic stock option database.

The Company has therefore concluded that neither the "as of" dates referenced on Compensation Committee UWCs nor the dates of Minutes can be relied on as proper option grant measurement dates. The Company has been unable to ascertain with any degree of certainty when, if ever, UWCs or

Minutes with full, complete and final Schedule A's were reviewed and approved by the Compensation Committee.

In light thereof, the Company has concluded that the most appropriate and accurate source of data to determine option grant measurement dates is the electronic record of option grant information in its electronic stock option database program known as Transcentive, which went into use in late 1998. The entry into Transcentive of the specific grantee information as to each stock option grant constituted an acknowledgement by the Company to the grantee of the grantee's legal entitlement to the grant and, in the absence of authoritative information as to when grants were actually approved by the Company provides an appropriate measurement date framework based on entitlement. For option grants made subsequent to the implementation of Transcentive, the Company has calculated the restated intrinsic value using a grant measurement date based on when the option data was entered into the database program (the "Creation Date"). For options granted prior to the implementation of Transcentive, the new measurement date was determined by applying the average lag time between the "as of" date and the Creation Date for options granted subsequent to the implementation of Transcentive to the original option grant date in order to approximate a reliable measurement date. The average lag period between the date as of which UWCs were executed and the date that options purportedly granted by such consents were inputted into the Company's Transcentive system was ninety-seven days. For grants prior to December 1998, the Company has therefore used measurement dates equating to ninety-seven days following the date as of which the UWC relating to such options were executed.

Given the volatility of the Company's common stock, the use of another measurement date could have resulted in a substantially higher or lower cumulative compensation expense. This in turn would have caused net income or loss to be different than amounts reported in the restated consolidated financial statements.

Findings

Based on the findings of the Special Committee, management of the Company has concluded that the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, the selected financial information as of and for the years ended December 31, 2002 and 2001 and the quarterly periods in 2005 and 2004 should be restated to record additional non-cash stock based compensation expenses and related income tax effects resulting from the stock option review. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods were not materially effected as a result of this restatement.

On December 13, 2006, the Company amended its Form 10-K for the year ended December 31, 2005 to reflect additional non-cash stock based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003.

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

These restated consolidated financial statements include cumulative compensation expense, net of income taxes, of $248,324 as of December 31, 2003, which is recorded as an adjustment to opening accumulated deficit as of January 1, 2004 included in the consolidated statement of stockholders' equity.

The following table reflects the non-cash stock based compensation expense and related income tax benefit by year, including the cumulative effect on accumulated deficit for all periods prior to December 31, 2003:

	(As previously reported) Net income (loss)	Pre-tax adjustments	Income tax benefit	(As restated) Net income (loss)
Year Ended December 31, 1997	$61,302	$(9,461)	$2,280	$54,121
Year Ended December 31, 1998	46,218	(7,086)	1,767	40,899
Year Ended December 31, 1999	8,158	(42,916)	8,863	(25,895)
Year Ended December 31, 2000	50,863	(79,348)	15,061	(13,424)
Year Ended December 31, 2001	69,020	(80,792)	15,211	3,439
Year Ended December 31, 2002	(534,896)	(56,489)	11,546	(579,839)
Year Ended December 31, 2003	(81,864)	(34,697)	7,737	(108,824)

Cumulative effect at December 31, 2003		$(310,789)	$62,465

Year Ended December 31, 2004	73,104	(16,064)	1,696	58,736
Year Ended December 31, 2005	107,432	(12,733)	3,495	98,194
Total		$(339,586)	$67,656

The following table reflects the impact of the adjustments on the Company's continuing and discontinued operations in the Company's consolidated statements of operations for the periods presented below:

	Years Ended December 31,
Category of adjustments:	2005	2004	Cumulative (January 1, 1997 through December 31, 2005)
Stock option grant date changes - continuing operations	$11,885	$11,206	$174,705
Stock option grant date changes - discontinued operations	848	4,858	164,881

Pre-tax stock option expense adjustments	12,733	16,064	339,586

Income tax impact on grant date changes - continuing operations	(3,283)	(3,003)	(46,454)
Income tax impact on grant date changes - discontinued operations	(212)	(1,190)	(26,002)
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes - continuing operations	-	2,497	4,800

Income tax benefit	(3,495)	(1,696)	(67,656)

Total adjustments to net income (loss)	$9,238	$14,368	$271,930

The Company has notified the Internal Revenue Service of the stock option review and results thereof. Under Section 162(m), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

Certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board of Directors approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction is made by increasing the exercise price to the same value used in connection with the financial statement restatement. For individuals who agree to the modification, the Company will compensate them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. This amount is payable after January 1, 2008. Assuming all individuals agree to the modification, the cash payment is expected to be approximately $331.

In 2006, the Company recorded approximately $13,300 of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. Included in these fees are costs related to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York ("USAO") and the preparation and review of our restated consolidated financial statements. In the fourth quarter of 2006, the Company recorded approximately $5,000, as a component of "salaries and related" expenses to compensate optionees whose options expired during the period that the Company's equity compensation programs were suspended. In exchange for payment, the Company has requested a release of any liability.

The Company expects to continue to incur significant professional fees related to the ongoing stock option investigation. While the Company cannot quantify or estimate the amount or timing of these costs throughout 2007 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 17 for further discussion.

3. STOCK-BASED COMPENSATION

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R, using the modified prospective transition method beginning January 1, 2006. Using that transition method, results for prior periods have not been restated and stock based compensation costs during the year ended December 31, 2006 include: (a) compensation cost for all share based payments granted, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value in accordance with the provisions of SFAS 123R. The Company recognized incremental stock-based compensation expense of $148 during 2006 as a result of the adoption of SFAS No. 123R, which had an immaterial impact on its income from continuing operations and net income. There was no material impact on basic or diluted earnings per share due to the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in 2006 the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The total income tax benefit for stock-based compensation costs was $570 for the year ended December 31, 2006, which primarily related to vested stock awards. The Company does not capitalize compensation costs as a part of assets. The Company grants stock options, non-vested stock and restricted stock units to employees, directors and executive officers.

As of December 31, 2006, the Company has the following stock-based employee compensation plans:

Employee Stock Options.    The Company recognized approximately $148 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options for year ended December 31, 2006. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model. The Company does not anticipate recognizing any material compensation expense associated with employee stock options in future periods. As of January 1, 2006, substantially all of the Company's employee stock options were vested.

Executive Stock Bonus Arrangements.    From time to time, the Company enters into separate share-based payment arrangements with executive officers and directors. The terms of such agreements are subject to various specified performance and vesting conditions. As of December 31, 2006, there were approximately 486,530 non-vested shares outstanding related to executive agreements with varying exercise prices. The Company measured the equity awards using the fair market value of the Company's common stock on the date the award was approved by the Compensation Committee of the Board of Directors. These awards are amortized on a straight-line basis over the vesting period. The Company recognized pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers of approximately $5,801, $2,735 and $2,722 for the three years ended December 31, 2006, respectively.

2006 Restricted Stock Unit Plan.    On March 27, 2006, the Compensation Committee of the Board of Directors met and approved the grant of 663,500 restricted stock units to approximately 330 employees of the Company ("2006 RSU Plan"). The amounts of restricted stock units awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the attainment of the optimal performance-based condition is approved by our Compensation Committee, the maximum number of restricted stock units will vest in 25% increments on each of March 5, 2007, March 5, 2008, March 5, 2009 and March 5, 2010, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date. The Company measured the equity award using the fair market value of the Company's common stock on March 27, 2006, which was $48.58 and is amortizing the award on a straight-line basis over the vesting period.

During the second quarter of 2006, the Compensation Committee met and approved the grant of 17,800 restricted stock units to employees of the Company. The Company recorded the equity award at $44.64, which was the closing stock price on the date of approval. For the year ended December 31, 2006, the Company recorded approximately $4,870 respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the 2006 RSU Plan.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the three years ended December 31, 2006:

	December 31, 2006		December 31, 2005		December 31, 2004
(thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,673	$27.94	18,999	$26.20	17,387	$25.09
Granted	-	-	344	28.96	6,301	28.58
Exercised	(3,725)	24.77	(4,853)	19.58	(2,447)	18.72
Forfeited/expired/cancelled	(375)	31.80	(817)	30.85	(2,242)	31.70

Outstanding at year-end	9,573	28.97	13,673	27.94	18,999	26.20

Options exercisable at year-end	6,925	$29.01	9,373	$27.56	10,023	$27.31
Weighted average fair value of options granted during the year		$-		$28.96		$28.60

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of December 31, 2006 and the exercise price of the underlying options. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised was $93,613, $67,657 and $24,589, respectively. In addition, the aggregate intrinsic value of options outstanding was $169,209, $176,235 and $146,479 for each of the three years ended December 31, 2006, respectively.

The following table summarizes information about our stock options outstanding as of December 31, 2006 (share amounts in thousands):

Range of Exercise Prices	Outstanding at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (Years)	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.00 to $20.00	1,491	$10.48	2.9	1,490	10.48
20.01 to 26.00	3,400	24.04	4.1	2,147	23.67
26.01 to 32.00	717	28.96	4.9	391	28.79
32.01 to 50.00	3,349	36.85	4.5	2,281	38.35
50.01 to 97.34	616	58.04	2.6	616	58.04

Total	9,573	28.97	4.0	6,925	29.01

The following table summarizes the activity of our non-vested stock for the year ended December 31, 2006:

	Shares	Weighted Average Fair Value at Grant Date

Non-vested at January 1, 2006	241,309	$29.64
Granted - 2006 RSU Plan	681,300	48.48
Granted - Executive Bonus Agreements	362,500	44.16
Forfieted	(211,300)	48.19
Vested	(104,779)	27.24

Non-vested at December 31, 2006	969,030	44.53

As of December 31, 2006 there was approximately $18,547 and $14,035 of unrecognized compensation cost related to the Company's 2006 RSU Plan and executive stock bonus agreements, respectively. These performance-based awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis. During the years ended December 31, 2006, 2005 and 2004, the fair value of shares vested was $4,801, $3,582 and $5,461, respectively.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires disclosure of the pro forma effects of stock option expense on net income and earnings per share. The Company's prior period financial statements accounted for the issuance of employee stock options using Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. In instances where the Company did not award stock options with a grant price equal to or greater than the closing price of the Company's common stock, the Company recorded compensation costs and related income tax effects in its Consolidated Statements of Operations. The pro forma effects of stock-based compensation on net income and net income per share in the 2005 and 2004 periods have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2005	2004

Risk-free interest rate	4.1%	3.6%
Volatility	42.7%	45.4%
Expected life (years)	4.3	4.4

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The following table illustrates the effect of the restatement adjustments, as discussed in Note 2 to the financial statements, and pro forma effects of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data as follows:

	Years Ended December 31,
	2005	2004
Net income	$98,194	$58,736
Add: Stock based employee compensation expense included in reported net income, net of tax (a)	11,016	16,138
Deduct: Compensation expense determined under fair value based method for all awards, net of tax (a)	(58,018)	(36,911)

Pro forma net income	$51,192	$37,963

Basic earnings per share:
Net income	$0.80	$0.50
Net income - pro forma	0.42	0.32
Diluted earnings per share:
Net income	$0.79	$0.49
Net income - pro forma	0.41	0.32
(a)
Includes adjustments to reflect the impact of the stock option restatement as discussed in Note 2.

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

Included in pro-forma compensation expense for the year ended December 31, 2005 is approximately $19,175, respectively, net of tax, resulting from accelerated vesting that occurred during the year ended December 31, 2005. In addition, the pro-forma compensation expense for the year ended December 31, 2005 includes approximately $25,098, respectively, net of tax, related to the vesting of the December 28, 2004 grant.

4. BUSINESS COMBINATIONS

2005 and 2006 Acquisitions

The following table summarizes the Company's business combinations completed from January 1, 2005 through December 31, 2006. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

	Consideration*	Goodwill Recorded on Acquisition Date	Identified Intangibles	Form of Consideration

Emailjob.comSAS	$22,288	$20,650	$4,504	Cash and debt
JobKorea	98,425	92,058	9,504	Cash and debt
PWP, LLC ("Education.org")	20,901	19,205	2,936	Cash, common stock and debt

*  Net of cash acquired

In February 2005, the Company's Monster Careers-International segment purchased Emailjob.com SAS, a leading online recruiter in France. The acquisition of Emailjob.com SAS was made to help establish Monster's leadership position in France and strengthen the Company's position in a key European market. Under the terms of the purchase agreement, the consideration for this acquisition was approximately $26,000 in cash, of which $23,000 was paid on February 11, 2005. In August 2005, the Company paid approximately $1,400 and the balance was paid in full during the first quarter of 2006. The Company has incurred charges to integrate and restructure Emailjob's operations and therefore has recorded additional costs to goodwill since the acquisition date, as described in "Accrued Integration and Restructuring Costs" below. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In October 2005, the Company's Monster Career-International segment purchased JobKorea, an online recruitment website in South Korea. The acquisition provides the Company with a leading presence in one of Asia's largest and emerging online markets. Consideration for the acquisition was $89,627, net of cash and short-term investments acquired, and approximately $3,500 which the Company will pay 50% in April 2007 and the remainder throughout the course of the year. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In May 2006, the Company's Internet Advertising & Fees division purchased PWP, LLC ("Education.org"), a leading publisher of directory websites in the educational field. The addition of Education.org was made to integrate alongside FastWeb, and the Company's other online media and education-related properties. PWP owns thousands of education-related domain names and was acquired to increase the Company's presence in the education market and generate additional high-quality lead generation volume to the Company's growing client base. Consideration for the acquisition was $20,000 cash and 20,000 shares of common stock valued at $1,164. Under the terms of the agreement, the Company paid $17,000 upon closing and will pay the remaining $3,000 within 12 to 18 months of the closing, subject to certain conditions. On the acquisition date the Company recorded $19,205 of goodwill, however the Company recorded purchase price adjustments subsequent to the acquisition date and as of December 31, 2006, there was $17,793 of goodwill recorded. All of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

The Company is not including pro forma financial information as acquisitions completed during the years 2004 through 2006, were not considered to be a significant subsidiary, either individually or in the aggregate.

2004 Acquisitions

In March 2004, the Company's Monster Careers—North America division purchased Military Advantage, Inc. as a complementary business to Monster's government product offerings. Military Advantage, Inc. offers its members access to information about benefits and career opportunities. Consideration for the acquisition included $23,418 of net cash paid and $7,500 guaranteed cash payments in each of 2005 and 2006, recorded at their present values in the accompanying consolidated balance sheet. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In April 2004, the Company's Monster Careers—International division purchased jobpilot GmbH ("jobpilot"), a leading European online career portal, from Adecco S.A. The acquisition of jobpilot was made to establish Monster's leadership position in key European markets, particularly Germany. Consideration for the acquisition included $60,552 net cash paid and 1,000,000 shares of common stock. Goodwill recorded in connection with the jobpilot acquisition is fully deductible for tax purposes.

In May 2004, the Company's Internet Advertising & Fees division purchased Tickle Inc. ("Tickle"), a market leader in online career assessment testing. The addition of Tickle's popular interpersonal content and subscriber services in the areas of self-discovery, career assessment and social networking is expected to expand Monster's subscriber base, enhance its career-related content and further fuel its viral marketing growth. Initial consideration for this acquisition included $24,454 of net cash paid, 1,000,000 shares of the Company's common stock and minimum cash payments of $13,332 per year, over a three-year period following the acquisition date. Future minimum cash payments have been recorded as long-term debt, at their present values, in the accompanying consolidated balance sheet. Additional purchase price commitments are possible subject to Tickle achieving certain agreed-upon financial goals for each of the years ended December 31, 2004, 2005 and 2006. Such goals were exceeded in 2004 and therefore an additional $798 has been recorded in current portion of long-term debt and goodwill as of December 31, 2004. There were no additional amounts recorded in 2005. In 2006, the Company recorded an additional $3,000 upon satisfaction of the 2006 financial goal. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

During the year ended December 31, 2004, the Company's Monster Careers—International division acquired WebNeuron Services Limited ("JobsAhead"), a leading job search website in India. The acquisition of JobsAhead was made to expand Monster's market share and geographic reach in the Asia-Pacific region. Consideration for the acquisition included $4,483 of net cash paid and 147,156 shares of the Company's common stock. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Net amounts charged to goodwill in the year ended December 31, 2006 and 2005 were $725 and $2,977 respectively, and primarily relate to the Company's acquisitions of Emailjob in France and jobpilot, a 2004 acquisition with a key presence in Germany.

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of December 31, 2006 and 2005, the accrued integration and restructuring liability, which is recorded as a component of accrued expenses and other current liabilities, was $6,075 and $7,703, respectively.

5. DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the Company disposed of the following businesses that collectively comprised its entire Advertising & Communications operating segment. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for all periods presented:

  •
  On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada, completing the global divestiture of the operating unit. The Company received cash of $36,205 (net of working capital and other adjustments). The Company recorded a pre-tax loss on the sale of the business of $125,010 ($123,095 after-tax loss, net of a $1,915 tax benefit) in the third quarter of 2006. Included in the pre-tax loss is approximately $133,000 of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. This disposition is considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

  •
  On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of $32,950 (net of working capital and other adjustments) and approximately a $9,000 interest bearing note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. The disposition was not considered material and did not include a significant amount of assets.

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

During the year ended December 31, 2005, the Company disposed of the following businesses that collectively comprised substantially all of its Directional Marketing operating segment. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2005 and December 31, 2004:

  •
  On June 1, 2005, the Company sold substantially all of its Directional Marketing division for net cash consideration of $49,586 ($80 million purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after 7 years. The sale included the Company's Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a pre-tax loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. In the fourth quarter of 2006, the Company received the cash previously placed in escrow of approximately $2,653 and approximately $7,300 related to the promissory note as an early repayment in full. The sale of the Directional Marketing business did not include the Company's Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our Advertising & Communications operating segment.

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

During the year ended December 31, 2004, the Company disposed of the following businesses, which are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2004:

  •
  In December 2004, the Company sold and disposed of certain Advertising & Communications businesses in Continental Europe. None of these dispositions were considered material or included a significant amount of assets. The Company recognized a pre-tax loss on sale of these businesses of $7,055 ($6,234 net of tax) in the fourth quarter of 2004.

  •
  On October 5, 2004, the Company completed the sale of US Motivation, Inc., formerly part of the Company's Directional Marketing segment, to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group for $10,000 cash, subject to a post-closing adjustment. The Company recognized a pre-tax and after-tax gain on the sale of US Motivation of $7,413 in the fourth quarter of 2004. In the fourth quarter of 2005, the Company finalized the post-closing adjustment on its sale of US Motivation and recorded an additional gain of $1,746 ($1,135 net of tax) as a component of discontinued operations.

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

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2006	2005	2004

Revenue	$74,793	$192,048	$269,888

Income before income taxes	5,080	13,688	25,645
Income tax expense	2,212	4,874	11,229

Gain from discontinued operations, net of tax	2,868	8,814	14,416

Pre-tax gain (loss) on sale of discontinued operations	(123,203)	(9,534)	361
Income tax benefit	(3,885)	(8,490)	(821)

Gain (loss) on sale of business, net of tax	(119,318)	(1,044)	1,182

Income (loss) from discontinued operations, net of tax	$(116,450)	$7,770	$15,598

Included in the income (loss) from discontinued operations, net of tax calculation is the impact of the stock option adjustments discussed in Note 2. The Company recorded $636, and $3,668 of non-cash stock based compensation costs, respectively, in the years ended December 31, 2005 and 2004 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In addition, the income (loss) from discontinued operations, net of tax includes a loss of $323, income of $906 and a loss of $1,524, related to dispositions that occurred in the year immediately preceding each of the years ended December 31, 2006, 2005 and 2004, respectively. The provision for income taxes reported in discontinued operations differs from the tax benefit computed at the Company's Federal statutory income tax rate primarily as a result of non-deductible goodwill and other expenses, and change in valuation allowances on losses in all periods presented.

6. INVESTMENTS

Marketable Securities

The following table summarizes the Company's available-for-sale investments reported as marketable securities on the accompanying consolidated balance sheet as of December 31, 2006:

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

Auction rate bonds	$ 497,350	$ -	$ 497,350
Commerical paper	18,300	-	18,300
Bank time deposits	15,594	(1)	15,593
Variable rate demand notes	6,650	-	6,650

Total	$ 537,894	$ (1)	$ 537,893

The Company does not have any unrealized losses that extend beyond twelve months. Management does not believe that any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2006.

The following table summarizes the Company's available-for-sale investments reported as marketable securities on the accompanying consolidated balance sheet as of December 31, 2005:

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

Auction rate bonds	$ 96,350	$ -	$ 96,350
Bank time deposits	27,408	(11)	27,397

Total	$ 123,758	$ (11)	$ 123,747

Equity method investment

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR's net results of operations as "Losses in Equity Interest" in the Company's statement of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR. For the years ended December 31, 2006 and 2005, the Company recorded a loss in equity interest of $7,096 and $3,397, which includes $911 and $742 of amortization expense, respectively. The amortization expense was recorded based on estimated identified intangible assets of $7,666, with estimated useful lives ranging from 1.5 years to 10 years. The carrying value of the investment was $59,625 and $46,758 for the years ended December 31, 2006 and 2005, respectively, and is recorded on the consolidated balance sheet as an investment in unconsolidated affiliate.

In March 2006, the Company entered into a credit facility with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. Interest on the loans will be assessed at the LIBOR rate plus 1% and shall be payable on a quarterly basis, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by the ChinaHR. As of December 31, 2006, the Company has advanced $10,000 to ChinaHR under the credit facility.

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

7. PROPERTY AND EQUIPMENT, NET

	December 31,
	2006	2005

Capitalized software costs	$119,140	$97,857
Furniture and equipment	28,122	17,109
Leasehold improvements	21,561	20,590
Computer and communications equipment	110,149	89,711

	278,972	225,267
Less: accumulated depreciation	176,570	144,290

Property and equipment, net	$102,402	$80,977

At December 31, 2006 and 2005, property and equipment includes equipment financed with capital leases with a cost of $18,852 and $19,394, respectively, and accumulated depreciation of $18,225 and $17,457, respectively. Depreciation expense was $30,901, $23,838 and $21,547 for the years ended December 31, 2006, 2005 and 2004, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2006, the Company acquired one business and preliminarily recorded $19,205 of goodwill and $2,936 of identifiable intangible assets in our Internet Advertising & Fees division. In addition, $725 of net acquisition-related integration and restructuring costs were charged to goodwill in the 2006 period. Goodwill and intangible assets increased mainly as a result of higher exchange rates at December 31, 2006. Currencies that most affected the Company's financial position were the British Pound, Euro, Swedish Krona and Korean Won.

During the year ended December 31, 2005, the Company acquired two businesses and recorded $112,708 of goodwill and $14,008 of identifiable intangible assets. These acquisitions were executed in the Company's Monster Careers – International segment. In addition, $2,977 of net acquisition-related integration and restructuring costs were charged to goodwill in the 2005 period.

In connection with the change in the composition of the Company's operating segments in 2006, goodwill was allocated among the new operating segments based upon the fair value of the new segments as of January 1, 2006. Goodwill by operating segment is as follows:

	December 31,
	2006	2005

Monster Careers - North America	$346,505	$346,505
Monster Careers - International	147,802	100,606
Internet Advertising & Fees	94,734	74,606

Goodwill	$589,041	$521,717

The Company's intangible assets consist of the following:

	December 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)

Intangible Assets:
Trademarks/Internet Domains	$16,178	$-	$14,355	$-	Indefinite lived
Customer relationships	52,984	(20,583)	50,061	(13,793)	5 to 30
Non-compete agreements	4,324	(1,437)	3,960	(473)	2 to 6
Other	4,313	(4,084)	4,081	(2,589)	4 to 10

Total	$77,799	$(26,104)	$72,457	$(16,855)

The Company recorded amortization expense of $8,879, $9,585 and $7,132 on its intangible assets for the years ended December 31, 2006, 2005, and 2004, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2006, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	2007	2008	2009	2010	2011

Estimated amortization expense	$6,403	$6,194	$5,061	$3,585	$2,792

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2006	2005	2004

Interest paid	$2,318	$2,252	$854
Income taxes paid (refunded)	$20,145	$1,810	$(1,052)

Non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2006	2005	2004

Fair value of assets acquired	$51,793	$173,913	$273,412
Less: Liabilities assumed	(1,783)	(19,331)	(37,440)
Liabilities created in connection with business combinations	(29,245)	(34,967)	(61,438)
Common stock issued in connection with business combinations	(1,164)	-	(56,940)

Payments for acquisitions and intangible assets, net of cash acquired	$19,601	$119,615	$117,594

Capital lease obligations incurred	$-	$180	$2,599

10. FINANCING AGREEMENT

The Company has a secured revolving credit facility that provides for maximum borrowings of $125,000, at our request, provided that certain conditions are met. The credit facility expires June 30, 2008 and is secured by substantially all of the Company's assets and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option at either (1) the higher of (a) prime rate or (b) Federal Funds rate plus 1/2 of 1%, plus a margin determined by the ratio of our debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement or (2) the London Interbank Offered Rate ("LIBOR") plus a margin determined by the ratio of our debt to EBITDA as defined in the revolving credit agreement. The agreement contains certain covenants which restrict, among other things, the ability of the Company to borrow, pay dividends, repurchase its common stock, acquire businesses, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of December 31, 2006, the Company was in full compliance with its covenants.

The amount available for drawing under the credit facility is not dependent upon the amount or nature of the Company's accounts receivable balances. At December 31, 2006, the utilized portion of this credit facility was $2,277 for standby letters of credit and $97,723 was unused. At December 31, 2006, the prime rate, federal funds rate, and one month LIBOR were 8.25%, 5.17% and 5.33%, respectively.

11. DEBT

The Company's debt consists of the following:

	December 31,
	2006	2005

Notes payable to former owners of Tickle, Inc.; non-interest bearing; interest imputed at 3.5%; due annually through 2007	16,215	25,964
Notes payable to former owners of Military Advantage, Inc.; non-interest bearing; interest imputed at 1.5%; due 2006	-	7,384
Notes payable to former owners of QuickHire, Inc.; non-interest bearing; due March 2006	-	7,003
Notes payable to former owners of JobKorea; bearing interest at 4.0%; due 2007	3,891	3,472
Notes payable to former owners of Emailjob.com, SAS; non-interest bearing; interest imputed at 7.25%; due 2006	-	1,361
Notes payable to former owners of Education.org; non-interest bearing; interest imputed at 7.0%; due 2007	2,878
Capitalized lease obligations bearing interest from 2% to 11%; due in varying installments through 2007	84	255
Other notes payable bearing interest from 3% to 10%; varying installments through 2011	596	1,617

Total debt	23,664	47,056
Less: Current portion	23,249	31,378

Long-term debt	$415	$15,678

The following table presents future principal payments on debt:

2007	$23,249
2008	182
2009	185
2010	48
2011	-
Thereafter	-

$23,664

12. STOCKHOLDERS' EQUITY

Common and Class B Common Stock

Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock.

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through December 31, 2006, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45,081 of which 294,584 shares were repurchased in open market transactions during the year ended December 31, 2006.

In March 2006, the Company entered into a $22,758 structured stock repurchase transaction. In June 2006, the Company repurchased 500,000 shares upon maturity of the structured stock agreement. The structured stock repurchase was executed under the Company's authorized repurchase program and is included in the 994,584 shares acquired under the program.

Equity Plans

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

In June 1999, the Company's stockholders approved the adoption of a long-term incentive plan (the "1999 Plan"), pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 1999 Plan, no options are available for future grants under the 1996 Plans. Stock options granted under the 1999 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the common stock of the Company that may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2006, approximately 6,925,358 options were exercisable and 5,891,043 shares were available for future grants.

See Note 3 for activity related to our equity plans.

13. INCOME TAXES

In connection with the restatement of the consolidated financial statements, as described in Note 2, adjustments have been made to the income tax expense reported in the Company's Consolidated Statements of Operations, tax benefits previously recognized in additional paid-in capital in the Company's Consolidated Statement of Stockholders' Equity and deferred tax assets and income taxes payable on the Consolidated Balance Sheet. In accordance with Internal Revenue Code Section 162(m) stock options that are in-the money at the time of grant do not qualify as performance based compensation. Tax deductions for such options are not deductible in the year of exercise if exercised by one of the five officers still employed at the end of the year, whose compensation is required to be disclosed in the annual proxy statement, but only if such executive's other non-performance based compensation in the year of exercise exceeds $1 million. Consequently because of the issuance of in the money options the Company expects that approximately $33 million of compensation deductions will be disallowed under Section 162(m). The Company is presently being examined by the Internal Revenue Service and the Company has provided the Internal Revenue Service with the details of the $33 million stock compensation adjustment.

The disallowance of tax benefits was reflected in the restated financial statements by reducing the recorded tax benefit on the income statement in years of exercise in the amount of $2.3 million for periods through December 31, 2001, and $2.5 million in 2004. Excess tax benefits previously credited to additional paid-in capital were reduced by $4.6 million for periods through December 31, 2001, and none thereafter. A current liability of $9.4 million was reflected on the balance sheet at December 31, 2005 for the expected tax due. Approximately half of the liability has been paid by December 31, 2006 and the balance will be paid by March 15, 2007.

The Company has recognized income tax benefits for financial reporting purposes on the additional non-cash stock based compensation expense recorded in connection with the restatement discussed in Note 2 as the related expense is amortized over the vesting period. Recorded tax benefits are reversed when options expire unexercised, or when exercises occur which are subject to Section 162(m) limitations.

The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004

Domestic	$210,002	$139,303	$69,604
Foreign	38,342	6,159	(1,331)

Income from continuing operations before income taxes	$248,344	$145,462	$68,273

Income taxes relating to the Company's continuing operations are as follows:

	Years Ended December 31,
	2006	2005	2004

Current income taxes:
U.S. Federal	$58,725	$21,556	$4,010
State and local	11,948	4,065	999
Foreign	6,207	1,194	(7,346)

Total current income taxes	76,880	26,815	(2,337)

Deferred income taxes:
U.S. Federal	9,041	26,673	20,555
State and local	1,723	5,008	3,538
Foreign	17	(6,855)	3,379

Total deferred income taxes	10,781	24,826	27,472

Income taxes	$87,661	$51,641	$25,135

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$3,844	$3,656
Accrued expenses and other liabilities	1,295	1,735
Accrued business reorganization and spin-off costs	4,985	5,963
Tax loss carry forwards	85,012	82,684
Tax credits	1,545	-
Non-cash stock based compensation expense	17,592	23,023
Valuation allowance	(63,198)	(62,772)

Deferred tax assets	51,075	54,289

Deferred tax liabilities:
Property and equipment	(7,706)	(6,963)
Intangibles	(48,406)	(41,663)

Deferred tax liabilities	(56,112)	(48,626)

Net deferred tax assets (liabilities)	$(5,037)	$5,663

As of December 31, 2006 and 2005, net current deferred tax assets were $6,961 and $8,048 respectively net non-current deferred tax assets were $20,596 and $19,989 respectively and net non-current deferred tax liabilities were $32,594 and $22,374, respectively.

At December 31, 2006, the Company has net operating loss carry- forwards, for U.S. Federal tax purposes of approximately $6,284 which expire in 2020 and net operating loss carry forwards in various countries around the world of approximately $266,008, of which approximately $230,832 have no expiration date and $42,501 of which expire in years 2007 through 2021. In addition, the Company has foreign tax credits of $1,545 that expire in 2016.

Realization of the Company's net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in foreign jurisdictions. Accordingly, a valuation allowance has been established for these tax benefits. During the year ended December 31, 2006, a valuation allowance on a portion of these deferred tax assets was reversed due to taxable income generated in 2006 and expected future taxable income. The valuation allowance increased by a total of $426 of which an increase of $6,060 was attributable to discontinued operations and a reduction of $5,634 was attributable to continuing operations.

Acquired tax losses, whose ultimate realization is uncertain, represent $22,134 of the valuation allowance. In the event these losses are ultimately realized, the resulting tax benefit will be credited to goodwill of the related acquisition.

Income taxes related to the Company's continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2006	2005	2004

Income taxes at Federal statutory rate	$86,920	$50,911	$23,896
State income taxes, net of Federal income tax effect	8,401	5,592	2,874
Tax exempt interest income	(5,050)	(914)	-
Non-deductible meals and entertainment	385	507	1,073
Effect of foreign operations	2,492	(931)	(4,585)
Change in valuation allowance	(5,634)	(4,902)	(2,768)
Other		-	659
Non-deductible stock based compensation expense*	147	1,378	3,986

Income taxes	$87,661	$51,641	$25,135

* - Included in the 2004 amount is $2,497 of Section 162(m) disallowance.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company believes its undistributed foreign earnings are $6.9 million.

14. COMMITMENTS

(A) Leases

The Company leases its facilities and a portion of its capital equipment under operating leases and certain equipment under capital leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under capital leases, non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2006:

	Capital Leases	Operating Leases	Sublease Income

2007	$88	$37,666	$16,885
2008	-	35,054	15,736
2009	-	32,016	14,564
2010	-	27,271	9,416
2011	-	21,422	6,105
Thereafter	-	116,753	43,384

	$88	$270,182	$106,090

Less: Amount representing interest	4

Present value of minimum lease payments	84
Less: Current portion	84

	$-

Total rent and related expenses under operating leases was $26,468, $23,659, and $18,438 for each of the three years ended December 31, 2006. Operating lease obligations after 2011 relate primarily to office facilities.

(B) Consulting, Employment and Non-Compete Agreements

The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key management personnel and former owners of acquired businesses. Employment agreements with key members of management are generally at will and provide for an unspecified term and for specified notice or the payment of severance in certain circumstances

(C) Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of Monster Worldwide common stock or cash. As a result, salaries and related expenses contain $3,957, $3,484 and $1,798 of employer matching contributions related to the Company's continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $1,443, $1,650 and $1,292 for the years ended December 31, 2006, 2005 and 2004, respectively.

15. RELATED PARTY TRANSACTIONS

Through May 2, 2005, the Company leased an office from an entity in which Andrew J. McKelvey, its former Chief Executive Officer ("former CEO") and other directors and executive officers, had an approximately 84% ownership interest. This lease was terminated on May 2, 2005 in connection with the disposition of the Company's TMP Direct marketing business, and the Company no longer occupies this space. Rent expense paid in 2005 through the disposition date was approximately $185.

The Company periodically paid for its use of an aircraft which through December 31, 2003 was owned by a holding company that was controlled by the Company's former CEO. On December 31, 2003, Mr. McKelvey sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group ("The Marquette Group"), however Mr. McKelvey continued to have obligations to a third party lender with respect to the aircraft. Commencing June 17, 2003, the Company had agreements with third-party chartering companies unaffiliated with the Company, Mr. McKelvey or The Marquette Group which have governed the Company's use of the aircraft. During the years ended December 31, 2006, 2005 and 2004, $1,561, $1,254 and $685, respectively, were charged to office and general expense for use of the aircraft. The Company cancelled the charter agreement effective in November 2006.

The Company provided office space to an investment company that is 50% owned by Andrew J. McKelvey. Rental income received from the investment company was $27, $36 and $60 in the years ended December 31, 2006, 2005 and 2004, respectively. This arrangement was terminated on October 31, 2006.

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

The Company provides office space and administrative support to the Chairman of the Company's Audit Committee. The value of such services was approximately $36, $34 and $36 in 2006, 2005 and 2004, respectively.

16. SEGMENT AND GEOGRAPHIC DATA

As of January 1, 2006, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company's new operating structure. The Company conducts business in three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of our revised operating segments.

In 2006, the Compensation Committee of the Board of Directors approved two separate grants of restricted stock units. Accordingly, the Company has recorded $4,870 of pre-tax compensation expense in the Company's statements of operations for the year ended December 31, 2006, respectively. The Company's chief operating decision maker includes these expenses when measuring the results of each reportable segment in the 2006 periods.

Corporate operating expenses for the years ended December 31, 2005 and 2004 include the impact of the non-cash stock based compensation costs of $11,885 and $11,206, respectively, in connection with the investigation into the Company's historical stock option grant practices and related accounting. The Company's Monster Careers – North America, Monster Careers – International and Internet Advertising & Fees business units' results were not impacted as a result of the stock option findings.

The following tables present the Company's operations by business segment and by geographic region:

	Year ended December 31,
Revenue	2006	2005	2004

Monster:
Careers - North America	$658,051	$521,600	$405,500
Careers - International	306,280	187,118	110,871
Internet Advertising & Fees	152,345	109,553	77,538

Total Revenue	$1,116,676	$818,271	$593,909

	Year ended December 31,
Operating Income	2006	2005	2004

Monster:
Careers - North America	$227,202	$170,889	$104,020
Careers - International	17,423	(7,277)	(2,084)
Internet Advertising & Fees	45,062	34,225	19,929

Total Monster	289,687	197,837	121,865
Corporate expenses (a)	(59,823)	(57,205)	(51,533)

Operating Income	$229,864	$140,632	$70,332

	Year ended December 31,
Revenue by Geographic Region	2006	2005	2004

United States	792,898	623,403	479,088
International	306,280	187,118	110,871
Other (b)	17,498	7,750	3,950

Total Revenue	$1,116,676	$818,271	$593,909

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets by Segment as of December 31,	2006	2005

Monster Careers - North America	$669,645	$553,401
Monster Careers - International	516,213	319,421
Internet Advertising & Fees	164,482	122,624
Corporate	540,723	325,569
Shared assets (c)	78,740	47,637
Assets of discontinued operations	-	310,063

Total Assets	$1,969,803	$1,678,715

  (a)
  Corporate operating expenses in 2005 and 2004 include impact of the stock option adjustments discussed in Note 2.

  (b)
  Includes Canada only.

  (c)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

17. STOCK OPTION INVESTIGATIONS AND LITIGATION

The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are reasonably estimable.

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company's S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. The Company may incur additional costs to address certain of these forfeited stock options.

In December 2006, the Company's Board of Directors approved the payment of approximately $5,000 to compensate certain former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In exchange for payment, the Company has requested a release of any liability.

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

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2006	First	Second	Third	Fourth	Full Year

Revenue:
Monster Careers	$224,589	$237,190	$244,292	$258,260	$964,331
Internet Advertising & Fees	32,447	37,979	41,563	40,356	152,345

Total revenue	257,036	275,169	285,855	298,616	1,116,676

Salaries and related	91,553	98,862	106,838	114,596	411,849
Office and general	46,745	43,827	51,113	59,772	201,457
Marketing and promotion	65,799	73,212	68,077	66,418	273,506

Total operating expenses	204,097	215,901	226,028	240,786	886,812

Operating income	52,939	59,268	59,827	57,830	229,864
Interest and other, net	3,130	3,940	5,012	6,398	18,480

Income from continuing operations before income taxes	56,069	63,208	64,839	64,228	248,344
Income taxes	20,411	22,077	22,692	22,481	87,661
Losses in equity interest	(1,241)	(2,284)	(2,054)	(1,517)	(7,096)

Income from continuing operations	34,417	38,847	40,093	40,230	153,587
Income (loss) from discontinued operations, net of tax	7,845	770	(123,910)	(1,155)	(116,450)

Net income	$42,262	$39,617	$(83,817)	$39,075	$37,137

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.27	$0.30	$0.31	$0.31	$1.20
Income (loss) from discontinued operations, net of tax	0.06	0.01	(0.96)	(0.01)	(0.91)

Net income	$0.33	$0.31	$(0.65)	$0.30	$0.29

Diluted earnings (loss) per share:(1)
Income from continuing operations	$0.26	$0.29	$0.31	$0.31	$1.17
Income (loss) from discontinued operations, net of tax	0.06	0.01	(0.95)	(0.01)	(0.89)

Net income	$0.32	$0.30	$(0.64)	$0.30	$0.28

Weighted average shares outstanding:
Basic	126,753	128,551	128,484	128,489	128,077
Diluted	130,619	132,009	130,827	131,209	131,247
Market price range common stock(2)
High	$50.92	$59.28	$43.10	$47.27
Low	$40.19	$35.58	$35.28	$37.16

1.
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, restricted stock units and non-vested stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

2.
Monster Worldwide's common stock (symbol: MNST) trades on The Nasdaq Stock Market, Inc. ("NASDAQ"). The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,373 stockholders of record of our common stock on December 31, 2006. All stock prices are closing prices per NASDAQ.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2005	First	Second	Third	Fourth	Full Year

Revenue:
Monster Careers	$164,773	$172,032	$178,931	$192,982	$708,718
Internet Advertising & Fees	24,761	26,059	27,903	30,830	109,553

Total revenue	189,534	198,091	206,834	223,812	818,271

Salaries and related	74,971	80,182	88,961	86,937	331,051
Office and general	37,159	37,202	36,977	40,529	151,867
Marketing and promotion	47,952	47,062	46,074	53,633	194,721

Total operating expenses	160,082	164,446	172,012	181,099	677,639

Operating income	29,452	33,645	34,822	42,713	140,632
Interest and other, net	(391)	733	684	3,804	4,830

Income from continuing operations before income taxes	29,061	34,378	35,506	46,517	145,462
Income taxes	10,452	12,146	13,015	16,028	51,641
Losses in equity interest	(209)	(367)	(641)	(2,180)	(3,397)

Income from continuing operations	18,400	21,865	21,850	28,309	90,424
Income (loss) from discontinued operations, net of tax	(438)	(3,848)	4,216	7,840	7,770

Net income	$17,962	$18,017	$26,066	$36,149	$98,194

Basic earnings (loss) per share:(1)
Income from continuing operations	$0.15	$0.18	$0.18	$0.23	$0.74
Income from discontinued operations, net of tax	-	(0.03)	0.03	0.06	0.06

Net income	$0.15	$0.15	$0.21	$0.29	$0.80

Diluted earnings per share:(1)
Income from continuing operations	$0.15	$0.18	$0.18	$0.22	$0.72
Income from discontinued operations, net of tax	-	(0.03)	0.03	0.06	0.06

Net income	$0.15	$0.15	$0.21	$0.28	$0.79

Weighted average shares outstanding:
Basic	120,655	121,049	122,128	124,348	122,055
Diluted	123,577	123,181	124,757	127,418	125,038
Market price range common stock(2)
High	$32.39	$29.04	$32.36	$41.36
Low	$26.97	$22.92	$28.29	$28.86

1.
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, restricted stock units and non-vested stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of PWP, LLC ("PWP") which was completed in May 2006. The contribution from the PWP acquisition represents approximately 0.5% of consolidated revenue and 0.5% of consolidated income from continuing operations before income taxes for the year ended December 31, 2006 and approximately 1.1% of consolidated assets as of December 31, 2006. Refer to Note 4 to the consolidated financial statements for further discussion of the PWP acquisition and other acquisitions and their impact on the Company's consolidated financial statements.

Remediation of Material Weakness

As a result of the investigation into our historical stock option granting practices and the conclusion to restate the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, management concluded that as of December 31, 2005, a material weakness existed in our internal control over financial reporting.

During 2006, the Company terminated the employment of certain persons in positions of responsibility, who may be deemed to have overridden our internal controls in connection with the issuance of stock options.

Although the investigation into our historical stock option grant practices is substantially complete, the Special Committee continues to analyze the facts disclosed by the investigation in order to make recommendations to the Board regarding additional remedial steps, and is determining what additional remedial recommendations it will make. It expects to make those recommendations in the first quarter of 2007, at which time the Company will implement the recommendation of the Special Committee.

Except for the remedial actions discussed above, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

The Company's independent registered public accounting firm has issued its report on our assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Monster Worldwide, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Monster Worldwide, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PWP, LLC, which is included in the 2006 consolidated financial statements of Monster Worldwide, Inc. and constituted approximately 0.5% of consolidated revenue and 0.5% of consolidated income from continuing operations before income taxes for the year ended December 31, 2006 and approximately 1.1% of consolidated assets as of December 31, 2006. Management did not assess the effectiveness of internal control over financial reporting of PWP, LLC because the Company acquired this entity during 2006. Refer to Note 4 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of PWP, LLC.

In our opinion, management's assessment that Monster Worldwide, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 22, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Executive Officers

See "Part I—Executive Officers of the Company."

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Company's website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company's Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company's website within four business days following the date of amendment or waiver. The Company's website address is www.monsterworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
DOCUMENT LIST

1.
Financial Statements

  The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.
Financial Statement Schedules

  None.

3.
Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)
The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.42 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description
2.1	Distribution Agreement, dated March 31, 2003, by and between the Company and Hudson Highland Group, Inc.(1)
2.2	Stock Purchase Agreement, dated October 5, 2004, by and among the Company, General Yellow Pages Consultants, Inc. d/b/a The Marquette Group and US Motivation, Inc.(2)
2.3	Stock Purchase Agreement, made as of May 2, 2005, by and among Gecko Inc., George R. Eisele, Daniel S. Collins and the Company.(3)
2.4	Purchase Agreement, made as of June 1, 2005, by and among the Company, TMP Directional Marketing, LLC and TMP DM, Inc.(4)
2.5
Asset Purchase Agreement, made as of the 31st day of August, 2006, by and among Monster Worldwide, Inc., TMP Worldwide Advertising & Communications, Inc., TMP Worldwide Communications Inc., Monster (California), Inc. and TMP Worldwide Advertising & Communications, LLC.(5)
3.1	Certificate of Incorporation, as amended.
3.2	Amended and Restated Bylaws.(6)
4.1	Form of Common Stock Certificate.
10.1	Form of Employee Confidentiality and Non-Solicitation Agreement.(7)
10.2	Form of Indemnification Agreement.(7)
10.3	1996 Stock Option Plan.(7)
10.4	Form of Stock Option Agreement under 1996 Stock Option Plan.(7)
10.5	1996 Stock Option Plan for Non-Employee Directors.(7)
10.6	Form of Stock Option Agreement under 1996 Stock Option Plan for Non-Employee Directors.(7)
10.7	1999 Long Term Incentive Plan, as amended.(8)
10.8	Form of Stock Option Agreement for certain employees and executive officers.(9)
10.9	Form of Stock Bonus Agreement for certain employees and executive officers.(10)

10.10	Form of Stock Bonus Agreement for certain employees and executive officers.(11)
10.11	Form of Restricted Stock Unit Agreement for certain employees and executive officers.(12)
10.12	Employment Letter, dated as of April 1, 2004, between the Company and William Pastore.(13)
10.13	Amendment to Employment Letter, dated as of September 8, 2005, between the Company and William Pastore.(14)
10.14	Restated Employment Letter, dated February 7, 2006, between the Company and William Pastore.(15)
10.15	Restated Employment Letter, dated November 20, 2006, between the Company and William Pastore.(16)
10.16	Employment Letter, dated March 14, 2005, by and between the Company and Charles Baker.(10)
10.17	Amendment to Employment Letter, dated as of September 8, 2005, by and between the Company and Charles Baker.(14)
10.18	Letter Agreement, dated December 14, 2005, between the Company and Chris Power.(17)
10.19	Employment Letter, dated September 8, 2005, by and between the Company and Steven Pogorzelski.(14)
10.20	Letter Agreement, dated December 16, 2005, between the Company and Brad Baker.(17)
10.21	Employment Letter, dated September 8, 2005, by and between the Company and Douglas E. Klinger.(14)
10.22	Employment Letter, dated September 28, 2005, by and between the Company and Paul Camara.(18)
10.23	Agreement and General Release, effective as of December 15, 2006, between the Company and Paul Camara.(19)
10.24	Service Agreement, between TMP Worldwide Limited and Peter Dolphin.(20)
10.25	Amendment to Employment Letter, dated September 8, 2005, by and between the Company and Peter Dolphin.(14)
10.26	Amendment to Employment Letter, dated September 8, 2005, by and between the Company and Brian Farrey.(14)
10.27	Agreement and General Release, effective as of December 15, 2006, between the Company and Brian Farrey.(21)
10.28	Employment Agreement, dated November 15, 1996, between the Company and Andrew J. McKelvey.(7)
10.29	Amendment No. 1 to Employment Agreement, dated November 4, 1998, between the Company and Andrew J. McKelvey.(22)
10.30	Amendment No. 2 to Employment Agreement, dated May 1, 1999, between the Company and Andrew J. McKelvey.(23)
10.31	Amendment No. 3 to Employment Agreement, dated May 30, 2002, between the Company and Andrew J. McKelvey.(24)

10.32	Amendment No. 4 to Employment Agreement, dated April 1, 2004, between the Company and Andrew J. McKelvey.(13)
10.33	Amendment to employment letter, dated September 8, 2005, by and between the Company and Andrew J. McKelvey.(14)
10.34	Employment Letter Agreement, dated September 24, 2002, by and between the Company and John Mclaughlin.(25)
10.35	Employment Letter Amendment, dated April 1, 2003, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(25)
10.36	Employment Letter Amendment, dated June 16, 2004, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(25)
10.37	Employment Letter Amendment, dated June 16, 2005, by and between the Company and John Mclaughlin to the Employment Letter Agreement dated September 24, 2002.(8)
10.38	Amendment to employment letter, dated September 8, 2005, by and between the Company and John Mclaughlin.(14)
10.39	Agreement and General Release, effective as of December 15, 2006, between the Company and John Mclaughlin.(19)
10.40	Amendment to employment letter, dated September 8, 2005, by and between the Company and Myron Olesnyckyj.(14)
10.41	Agreement and General Release, dated March 16, 2005, by and between the Company and Michael Sileck.(10)
10.42	Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(26)
10.43	Consulting Agreement, dated July 14, 2005, by and between the Company and Jeffrey C. Taylor.(26)
10.44	Subscription Agreement, dated July 15, 2005, between the Company and Eons, Inc.(26)
10.45	Right of First Refusal Agreement, dated July 15, 2005, by and among Eons, Inc., Jeffrey C. Taylor, General Catalyst Partners II, L.P. and the Company.(26)
10.46	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(27)
10.47
Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(28)
10.48
Amendment No. 1, dated January 31, 2006, to the Amended and Restated Secured Revolving Credit Agreement, dated January 14, 2005, by and among the Company, TMP Worldwide Limited and Bartlett Scott Edgar Limited, as Borrowers, the several Lenders from time to time parties thereto, Banc of America Securities, LLC, as sole lead arranger and book manager, Bank of America, N.A., as administrative agent, the Royal Bank of Scotland plc, as syndication agent, and LaSalle Bank National Association, as documentation agent.(29)
10.49	Charter Agreement, dated April 29, 2005, by and between the Company and ProFlite LLC.(30)

10.50	Amendment to Agreement, dated December 16, 2005, between the Company and ProFlite LLC.(17)
10.51
Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(31)
10.52
Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited, the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(32)
10.53	Sublease, dated as of May 2, 2005, by and between the Company and Gecko Inc.(3)
10.54	License Agreement, made as of May 2, 2005, by and between the Company and Gecko Inc.(3)
10.55	Agreement, dated July 14, 2005, between Gecko Inc. and the Company.(26)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification by William M. Pastore pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by William M. Pastore pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 31, 2003.

(2)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 5, 2004.

(3)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated May 2, 2005.

(4)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 1, 2005.

(5)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 31, 2006.

(6)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(7)
Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-12471).

(8)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 16, 2005.

(9)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 28, 2004.

(10)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 14, 2005.

(11)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 18, 2006.

(12)
Incorporated by reference to Exhibits to the Company's Current Report on form 8-K dated March 27, 2006.

(13)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 1, 2004.

(14)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated September 8, 2005.

(15)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 7, 2006.

(16)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated November 20, 2006.

(17)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 14, 2005.

(18)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated September 28, 2005.

(19)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated December 15, 2006.

(20)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(21)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated September 18, 2006.

(22)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(23)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(24)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated June 3, 2002.

(25)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(26)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 14, 2005.

(27)
Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 333-93065).

(28)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 14, 2005.

(29)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 31, 2006.

(30)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 29, 2005.

(31)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 30, 2005.

(32)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K/A dated January 30, 2005. A request for confidential treatment was granted with respect to certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)
By:	/s/ WILLIAM M. PASTORE William M. Pastore President and Chief Executive Officer

Dated: March 1, 2007

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ WILLIAM M. PASTORE William M. Pastore	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2007
/s/ CHARLES BAKER Charles Baker	Chief Financial Officer (principal financial officer)	March 1, 2007
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Chief Accounting Officer and Global Controller (principal accounting officer)	March 1, 2007
/s/ GEORGE R. EISELE George R. Eisele	Director	March 1, 2007
/s/ JOHN GAULDING John Gaulding	Director	March 1, 2007
/s/ SALVATORE IANNUZZI Salvatore Iannuzzi	Director	March 1, 2007
Phillip Lochner	Director
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	March 1, 2007
/s/ RONALD KRAMER Ronald Kramer	Director	March 1, 2007
/s/ DAVID STEIN David Stein	Director	March 1, 2007
/s/ JOHN SWANN John Swann	Director	March 1, 2007

QuickLinks

SPECIAL NOTE
PART II
Comparison of Five-Year Cumulative Total Return* Among Monster Worldwide, Inc., The S&P 500 Index, The RDG Internet Composite Index and an SIC Code Index
MONSTER WORLDWIDE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MONSTER WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MONSTER WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MONSTER WORLDWIDE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except shares and per share amounts)
MONSTER WORLDWIDE, INC. FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (in thousands, except per share amounts)
PART III
PART IV
SIGNATURES