Form 10-Q
period 2007-03-31
MONSTER WORLDWIDE INC
filed 2007-05-09
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of May 1, 2007, the latest practicable date.

Class	Outstanding on May 1, 2007
Common Stock	125,828,386
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$329,028	$257,036
Salaries and related	122,347	91,553
Office and general	70,417	46,745
Marketing and promotion	78,069	65,799
Total operating expenses	270,833	204,097
Operating income	58,195	52,939
Interest and other, net	5,304	3,130
Income from continuing operations before income taxes and equity interest	63,499	56,069
Income taxes	22,352	20,411
Losses in equity interests, net	(1,420)	(1,241)
Income from continuing operations	39,727	34,417
Income (loss) from discontinued operations, net of tax	(245)	7,845
Net income	$39,482	$42,262
Basic earnings per share:
Earnings per share from continuing operations	$0.31	$0.27
Earnings from discontinued operations, net of tax	—	0.06
Basic earnings per share*	$0.30	$0.33
Diluted earnings per share:
Earnings per share from continuing operations	$0.30	$0.26
Earnings from discontinued operations, net of tax	—	0.06
Diluted earnings per share	$0.30	$0.32
Weighted average shares outstanding:
Basic	129,653	126,753
Diluted	132,464	130,619

* - Basic earnings per share does not add for the quarter ended March 31, 2007 due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$89,742	$58,680
Available-for-sale securities	591,262	537,893
Accounts receivable, net of allowance for doubtful accounts of $12,194 and $11,924	417,329	444,747
Prepaid and other	89,650	82,488
Total current assets	1,187,983	1,123,808
Property and equipment, net	115,729	102,402
Goodwill	590,553	589,041
Intangibles, net	50,262	51,695
Investment in unconsolidated affiliates	57,748	59,625
Other assets	55,540	43,232
Total assets	$2,057,815	$1,969,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,992	$56,098
Accrued expenses and other current liabilities	190,394	218,319
Income taxes payable	13,646	84,433
Deferred revenue	449,836	444,145
Current portion of long-term debt	7,074	23,249
Total current liabilities	735,942	826,244
Long-term debt, less current portion	395	415
Deferred income taxes	38,530	32,594
Long-term income taxes payable	84,480	—
Other long-term liabilities	966	865
Long-term liabilities of discontinued operations	—	—
Total liabilities	860,313	860,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 127,423 and 125,724 shares, respectively; outstanding: 125,501 and 123,802 shares, respectively	126	126
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,687,407	1,636,023
Accumulated other comprehensive income	87,708	87,632
Retained deficit	(577,744)	(614,101)
Total stockholders’ equity	1,197,502	1,109,685
Total liabilities and stockholders’ equity	$2,057,815	$1,969,803

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$39,482	$42,262
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	245	(7,845)
Depreciation and amortization	9,981	9,772
Provision for doubtful accounts	2,483	2,824
Non-cash compensation	4,362	2,029
Common stock issued for matching contribution to 401(k) plan	—	996
Deferred income taxes	2,100	6,736
Loss in equity interests and other	1,420	1,235
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	25,170	(3,062)
Prepaid and other	(2)	(1,492)
Deferred revenue	5,691	15,900
Accounts payable, accrued liabilities and other	(8,950)	8,377
Net cash provided by (used for) operating activities of discontinued operations	(2,983)	4,326
Total adjustments	39,517	39,796
Net cash provided by operating activities	78,999	82,058
Cash flows used for investing activities:
Capital expenditures	(21,612)	(9,416)
Purchase of marketable securities	(365,031)	(334,990)
Sales and maturities of marketable securities	311,662	238,001
Payments for acquisitions and intangible assets, net of cash acquired	(1,664)	(1,450)
Investment in unconsolidated affiliate	—	(19,936)
Cash funded to equity investee	(2,500)	—
Net cash used for investing activities of discontinued operations	—	(2,469)
Net cash used for investing activities	(79,145)	(130,260)
Cash flows provided by financing activities:
Payments on capital lease obligations	—	(276)
Payments on acquisition debt	(16,310)	(22,205)
Proceeds from exercise of employee stock options	43,395	59,594
Excess tax benefits on stock option exercises	6,486	11,275
Repurchase of common stock	(3,326)	(8,537)
Structured stock repurchase	—	(22,758)
Net cash provided by financing activities	30,245	17,093
Effects of exchange rates on cash	963	547
Net increase (decrease) in cash and cash equivalents	31,062	(30,562)
Cash and cash equivalents, beginning of period	58,680	196,597
Cash and cash equivalents, end of period	$89,742	$166,035
Supplemental disclosures of cash flow information:
Cash paid for interest	$459	$673
Cash paid for income taxes	$29,776	$3,917
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$325	$—

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (the “Company”) has continuing operations that consist of three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising & Fees. These segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

Monster Careers (North America and International).   The Company’s Monster Careers segments predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases and other career-related services. The majority of the Monster Careers services are free to users and revenue is earned in 38 countries around the world.

Internet Advertising & Fees.   The Company’s Internet Advertising & Fees segment earns revenue from leads provided to advertisers, the display of advertisements on the Monster network of websites, click-throughs on text-based links and subscriptions to premium services. The majority of the Internet Advertising & Fees services are free to users and revenue from this segment is primarily earned in the United States.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

2.   EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and restricted stock bonus awards, and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.

Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 624,000 and 713,000 for the three months ended March 31, 2007 and 2006, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended March 31,
(thousands of shares)	2007	2006
Basic weighted average shares outstanding	129,653	126,753
Effect of common stock equivalents – stock options and stock issuable under employee compensation plans	2,811	3,866
Diluted weighted average shares outstanding	132,464	130,619

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share Based Payment (“SFAS 123R”) using the modified-prospective-transition method beginning January 1, 2006. SFAS 123R requires the recognition of (a) compensation cost for all share based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $4,362 and $2,029 during the quarters ended March 31, 2007 and 2006, respectively. The Company grants stock options, non-vested stock and restricted stock units to employees, directors and executive officers.

At March 31, 2007, the Company has the following stock-based compensation plans:

Stock Options.   In January 2007, the Company’s Compensation Committee approved the grant of stock options to certain employees in France. Under the terms of the award, 25% of the stock options vested immediately and the remaining 75% will be amortized over three years, on a straight-line basis. The Company recognized approximately $186 of pre-tax compensation expense in the consolidated statement of operations related to this grant. During the three months ended March 31, 2006 the Company recognized approximately $95 of pre-tax compensation expense in the consolidated statement of operations related to stock options granted to members of our Board of Directors that were not subject to the accelerated vesting in December 2005.

Stock Bonus Arrangements.   The Company, from time to time, enters into separate share-based payment arrangements with executive officers and directors. The terms of such agreements are subject to various specified performance and/or vesting conditions.  As of March 31, 2007, there were approximately 372,280 non-vested shares outstanding related to these agreements. The Company measured the equity awards to executive officers using the fair market value of the Company’s common stock on the date the award was approved by the Compensation Committee of the Board of Directors. Directors of the Company receive automatic grants of equity awards and such awards are measured using the fair market value of the Company’s common stock on the date of the automatic grant. These awards are amortized on a straight-line basis over the vesting period. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $1,605 and $1,290, respectively, of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to stock bonus arrangements with executive officers and directors.

Restricted Stock Units.   In March 2006, the Compensation Committee of the Board of Directors approved the grant of 663,500 restricted stock units to approximately 330 employees of the Company, subject to certain specified performance-based conditions. In February 2007, the performance-based conditions were certified by the Compensation Committee. Accordingly, individuals are entitled to their award provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

During the first quarter of 2007, the Compensation Committee of the Board of Directors approved the grant of 93,034 restricted stock units to certain employees. These awards do not have any performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date. In March 2007, the Compensation Committee of the Board of Directors approved the grant of 747,240 restricted stock units to approximately 800 employees of the Company. The amount of restricted stock units that are ultimately awarded  based on performance are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the minimum performance-based condition becomes satisfied, the number of restricted stock units subject to the award will vest in 25% increments in March 2008, March 2009, March 2010 and March 2011, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

The Company measured all grants of restricted stock units using the fair market value of the Company’s common stock on the date the award was approved by the Compensation Committee of the Board of Directors. For the three months ended March 31, 2007 and 2006, the Company recorded approximately $2,571 and $644 of pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the amortization of restricted stock units.

Share-based Payment Activity

The following table summarizes the activity of our employee stock options for the three months ended March 31, 2007:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	9,573	$28.97
Granted	17	46.81
Exercised	(1,520)	28.55
Forfeited/expired/cancelled	(353)	31.36
Outstanding at March 31, 2007	7,717	28.98	4.7	$141,924
Options exerciseable at March 31, 2007	5,799	$28.73	4.4	$108,104

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of March 31, 2007 and the exercise price of the underlying options. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised was $33,142 and $59,897, respectively. There is approximately $211 of unrecognized compensation expense related to unvested stock options awarded under our incentive plan. These costs will be recorded on a straight line basis through 2009.

The following table summarizes the activity of our non-vested stock for the three months ended March 31, 2007:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2007	969,030	$44.53
Granted	840,274	47.41
Forfieted	(12,000)	48.58
Vested	(238,397)	43.86
Non-vested at March 31, 2007	1,558,907	$46.15

As of March 31, 2007 there was approximately $55,681 and $12,430 of unrecognized compensation cost related to the Company’s grant of restricted stock units and stock bonus agreements, respectively. These awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

3.   BUSINESS COMBINATIONS

For the period January 1, 2006 through March 31, 2007, the Company completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
Arbeidskamerater AS (Norway)	January 10, 2007	Monster Careers – International
PWP, LLC (“Education.org”)	May 2, 2006	Internet Advertising & Fees

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the three months ended March 31, 2006, the Company capitalized $1,340 to goodwill relating to the Company’s February 2005 acquisition of Emailjob. The Company did not increase goodwill or the restructuring and integration accrual during the quarter ended March 31, 2007.

Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company’s operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of March 31, 2007 and December 31, 2006, the Company had accrued $5,808 and $6,075, respectively, for integration and restructuring obligations, mainly for future operating lease payments.

4.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR’s net results of operations as Losses in Equity Interests in the Company’s statements of operations. Such losses reduce the carrying value of the Company’s investment in ChinaHR.  For the three months ended March 31, 2007 and 2006, the Company recorded a loss in equity interest of $2,089 and $1,241, respectively, related to China HR.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. In January 2007, the Company amended the agreement with ChinaHR, increasing the maximum allowable amount to be advanced in the first year from $10,000 to $12,500. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. During the first quarter of 2007, the Company advanced $2,500 under the credit facility, meeting the maximum allowable advance amount in the first year.

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

The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company accounts for its investment in Finland using the equity method of accounting, thereby recording its owned percentage of Finland’s net results of operations as a component of “Losses in Equity Interests” in the Company’s statements of operations. For the three months ended March 31, 2007, the Company recorded income of $669 related to the 25% Finland equity investment. Included in this amount is $456 of income recorded in 2007 for 2006 performance and approximately $213 of income earned in the first quarter of 2007.

5.   COMPREHENSIVE INCOME

The Company’s comprehensive income is as follows:

	Three Months ended March 31,
	2007	2006
Net income	$39,482	$42,262
Foreign currency translation adjustment and other	76	7,464
Comprehensive income	$39,558	$49,726

6.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through March 31, 2007, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45,081 of which 294,584 shares were repurchased in open market transactions during the year ended December 31, 2006. The Company did not repurchase stock in the open market during the three months ended March 31, 2007.

7.   DISCONTINUED OPERATIONS

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

•       On May 10, 2006, the Company sold its TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of $32,950 (net of working capital and other adjustments) and approximately a $9,000 interest bearing note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. In the first quarter of 2007, the Company received approximately $6,560 related to the promissory note as a partial repayment. The disposition was not considered material and did not include a significant amount of assets.

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

The following amounts,  related to the operations of the Company’s disposed businesses  in 2006, and  have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended March 31,
	2007	2006
Revenue	$—	$37,107
Income before income taxes	(376)	4,089
Income tax expense (benefit)	(131)	1,664
Income (loss) from discontinued operations, net of tax	(245)	2,425
Pre-tax loss on sale of discontinued operations	—	2,453
Income tax benefit	—	(2,967)
Gain on sale of business, net of tax	—	5,420
Income (loss) from discontinued operations, net of tax	$(245)	$7,845

8.   SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Monster Careers—North America; Monster Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of our operating segments.

The Company’s chief operating decision maker includes the impact of non-cash compensation expenses when measuring the results of each reportable segment. The Company has recorded $4,362 and $2,029 of pre-tax non-cash compensation expense in its statements of operations for the three months ended March 31, 2007 and 2006, respectively.

The following tables present the Company’s operations by business segment and by geographic region:

	Three Months ended March 31
Revenue	2007	2006
Monster:
Careers – North America	$184,017	$159,998
Careers – International	106,206	64,591
Internet Advertising & Fees	38,805	32,447
Total Revenue	$329,028	$257,036

	Three Months ended March 31
Operating Income	2007	2006
Monster:
Careers – North America	$65,878	$54,559
Careers – International	7,961	765
Internet Advertising & Fees	4,304	9,486
Total Monster	78,143	64,810
Corporate expenses	(19,948)	(11,871)
Operating Income	$58,195	$52,939

	Three Months ended March 31
Revenue by Geographic Region	2007	2006
United States	$217,923	$189,820
International	111,105	67,216
Total Revenue	$329,028	$257,036

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006:

Total Assets by Segment	March 31, 2007	December 31, 2006
Monster Careers – North America	$638,923	$669,645
Monster Careers – International	556,869	516,213
Internet Advertising & Fees	159,092	164,482
Corporate	612,096	540,723
Shared assets (a)	90,835	78,740
Total Assets	$2,057,815	$1,969,803

(a)              Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

9.   INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company’s opening retained deficit. The Company also reclassified a portion of previously accrued  income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

As of January 1, 2007 and March 31, 2007 the Company has recorded a liability for $79,599 and $84,480, respectively of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. In addition as of January 1, 2007 and March 31, 2007 the Company has reduced its recorded deferred tax assets by $16,478 and $17,172 respectively due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $73,568 at January 1, 2007 and $76,788 as of March 31, 2007. The impact of recognition on the income tax provision reflects the liabilities for unrecognized tax benefits, net of the deferred tax benefit on accrued interest and state income tax items.

Interest and penalties related to the underpayment of income taxes are classified as a component of “Income Taxes” in the Consolidated Statement of Operations. Estimated accrued interest and penalties were $12,275 as of January 1, 2007 and $13,735 as of March 31, 2007.

The Company conducts business globally and as a result, the Company or one or more subsidiaries files income taxes in U.S. Federal jurisdictions and various states and approximately 20 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, India, South Korea, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations in jurisdictions in which returns have been filed for years prior to 2003. The Company is currently under audit by the Internal Revenue Service for years 2003-2005. The audit is still in a relatively early stage, and it is likely that the audit will not be fully concluded in 2007. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next 12 months or upon conclusion of the audit.

10.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION

On June 12, 2006, the Company announced that a committee of independent directors of the Board of Directors (the “Special Committee”) assisted by independent legal counsel and outside accounting experts was conducting an investigation to review the Company’s historical stock option grant practices and related accounting. The Special Committee and its advisors conducted an extensive review of the Company’s historical stock option grants and related accounting, including an assessment and review of the Company’s accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

On December 13, 2006, the Company restated its Form 10-K for the year ended December 31, 2005 to reflect additional non-cash stock-based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003. The restated

consolidated financial statements included cumulative pre-tax compensation expense of $339,586 and $67,656 of related income tax benefits. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods were not materially affected as a result of this restatement. There was no effect on the 2007 period as a result of the restatement.

The Company has notified the Internal Revenue Service of the stock option review and results thereof. Under Internal Revenue Code section 162(m) (“IRC 162(m)”), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m). Certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A (“409A”). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board of Directors approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction is made by increasing the exercise price to the same value used in connection with the financial statement restatement. In April 2007, the tender offer was finalized and for individuals who agreed to the modification, the Company will compensate them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. This amount is payable after January 1, 2008 and the cash payment will be approximately $331.

During the quarter ended March 31, 2007, the Company recorded approximately $9,800 of professional fees related to the ongoing investigation into the Company’s historical stock option grant practices and related accounting. These costs were recorded as a component of “office and general” expenses within “Corporate operating expenses” and primarily relate to professional services for legal fees. The investigation is being led by external regulatory and federal agencies, and is focused on the past conduct of former employees. While the Company cannot quantify or estimate the amount or timing of these costs throughout 2007 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 11 for further discussion.

11.   STOCK OPTION INVESTIGATIONS AND LITIGATION

The United States Attorney’s Office for the Southern District of New York (“USAO”) and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company’s former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former general counsel from violating the federal securities laws and from acting as an officer or director of a public company.

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company’s 401(k) plan. The amended complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. The time for defendants to respond to the amended complaint has not yet expired.

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

On or about March 15, 2007, a putative securities shareholder class action was filed in the United States District Court for the Southern District of New York captioned Middlesex County Retirement System v. Monster Worldwide, Inc., Andrew T. McKelvey, Myron Olesnyckyj, and Charles “Lanny” Baker, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until June 9, 2006. The Complaint asserts claims against the Company and the individual defendants based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. By Stipulation of Dismissal, dated April 10, 2007, the Complaint as against Charles “Lanny” Baker was dismissed with prejudice.

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company’s S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company’s Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company’s equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. Approximately all payments have been made under this agreement.

The Company may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business and results of operations. The Company may also be obligated under the terms of its by-laws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

12.   SUBSEQUENT EVENTS

On April 12, 2007, the Company announced that its Board of Directors named Salvatore Iannuzzi Chairman of the Board of Directors and Chief Executive Officer. Mr. Iannuzzi has been a member of the Board of Monster Worldwide since July 2006 and has served as Chairman of the Executive Committee since October 2006. William Pastore, the Company’s former Chief Executive Officer resigned from the Company through mutual agreement with its Board of Directors. Mr. Pastore will continue to be employed by the Company through June 2007 to facilitate an orderly transition. The Company expects to record a severance charge of approximately $12,700 in the second quarter of 2007 in connection with Mr. Pastore’s severance agreement. The charge will include approximately $11,100 of non-cash compensation related to the accelerated vesting of 281,250 shares of restricted stock and 56,250 restricted stock units and $1,600 related to the cash severance obligation.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 9 to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
May 7, 2007

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

There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006.

Overview

Monster Worldwide, Inc. is the world’s premiere employment solution, bringing people together to advance their lives, across 38 countries around the world. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help advance our users’ careers by providing work-related content, services and other highly innovative online products.

Our services and solutions include searchable job postings, a resume database and other career related content. Users can search our job postings and post their resumes free of charge on each of our websites. Employers pay to post jobs, search the resume database and other career related services.

Our strategy has been to grow our business organically in North America and Internationally and expand through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our International operations are now approximately 37% of our Careers revenue for the quarter ended March 31, 2007, compared to approximately 29% in the prior year period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our International business in the next several years.

We also operate a network of websites within our Internet Advertising & Fees division that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. Our clients range from Fortune 100 companies to small and medium-sized enterprises and government agencies. We believe that there are significant opportunities to monetize our current web traffic through lead generation, display advertising and other consumer related products. These properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online. The majority of our services in our Internet Advertising & Fees division are free to users and are primarily offered in North America. In the latter half of 2007, we intend to expand the division’s offerings in Europe and eventually Asia, to further diversify our client base and monetize additional web traffic.

Business Combinations

For the period January 1, 2006 through March 31, 2007, we completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries,  either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
Arbeidskamerater AS (Norway)	January 10, 2007	Monster Careers – International
PWP, LLC (“Education.org”)	May 2, 2006	Internet Advertising & Fees

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

•       On May 10, 2006, we sold our TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, we also sold our recruitment advertising agency in Spain. We received cash of $32,950 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. We recorded a pre-tax gain on the sale of these businesses of  $543 ($812 after-tax loss, net of a $1,355 tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. In the first quarter of 2007, the Company received approximately $6,560 related to the promissory note as a partial repayment. The disposition was not considered material and did not include a significant amount of assets.

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

The following amounts primarily related to our dispositions in 2006  have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended March 31,
	2007	2006
Revenue	$—	$37,107
Income before income taxes	(376)	4,089
Income tax expense (benefit)	(131)	1,664
Income (loss) from discontinued operations, net of tax	(245)	2,425
Pre-tax loss on sale of discontinued operations	—	2,453
Income tax benefit	—	(2,967)
Gain on sale of business, net of tax	—	5,420
Income (loss) from discontinued operations, net of tax	$(245)	$7,845

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

Revenue Recognition

Monster Careers (North America and International).   Our Monster Careers divisions primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career related services. We recognize revenue at the time that job postings are displayed on the Monster network websites. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.   Our Internet Advertising & Fees division primarily earns revenue from the display of advertisements on the Monster network of websites, click throughs on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of “click-throughs” on text based links as “click throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Management uses its best judgment in the determination of these amounts. An adjustment to tax reserves is recorded through income in the period in which it becomes more likely than not that a liability has been incurred. Once established, the Company adjusts tax reserves when an event occurs necessitating a change to the reserves.

We record deferred tax benefits on non-cash stock-based compensation expense ratably over the vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction is available. Under required accounting standards, we do not record anticipated loss of tax benefits due to market declines in the value of the Company’s common stock. Section 162(m) of the Internal Revenue Code provides important limitations which affect the ultimate realization of tax benefits on non-cash stock-based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the 4 other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid is not deductible. In order for the limitation to apply the executive must still be employed at the end of the year in which the payment occurs.

Section 162(m) provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive’s status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies.

In recording deferred tax assets on discounted stock option compensation expense, we do not anticipate whether recorded tax benefits could be subject to Section 162(m) limitations. In the consolidated financial statements we recorded deferred tax assets ratably as the non-cash stock-based compensation expense is recognized in the statement of operations, and in accordance with the applicable vesting periods.

To the extent actual events are inconsistent with the initial assumption and tax benefits are not ultimately realized, we reverse the recorded tax benefits in the year in which such events occur. When options are cancelled or expire unexercised, recorded tax benefits are reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision. If a Section 162(m) limitation is determined to apply, the disallowance of tax benefits is reflected by reducing previously recorded tax benefits in the year of exercise by reversing the recorded deferred tax asset to the income tax provision on the statement of operations. Future year’s financial results may be impacted due to events inconsistent with the underlying assumptions.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted under

SFAS 123R. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Prior to January 1, 2006, we accounted for our equity awards using APB 25.

Results of Operations

Consolidated operating results as a percent of revenue for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Salaries and related	37.2%	35.6%
Office and general	21.4%	18.2%
Marketing and promotion	23.7%	25.6%
Total operating expenses	82.3%	79.4%
Operating income	17.7%	20.6%
Interest and other, net	1.6%	1.2%
Income from continuing operations before income taxes and equity interests	19.3%	21.8%
Income taxes	6.8%	7.9%
Losses in equity interest	-0.4%	-0.5%
Income from continuing operations	12.1%	13.4%
Income (loss) from discontinued operations, net of tax	-0.1%	3.1%
Net income	12.0%	16.4%

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

The Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Monster Careers – North America

The operating results of our Monster Careers – North America division for the three months ended March 31, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	Increase	% Increase
Revenue	$184,017	100.0%	$159,998	100.0%	$24,019	15.0%
Selling, general and administrative	112,867	61.3%	101,346	63.3%	11,521	11.4%
Depreciation and amortization*	5,272	2.9%	4,093	2.6%	1,179	28.8%
Operating income	$65,878	35.8%	$54,559	34.1%	$11,319	20.7%

*                     Includes amortization of stock based compensation for restricted stock units.

Our Monster Careers – North America segment generated a moderate increase in revenue of 15.0% during the first quarter of 2007, in contrast to the growth rates delivered throughout the 2006 periods. The slower growth rate was consistent with the moderating economic trends within the labor markets across the United States economy. Revenue from our eCommerce channel, which serves small and medium sized companies, were essentially flat as compared to the prior year period. We are actively working on product enhancements, pricing strategies and marketing efforts designed to rebuild momentum in the eCommerce channel, in addition to taking a fresh perspective of the competitive landscape. We were able to penetrate deeper into the enterprise market of our North American business in 2007, which services larger companies, a growing number of which we serve globally. During the first quarter of 2007, the average order size in our enterprise accounts increased and we were able to expand business with our top customers. Additionally, we are in the early stages of realizing the opportunity that exists within our multi-national customers and are actively selling our products and services in conjunction with our Monster Careers—International counterpart. In March 2007 we implemented refinements to our telesales organization which we hope will drive revenue growth and expand our sales productivity. We believe that these improvements will better align our telesales force on a regional basis and increase our sales capacity. Our business leaders continue to pursue alliances and business partners to deepen our presence within the local markets of the United States, with the goal to drive small-to-medium sized businesses to our site and increase our brand recognition. As the domestic labor market continues to expand at a slower rate, we will continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually focus on improving our customer service with both job seekers and employers.

Our Monster Careers – North America segment generated an operating margin of 35.8% in the first quarter of 2007, up slightly from 34.1% in the 2006 period. Salaries and related costs increased as a direct result of the addition of approximately 200 total employees since the first quarter of 2006. Approximately 75% of the additional headcount related to our commitment to expand our sales force. Our marketing and promotion efforts were 20.6% of our revenue, down compared to the 25.1% reported in last years first quarter, as we made the strategic decision not to invest in areas where we were experiencing lower employer and job seeker demand. As a result, our total operating expenses grew at a slower rate than revenue and we were able to deliver operating margin expansion. While we are disciplined in our cost structure and operations, we remain committed to investing in our product, new technology and other assets in order to sustain long-term profitability.

Monster Careers – International

The operating results of our Monster Careers – International division for the three months ended March 31, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	Increase	% Increase
Revenue	$106,206	100.0%	$64,591	100.0%	$41,615	64.4%
Selling, general and administrative	93,612	88.1%	59,867	92.7%	33,745	56.4%
Depreciation and amortization*	4,633	4.4%	3,959	6.1%	674	17.0%
Operating income	$7,961	7.5%	$765	1.2%	$7,196	940.7%

*                     Includes amortization of stock based compensation for restricted stock units.

Our Monster Careers – International segment delivered rapid revenue growth of 64.4% in the first quarter of 2007, driven by our growing sales force and key investments we made in Europe and Asia over the past two years. We were able to expand revenue in each country where we operate and our revenue now accounts for 32.3% of consolidated revenue, compared to 25.1% in the 2006 period. In Europe, our efforts to establish and grow our eCommerce channel is beginning to yield positive results as revenue more than doubled in the first quarter of 2007. We believe that our European and Asian eCommerce channel can be a strong source of revenue and a new resource to capture customer leads. The large labor pool, strong economic growth and rapid Internet adoption presents a promising opportunity for us in Asia that we believe will be a more significant revenue source for us in the future.

During the first quarter of 2007, we added approximately 375 people in our continuing effort to invest in talent, while making incremental investments in our product, technology and marketing. We are committed to expand our leadership position through increased promotion of our brand, as evidenced by our 62.4% increase in marketing from the 2006 period. Our investments in marketing continue to increase our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Despite these increased level of investments, we were able to expand our operating margin to 7.5% in 2007. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online. In addition, we will continue to invest for the future through product enhancements, technology and people.

Internet Advertising & Fees

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	Increase	% Increase
Revenue	$38,805	100.0%	$32,447	100.0%	$6,358	19.6%
Selling, general and administrative	32,366	83.4%	20,839	64.2%	11,527	55.3%
Depreciation and amortization*	2,135	5.5%	2,122	6.5%	13	0.6%
Operating income	$4,304	11.1%	$9,486	29.2%	$(5,182)	-54.6%

*                     Includes amortization of stock based compensation for restricted stock units.

Revenue at our Internet Advertising & Fees segment increased 19.6%, a much slower growth rate than throughout the periods in 2006. Several factors contributed to the reduced growth of the Internet Advertising & Fees segment, however the main drivers were slower growth in overall users and reduced lead generation volume. Revenue from lead generation approximates 48% of our revenue base and is generated from many sites across our network. During the first quarter of 2007, we experienced a reduced volume of users to our sites, and were unable to deliver a high volume of quality leads to our advertisers. Display advertising approximates 25% of our revenue base and is the other main source of our revenue. Our websites across our network realized a higher ratio of remnant versus brand advertising during the first quarter of 2007, resulting in excess inventory and a lower cost per impression, contributing to our overall slower growth rates. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers.

We posted an operating margin of 11.1% in the first quarter of 2007, a sharp decline from the 29.2% operating margin reported in the 2006 period. Despite slower revenue growth, we continued to invest in our business model over the past twelve months by adding sales capacity, increased product and technology expenditures and infrastructure build-outs. Marketing expenses increased 43.7% over the 2006 period as we invested in our websites and expanded their recognition amongst users. We recognize that we need to keep our sites rich with content, personalization and relevant information. Accordingly, we are committed to investing in our products and offerings to deepen our audience and not only attract, but retain users.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended March 31, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	Increase	% Increase
Salaries and related	$122,347	37.2%	$91,553	35.6%	$30,794	33.6%
Office and general	70,417	21.4%	46,745	18.2%	23,672	50.6%
Marketing and promotion	78,069	23.7%	65,799	25.6%	12,270	18.6%
Operating expenses	270,833	82.3%	204,097	79.4%	66,736	32.7%
Operating income	$58,195	17.7%	$52,939	20.6%	$5,256	9.9%

Our total operating expenses grew 32.7% in the first quarter of 2007, as every major line item increased over the 2006 period. Since March 2006, we have increased our global headcount by approximately 41%, primarily for sales and support in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included within the salaries and related line item is approximately $4.4 million and $2.0 million of stock-based compensation costs for the quarters ended March 31, 2007 and 2006, respectively. Office and general expenses increased 50.6% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses are approximately $9.8 million of professional fees related to the ongoing stock option investigation. We also increased marketing and promotion expenditures by $12.3 million primarily as a result of allocating greater resources to expanding our brand recognition and sales force in our International Careers segment. We will continue to market our services heavily throughout Europe and Asia, while managing our marketing and promotion expenses in a manner consistent with our revenue expectations. As a result, our total operating expenses grew to 82.3% of consolidated revenue in the 2007 period.

Income Taxes

Income taxes for the three months ended March 31, 2007 and 2006 are as follows:

	March 31,	March 31,	Change
(dollars in thousands)	2007	2006	$	%
Income from continuing operations before income taxes	$63,499	$56,069	$7,430	13.3%
Income taxes	22,352	20,411	1,941	9.5%
Effective tax rate	35.2%	36.4%

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

Earnings Per Share

Diluted earnings per share from continuing operations increased 15.4% in the 2007 period, even as diluted weighted average shares outstanding increased approximately 1.9 million shares. The share increase is primarily due to shares issued in connection with employee stock option exercises. Net income was 12.0%

of total revenue in the 2007 period, compared to 16.4% in the 2006 period. Net income in the 2006 period includes approximately $7.8 million of income from discontinued operations.

Financial Condition

The following tables details our cash and cash equivalents, marketable securities and cash flow components:

	March 31,	December 31,	Change
(dollars in thousands)	2007	2006	$	%

Cash and cash equivalents	$89,742	$58,680	$31,062	52.9%
Marketable securities	591,262	537,893	53,369	9.9%
Cash and cash equivalents and marketable securities	$681,004	$596,573	$84,431	14.2%
Percentage of total assets	33.1%	30.3%

	March 31,	March 31,	Change
(dollars in thousands)	2007	2006	$	%

Cash provided by operating activities of continuing operations	$81,982	$77,732	$4,250	5.5%
Cash used for investing activities of continuing operations	(79,145)	(127,791)	48,646	-38.1%
Cash provided by financing activities of continuing operations	30,245	17,093	13,152	76.9%
Cash provided by (used in) discontinued operations	(2,983)	1,857	(4,840)	-260.6%
Effect of exchage rates on cash	963	547	416	76.1%

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

During the first quarter of 2007, we recorded $9.8 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of “office and general” expenses and primarily relate to professional services for legal fees. In addition, in the latter half of 2006, we have incurred approximately $13.3 million related to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York (“USAO”) and the preparation and review of our restated consolidated financial statements, a portion of which was paid in the 2007 period.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2007 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

During 2006, we absorbed the remainder of our U.S. Federal tax loss carryovers, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $29.8 million of U.S. Federal income tax during the first quarter of 2007 which was the remainder of our 2006 income tax liability. In 2007, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability.

As of March 31, 2007, we had cash and cash equivalents and marketable securities of $681.0 million, compared to $596.6 million as of December 31, 2006. Our increase in cash and marketable securities of $84.4 million in the first quarter of 2007, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $79.0 million for the three months ended March 31, 2007 and resulted from $39.7 million of income from continuing operations and $20.4 million of net non-cash items, increased by an $18.9 million change in working capital. Strong revenue growth, accompanied by operating efficiencies, continually improved operating margins and thus cash flows from operations in 2007. Account receivable decreased by $25.2 million due to a higher level of collections and a slower sales cycle in the 2007 period. Deferred revenue continued to increase in 2007, resulting in a $5.7 million increase to cash from operations and displaying our success in driving more business to Monster. Cash flow from operating activities in 2007 was decreased by $3.0 million from cash used to fund liabilities related to our discontinued Advertising and Communications businesses.

We used $79.1 million of cash for investing activities for the quarter ended March 31, 2007. The use of cash mainly reflects our net purchase of marketable securities of $53.4 million as we invested our capital in debt instruments yielding higher returns. Capital expenditures were $21.6 million in the first quarter of 2007, as we invested in expanding our infrastructure and systems in Europe and Asia. We anticipate total capital expenditures to be approximately $75.0 million for 2007. Additionally, we funded $2.5 million to ChinaHR under a previously established credit facility and paid approximately $1.7 million in connection with an acquisition in Norway in our Monster Careers – International segment.

We generated cash from financing activities in 2007, resulting from $43.4 million of cash received from employee stock option exercises and $6.5 million primarily related to the tax benefit on stock options exercised. In addition, we used $3.3 million of cash to pay for tax withholdings in connection with the vesting of stock-based awards. During the quarter ended March 31, 2007, we paid $16.3 million for seller notes on businesses acquired in prior periods, primarily Tickle.

In March 2006, we entered into a loan agreement with ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. In January 2007, we amended the agreement with ChinaHR, increasing the maximum allowable amount to be advanced in the first year from $10.0 million to $12.5 million. Interest on the loans will be assessed at the average one-month U.S. LIBOR rate plus 1% and shall be payable quarterly in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. Through March 2007, we advanced ChinaHR $12.5 million, the maximum allowable advance amount in the first year.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through March 31, 2007, we have repurchased 994,584 shares of our common stock for an aggregate purchase price of $45.1 million. We did not repurchase any shares on the open market during the 2007 first quarter.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an

Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, bank time deposits, municipal bonds, commercial paper and money market funds. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of March 31, 2007, net unrealized losses on these investments were not material.

We have a presence in 38 countries around the world. For the three months ended March 31, 2007, approximately 33.8% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the quarter ended March 31, 2007, our cumulative translation adjustment account increased $0.1 million, primarily attributable to the weakening of the U.S. dollar.

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

As stated in Note 10 of its consolidated financial statements, the Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors (the “Special Committee”), assisted by outside counsel, was conducting an independent investigation to review the Company’s historical stock option grant practices and related accounting.

The United States Attorney’s Office for the Southern District of New York (“USAO”) and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company’s former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former general counsel from violating the federal securities laws and from acting as an officer or director of a public company.

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company’s 401(k) plan. The amended complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. The time for defendants to respond to the amended complaint has not yet expired.

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv-04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

On or about March 15, 2007, a putative securities shareholder class action was filed in the United States District Court for the Southern District of New York captioned Middlesex County Retirement System v. Monster Worldwide, Inc., Andrew T. McKelvey, Myron Olesnyckyj, and Charles “Lanny” Baker, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until June 9, 2006. The Complaint asserts claims against the Company and the individual defendants based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. By Stipulation of Dismissal, dated April 10, 2007, the Complaint as against Charles “Lanny” Baker was dismissed with prejudice.

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company’s S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees have informed the Company that they will seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company’s Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company’s equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. Approximately all payments have been made under this agreement.

The Company may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business and results of operations. The Company may also be obligated under the terms of its by-laws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company’s repurchase activity for the three months ended March 31, 2007 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
As of December 31, 2006				$54,919,200
January 1 – January 31	—	N/A	—	54,919,200
February 1 – February 28	—	N/A	—	54,919,200
March 1 – March 31	—	N/A	—	54,919,200
Total Q1 2007	—	N/A	—	$54,919,200

(a)           On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

ITEM 6.                EXHIBITS.

The following exhibits are filed as a part of this report:

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Charles Baker pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Charles Baker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: May 9, 2007	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2007	By:	/s/ CHARLES BAKER
Charles Baker
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated: May 9, 2007	By:	/s/ JONATHAN TRUMBULL
Jonathan Trumbull
Chief Accounting Officer and Global Controller
(principal accounting officer)