Form 10-Q
period 2007-06-30
MONSTER WORLDWIDE INC
filed 2007-08-09
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

Large Accelerated Filer ☒           Accelerated Filer ☐           Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of August 3, 2007 the latest practicable date.

Class	Outstanding on August 3, 2007
Common Stock	127,597,200
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$331,149	$275,169	$660,177	$532,205
Salaries and related	146,153	98,862	268,500	190,415
Office and general	64,576	43,827	134,993	90,572
Marketing and promotion	78,045	73,212	156,114	139,011
Total operating expenses	288,774	215,901	559,607	419,998
Operating income	42,375	59,268	100,570	112,207
Interest and other, net	6,912	3,940	12,216	7,070
Income from continuing operations before income taxes and equity interest	49,287	63,208	112,786	119,277
Income taxes	17,406	22,077	39,758	42,488
Losses in equity interests, net	(2,966)	(2,284)	(4,386)	(3,525)
Income from continuing operations	28,915	38,847	68,642	73,264
Income (loss) from discontinued operations, net of tax	(299)	770	(544)	8,615
Net income	$28,616	$39,617	$68,098	$81,879
Basic earnings per share:
Earnings per share from continuing operations	$0.22	$0.30	$0.53	$0.57
Earnings from discontinued operations, net of tax	-	0.01	-	0.07
Basic earnings per share*	$0.22	$0.31	$0.52	$0.64
Diluted earnings per share:
Earnings per share from continuing operations	$0.22	$0.29	$0.51	$0.56
Earnings from discontinued operations, net of tax	-	0.01	-	0.07
Diluted earnings per share*	$0.21	$0.30	$0.51	$0.62
Weighted average shares outstanding:
Basic	130,542	128,551	130,268	127,662
Diluted	133,121	132,009	133,324	131,390

* - Earnings per share may not add in certain periods due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
ASSETS	2007	December 31,
	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$90,539	$58,680
Available-for-sale securities	630,914	537,893
Accounts receivable, net of allowance for doubtful accounts of $13,284 and $11,924	419,033	444,747
Prepaid and other	100,233	82,488
Total current assets	1,240,719	1,123,808
Property and equipment, net	122,077	102,402
Goodwill	595,850	589,041
Intangibles, net	48,781	51,695
Investment in unconsolidated affiliates	54,782	59,625
Other assets	48,360	43,232
Total assets	$2,110,569	$1,969,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,896	$56,098
Accrued expenses and other current liabilities	200,336	218,319
Income taxes payable	13,321	84,433
Deferred revenue	452,196	444,145
Current portion of long-term debt	1,660	23,249
Total current liabilities	732,409	826,244
Long-term debt, less current portion	312	415
Deferred income taxes	28,875	32,594
Long-term income taxes payable	89,910	-
Other long-term liabilities	1,294	865
Total liabilities	852,800	860,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	-	-
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,175 and 125,724 shares, respectively; outstanding: 126,253 and 123,802 shares, respectively	126	126
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,713,670	1,636,023
Accumulated other comprehensive income	93,096	87,632
Accumulated deficit	(549,128)	(614,101)
Total stockholders’ equity	1,257,769	1,109,685
Total liabilities and stockholders’ equity	$2,110,569	$1,969,803

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$68,098	$81,879
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	544	(8,615)
Depreciation and amortization	21,524	20,927
Provision for doubtful accounts	5,113	4,664
Non-cash compensation	21,478	5,452
Common stock issued for matching contribution to 401(k) plan	-	1,854
Deferred income taxes	(5,505)	9,329
Gain on disposal of assets	(572)
Loss in equity interests and other	4,386	3,519
Changes in assets and liabilities, net of business combinations:
Accounts receivable	20,366	(24,450)
Prepaid and other	(4,204)	(9,740)
Deferred revenue	8,051	21,444
Accounts payable, accrued liabilities and other	(1,787)	32,855
Net cash provided by (used for) operating activities of discontinued operations	(5,332)	5,668
Total adjustments	64,062	62,907
Net cash provided by operating activities	132,160	144,786
Cash flows used for investing activities:
Capital expenditures	(37,214)	(25,543)
Purchase of marketable securities	(682,586)	(943,763)
Sales and maturities of marketable securities	589,565	644,538
Payments for acquisitions and intangible assets, net of cash acquired	(1,806)	(18,282)
Investments in unconsolidated affiliates	-	(19,936)
Net proceeds from sale of businesses	-	32,950
Cash funded to equity investee	(4,100)	(4,800)
Net cash used for investing activities of discontinued operations	-	(2,469)
Net cash used for investing activities	(136,141)	(337,305)
Cash flows provided by financing activities:
Payments on capital lease obligations	-	(363)
Payments on acquisition debt	(21,862)	(29,685)
Proceeds from exercise of employee stock options	53,401	91,165
Excess tax benefits on stock option exercises	12,343	17,324
Repurchase of common stock	(10,042)	(14,416)
Structured stock repurchase, net	-	(22,758)
Net cash provided by financing activities	33,840	41,267
Effects of exchange rates on cash	2,000	1,714
Net increase (decrease) in cash and cash equivalents	31,859	(149,538)
Cash and cash equivalents, beginning of period	58,680	196,597
Cash and cash equivalents, end of period	$90,539	$47,059
Supplemental disclosures of cash flow information:
Cash paid for interest	$796	$2,090
Cash paid for income taxes	$43,986	$4,795
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$-	$1,164
Liabilities created in connection with business combinations	$325	$4,556

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

Monster Careers (North America and International).   The Company’s Monster Careers segments predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases and other career-related services. The majority of the Monster Careers services are free to job seekers and revenue is earned in approximately 40 countries around the world.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company adheres to the same accounting policies in preparation of the consolidated interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

2.   EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options, restricted stock awards or restricted stock units, and is computed by dividing income available to common shareholders by the weighted average number of common stock  outstanding for the period. Diluted earnings per share reflects restricted stock awards, restricted stock units and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.

Certain stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 531,000 and 681,000 for the three months ended June 30, 2007 and 2006, respectively and 469,000 and  682,000 for the six months ended June 30, 2007 and 2006, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows.

(thousands of shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	130,542	128,551	130,268	127,662
Effect of common stock equivalents - stock options, restricted stock awards, and restricted stock units	2,579	3,458	3,056	3,728
Diluted weighted average shares outstanding	133,121	132,009	133,324	131,390

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share Based Payment (“SFAS 123R”) using the modified-prospective-transition method beginning January 1, 2006. SFAS 123R requires the recognition of (a) compensation cost for all share based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. The Company grants stock options, non-vested stock and restricted stock units to employees, directors and executive officers. The Company recognized stock-based compensation expense of  approximately $17,116 and $3,423 for the three months ended June 30, 2007 and 2006, respectively and approximately $21,478 and $5,452 for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the Company has the following stock-based employee compensation arrangements:

Stock Options.   In May 2007, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of stock options to certain employees in France. Under the tems of the awards, the stock options vest 25% over four years with the first vesting commencing on the first anniversary date of the award. In January 2007, the Company’s Compensation Committee approved the grant of stock options to certain employees in France. Under the terms of the award, 25% of the stock options vested immediately and the remaining 75% will vest over three years. The fair value of  stock options granted during the first six months of 2007 was estimated on the grant date using the Black-Scholes option-pricing model. The Company recognized approximately $47 and $233 of pre-tax compensation expense in the consolidated statement of operations related to these grants for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006 the Company recognized approximately $53 and $148 of pre-tax compensation expense in the consolidated statement of operations related to stock options granted to members of the Company’s Board of Directors that became fully vested in 2006.

Restricted Stock Awards.   The Company, from time to time, enters into separate share-based payment arrangements with executive officers, other employees and directors. The terms of such agreements are subject to various specified performance and/or vesting conditions. As of June 30, 2007, there were approximately 400,030 non-vested shares outstanding related to these agreements. The Company measures the awards to executive officers and other employees using the fair market value of the Company’s common stock on the date the award is approved by the Compensation Committee or by the Board of Directors. Directors of the Company receive automatic grants of equity awards and such awards are measured using the fair market value of the Company’s commons stock on the date of the automatic grant. Restricted stock awards are amortized on a straight-line basis over the vesting period. The Company recognized pre-tax compensation expense of approximately $11,422 and $1,405, for the three months ended June 30, 2007 and 2006, respectively, and approximately $13,027 and $2,695 for the six months ended June 30, 2007 and 2006 respectively,  as a  component of salaries and related in the consolidated statements of operations, related to restricted stock awards. Included in the second quarter 2007 results is approximately $9,000 related to the accelerated vesting of stock awards related to two former executive officers in accordance with their severance agreements.

Restricted Stock Units.   In March 2006, the Compensation Committee approved the grant of 663,500 restricted stock units to approximately 330 employees of the Company, subject to certain specified performance-based conditions. In February 2007, the performance-based conditions were certified by the Compensation Committee. Accordingly, individuals are entitled to their award provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

During the first quarter of 2007, the Compensation Committee approved the grant of 93,034 restricted stock units to certain employees. These awards do not have any performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date. The Compensation Committee also approved the grant of 747,240 performance-based restricted stock units to approximately 800 employees of the Company during the first quarter of 2007.

During the second quarter of 2007, the Compensation Committee approved grants aggregating 74,833 restricted stock units to certain employees of the Company. The grants consisted of 72,983 restricted stock units that do not have any performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date. The grant also consisted of 1,850 restricted stock units that have performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date.

The amount of performance-based restricted stock units that are ultimately awarded are subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the minimum performance-based condition becomes satisfied, the number of restricted stock units subject to the award will vest in 25% increments over four years with the first vesting commencing on the anniversary date of each grant, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

The Company measures all grants of restricted stock units using the fair market value of the Company’s common stock on the date the award is approved by the Compensation Committee or by the Board of Directors. The Company recorded pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the amortization of restricted stock units of approximately $5,647 and $1,965 for the three months ended June 30, 2007 and 2006, respectively and $8,218 and $2,609 for the six months ended June 30, 2007 and 2006 respectively. Included in the second quarter 2007 results is approximately $3,800 related to the accelerated vesting of stock awards related to two former executive officers in accordance with their  severance agreements.

Share-Based Payment Activity

The following table summarizes the activity of our employee stock options for the six months ended June 30, 2007:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,573	$28.97
Granted	83	46.70
Exercised	(2,061)	25.91
Forfeited/expired/cancelled	(541)	39.44
Outstanding at June 30, 2007	7,054	29.21	4.5	$86,572
Options exerciseable at June 30, 2007	5,142	$28.74	4.2	$65,538

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of June 30, 2007 and the exercise price of the underlying options. During the six months ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised was $47,493 and $92,306, respectively. There is approximately $1,458 of unrecognized compensation expense related to unvested stock options awarded under our incentive plan. These costs will be recorded on a straight line basis through 2011.

The following table summarizes the activity of our non-vested stock for the six months ended June 30, 2007:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2007	969,030	$44.53
Granted	1,260,107	45.73
Forfeited	(122,438)	47.42
Vested	(609,397)	42.91
Non-vested at June 30, 2007	1,497,302	$45.96

As of June 30, 2007 there was approximately $49,716 and $15,427 of unrecognized compensation cost related to restricted stock units and restricted stock awards, respectively. These awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

3.   BUSINESS COMBINATIONS

For the period January 1, 2006 through June 30, 2007, the Company completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
Arbeidskamerater AS (Norway)	January 10, 2007	Monster Careers – International
PWP, LLC (“Education.org”)	May 2, 2006	Internet Advertising & Fees

Accrued Integration and Restructuring Costs

The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the six months ended June 30, 2006, the Company capitalized $1,340 to goodwill relating to the Company’s February 2005 acquisition of Emailjob and reversed $333 of previously capitalized costs related to acquisitions in the Internet Advertising & Fees segment. The Company did not record any additional restructuring or integration charges during the six months ended June 30, 2007.

Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company’s operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of June 30, 2007 and December 31, 2006, the Company had accrued $5,544 and $6,075, respectively, for integration and restructuring obligations, mainly for future operating lease payments.

4.   INVESTMENT IN UNCONSOLIDATED AFFILIATES

In February 2005, the Company acquired a 40% interest in China HR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. The Company accounts for its investment in ChinaHR using the equity method of accounting, thereby recording its owned percentage of ChinaHR’s net results of operations as Losses in Equity Interests in the Company’s statements of operations. Such losses reduce the carrying value of the Company’s investment in ChinaHR. For the three months ended June 30, 2007 and 2006, the Company recorded a loss in equity interest of $3,174 and $2,284, respectively, and $5,263 and $3,525 for the six months ended June 30, 2007 and 2006 respectively, related to ChinaHR.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000, with no more than $10,000 being advanced in the first year of the agreement. In January 2007, the Company amended the agreement with ChinaHR, increasing the maximum allowable amount to be advanced in the first year from $10,000 to $12,500. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. During 2007 the Company has advanced $4,100 to ChinaHR under the credit facility. At June 30, 2007, the total amount outstanding under the credit facility was $14,100.

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

The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company accounts for its investment in Finland using the equity method of accounting, thereby recording its owned percentage of the business’s net results of operations as a component of “Losses in Equity Interests” in the Company’s statements of operations. For the three and six months ended June 30, 2007, the Company recorded income of $208 and $877, respectively, related to the 25% Finland equity investment. Included in the six month amount is $456 of income recorded in 2007 for 2006 performance.

5.   COMPREHENSIVE INCOME

The Company’s comprehensive income is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net income	$28,616	$39,617	$68,098	$81,879
Foreign currency translation adjustment and other	5,388	21,445	5,464	28,909
Comprehensive income	$34,004	$61,062	$73,562	$110,788

6.   STOCKHOLDERS’ EQUITY

Share Repurchase Program

In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. Through June 30, 2007, the Company has repurchased 994,584 shares of its common stock for an aggregate purchase price of $45,081 of which 294,584 shares were repurchased in open market transactions during the year ended December 31, 2006. The Company did not repurchase stock in the open market during the six months ended June 30, 2007.

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

The following amounts, related to the operations of the Company’s disposed businesses in 2006 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenue	$-	$25,547 25,547	$-	$62,654
Gain (loss) before income taxes	$(462)	$2,528	$(838)	$6,617
Income tax expense (benefit)	(163)	1,065	(294)	2,729
Income (loss) from discontinued operations, net of tax	(299)	1,463	(544)	3,888
Pre-tax gain on sales of discontinued operations	-	726	-	3,179
Income tax expense (benefit)	-	1,419	-	(1,548)
Gain (loss) on sale of business, net of tax	-	(693)	-	4,727
Income (loss) from discontinued operations, net of tax	$(299 (299)	$770	$(544)	$8,615

8.   SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Monster Careers—North America; Monster Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.

The Company’s chief operating decision maker includes the impact of non-cash compensation expenses when measuring the results of each reportable segment. The Company has recorded pre-tax non-cash compensation expense in its statements of operations for the three months ended June 30, 2007 and 2006, respectively of $17,116 and $3,423 and $21,478 and $5,452 for the six months ended June 30, 2007 and 2006 respectively. The following tables present the Company’s operations by business segment and by geographic region:

	Three Months ended June 30,		Six Months ended June 30,
Revenue	2007	2006	2007	2006
Monster:
Careers - North America	$174,481	$162,816	$358,498	$322,814
Careers - International	116,845	74,374	223,051	138,965
Internet Advertising & Fees	39,823	37,979	78,628	70,426
Total Revenue	$331,149	$275,169	$660,177	$532,205

	Three Months ended June 30,		Six Months ended June 30,
Operating Income	2007	2006	2007	2006
Monster:
Careers - North America	$54,579	$55,597	$120,457	$110,156 110,156
Careers - International	12,055	2,003	20,016	2,768
Internet Advertising & Fees	5,211	12,563	9,515	22,049
Total Monster	71,845	70,163	149,988	134,973
Corporate expenses	(29,470)	(10,895)	(49,418)	(22,766)
Operating Income	$42,375	$59,268	$100,570	$112,207

	Three Months ended June 30,		Six Months ended June 30,
Revenue by Geographic Region	2007	2006	2007	2006
United States	$208,054	$197,728	$425,977	$387,548
International	123,095	77,441	234,200	144,657
Total Revenue	$331,149	$275,169	$660,177	$532,205

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006:

Total Assets by Segment	June 30, 2007	December 31, 2006
Monster Careers - North America	$631,017	$669,645
Monster Careers - International	584,761	516,213
Internet Advertising & Fees	161,206	164,482
Corporate	633,419	540,723
Shared assets (a)	100,166	78,740
Total Assets	$2,110,569	$1,969,803

(a) Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

9.   EXECUTIVE COMMITMENTS

On April 12, 2007, the Company announced that its Board of Directors named Salvatore Iannuzzi Chairman of the Board of Directors and Chief Executive Officer. Mr. Iannuzzi has been a member of the Board of Directors since July 2006 and has served as Chairman of the Executive Committee of the Board of Directors since October 2006. The Company and Mr. Iannuzzi entered into an employment agreement, effective as of April 11, 2007,with a term through December 31, 2012. Pursuant to the employment agreement, Mr. Iannuzzi’s annual base salary will be $1,000, subject to discretionary increases by the Board of Directors. Mr. Iannuzzi received a grant of 225,000 shares of restricted stock, which will vest in equal parts on each of the first four anniversaries of the effective date of the Employment Agreement, subject to continued employment.

William Pastore, the Company’s former Chief Executive Officer resigned as Chief Executive Officer through mutual agreement with the Company’s Board of Directors on April 12, 2007, and continued to be employed by the Company through June 2007 to facilitate an orderly transition. The Company recorded a severance charge of approximately $12,700 in the second quarter of 2007 in connection with Mr. Pastore’s severance agreement. The charge included approximately $11,100 of non-cash compensation related to the accelerated vesting of 281,250 shares of restricted stock and 56,250 restricted stock units and $1,600 related to the cash severance obligation.

On June 6, 2007, the Company announced that two executive officers left the Company in order to pursue other career opportunities and business interests, effective June 6, 2007. The Company recorded a severance charge of approximately $3,100 in the second quarter of 2007 in connection with their severance agreements. The charge included approximately $1,700 of non-cash compensation related to the accelerated vesting of 16,000 shares of restricted stock and 30,000 restricted stock units and $1,400 related to the cash severance obligation.

On June 6, 2007, the Company announced that Timothy T. Yates joined the Company as Executive Vice President and Chief Financial Officer and as a member of its Board of Directors. The Company and Mr. Yates entered into an employment agreement, effective as of June 7, 2007,with a term through June 7, 2011. Pursuant to the employment agreement, Mr. Yates’s annual base salary will be $500, subject to discretionary increases by the Board of Directors. Mr. Yates received a grant of 100,000 shares of restricted stock, which will vest in equal parts on each of the first four anniversaries of the effective date of the Employment Agreement, subject to continued employment.

10.   INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company’s opening accumulated deficit. The Company also reclassified a portion of previously accrued income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

As of January 1, 2007 and June 30, 2007 the Company has recorded a liability for $79,599 and $89,910, respectively of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. In addition as of January 1, 2007 and June 30, 2007 the Company has reduced its recorded deferred tax assets by $16,478 and $17,903 respectively due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $73,568 at January 1, 2007 and $80,226 as of June 30, 2007. The impact of recognition on the income tax provision reflects the liabilities for unrecognized tax benefits, net of the deferred tax benefit on accrued interest and state income tax items.

Interest and penalties related to the underpayment of income taxes are classified as a component of “Income Taxes” in the Consolidated Statement of Operations. Estimated accrued interest and penalties were $12,275 as of January 1, 2007 and $15,496 as of June 30, 2007.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 20 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, India, South Korea, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2003. The Company is currently under audit by the Internal Revenue Service for years 2003 through 2005. It is likely that the audit will not be fully concluded in 2007. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next 12 months.

11.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION

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

On December 13, 2006, the Company restated its Form 10-K for the year ended December 31, 2005 to reflect additional non-cash stock-based compensation costs and related income tax effects, relating to stock option awards that were granted during the periods 1997 through March 31, 2003. The restated consolidated financial statements included cumulative pre-tax compensation expense of $339,586 and $67,656 of related income tax benefits. As of December 31, 2005, the Company had accelerated substantially all unvested outstanding stock options in order to mitigate compensation expense that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. Accordingly, the 2006 periods were not materially affected as a result of this restatement. There was no effect on the 2007 periods as a result of the restatement.

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

The Company recorded professional fees related to the ongoing investigation into the Company’s historical stock option grant practices and related accounting of approximately $5,300 and $600 for the three months ended June 30, 2007 and 2006 respectively, and $15,100 and $600 for the six months ended June 30, 2007 and 2006 respectively. These costs were recorded as a component of “office and general” expenses within “Corporate operating expenses” and primarily relate to professional services for legal fees. The investigation is being led by external regulatory and federal agencies, and is focused on the past conduct of former employees. While the Company cannot quantify or estimate the amount or timing of these costs throughout the remainder of 2007 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 12 for further discussion

12.   STOCK OPTION INVESTIGATIONS AND LITIGATION

The United States Attorney’s Office for the Southern District of New York (“USAO”) and the Securities and Exchange Commission (“SEC”) have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company’s former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former general counsel from violating the federal securities laws and from acting as an officer or director of a public company.

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company’s 401(k) plan. The amended complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. The Company and the individual defendants have moved to dismiss the amended complaint.

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

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until June 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act.   The Company has not yet responded to the amended complaint.

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company’s S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees  informed the Company that they would seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company’s Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company’s equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. Substantially all payments have been made under this agreement.

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

13.   SUBSEQUENT EVENTS

On July 26, 2007, the Board of Directors of the Company approved the grant of stock awards to 56 employees of the Company for an aggregate of 965,000 shares of restricted stock  under the Company’s 1999 Long Term Incentive Plan. The Company measured the equity awards using the fair market value of the Company’s common stock on July 26, 2007. The aggregate value of the restricted stock grant is $36,342. The awards will be amortized on a straight-line basis over the vesting period. The awards will vest in 50% increments on each of the second and fourth anniversaries of the grant date of July 26, 2007, subject to the recipient’s continued employment through each applicable vesting date.

On July 30, 2007, the Company announced a series of strategic restructuring actions that are intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry. The restructuring plan includes an anticipated reduction in the Company’s current workforce by approximately 800 associates, or 15% of its full-time staff, beginning immediately and continuing into 2008. The Company anticipates the majority of the reductions will occur by the end of 2007. The plan also includes fixed asset write-offs, accelerated depreciation for assets to be phased out, costs relating to the consolidation of certain office facilities, contract termination costs, relocation costs and professional fees. The restructuring plan arose out of a review commencing in the second quarter of 2007 by the Company’s current executive management team of the Company’s cost structure and organizational structure. The restructuring is intended to realign the Company’s structure to permit investment in key areas that will improve the customer experience and foster revenue growth and margin expansion.

As a result of the restructuring initiatives, the Company expects to record a cumulative pre-tax charge within the range of $55,000 to $70,000, beginning in the third quarter of 2007 and into 2008. The breakdown of the expected pre-tax cumulative charge is as follows:

Category	Range
Employee Severance	$26,000 to $33,000
Fixed Asset Write-Offs	$6,000 to $8,000
Accelerated Depreciation	$8,000 to $11,000
Consolidation of Office Facilities	$6,000 to $8,000
Other (Contract termination costs, relocation costs and professional fees)	$9,000 to $10,000

Of the aggregate pre-tax charge, the Company expects to incur approximately $41,000 to $51,000 in cash expenditures. Approximately $14,000 to $19,000 of the pre-tax charge will be non-cash, primarily related to fixed asset write-offs and accelerated depreciation. The Company anticipates that these initiatives will reduce the current operating expense base by approximately $150,000 to $170,000 on an annualized basis.

The Company expects these actions to be substantially completed by the end of 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. as of June 30, 2007, and the related consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 10 to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.

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
August 6, 2007

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

Overview

Monster Worldwide, Inc. is the world’s premiere employment solution, bringing people together to advance their lives, across approximately 40 countries around the world. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help advance our users’ careers by providing work-related content, services and other highly innovative online products.

Our services and solutions include searchable job postings, a resume database and other career related content. Users can search our job postings and post their resumes free of charge on each of our websites. Employers pay to post jobs, search the resume database and utilize other career related services.

Our strategy has been to grow our business organically in North America and internationally and expand through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our International operations are approximately 37% of our total revenue for the quarter ended June 30, 2007, compared to approximately 28% in the prior year period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our International business in the next several years.

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

Restructuring Initiatives

On July 30, 2007, we announced a series of strategic restructuring actions that are intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry.

The restructuring plan includes an anticipated reduction in the current workforce by approximately 800 associates, or 15% of our full-time staff, beginning immediately and into 2008. We anticipate the majority of the reductions will occur by the end of this year. The plan also includes fixed asset write-offs, accelerated depreciation for assets to be phased out, costs relating to the consolidation of certain office facilities, contract termination costs, relocation costs and professional fees. The restructuring plan arose out of a review commencing in the second quarter of 2007 by our current executive management team of our cost structure and organizational structure. The restructuring is intended to realign the structure to permit investment in key areas that will improve the customer experience and foster revenue growth and long-term operating margin expansion.

As a result of the restructuring initiatives, we expect to record a cumulative pre-tax charge within the range of $55 million to $70 million, beginning in the third quarter of 2007 and into 2008. The breakdown of the expected pre-tax cumulative charge is as follows:

Category	Range
Employee Severance	$26 million – $33 million
Fixed Asset Write-Offs	$6 million – $8 million
Accelerated Depreciation	$8 million – $11 million
Consolidation of Office Facilities	$6 million – $8 million
Other (Contract termination costs, relocation costs and professional fees)	$9 million – $10 million

Of the aggregate pre-tax charge, we expect to incur approximately $41 million to $51 million in cash expenditures. Approximately $14 million to $19 million of the pre-tax charge will be non-cash, primarily related to fixed asset write-offs and accelerated depreciation.

We expect these actions to be substantially completed by the end of 2008.

Business Combinations

For the period January 1, 2006 through June 30, 2007, we completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

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

The following amounts primarily related to our dispositions in 2006 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2007	2006	2007	2006
Revenue	$–	$25,547 25,547	$–	$62,654 62,654
Gain (loss) before income taxes	$(462 (462)	$2,528	$(838)	$6,617
Income tax expense (benefit)	(163)	1,065	(294)	2,729
Income (loss) from discontinued operations, net of tax	(299)	1,463	(544)	3,888
Pre-tax gain on sales of discontinued operations	–	726	–	3,179
Income tax expense (benefit)	–	1,419	–	(1,548)
Gain (loss) on sale of business, net of tax	–	(693)	–	4,727
Income (loss) from discontinued operations, net of tax	$(299)	$770	$(544)	$8,615

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

We record deferred tax benefits on non-cash stock-based compensation expense ratably over the vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction is available. Under required accounting standards, we do not record anticipated loss of tax benefits due to market declines in the value of the Company’s common stock. Section 162(m) of the Internal Revenue Code provides important limitations which affect the ultimate realization of tax benefits on non-cash stock-based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the three highest compensated officers (other than the CEO or CFO), whose salary is disclosed in the annual proxy for the year in which the salary is paid is not deductible. In order for the limitation to apply, the executive must still be employed at the end of the year in which the payment occurs.

To the extent actual events are inconsistent with the initial assumption and tax benefits are not ultimately realized, we reverse the recorded tax benefits in the year in which such events occur. When options are cancelled or expire unexercised, recorded tax benefits are reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision. If a Section 162(m) limitation is determined to apply, the disallowance of tax benefits is reflected by reducing previously recorded tax benefits in the year of exercise by reversing the recorded deferred tax asset to the income tax provision on the statement of operations. Future financial results may be impacted due to events inconsistent with the underlying assumptions.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted under SFAS 123R. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Prior to January 1, 2006, we accounted for our equity awards using APB 25.

Results of Operations

Consolidated operating results as a percent of revenue for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	44.1%	35.9%	40.7%	35.8%
Office and general	19.5%	15.9%	20.4%	17.0%
Marketing and promotion	23.6%	26.6%	23.6%	26.1%
Total operating expenses	87.2%	78.5%	84.8%	78.9%
Operating income	12.8%	21.5%	15.2%	21.1%
Interest and other, net	2.1%	1.4%	1.9%	1.3%
Income from continuing operations before income taxes and equity interests	14.9%	23.0%	17.1%	22.4%
Income taxes	5.3%	8.0%	6.0%	8.0%
Losses in equity interests	-0.9%	-0.8%	-0.7%	-0.7%
Income from continuing operations	8.7%	14.1%	10.4%	13.8%
Income (loss) from discontinued operations, net of tax	-0.1%	0.3%	-0.1%	1.6%
Net income	8.6%	14.4%	10.3%	15.4%

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

The Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Monster Careers - North America

The operating results of our Monster Careers - North America division for the three months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$174,481	100.0%	$162,816	100.0%	$11,665	7.2%
Selling, general and administrative	113,637	65.1%	101,479	62.3%	12,159	12.0%
Depreciation and amortization*	6,265	3.6%	5,740	3.5%	524	9.1%
Operating income	$54,579	31.3%	$55,597	34.1%	$(1,018)	-1.8%

*   Includes amortization of stock based compensation.

Our Monster Careers – North America segment generated an increase in revenue of 7.2% during the second quarter of 2007. The slower growth rate was impacted by moderating employment and economic conditions, a change in our Telesales model, underperformance of our eCommerce channel and a change in marketing spending patterns. In the second quarter of 2007, we modified our Telesales model by changing the percentage of sales reps, which were previously dedicated to new customer acquisition, to a higher percentage with customer retention responsibilities. As a result, revenue contribution from new customers was negatively effected. We are currently reviewing these modifications and conducting a rigorous analysis to determine the optimal mix of acquisition and retention sales reps in order to bring the telesales force back to its historical productivity levels. Revenue from our eCommerce channel, which serves small and medium sized companies, was down slightly as compared to the prior year period. We are actively working on product enhancements, pricing strategies and marketing efforts designed to rebuild momentum in the eCommerce channel. We intend to invest heavily in the eCommerce platform as part of the restructuring initiatives announced in July 2007. Although marketing and promotional costs remained flat as compared to 2006, there was a shift in spending away from our core marketing channels to the newspaper and media alliances which contributed to the revenue growth deceleration. We intend to increase the marketing spend on our core product offerings over the second half of 2007 in order to drive incremental revenue growth. During the second quarter we also realigned management responsibilities in order to simplify and streamline operations and leverage our global capabilities. We will continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually focus on improving our customer service with both job seekers and employers.

During the second quarter of 2007, our operating expenses grew at a faster rate than our revenue. Salary and related expenses were 26.5% of revenue, compared to the 24.6% reported in the prior year period. Marketing and promotional costs were 22.0% of revenue, slightly down compared to the 23.6% reported in the prior year period as we shifted a larger portion of our advertising budget to newspaper alliances and scaled back efforts to promote our core products. The overall increase in operating expenses coupled with lower sales productivity rates resulted in an operating margin of 31.3% down slightly from 34.1% in the 2006 period. While we are committed to investing in the North American business we will maintain a vigilant approach toward controlling our cost base in line with our revenue expectations.

Monster Careers - International

The operating results of our Monster Careers - International division for the three months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$116,845	100.0%	$74,374	100.0%	$42,471	57.1%
Selling, general and administrative	99,482	85.1%	67,310	90.5%	32,172	47.8%
Depreciation and amortization*	5,308	4.5%	5,061	6.8%	247	4.9%
Operating income	$12,055	10.3%	$2,003	2.7%	$10,052	501.8%

*   Includes amortization of stock based compensation.

Our Monster Careers – International segment increased revenue in each country where we operate and now comprises 35% of our total revenue compared to 27% in the 2006 period. Our considerable investments in marketing and sales reps in the major countries across Europe and Asia have resulted in revenue growth of 57.1% in the second quarter of 2007, including a $6.0 million benefit from the effects of foreign currency exchange rates. In Europe, our eCommerce channel, which allows our clients to service their accounts online without assistance, continues to generate strong growth as revenue increased in excess of 100% as compared to the 2006 period. We intend to leverage the successes in our International eCommerce channel as we work to improve the North American eCommerce model. We believe that our European and Asian eCommerce channel can be a strong source of revenue and a new resource to capture customer leads. We continue to see a migration of help wanted advertising online across Europe and Asia.

In Asia, the large labor pool, strong economic growth and rapid Internet adoption presents a promising opportunity for us that we believe will be a more significant revenue source for us in the future.

Our Monster Careers – International segment generated an operating margin of 10.3% up from 2.7% in the 2006 period. We strategically made investments overseas through a refined mix of marketing, sales and product enhancements, which have yielded strong returns. We have added approximately 940 people in the past twelve months in our continuing effort to invest in talent, and accordingly our salaries and related costs increased. Our marketing expenses have increased 17.9% over the 2006 period, although with the increasing revenue they are now 24.2% of revenue as compared to 32.2% in the 2006 period. We are committed to expanding our leadership position through increased promotion of our brand and believe our investments in marketing continue to increase our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Our objective to transition Monster Careers – International into a scalable operation, similar to that of our North American business, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online. In addition, we will continue to invest for the future through product enhancements, technology and people.

Internet Advertising & Fees

The operating results of our Internet Advertising and Fees segment for the three months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$39,823	100.0%	$37,979	100.0%	$1,844	4.9%
Selling, general and administrative	32,073	80.5%	23,744	62.5%	8,329	35.1%
Depreciation and amortization*	2,539	6.4%	1,672	4.4%	867	51.9%
Operating income	$5,211	13.1%	$12,563	33.1%	$(7,352)	-58.5%

*   Includes amortization of stock based compensation.

Revenue at our Internet Advertising & Fees segment (“IA&F”) generated a modest increase of 4.9%, during the second quarter of 2007, a much slower growth rate than throughout the periods in 2006. Several factors contributed to the reduced revenue growth in IA&F, however the main drivers were decreased traffic on certain properties and management decisions to curtail some non-core advertising. During the second quarter of 2007, we began to reduce the placement of certain interstitial advertisements on the Monster.com site. Although this decision will have short term revenue implications over the remainder of 2007, we believe it was the appropriate action to take to improve the quality of the job seeker experience. Decreased traffic on certain properties has led to a slight decrease in revenue from lead generation as compared to 2006, particularly on the Tickle.com property. Approximately 46% of our IA&F revenue base is related to lead generation from many sites across our network. As previously discussed the decrease in traffic is due, in part, to our shift in the mix of advertising spending which we intend to address in the second half of 2007. Offsetting the decrease in lead generation revenue is an increase in display advertising revenue of approximately 22%. Display advertising represented approximately 28% of IA&F revenue for the second quarter of 2007. Display advertising was up based on solid contributions from the Monster.com and Military.com sites. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers.

We posted an operating margin of 13.1% in the second quarter of 2007, a sharp decline from the 33.1% operating margin reported in the 2006 period. Despite slower revenue growth, we continued to invest in our business model over the past twelve months by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs. Marketing expenses increased 6.0% over the 2006 period as we invested in our websites and expanded their recognition among users. While we remain committed to investing in our products and offerings to deepen our audience and attract new users, we will monitor and control our cost base in line with revenue expectations.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the three months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Salaries and related	$146,153	44.1%	$98,862	35.9%	$47,291	47.8%
Office and general	64,576	19.5%	43,827	15.9%	20,749	47.3%
Marketing and promotion	78,045	23.6%	73,212	26.6%	4,833	6.6%
Operating expenses	288,774	87.2%	215,901	78.5%	72,873	33.8%
Operating income	$42,375	12.8%	$59,268	21.5%	$(16,893)	-28.5%

Our total operating expenses grew 33.8% in the second quarter of 2007, as every major line item increased over the 2006 period. Our Monster Careers - North America and Monster Careers - International segments accounted for a majority of the year over year increase in total operating expenses, stemming mainly from hiring initiatives in 2006 and 2007. Since June 2006, we have increased our global headcount by approximately 30%, primarily in the areas of sales and support staff in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in salaries and related is approximately $15.8 million of severance charges related to the departure of three former executive officers. Of that amount, approximately $12.8 million is non-cash and relates to the accelerated vesting of equity awards. Office and general expenses increased 47.3% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses is approximately $5.3 million of professional fees related to the ongoing stock option investigation compared to $0.6 million in the prior year period. We also increased marketing and promotion expenditures by $4.8 million over the prior year period primarily as a result of allocating greater resources to expanding our brand recognition and increasing our reach in the International Careers segment. We will continue to market our services heavily throughout Europe and Asia, while controlling our marketing and promotion expenses in a manner consistent with our revenue expectations. As a result of the foregoing factors, our total operating expenses grew to 87.2% of consolidated revenue in the 2007 period resulting in an operating margin of 12.8%.

Income Taxes

Income taxes for the three months ended June 30, 2007 and 2006 are as follows:

			Change
(dollars in thousands)	2007	2006	$	%
Income from continuing operations before income taxes	$49,287	$63,208	$(13,921)	-22.0%
Income taxes	17,406	22,077	(4,671)	-21.2%
Effective tax rate	35.3%	34.9%

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

Earnings Per Share

Diluted earnings per share from continuing operations decreased 24.1% in the second quarter of 2007 compared to the 2006 period. Diluted weighted average shares outstanding increased by 1.1 million shares. The share increase is primarily the result of additional shares issued in connection with employee stock option exercises. Net income was 8.6% of total revenue in the 2007 period, compared to 14.4% in the 2006 period.

The Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Monster Careers - North America

The operating results of our Monster Careers - North America division for the six months ended June 30, 2007 and 2006 are as follows:

Monster Careers - North America

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$358,498	100.0%	$322,814	100.0%	$35,684	11.1%
Selling, general and administrative	226,504	63.2%	202,825	62.8%	23,679	11.7%
Depreciation and amortization*	11,537	3.2%	9,833	3.0%	1,704	17.3%
Operating income	$120,457	33.6%	$110,156	34.1%	$10,301	9.4%

*   Includes amortization of stock based compensation.

Our Monster Careers - North America segment was affected by the sluggish economic trends within the labor markets across the United States economy. However, we continue to benefit from a migration to online employment advertising, and we believe that we continue to gain market share within the recruitment advertising industry. The division grew revenue 11.1% as we continued to penetrate and increase the revenue contribution from our enterprise customers. Revenue from our eCommerce channel, which allows our clients to self-serve their job-posting needs, has remained essentially flat as compared to the first six months of 2006. We intend to invest aggressively in our eCommerce platform during the remainder of 2007 as the model serves an attractive market of small to medium sized businesses, and generates high margin returns despite the smaller average order size. We believe that our primary opportunity for future growth in North America is at the regional and local market level and we therefore continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage.

Our Monster Careers - North America segment generated an operating margin of 33.6% slightly down from 34.1% reported in the 2006 period. Total operating expense grew 11.9% compared to revenue growth of 11.1%. While we remain committed to investing in product, marketing, talent, and technology upgrades to grow the business, we will closely monitor the operating expense base in line with our revenue expectations.

Monster Careers - International

The operating results of our Monster Careers - International division for the six months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$223,051	100.0%	$138,965	100.0%	$84,086	60.5%
Selling, general and administrative	193,094	86.6%	127,177	91.5%	65,917	51.8%
Depreciation and amortization*	9,941	4.5%	9,020	6.5%	921	10.2%
Operating income (loss)	$20,016	9.0%	$2,768	2.0%	$17,248	623.1%

*   Includes amortization of stock based compensation.

Our Monster Careers - International segment increased revenue in each country where we operate and comprised  33.8% of our total revenue during the six months ended June 30, 2007. Our considerable investments in marketing and sales staff in the major countries across Continental Europe and Asia are paying off, evidenced by the segment’s organic revenue growth rate of 52% excluding the effects of currency exchange rates and the results of businesses acquired within the trailing twelve month period. We continue to see a rapid migration of help wanted advertising online. Our three largest international markets the United Kingdom, Germany and France contributed approximately 53% of total International revenue. We are actively marketing and promoting our eCommerce model throughout Continental Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups.

We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Marketing expenses increased 34.5% over the 2006 period as we have invested to increase our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of approximately 500 sales and support staff during the first half of 2007, have helped us achieve a significant portion of our overall revenue growth and gain market share in key European and Asian countries. We are committed to growing our business overseas, while still mindful of profitability and the cost structure. In the first six months of 2007, the division increased total expenses by 49.1%, while increasing operating margin to 9.0%.

Internet Advertising & Fees

The operating results of our IA&F segment for the six months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Revenue	$78,628	100.0%	$70,426	100.0%	$8,202	11.6%
Selling, general and administrative	64,439	82.0%	44,583	63.3%	19,856	44.5%
Depreciation and amortization*	4,674	5.9%	3,794	5.4%	880	23.2%
Operating income	$9,515	12.1%	$22,049	31.3%	$(12,534)	-56.8%

*   Includes amortization of stock based compensation.

Revenue at our IA&F segment increased 11.6%, a much slower growth rate than throughout 2006. During the first half of 2007, we experienced a reduced volume of users to our sites, and were unable to deliver a high volume of quality leads to our advertisers, resulting in a slower growth rate in our lead generation business than anticipated. The websites across our network realized a higher ratio of remnant versus brand advertising during the first six months of 2007, resulting in excess inventory and a lower cost per impression, contributing to our overall slower growth rates. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers.

We posted an operating margin of 12.1% in the first six months of 2007, a sharp decline from the 31.3% operating margin reported in the same period in 2006 as our expense base grew at a faster rate than our revenue. Despite slower revenue growth, we continued to invest in our business model over the past twelve months by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs. Marketing expenses increased 22.1% over the 2006 period as we invested in our websites and expanded their recognition among users. While we remain committed to investing in and developing our IA&F business, we will closely monitor our cost structure in line with our revenue expectations.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the six months ended June 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Increase
Salaries and related	$268,500	40.7%	$190,415	35.8%	$78,085	41.0%
Office and general	134,993	20.4%	90,572	17.0%	44,421	49.0%
Marketing and promotion	156,114	23.6%	139,011	26.1%	17,103	12.3%
Operating expenses	559,607	84.8%	419,998	78.9%	139,609	33.2%
Operating income	$100,570	15.2%	$112,207	21.1%	$(11,637)	-10.4%

Our total operating expenses grew 33.2% in the first half of 2007 compared to the prior year period, as every major line item increased over the 2006 period. We have increased our global headcount by approximately 30% over the 2006 period, primarily for sales and support in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in salaries and related is approximately $15.8 million of severance charges related to the departure of three former executive officers. Of that amount, approximately $12.8 million is non-cash charges related to the accelerated vesting of equity awards. Office and general expenses increased 49.0% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses is approximately $15.1 million of professional fees related to the ongoing stock option investigation. We also increased marketing and promotion expenditures by $17.1 million primarily as a result of allocating greater resources to expanding our brand recognition and sales force in key countries overseas. We will continue to market our services heavily throughout Europe and Asia, while managing our marketing and promotion expenses in a manner consistent with our revenue expectations.

Income Taxes

Income taxes for the six months ended June 30, 2007 and 2006 are as follows:

			Change
(dollars in thousands)	2007	2006	$	%
Income from continuing operations before income taxes	$112,786	$119,277	$(6,491)	-5.4%
Income taxes	39,758	42,488	(2,730)	-6.4%
Effective tax rate	35.3%	35.6%

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

Earnings Per Share

Diluted earnings per share from continuing operations decreased 8.9% for the first six months of 2007 compared to the 2006 period, as diluted weighted average shares outstanding increased approximately 1.9 million shares. The share increase is primarily due to shares issued in connection with employee stock option exercises. Net income was 10.3% of total revenue in the 2007 period, compared to 15.4% in the 2006 period. Net income in the 2006 period includes approximately $8.6 million of income from discontinued operations.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	June 30,	December 31,	Change
(dollars in thousands)	2007	2006	$	%
Cash and cash equivalents	$90,539	$58,680	$31,859	54.3%
Marketable securities	630,914	537,893	93,021	17.3%
Cash and cash equivalents and marketable securities	$721,453	$596,573	$124,880	20.9%
Percentage of total assets	34.2%	30.3%

			Change
(dollars in thousands)	2007	2006	$	%
Cash provided by operating activities of continuing operations	$137,492	$139,118	$(1,626)	-1.2%
Cash used for investing activities of continuing operations	(136,141)	(334,836)	198,695	-59.3%
Cash provided by financing activities of continuing operations	33,840	41,267	(7,427)	-18.0%
Cash provided by (used in) discontinued operations	(5,332)	3,199	(8,531)	-266.7%
Effect of exchange rates on cash	2,000	1,714	286	16.7%

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

During the six months ended June 30, 2007, we recorded $15.1 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of “office and general” expenses and primarily relate to professional services for legal fees. In addition, in the latter half of 2006 we incurred approximately $17.7 million related to litigation, the informal investigation by the SEC, the investigation by the USAO and the preparation and review of our restated consolidated financial statements, a portion of which was paid in the 2007 period.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout the remainder of 2007 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

During 2006, we absorbed the remainder of our U.S. Federal tax loss carryovers, with the exception of certain acquired losses whose utilization is subject to an annual limitation. In 2007, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. During the first half of 2007, we paid approximately $44 million related to income taxes, a portion of which related to our 2006 U.S. federal income tax liability.

On July 30, 2007, we announced a series of strategic restructuring actions that are intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry. We expect to record a cumulative pre-tax charge within the range of $55 million to $70 million, beginning in the third quarter of 2007 and into 2008 related to the restructuring actions. Of the aggregate pre-tax charge, we expect to incur approximately $41 million to $51 million in cash expenditures. Approximately $14 million to $19 million of the pre-tax charge will be non-cash, primarily related to fixed asset write-offs and accelerated depreciation. We anticipate that these initiatives will reduce our current run rate of operating expenses by approximately $150 to $170 million on an annualized basis. In addition, we expect to invest up to an additional $50 million in incremental capital expenditures through the end of 2007 and into 2008.

As of June 30, 2007, we had cash and cash equivalents and marketable securities of $721.5 million, compared to $596.6  million as of December 31, 2006. Our increase in cash and marketable securities of $124.9 million during the six months ended June 30, 2007, primarily relates to our operating and financing activities offset by cash used for investing activities. Cash provided by operating activities was $132.2 million for the six months ended June 30, 2007 and resulted from $68.6 million of income from continuing operations and $47 million of net non-cash items, increased by a $17.1 million change in working capital. Strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation (“OIBDA”) and cash received from the exercise of employee stock options, including their associated tax benefit revenue growth, improved cash flows from operations in 2007. Accounts receivable decreased by $20.4 million due to a higher level of collections in the 2007 period. Deferred revenue increased in 2007, resulting in an $8.1 million increase to cash from operations. Cash flow from operating activities in 2007 was decreased by $5.3 million from cash used to fund liabilities related to our discontinued Advertising & Communications businesses.

We used $136.1 million of cash for investing activities for the six months ended June 30, 2007. The use of cash mainly reflects our net purchase of marketable securities of $93.0 million as we invested our capital in debt instruments yielding higher returns. Capital expenditures were $37.2 million for the first six months of 2007, as we invested in expanding our infrastructure and systems in Europe and Asia. Additionally, we funded $4.1 million to ChinaHR under a previously established credit facility and paid approximately $1.7 million in connection with an acquisition in Norway in our Monster Careers – International segment.

We generated cash from financing activities in the first six months of 2007, resulting from $53.4 million of cash received from employee stock option exercises and $12.3 million related to the tax benefit on stock options exercised. In addition, we used $10.0 million of cash to pay for tax withholdings in connection with the vesting of stock-based awards. During the  six months ended June 30, 2007, we paid $21.9 million for notes payable on businesses acquired in prior periods, primarily Tickle.

In March 2006, we entered into a loan agreement with ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. In January 2007, we amended the agreement with ChinaHR, increasing the maximum allowable amount to be advanced in the first year from $10.0 million to $12.5 million. Interest on the loans will be assessed at the average one-month U.S. LIBOR rate plus 1% and shall be payable quarterly in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. For the six months ended June 30, 2007 we have advanced ChinaHR $4.1 million. From the inception of the loan agreement through June 30, 2007, we advanced ChinaHR $14.1 million.

In November 2005, our Board of Directors authorized us to purchase up to $100 million of our common stock on the open market, or otherwise from time to time, over a 30-month period as conditions warrant. Through June 30, 2007, we have repurchased 994,584 shares of our common stock for an aggregate purchase price of $45.1 million. We did not repurchase any shares on the open market during the first six months of 2007.

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

We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, bank time deposits, municipal bonds, commercial paper and money market funds. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of June 30, 2007, net unrealized losses on these investments were not material.

We have a presence in approximately 40 countries around the world. For the three and six months ended June 30, 2007, approximately 37.2% and 35.5%, respectively of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar. We may use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness. We do not trade derivative financial instruments for speculative purposes.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and six months ended June 30, 2006, we had a translation gain of $5.4 million and $5.5 million, respectively, primarily attributable to the weakening of the U.S. dollar.

We have interest rate risk primarily related to our short-term investment portfolio. Our short-term investments will produce less income than expected if market interest rates fall. Therefore our future investment income may fall short of expectations due to changes in market interest rates or we may suffer losses in principal if forced to sell short-term investments which have declined in market value due to increases in interest rates.

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

As stated in Note 11 of its consolidated financial statements, the Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors (the “Special Committee”), assisted by outside counsel, was conducting an independent investigation to review the Company’s historical stock option grant practices and related accounting.

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

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company’s 401(k) plan. The amended complaint alleges that the defendants breached their fiduciary obligations to plan participants under §§ 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1104 et seq., by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. The Company and the individual defendants have moved to dismiss the amended complaint.

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

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until June 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. The Company has not yet responded to the amended complaint.

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company’s S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees informed the Company that they would seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company’s Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company’s equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. Substantially all  payments have been made under this agreement.

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

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company’s repurchase activity for the three months ended June 30, 2007 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1 - April 30	—	N/A	—	$54,919,200
May 1 - May 31	—	N/A	—	$54,919,200
June 1 - June 30	—	N/A	—	$54,919,200
Total Q2 2007		N/A		$54,919,200
Total six months ended June 30, 2007		N/A		$54,919,200

(a) - On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          The annual meeting of stockholders was held on May 30, 2007.

(b)         The following directors were elected at the Annual Meeting and received the vote indicated.

	FOR	WITHHELD
Salvatore Iannuzzi	153,364,849	2,982,815
Robert J. Chrenc	154,544,023	1,803,641
George R. Eisele	154,507,057	1,840,607
John Gaulding	120,251,677	36,095,987
Michael Kaufman	119,642,398	36,705,266
Ronald J. Kramer	120,036,676	36,310,988
Philip R. Lochner, Jr.	154,308,301	2,039,363
David A. Stein	152,021,949	4,325,715

(c)          The proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was approved by the vote indicated:

FOR	145,063,787
AGAINST	10,639,888
ABSTENTIONS	639,488

ITEM 6.                EXHIBITS.

The following exhibits are filed as a part of this report:

10.1

Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2007, filed on April 16, 2007, and incorporated herein by reference).

10.2

Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2007, filed on June 11, 2007, and incorporated herein by reference).

15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC.
(Registrant)

Dated: August 9, 2007	By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2007	By:	/s/ Timothy T. Yates
Timothy T. Yates Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: August 9, 2007	By:	/s/ Jonathan Trumbull
Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)