Form 10-Q
period 2007-09-30
MONSTER WORLDWIDE INC
filed 2007-11-07
CIK 1020416

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

                Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class	Outstanding on November 2, 2007

Common Stock	123,160,240
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$337,144	$285,855	$997,321	$818,060

Salaries and related	128,250	106,838	396,750	297,253
Office and general	71,379	51,113	206,372	141,685
Marketing and promotion	76,348	68,077	232,462	207,088
Restructuring and other special charges	11,155	–	11,155	–

Total operating expenses	287,132	226,028	846,739	646,026

Operating income	50,012	59,827	150,582	172,034
Interest and other, net	6,288	5,012	18,504	12,082

Income from continuing operations before income taxes and equity interest	56,300	64,839	169,086	184,116
Income taxes	19,998	22,692	59,756	65,180
Losses in equity interests, net	(3,074)	(2,054)	(7,460)	(5,579)

Income from continuing operations	33,228	40,093	101,870	113,357
Income (loss) from discontinued operations, net of tax	73	(123,910)	(471)	(115,295)

Net income (loss)	$33,301	$(83,817)	$101,399	$(1,938)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.26	$0.31	$0.78	$0.89
Earnings (loss) from discontinued operations, net of tax	–	(0.96)	–	(0.90)

Basic earnings (loss) per share*	$0.26	$(0.65)	$0.78	$(0.02)

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.25	$0.31	$0.77	$0.86
Earnings (loss) from discontinued operations, net of tax	–	(0.95)	–	(0.88)

Diluted earnings (loss) per share*	$0.25	$(0.64)	$0.77	$(0.01)

Weighted average shares outstanding:
Basic	129,499	128,484	129,893	127,938
Diluted	130,757	130,827	132,044	131,224

* - Earnings per share may not add in certain periods due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	September 30, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$117,215	$58,680
Available-for-sale securities	511,746	537,893
Accounts receivable, net of allowance for doubtful accounts of $12,787 and $11,924	401,994	444,747
Prepaid and other	101,950	82,488

Total current assets	1,132,905	1,123,808

Property and equipment, net	121,795	102,402
Goodwill	614,437	589,041
Intangibles, net	48,272	51,695
Investment in unconsolidated affiliates	51,708	59,625
Other assets	52,513	43,232

Total assets	$2,021,630	$1,969,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,582	$56,098
Deferred revenue	434,682	444,145
Accrued expenses and other current liabilities	238,611	218,319
Income taxes payable	5,830	84,433
Current portion of long-term debt	1,684	23,249

Total current liabilities	734,389	826,244

Long-term debt, less current portion	261	415
Deferred income taxes	27,871	32,594
Long-term income taxes payable	94,418	–
Other long-term liabilities	1,928	865

Total liabilities	858,867	860,118

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	–	–
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,227 and 125,724 shares, respectively; outstanding: 121,763 and 123,802 shares, respectively	128	126
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,562,644	1,636,023
Accumulated other comprehensive income	115,813	87,632
Accumulated deficit	(515,827)	(614,101)

Total stockholders' equity	1,162,763	1,109,685

Total liabilities and stockholders' equity	$2,021,630	$1,969,803

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income (loss)	$101,399	$(1,938)

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	471	115,295
Depreciation and amortization	34,149	30,015
Provision for doubtful accounts	8,453	6,505
Non-cash compensation	24,452	8,395
Common stock issued for matching contribution to 401(k) plan	–	1,854
Deferred income taxes	(2,697)	8,514
Gain on disposal of assets	(574)	–
Loss in equity interests and other, net	7,460	5,575
Changes in assets and liabilities, net of business combinations:
Accounts receivable	34,065	(48,522)
Prepaid and other	(12,211)	(24,282)
Deferred revenue	(9,464)	19,116
Accounts payable, accrued liabilities and other	24,750	81,273
Net cash provided by (used for) operating activities of discontinued operations	(5,258)	21,836

Total adjustments	103,596	225,574

Net cash provided by operating activities	204,995	223,636

Cash flows used for investing activities:
Capital expenditures	(47,815)	(38,368)
Purchase of marketable securities	(1,009,836)	(1,348,466)
Sales and maturities of marketable securities	1,035,983	965,928
Payments for acquisitions and intangible assets, net of cash acquired	(1,939)	(18,913)
Investments in unconsolidated affiliates	–	(19,936)
Net proceeds from sale of businesses	–	69,155
Cash funded to equity investee	(10,000)	(7,200)
Net cash used for investing activities of discontinued operations	–	(2,924)

Net cash used for investing activities	(33,607)	(400,724)

Cash flows (used for) provided by financing activities:
Payments on capital lease obligations	(58)	(493)
Payments on acquisition debt	(21,862)	(29,685)
Proceeds from exercise of employee stock options	54,052	91,225
Excess tax benefits on stock option exercises	13,954	17,340
Repurchase of common stock	(164,734)	(14,416)
Structured stock repurchase	–	(22,758)

Net cash (used for) provided by financing activities	(118,648)	41,213

Effects of exchange rates on cash	5,795	2,066
Net increase (decrease) in cash and cash equivalents	58,535	(133,809)
Cash and cash equivalents, beginning of period	58,680	196,597

Cash and cash equivalents, end of period	$117,215	$62,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,489	$2,177
Cash paid for income taxes	$61,818	$7,751
Non-cash financing and investing activities:
Common stock issued in connection with business combinations	$–	$1,164
Liabilities created in connection with business combinations	$325	$4,556

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

 Monster Worldwide, Inc. (the "Company"or "Monster") has continuing operations that consist of three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising & Fees. These segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region.

 Monster Careers (North America and International).    The Company's Monster Careers segments predominantly earn revenue from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. The majority of the Monster Careers services are free to job seekers and revenue is earned in approximately 40 countries around the world.

 Internet Advertising & Fees.    The Company's Internet Advertising & Fees segment earns revenue from leads provided to advertisers, the display of advertisements on the Monster network of websites, click-throughs on text-based links and subscriptions to premium services. The majority of the Internet Advertising & Fees services are free to users and revenue from this segment is primarily earned in the United States.

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

 These consolidated interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company adheres to the same accounting policies in preparation of the consolidated interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

 Certain stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 1,433,000 and 1,858,000 for the three months ended September 30, 2007 and 2006, respectively and 1,109,000 and 711,000 for the nine months ended September 30, 2007 and 2006, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of shares)
	2007	2006	2007	2006
Basic weighted average shares outstanding	129,499	128,484	129,893	127,938
Effect of common stock equivalents – stock options, restricted stock awards, and restricted stock units	1,258	2,343	2,151	3,286

Diluted weighted average shares outstanding	130,757	130,827	132,044	131,224

Stock-Based Compensation

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) Share Based Payment ("SFAS 123R") using the modified-prospective-transition method beginning January 1, 2006. SFAS 123R requires the recognition of (a) compensation cost for all share based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123R. The Company grants stock options, non-vested stock and restricted stock units to employees, directors and executive officers. The Company recognized stock-based compensation expense of approximately $2,974 and $2,943 for the three months ended September 30, 2007 and 2006, respectively, and approximately $24,452 and $8,395 for the nine months ended September 30, 2007 and 2006, respectively.

 At September 30, 2007, the Company has the following stock-based employee compensation arrangements:

 Stock Options.    In May 2007, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved the grant of stock options to certain employees in France. Under the terms of the awards, the stock options vest 25% over four years with the first 25% vesting commencing on the first anniversary date of the award. In January 2007, the Company's Compensation Committee approved the grant of stock options to certain employees in France. Under the terms of the award, the first 25% of the stock options vested immediately and the remaining 75% will vest 25% on the next three anniversary dates of the award. The fair value of stock options granted during the first nine months of 2007 was estimated on the grant date using the Black-Scholes option-pricing model. The Company recognized approximately $104 and $337 of pre-tax compensation expense in the consolidated statement of operations related to these grants for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2006 the Company recognized approximately $148 of pre-tax compensation expense in the consolidated statement of operations related to stock options granted to members of the Company's Board of Directors that became fully vested in 2006. There were no expenses for stock options in the three months ended September 30, 2006.

 Restricted Stock Awards.    The Company, from time to time, enters into separate share-based payment arrangements with executive officers, other employees and directors. The terms of such agreements are subject to various specified performance and/or vesting conditions. As of September 30, 2007, there were approximately 1,410,155 non-vested shares outstanding related to these agreements. The Company measures the awards to executive officers and other employees using the fair market value of the Company's common stock on the date the award is approved by the Compensation Committee or by the Board of Directors. Directors of the Company receive automatic grants of equity awards and such awards are measured using the fair market value of the Company's common stock on the date of the automatic grant. Restricted stock awards are amortized on a straight-line basis over the vesting period. The Company recognized pre-tax compensation expense of approximately $1,646 and $1,305, for the three months ended September 30, 2007 and 2006, respectively, and approximately $14,673 and $4,000 for the nine months ended September 30, 2007 and 2006 respectively, as a component of salaries and related in the consolidated statements of operations, related to restricted stock awards. Included in the 2007 results is approximately $9,000 related to the accelerated vesting of stock awards related to two former executive officers in accordance with their severance agreements.

 During the first nine months of 2007, the Company granted stock awards to 84 employees and six directors of the Company for an aggregate of 1,458,885 shares of restricted stock under the Company's 1999 Long Term Incentive Plan. The Company measured the equity awards using the fair market value of the Company's common stock on date of grant. The aggregate value of the restricted stock grants are $55,875. The awards will be amortized on a straight-line basis over the vesting period. The awards will vest in various increments on the anniversaries of the individual grant dates through September 28, 2011, subject to the recipient's continued employment or service through each applicable vesting date. The Company also granted a stock award to one employee of 9,778 shares of common stock, which vested immediately.

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

 During the first nine months of 2007, the Compensation Committee approved grants aggregating 905,329 restricted stock units to approximately 800 employees of the Company. The grants consisted of 166,017 restricted stock units that do not have any performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date. The grants also consisted of 739,312 restricted stock units that have performance-based conditions and are subject to each recipient being continuously employed by the Company or any of its affiliates on each applicable vesting date.

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

 The Company measures all grants of restricted stock units using the fair market value of the Company's common stock on the date the award is approved by the Compensation Committee or by the Board of Directors. The Company recorded pre-tax compensation expense, as a component of salaries and related in the consolidated statements of operations, related to the amortization of restricted stock units of approximately $1,224 and $1,638 for the three months ended September 30, 2007 and 2006, respectively and $9,442 and $4,247 for the nine months ended September 30, 2007 and 2006 respectively. Included in the nine month 2007 results is approximately $3,800 related to the accelerated vesting of stock awards related to two former executive officers in accordance with their severance agreements.

Share-Based Payment Activity

 The following table summarizes the activity of our employee stock options for the nine months ended September 30, 2007:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,573	$28.97
Granted	83	46.70
Exercised	(2,102)	25.72
Forfeited/expired/cancelled	(609)	38.36

Outstanding at September 30, 2007	6,945	29.22	5.2	$51,015

Options exercisable at September 30, 2007	5,108	$28.76	4.4	$43,512

 The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of September 30, 2007 and the exercise price of the underlying options. During the nine months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised was $48,376 and $92,405, respectively. There is approximately $1,354 of unrecognized compensation expense related to unvested stock options awarded under our incentive plan. These costs will be recorded on a straight line basis through 2011.

 The following table summarizes the activity of our non-vested stock for the nine months ended September 30, 2007:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2007	969,030	$44.53
Granted	2,373,992	41.74
Forfeited	(391,929)	45.29
Vested	(628,707)	42.88

Non-vested at September 30, 2007	2,322,386	$42.00

 As of September 30, 2007 there was approximately $39,068 and $50,834 of unrecognized compensation cost related to restricted stock units and restricted stock awards, respectively. These awards relate to non-vested stock and are being amortized over the vesting periods on a straight-line basis.

3.     RESTRUCTURING AND OTHER SPECIAL CHARGES

 On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry. The restructuring plan includes a reduction in the Company's current workforce by approximately 800 associates, or 15% of its full-time staff, beginning in the third quarter of 2007 and continuing into 2008. The Company anticipates the majority of the reductions will occur by the end of 2007. The restructuring plan arose out of a review commencing in the second quarter of 2007 by the Company's current executive management team of the Company's cost structure and organizational structure. The restructuring is intended to realign the Company's structure to permit investment in key areas that will improve the customer experience, foster revenue growth and margin expansion and reduce headcount and salary and related expense growth rates from current levels.

 The restructuring program costs for the three and nine month periods ended September 30, 2007 of $11,155, were used as follows; $9,996 for workforce reductions, $67 for fixed asset write-offs, $555 for consolidation of certain office facilities and $537 for other costs to terminate contracts, relocate employees and for professional services. As of September 30, 2007 the restructuring initiatives accrued $8,131 of expenses, primarily for severance, which are included in accrued expenses and other current liabilities.

 As a result of the restructuring initiatives, the Company expects to record a cumulative pre-tax charge within the range of $55,000 to $70,000, beginning in the third quarter of 2007 and into 2008. The anticipated pre-tax cumulative charge is as follows:

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

 The Company accounts for its investment in ChinaHR using the equity method of accounting, recording its owned percentage of ChinaHR's net results of operations in losses in equity interests, net, in the Company's statements of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR. For the three months ended September 30, 2007 and 2006, the Company recorded a loss in equity interest of $3,298 and $2,054, respectively, and $8,561 and $5,579 for the nine months ended September 30, 2007 and 2006 respectively, related to ChinaHR.

 In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. During 2007 the Company has advanced $10,000 to ChinaHR under the credit facility. At September 30, 2007, the total amount outstanding under the credit facility was $20,000.

 In accordance with a shareholders agreement, the Company and the majority shareholders have certain rights and obligations, including the potential obligation of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance by the Company with applicable local regulatory requirements and other conditions) pursuant to a put option which may be exercised by the majority shareholders at any time during the 18-month period beginning February 1, 2008. The likelihood of any particular outcome, and the resulting financial impact to the Company, cannot currently be determined.

 The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company accounts for its investment in Finland using the equity method of accounting, thereby recording its owned percentage of the business's net results of operations as a component of "Losses in Equity Interests" in the Company's statements of operations. For the three and nine months ended September 30, 2007, the Company recorded income of $224 and $1,101, respectively, related to the 25% Finland equity investment. Included in the nine month amount is $456 of income recorded in 2007 for 2006 performance.

5.     BUSINESS COMBINATIONS

 For the period January 1, 2006 through September 30, 2007, the Company completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Arbeidskamerater AS (Norway)	January 10, 2007	Monster Careers – International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees

Accrued Integration and Restructuring Costs

 The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. During the nine months ended September 30, 2006, the Company capitalized $1,340 to goodwill relating to the Company's February 2005 acquisition of Emailjob and reversed $333 of previously capitalized costs related to acquisitions in the Internet Advertising & Fees segment. The Company did not record any additional restructuring or integration charges during the nine months ended September 30, 2007.

 Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of September 30, 2007 and December 31, 2006, the Company had accrued $5,735 and $6,075, respectively, for integration and restructuring obligations, mainly for future operating lease payments.

6.     STOCKHOLDERS' EQUITY

Share Repurchase Program

 In November 2005, the Board of Directors (the "Board") authorized the Company to purchase up to $100,000 of its shares of common stock in the open market or otherwise from time to time over a 30-month period as conditions warrant. On September 4, 2007, the Board authorized the Company to purchase up to an additional $250,000 of its shares of common stock in the open market or otherwise from time to time over a 12-month period as conditions warrant. Through September 30, 2007, the Company has repurchased 5,544,239 shares of its common stock for an aggregate purchase price of $199,773 of which 294,584 shares were repurchased in open market transactions during the year ended December 31, 2006. Subsequent to September 30, 2007, the Board authorized the Company to purchase up to an additional $100,000 of its shares of common stock in the open market or otherwise from time to time over a 12 month period if conditions warrant.

 On September 25, 2007, Andrew J. McKelvey, the Company's former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Monster Class B common stock to secure his obligations under the contract. Each share of Class B common stock is entitled to ten (10) votes. The Company's charter provides that Class B shares immediately convert to ordinary common stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B common stock. The Company is in the process of determining whether, if as a result of the pledge, the Class B common shares held by Mr. McKelvey have converted to ordinary common stock.

7.     COMPREHENSIVE INCOME (LOSS)

 The Company's comprehensive income (loss) is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$33,301	$(83,817)	$101,399	$(1,938)
Foreign currency translation adjustment and other	22,717	3,610	28,181	32,516

Comprehensive income (loss)	$56,018	$(80,207)	$129,580	$30,578

8.     DISCONTINUED OPERATIONS

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

 The following amounts, related to the operations of the Company's disposed businesses in 2006 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Revenue	$–	$12,139	$–	$74,793

Income (loss) before income taxes	$103	$207	$(735)	$6,824
Income tax expense (benefit)	30	72	(264)	2,801

Income (loss) from discontinued operations, net of tax	73	135	(471)	4,023

Pre-tax loss on sales of discontinued operations	–	(126,382)	–	(123,203)
Income tax benefit	–	(2,337)	–	(3,885)

Loss on sale of business, net of tax	–	(124,045)	–	(119,318)

Income (loss) from discontinued operations, net of tax	$73	$(123,910)	$(471)	$(115,295)

9.     SEGMENT AND GEOGRAPHIC DATA

 The Company conducts business in three reportable segments: Monster Careers – North America; Monster Careers – International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of the Company's operating segments.

 The Company's chief operating decision maker includes the impact of non-cash compensation expenses when measuring the results of each reportable segment. The Company has recorded pre-tax non-cash compensation expense in its statements of operations of $2,974 and $2,943 for the three months ended September 30, 2007 and 2006, respectively, and $24,452 and $8,395 for the nine months ended September 30, 2007 and 2006, respectively. The following tables present the Company's operations by business segment and by geographic region:

	Three Months ended September 30,		Nine Months ended September 30,
Revenue
	2007	2006	2007	2006
Monster:
Careers - North America	$175,309	$166,910	$533,807	$489,724
Careers - International	121,687	77,382	344,738	216,347
Internet Advertising & Fees	40,148	41,563	118,776	111,989

Total Revenue	$337,144	$285,855	$997,321	$818,060

	Three Months ended September 30,		Nine Months ended September 30,
Operating Income
	2007	2006	2007	2006
Monster:
Careers - North America	$51,455	$57,193	$171,912	$167,349
Careers - International	7,344	4,997	27,360	7,765
Internet Advertising & Fees	2,502	11,843	12,017	33,892

Total Monster	61,301	74,033	211,289	209,006
Corporate expenses	(11,289)	(14,206)	(60,707)	(36,972)

Operating Income	$50,012	$59,827	$150,582	$172,034

	Three Months ended September 30,		Nine Months ended September 30,
Revenue by Geographic Region
	2007	2006	2007	2006
United States	$209,816	$203,472	$635,793	$591,020
International	127,328	82,383	361,528	227,040

Total Revenue	$337,144	$285,855	$997,321	$818,060

 The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets by Segment	September 30, 2007	December 31, 2006

Monster Careers - North America	$603,253	$669,645
Monster Careers - International	651,738	516,213
Internet Advertising & Fees	159,417	164,482
Corporate	503,717	540,723
Shared assets (a)	103,505	78,740

Total Assets	$2,021,630	$1,969,803

(a) Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

10.   EXECUTIVE COMMITMENTS

 On April 12, 2007, the Company announced that its Board of Directors named Salvatore Iannuzzi Chairman of the Board of Directors and Chief Executive Officer. Mr. Iannuzzi has been a member of the Board of Directors since July 2006 and has served as Chairman of the Executive Committee of the Board of Directors since October 2006. The Company and Mr. Iannuzzi entered into an employment agreement, effective as of April 11, 2007, with a term through December 31, 2012. Pursuant to the employment agreement, Mr. Iannuzzi's annual base salary will be $1,000, subject to discretionary increases by the Board of Directors. Mr. Iannuzzi received a grant of 225,000 shares of restricted stock, which will vest in equal parts on each of the first four anniversaries of the effective date of the Employment Agreement, subject to continued employment.

 William Pastore, the Company's former Chief Executive Officer resigned as Chief Executive Officer through mutual agreement with the Company's Board of Directors on April 12, 2007, and continued to be employed by the Company through June 2007 to facilitate an orderly transition. The Company recorded a severance charge of approximately $12,700 in the second quarter of 2007 in connection with Mr. Pastore's severance agreement. The charge included approximately $11,100 of non-cash compensation related to the accelerated vesting of 281,250 shares of restricted stock and 56,250 restricted stock units and $1,600 related to the cash severance obligation.

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

 On June 6, 2007, the Company announced that Timothy T. Yates joined the Company as Executive Vice President and Chief Financial Officer and as a member of its Board of Directors. The Company and Mr. Yates entered into an employment agreement, effective as of June 7, 2007, with a term through June 7, 2011. Pursuant to the employment agreement, Mr. Yates's annual base salary will be $500, subject to discretionary increases by the Board of Directors. Mr. Yates received a grant of 100,000 shares of restricted stock, which will vest in equal parts on each of the first four anniversaries of the effective date of the Employment Agreement, subject to continued employment.

11.   INCOME TAXES

 On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company's opening accumulated deficit. The Company also reclassified a portion of previously accrued income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

 As of January 1, 2007 and September 30, 2007 the Company has recorded a liability for $79,599 and $94,418, respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. In addition as of January 1, 2007 and September 30, 2007 the Company has reduced its recorded deferred tax assets by $16,478 and $18,669, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $73,568 at January 1, 2007 and $83,185 as of September 30, 2007. The impact of recognition on the income tax provision reflects the liabilities for unrecognized tax benefits, accrued interest and penalties thereon, net of the deferred tax benefit on accrued interest and state income tax items.

 Interest and penalties related to the underpayment of income taxes are classified as a component of "Income Taxes" in the Consolidated Statement of Operations. Estimated accrued interest and penalties were $12,275 as of January 1, 2007 and $17,293 as of September 30, 2007.

 The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 20 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, India, South Korea, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2004. The Company is currently under audit by the Internal Revenue Service for years 2003 through 2005. It is likely that the audit will not be fully concluded in 2007. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next 12 months.

12.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION
        INVESTIGATION

 On September 12, 2006, the Company announced that a committee of independent directors of the Board of Directors (the "Special Committee") assisted by independent legal counsel and outside accounting experts was conducting an investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee and its advisors conducted an extensive review of the Company's historical stock option grants and related accounting, including an assessment and review of the Company's accounting policies, internal records, supporting documentation and e-mail communications, as well as interviews with current and former employees and current and former members of the Company's executive management and Board of Directors.

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

 The Company has notified the Internal Revenue Service of the stock option review and results thereof. Under Internal Revenue Code section 162(m) ("IRC 162(m)"), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. The Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m). Certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board of Directors approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction is made by increasing the exercise price to the same value used in connection with the financial statement restatement. In April 2007, the tender offer was finalized and for individuals who agreed to the modification, the Company will compensate them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. This amount is payable after January 1, 2008 and the cash payment will be approximately $331.

 The Company recorded professional fees related to the ongoing investigation into the Company's historical stock option grant practices and related accounting of $2,571 and $4,088 for the three months ended September 30, 2007 and 2006 respectively, and $17,729 and $4,713 for the nine months ended September 30, 2007 and 2006 respectively. These costs were recorded as a component of "office and general" expenses within "Corporate operating expenses" and primarily relate to professional services for legal fees. The investigation is being led by external regulatory and federal agencies, and is focused on the past conduct of former employees. While the Company cannot quantify or estimate the amount or timing of these costs throughout the remainder of 2007 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 13 for further discussion.

13.   STOCK OPTION INVESTIGATIONS AND LITIGATION

 The United States Attorney's Office for the Southern District of New York ("USAO") and the Securities and Exchange Commission ("SEC") have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former general counsel from violating the federal securities laws and from acting as an officer or director of a public company.

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

 On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On September 11, 2007, the Company filed an Answer to the amended complaint.

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

14.   SUBSEQUENT EVENTS

 In August 2007, the Company announced that one of Monster.com's servers had been attacked by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses, for 1.3 million job seekers with resumes posted on Monster.com had been illegally downloaded. Monster does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. Monster responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" e-mails. Monster is working with the appropriate regulatory agencies and law enforcement authorities on this issue. On October 29, 2007, the Company was requested to voluntarily provide information to the staff of the Federal Trade Commission ("FTC") in connection with a non public inquiry into certain information security practices of Monster.com. The inquiry arises as a result of the attack. The Company intends to fully cooperate with the inquiry. At this time, the Company is unable to estimate the total cost of complying with the information request related to the FTC inquiry.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

 We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the "Company") as of September 30, 2007, and the related consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2007. These interim financial statements are the responsibility of the Company's management.

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

 As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.

 We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
November 5, 2007

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

        We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission ("SEC"). In addition, our senior management might make forward-looking statements. Broadly speaking, forward-looking statements include:

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

 There are many factors - many beyond our control - that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2006.

Overview

 Monster is the world's premiere employment solution, bringing people together to advance their lives, across approximately 40 countries around the world. We have been able to build on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help advance our users' careers by providing work-related content, services and other highly innovative online products.

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

 Our strategy has been to grow our business organically in North America and internationally and expand through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our operations outside of the U.S. are approximately 36% of our total revenue for the nine months ended September 30, 2007, compared to approximately 28% in the prior year period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our International business in the next several years.

 We also operate a network of websites within our Internet Advertising & Fees segment that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. We believe that there are significant opportunities to monetize our current web traffic through lead generation, display advertising and other consumer related products. These properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online. The majority of our Internet Advertising & Fees segment services are free to users and are primarily offered in North America.

Restructuring Plan

 On July 30, 2007, we announced a series of strategic restructuring actions that are intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry.

 The restructuring plan includes an anticipated reduction in the current workforce by approximately 800 associates, or 15% of our full-time staff. We anticipate the majority of the reductions will occur by the end of this year. The plan also includes fixed asset write-offs, accelerated depreciation for assets to be phased out, costs relating to the consolidation of certain office facilities, contract termination costs, relocation costs and professional fees. The restructuring plan arose out of a review commencing in the second quarter of 2007 by our current executive management team of our cost structure and organizational structure. The restructuring is intended to realign the operating structure to permit investment in key areas that will improve the customer experience and foster revenue growth and long-term operating margin expansion.

 As a result of the restructuring initiatives, we expect to record a cumulative pre-tax charge within the range of $55 million to $70 million, beginning in the third quarter of 2007 and into 2008. The anticipated pre-tax cumulative charge is as follows:

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

 The restructuring expenses for the three and nine month periods ended September 30, 2007 of $11.2 million consisted of charges for workforce reductions of $10.0 million, consolidation of certain office facilities and asset write-offs of $0.6 million and other costs to terminate contracts, relocate employees and for professional services of $0.6 million. We expect these actions to be substantially completed by the end of 2008.

 The financial objectives of our restructuring plan are to reduce global headcount, achieve our long-term margin goals and slow the overall growth rate of our operating expenses. We are encouraged by the progress we have made through the end of the third quarter. As we phase in our investments and take advantage of business and market opportunities, the expense growth rate will vary from quarter to quarter. However, as we add the necessary resources to achieve our long-term growth objectives, we will balance our expense growth with the long range opportunities we see in obtaining our margin goal.

 While we are focused on streamlining the organization and reducing the overall expense growth rate, we are increasing the overall percentage of our expense dollars to support our primary objective of enhancing the experience for our customers: job seekers, users and employers. The plan contemplates increased expenditures in new product innovation, enhancements to our current site and more productive marketing expense. Additionally, we are investing in upgrades and enhancements to our infrastructure which will provide us greater flexibility to grow our business. These investments in our core business will allow us to operate more efficiently in the global marketplace.

Business Combinations

 For the period January 1, 2006 through September 30, 2007, we completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

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

  •
  On May 10, 2006, we sold our TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, we also sold our recruitment advertising agency in Spain. We received cash of $32,950 (net of working capital and other adjustments) and a $9,000 interest bearing note receivable maturing on May 10, 2013. We recorded a pre-tax gain on the sale of these businesses of $543 ($812 after-tax loss, net of a $1,355 tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. In the first quarter of 2007, we received approximately $6,560 related to the promissory note as a partial repayment. The disposition was not considered material and did not include a significant amount of assets.

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

 The following amounts primarily related to our dispositions in 2006 have been segregated from continuing operations and are reflected as discontinued operations in each period's consolidated statement of operations:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2007	2006	2007	2006
Revenue	$–	$12,139	$–	$74,793

Income (loss) before income taxes	$103	$207	$(735)	$6,824
Income tax expense (benefit)	30	72	(264)	2,801

Income (loss) from discontinued operations, net of tax	73	135	(471)	4,023

Pre-tax loss on sales of discontinued operations	–	(126,382)	–	(123,203)
Income tax benefit	–	(2,337)	–	(3,885)

Loss on sale of business, net of tax	–	(124,045)	–	(119,318)

Income (loss) from discontinued operations, net of tax	$73	$(123,910)	$(471)	$(115,295)

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

Revenue Recognition

 Monster Careers (North America and International)    Our Monster Careers segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

 Internet Advertising & Fees.    Our Internet Advertising & Fees segment ("IA&F") primarily earns revenue from the display of advertisements on the Monster network of websites, click-throughs on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of "click-throughs" on text based links as "click-throughs" occur. A "click-through" occurs when a user clicks on an advertiser's listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription.

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

Income Taxes

 We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Management uses its best judgment in the determination of these amounts. An adjustment to tax reserves is recorded through income in the period in which it becomes more likely than not that a liability has been incurred. Once established, the we adjust tax reserves when an event occurs necessitating a change to the reserves.

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

 Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation

 We account for stock-based compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair value of stock options granted under SFAS 123R. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Prior to January 1, 2006, we accounted for our equity awards using APB 25.

Restructuring and Other Special Charges and Business Reorganization Costs

 We have recorded significant charges and accruals in connection with our 2007 restructuring initiative and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Recent Accounting Pronouncements

 In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Results of Operations

 Consolidated operating results as a percent of revenue for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	38.0%	37.4%	39.8%	36.3%
Office and general	21.2%	17.9%	20.7%	17.3%
Marketing and promotion	22.6%	23.8%	23.3%	25.3%
Restructuring and other special charges	3.3%	0.0%	1.1%	0.0%

Total operating expenses	85.2%	79.1%	84.9%	79.0%

Operating income	14.8%	20.9%	15.1%	21.0%
Interest and other, net	1.9%	1.8%	1.9%	1.5%

Income from continuing operations before income taxes and equity interests	16.7%	22.7%	17.0%	22.5%
Income taxes	5.9%	7.9%	6.0%	8.0%
Losses in equity interests, net	-0.9%	-0.7%	-0.7%	-0.7%

Income from continuing operations	9.9%	14.0%	10.2%	13.9%
Income (loss) from discontinued operations, net of tax	0.0%	-43.3%	-0.0%	-14.1%

Net income (loss)	9.9%	-29.3%	10.2%	-0.2%

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

The Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Monster Careers - North America

 The operating results of our Monster Careers - North America segment for the three months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase (Decrease)	% Change
Revenue	$175,309	100.0%	$166,910	100.0%	$8,399	5.0%

Selling, general and administrative(a)	117,787	67.2%	104,796	62.8%	12,991	12.4%
Depreciation and amortization(b)	6,067	3.4%	4,921	2.9%	1,146	23.3%

Operating income	$51,455	29.4%	$57,193	34.3%	$(5,738)	-10.0%

(a)
Includes $7,975 of costs for restructuring and security breach remediation in 2007.

(b)
Includes amortization of stock based compensation.

 Our Monster Careers - North America segment generated an increase in revenue of 5.0% during the third quarter of 2007. The slower growth rate was impacted by a change in our telesales model; competitive pressures from both large job boards and smaller niche sites and moderating employment and economic conditions. In the second quarter of 2007, we modified our telesales model by changing the percentage of sales reps, which were previously dedicated to new customer acquisition, to a higher percentage with customer retention responsibilities. While this change was designed to increase renewal rates in the longer term, revenue contribution from new customers was negatively effected in both the second and third quarters of 2007. During the third quarter, we have significantly reduced account movements in order to focus on stability in the telesales channel and establish greater customer continuity among our sales force. We will continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage and continually focus on improving our customer service with both job seekers and employers.

 Although marketing and promotional costs grew just 2.7% in 2007 as compared to 2006, we invested heavily in marketing in the second half of the third quarter, while at the same time realizing efficiencies in our spend. This strategy has provided higher visibility in mass media, particularly in television advertising. We expect this trend to continue in the fourth quarter and beyond, not only on television, but also in online media and other marketing channels. We intend to increase the marketing spend on our core product offerings through the end of 2007 and into 2008 in order to drive quality traffic, more resumes and job response which should have a positive impact on customer renewal rates and incremental revenue growth. Our online media spending is designed to drive new customer acquisition through our eCommerce channel.

 During the third quarter of 2007, our operating expenses grew at a faster rate than our revenue as compared to the prior year, however, the growth rate of expenses has slowed from the growth rate reported in the second quarter of 2007. The third quarter of 2007 included expenses of $5.0 million for restructuring and other special charges and $3.0 million related to the security breach remediation. Office and general expenses as a percentage of revenue increased to 11.1% and included the costs related to the security breach remediation, compared to 8.9% reported in the prior year. Salary and related expenses as a percentage of revenue, were lower at 25.7% compared to the 26.0% reported in the prior year period. Marketing and promotional costs were 20.4% of revenue, slightly down compared to the 20.9% reported in the prior year period as we shifted our advertising and marketing spend in the second half of the quarter. The overall increase in operating expenses coupled with lower sales productivity rates resulted in an operating margin of 29.4% down from 34.3% in the 2006 period. While we are committed to investing in the North American business we will maintain a vigilant approach toward controlling our cost base in line with our revenue expectations.

Monster Careers - International

 The operating results of our Monster Careers - International segment for the three months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Change
Revenue	$121,687	100.0%	$77,382	100.0%	$44,305	57.3%

Selling, general and administrative(a)	108,791	89.4%	69,133	89.3%	39,658	57.4%
Depreciation and amortization(b)	5,552	4.6%	3,252	4.2%	2,300	70.7%

Operating income	$7,344	6.0%	$4,997	6.5%	$2,347	47.0%

(a)
Includes $6,245 of costs for restructuring and security breach remediation in 2007

(b)
Includes amortization of stock based compensation.

 Our Monster Careers - International segment increased revenue in each country where we operate and now comprises 36% of our total revenue compared to 27% in the 2006 period. Our considerable investments in marketing and sales professionals in the major countries across Europe and Asia have resulted in revenue growth of 57.3% in the third quarter of 2007, including a $7.0 million benefit from the effects of foreign currency exchange rates. In Europe, we continued to experience strong revenue growth in our four core markets in the United Kingdom, Germany, the Netherlands and France. In Asia, we saw strong year-over-year increases in all countries where we operate, and we believe that our strategy to capture market share while aggressively investing in the business will position Monster firmly in the region for significant future revenue growth. Growth continues to be strong in our International eCommerce channel and we intend to leverage this success under our new global management structure as we work to improve the North American eCommerce model.

 Our Monster Careers - International segment generated an operating margin of 6.0% down slightly from 6.5% in the 2006 period. The decline was primarily the result of $4.3 million in restructuring expense and $2.0 million of expense related to the security breach remediation. We have made strategic investments overseas through a refined mix of marketing, sales and product enhancements, which have yielded strong returns. We have added approximately 630 people, net of departures, in the past twelve months in our continuing effort to invest in talent, and accordingly our salaries and related costs increased. Our marketing expenses have increased 25.8% over the 2006 period, although with increasing revenue they are now 24.2% of revenue as compared to 29.3% in the 2006 period. We are committed to expanding our leadership position through increased promotion of our brand and believe our investments in marketing continue to increase our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Our objective to transition Monster Careers - International into a scalable operation, is taking hold and we believe that our investments in marketing, training and productivity will enable us to continue the migration of the European and Asian markets online. In addition, we will continue to invest for the future through product enhancements, technology, integration of processes and people.

Internet Advertising & Fees

 The operating results of our IA&F segment for the three months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase (Decrease)	% Change
Revenue	$40,148	100.0%	$41,563	100.0%	$(1,415)	-3.4%

Selling, general and administrative(a)	35,037	87.3%	28,059	67.5%	6,978	24.9%
Depreciation and amortization(b)	2,609	6.5%	1,661	4.0%	948	57.1%

Operating income	$2,502	6.2%	$11,843	28.5%	$(9,341)	-78.9%

(a)
Includes $1,917 of costs for restructuring and security breach remediation in 2007

(b)
Includes amortization of stock based compensation.

 Revenue at IA&F decreased 3.4%, during the third quarter of 2007. Several factors contributed to the reduced revenue in IA&F, including decreased traffic on certain properties and management decisions to curtail some non-core advertising. During the second quarter of 2007, we began to reduce the placement of certain interstitial advertisements on the Monster.com site. Although this decision had the effect of reducing revenue in the third quarter and has revenue implications over the remainder of 2007, we believe it was the appropriate action to take to improve the quality of the job seeker experience. We also reduced traffic acquisition spending on certain of our sites in order to focus on the quality of our traffic versus total traffic volume. The decreased traffic and the resulting reduction in advertising inventory have led to a decrease in revenue from lead generation as compared to 2006, particularly on the Tickle.com property. Approximately 48% of our IA&F revenue base is related to lead generation from the many sites across our network. Offsetting the decrease in lead generation revenue is an increase in display advertising revenue of approximately 34%. Display advertising represented approximately 30% of IA&F revenue for the second quarter of 2007. Display advertising was up based on solid contributions from the Monster.com and Military.com sites.

 We posted an operating margin of 6.2% in the third quarter of 2007, a sharp decline from the 28.5% operating margin reported in the 2006 period. Despite a decline in revenue, we continued to invest in our business model over the past twelve months by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs. Marketing expenses increased 12.0% over the 2006 period as we invested in our websites and expanded their recognition among users. Included in operating expenses for the third quarter of 2007 are restructuring and other special charges of $1.2 million and costs related to the security breach of $0.7 million. While we remain committed to investing in our products and offerings to deepen our audience and attract new users, we will monitor and control our cost base in line with revenue expectations.

Consolidated Operating Expenses and Operating Income

 Consolidated operating expenses and operating income for the three months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase (Decrease)	% Change
Salaries and related	$128,250	38.0%	$106,838	37.4%	$21,412	20.0%
Office and general	71,379	21.2%	51,113	17.9%	20,266	39.6%
Marketing and promotion	76,348	22.6%	68,077	23.8%	8,271	12.1%
Restructuring and other special charges	11,155	3.3%	–	–	11,155	100.0%

Operating expenses	$287,132	85.2%	$226,028	79.1%	61,104	27.0%

Operating income	$50,012	14.8%	$59,827	20.9%	$(9,815)	-16.4%

 Our consolidated operating expenses grew 27.0% in the third quarter of 2007, as a result of increases in every major line item over the 2006 period. In the third quarter of 2007, we incurred restructuring and other special charges of $11.2 million related to the strategic restructuring initiatives that we announced on July 30, 2007. Office and general expenses in 2007 included $5.7 million for the remediation of the security breach of our resume database and $4.7 million for the stock option investigation, compared to $4.1 million for the stock option investigation in the 2006 period. Our Monster Careers segments accounted for a majority of the year over year increase in total operating expenses, stemming mainly from hiring initiatives in 2006 and the first half of 2007. Since September 2006, we have increased our global headcount by approximately 11%, primarily in the areas of sales and support staff in our Monster Careers segments. This increased headcount has been partially offset by the restructuring actions taken in the third quarter of 2007. As a result of the higher net headcount, we incurred higher salary, benefits and commission costs. Office and general expenses increased 39.6% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses is approximately $4.7 million of professional fees related to the ongoing stock option investigation compared to $4.1 million in the prior year period. We also increased marketing and promotion expenditures by $8.3 million over the prior year period primarily as a result of allocating greater resources to expanding our brand recognition and increasing our reach in the International Careers segment. We will continue to market our services heavily throughout Europe and Asia, while controlling our marketing and promotion expenses in a manner consistent with our revenue expectations. As a result of the foregoing factors, our total operating expenses grew to 85.2% of consolidated revenue in the 2007 period resulting in an operating margin of 14.8%.

Income Taxes

 Income taxes for the three months ended September 30, 2007 and 2006 are as follows:

			Change
(dollars in thousands)
	2007	2006	$	%
Income from continuing operations before income taxes	$56,300	$64,839	$(8,539)	-13.2%
Income taxes	$19,998	$22,692	$(2,694)	-11.9%
Effective tax rate	35.5%	35.0%

 Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, tax exempt interest income, foreign earnings taxed at different tax rates, valuation allowances and accrual of interest expense on unrecognized tax benefits. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Net Income and Earnings Per Share

 Income from continuing operations was 9.9% of total revenue in the 2007 period, compared to 14.0% in the 2006 period, primarily due to restructuring and other special charges and costs associated with a security breach of our resume database in the third quarter of 2007. Diluted earnings per share from continuing operations decreased 19.4% in the third quarter of 2007 compared to the 2006 period. Diluted weighted average shares outstanding decreased by less than 0.1 million shares, primarily as a result of shares repurchased in the third quarter in connection with our stock repurchase program.

The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Monster Careers - North America

 The operating results of our Monster Careers - North America segment for the nine months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Change
Revenue	$533,807	100.0%	$489,724	100.0%	$44,083	9.0%

Selling, general and administrative	344,290	64.5%	307,620	62.8%	36,670	11.9%
Depreciation and amortization*	17,605	3.3%	14,755	3.0%	2,850	19.3%

Operating income	$171,912	32.2%	$167,349	34.2%	$4,563	2.7%

*
Includes amortization of stock based compensation.

 Our Monster Careers - North America segment was affected by the sluggish economic trends within the labor markets across the United States economy. However, we continue to benefit from a migration to online employment advertising, and we believe that we continue to maintain market share within the recruitment advertising industry. The segment grew revenue 9.0% as we continued to penetrate and increase the revenue contribution from our enterprise customers. Revenue from our eCommerce channel, which allows our clients to self-serve their job-posting needs, has remained essentially flat as compared to the first nine months of 2006. We intend to invest aggressively in our eCommerce platform during the remainder of 2007 and into 2008 as the model serves an attractive market of small to medium sized businesses, and generates higher margin returns despite the smaller average order size. We believe that our primary opportunity for future growth in North America is at the regional and local market level and we therefore continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage.

 Our Monster Careers - North America segment generated an operating margin of 32.2% down from 34.2% reported in the 2006 period. Total operating expense grew 12.3% compared to revenue growth of 9.0%. Total operating expenses included $8.0 million related to the security breach and restructuring program. While we remain committed to investing in product, marketing, talent, and technology upgrades to grow the business, we will closely monitor the operating expense base in line with our revenue expectations.

Monster Careers - International

 The operating results of our Monster Careers - International segment for the nine months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase	% Change
Revenue	$344,738	100.0%	$216,347	100.0%	$128,391	59.3%

Selling, general and administrative	301,886	87.6%	196,310	90.7%	105,576	53.8%
Depreciation and amortization*	15,492	4.5%	12,272	5.7%	3,220	26.2%

Operating income	$27,360	7.9%	$7,765	3.6%	$19,595	252.4%

*
Includes amortization of stock based compensation.

 Our Monster Careers - International segment increased revenue in each country where we operate and comprised 34.6% of our total revenue during the nine months ended September 30, 2007. Our considerable investments in marketing and sales staff in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's organic revenue growth rate of 50% excluding the effects of currency exchange rates and the results of businesses acquired within the trailing twelve month period. We continue to see a rapid migration of help wanted advertising online. Our four largest international markets the United Kingdom, Germany, the Netherlands and France contributed approximately 66% of total International revenue. We are actively marketing and promoting our eCommerce model throughout Continental Europe and early indicators suggest that it is becoming a strong complement to our field and telesales groups.

 We have been aggressively increasing our investments overseas through a refined mix of marketing, sales and product enhancements. Marketing expenses increased 31.5% over the 2006 period as we have invested to increase our brand awareness, driving job seeker traffic to our websites and expanding our reach, both to the job seeker and to the employer. Those investments, combined with the addition of approximately 500 sales and support staff during the first half of 2007, have helped us achieve a significant portion of our overall revenue growth and gain market share in key European and Asian countries. We are committed to growing our business overseas, while still mindful of profitability and the cost structure. In the first nine months of 2007, the segment increased total expenses by 52.2%, and expanded operating margin to 7.9%.

Internet Advertising & Fees

 The operating results of our IA&F segment for the nine months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase (Decrease)	% Change
Revenue	$118,776	100.0%	$111,989	100.0%	$6,787	6.1%

Selling, general and administrative	99,476	83.8%	72,643	64.9%	26,833	36.9%
Depreciation and amortization*	7,283	6.1%	5,454	4.9%	1,829	33.7%

Operating income	$12,017	10.1%	$33,892	30.3%	$(21,875)	-64.5%

*
Includes amortization of stock based compensation.

 Revenue at our IA&F segment increased 6.1%, a much slower growth rate than throughout 2006 and turned to negative growth in the third quarter of 2007. During the second quarter of 2007, we began to reduce the placement of certain interstitial advertisements on the Monster.com site. The websites across our network realized a higher ratio of remnant versus brand advertising during the first nine months of 2007, resulting in excess inventory and a lower cost per impression, contributing to our overall slower growth rates. Although the decision to reduce placements had the effect of reducing revenue in the current period and has revenue implications over the remainder of 2007, we believe it was the appropriate action to take to improve the quality of the job seeker experience. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers.

 We posted an operating margin of 10.1% in the first nine months of 2007, a sharp decline from the 30.3% operating margin reported in the same period in 2006 as our expense base grew at a faster rate than our revenue. Despite revenue growth that slowed in the first six months and turned negative in the third quarter, we continued to invest in our business model by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs. Marketing expenses increased 18.2% over the 2006 period as we invested in our websites and expanded their recognition among users. While we remain committed to investing in and developing our IA&F business, we will closely monitor our cost structure in line with our revenue expectations.

Consolidated Operating Expenses and Operating Income

 Consolidated operating expenses and operating income for the nine months ended September 30, 2007 and 2006 are as follows:

(dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$ Increase (Decrease)	% Change
Salaries and related	$396,750	39.8%	$297,253	36.3%	$99,497	33.5%
Office and general	206,372	20.7%	141,685	17.3%	64,687	45.7%
Marketing and promotion	232,462	23.3%	207,088	25.3%	25,374	12.3%
Restructuring and other special charges	11,155	1.1%	–	–	11,155	100.0%

Operating expenses	846,739	84.9%	646,026	79.0%	200,713	31.1%

Operating income	$150,582	15.1%	$172,034	21.0%	$(21,452)	-12.5%

 Our consolidated operating expenses grew 31.1% in the first nine months of 2007 compared to the prior year period. In the third quarter of 2007, we incurred restructuring and other special charges of $11.2 million related to the strategic restructuring initiatives that we announced on July 30, 2007. We have increased our global headcount by approximately 11% over the 2006 period, primarily for sales and support in our Monster Careers segments. As a result we incurred higher salary, benefits and commission costs. Included in salaries and related is approximately $15.8 million of severance charges related to the departure of three former executive officers. Of that amount, approximately $12.8 million is non-cash charges related to the accelerated vesting of equity awards. Office and general expenses increased 45.7% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses is approximately $17.7 million of professional fees related to the ongoing stock option investigation and $5.7 million for the remediation of the security breach of our resume database. We also increased marketing and promotion expenditures by $25.4 million primarily as a result of allocating greater resources to expanding our brand recognition and sales force in key countries overseas. We will continue to market our services heavily throughout Europe and Asia, while managing our marketing and promotion expenses in a manner consistent with our revenue expectations.

Income Taxes

 Income taxes for the nine months ended September 30, 2007 and 2006 are as follows:

			Change
(dollars in thousands)
	2007	2006	$	%
Income from continuing operations before income taxes	$169,086	$184,116	$(15,030)	-8.2%
Income taxes	$59,756	$65,180	$(5,424)	-8.3%
Effective tax rate	35.3%	35.4%

 Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, tax exempt interest income, foreign earnings taxed at different tax rates, valuation allowances and accrual of interest expense on unrecognized tax benefits. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Net Income and Earnings Per Share

 Net income in the 2006 period included a $115.3 million loss from discontinued operations. Diluted earnings per share from continuing operations decreased 10.5% for the first nine months of 2007 compared to the 2006 period, as diluted weighted average shares outstanding increased approximately 0.8 million shares. The share increase is due to shares issued in connection with employee stock option exercises, net of shares purchased in the third quarter. Net income was 10.2% of total revenue in the 2007 period, compared to -0.2% in the 2006 period.

Financial Condition

 The following table details our cash and cash equivalents, marketable securities and cash flow components:

			Change
(dollars in thousands)	September 30, 2007	December 31, 2006
			$	%
Cash and cash equivalents	$117,215	$58,680	$58,535	99.8%
Marketable securities	511,746	537,893	(26,147)	-4.9%

Cash and cash equivalents and marketable securities	$628,961	$596,573	$32,388	5.4%

Percentage of total assets	31.1%	30.3%
	Nine Months ended September 30,
			Change
(dollars in thousands)
	2007	2006	$	%
Cash provided by operating activities of continuing operations	$210,253	$201,800	$8,453	4.2%
Cash used for investing activities of continuing operations	$(33,607)	$(397,800)	$364,193	91.6%
Cash (used for) provided by financing activities of continuing operations	$(118,648)	$41,213	$(159,861)	-387.9%
Cash (used for) provided by discontinued operations	$(5,258)	$18,912	$(24,170)	-127.8%
Effect of exchange rates on cash	$5,795	$2,066	$3,729	180.5%

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

 During the nine months ended September 30, 2007, we recorded $17.7 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal fees. In addition, in the latter half of 2006 we incurred approximately $18.3 million related to litigation, the informal investigation by the SEC, the investigation by the United States Attorneys Office and the preparation and review of our restated consolidated financial statements, a portion of which was paid in the 2007 period.

 We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout the remainder of 2007 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

 During 2006, we absorbed the remainder of our U.S. Federal tax loss carryovers, with the exception of certain acquired losses whose utilization is subject to an annual limitation. In 2007, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. During the first nine months of 2007, we paid approximately $62 million related to income taxes, a portion of which related to our 2006 U.S. federal income tax liability.

 On July 30, 2007, we announced a series of strategic restructuring actions that are intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry. During the third quarter of 2007, we expensed $11.2 million related to the restructuring actions and paid approximately $3.0 million. We expect to record a cumulative pre-tax charge within the range of $55 million to $70 million, from the third quarter of 2007 into 2008 related to the restructuring actions. Of the aggregate pre-tax charge, we expect to incur approximately $41 million to $51 million in cash expenditures. Approximately $14 million to $19 million of the pre-tax charge will be non-cash, primarily related to fixed asset write-offs and accelerated depreciation. We anticipate that these initiatives will reduce our current run rate of operating expenses by approximately $150 to $170 million on an annualized basis. These savings will allow us to invest approximately $80 million on an annualized basis in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Included in the $80 million is estimated depreciation expense on incremental capital expenditures in new technology which the we anticipate will be approximately $50 million.

 As of September 30, 2007, we had cash and cash equivalents and marketable securities of $629.0 million, compared to $596.6 million as of December 31, 2006. Our increase in cash and marketable securities of $32.4 million during the nine months ended September 30, 2007, primarily relates to our operating activities offset by cash used for financing and investing activities. Cash provided by operating activities was $205.0 million for the nine months ended September 30, 2007 and resulted from $101.9 million of income from continuing operations, $71.2 million of net non-cash items, increased by a $37.1 million change in working capital. Strong operating income before taking into account depreciation and amortization of intangibles and stock-based compensation ("OIBDA") and cash received from the exercise of employee stock options, including their associated tax benefit revenue growth, improved cash flows from operations in 2007. Accounts receivable decreased by $34.1 million due to a higher level of collections in the 2007 period. Deferred revenue decreased in 2007, resulting in a $9.5 million decrease to cash from operations. Cash flow from operating activities in 2007 was decreased by $5.3 million from cash used to fund liabilities related to our discontinued Advertising & Communications businesses.

 We used $33.6 million of cash for investing activities for the nine months ended September 30, 2007. The use of cash mainly reflects our capital expenditures of $47.8 million for the first nine months of 2007, as we invested in expanding our infrastructure and systems in Europe and Asia, and our funding to China HR.com Holdings Ltd. ("ChinaHR") under a previously established credit facility of $10.0 million and payments of approximately $1.7 million in connection with an acquisition in Norway in our Monster Careers - International segment. These were partially offset by net sales of marketable securities of $26.1 million during the nine months ended September 30, 2007.

 We used cash in financing activities in the first nine months of 2007 of $118.6 million, primarily $164.7 million to purchase our common stock that includes $10.0 million to pay for tax withholdings in connection with the vesting of stock-based awards. We also paid $21.9 million for notes payable on businesses acquired in prior periods, primarily Tickle. We received $54.1 million from employee stock option exercises and $14.0 million related to the tax benefit on stock options exercised.

 In February 2005, we acquired a 40% interest in ChinaHR for consideration of $0.05 million in cash. In March 2006, we increased our ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19.9 million. In accordance with a shareholders agreement, the Company and the majority shareholders have certain rights and obligations, including the potential obligation of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance by the Company with applicable local regulatory requirements and other conditions) pursuant to a put option which may be exercised by the majority shareholders at any time during the 18-month period beginning February 1, 2008. The likelihood of any particular outcome, and the resulting financial impact to the Company, cannot currently be determined.

 In March 2006, we entered into a loan agreement with ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million with no more than $10.0 million being advanced in the first year of the agreement. In January 2007, we amended the agreement with ChinaHR, increasing the maximum allowable amount to be advanced in the first year from $10.0 million to $12.5 million. Interest on the loans will be assessed at the average one-month U.S. LIBOR rate plus 1% and shall be payable quarterly in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. For the nine months ended September 30, 2007 we have advanced ChinaHR $10.0 million. From the inception of the loan agreement through September 30, 2007, we advanced ChinaHR $20.0 million.

 In November 2005, the Board of Directors (the "Board") authorized the Company to purchase up to $100 million of its shares of common stock in the open market or otherwise from time to time over a 30 month period as conditions warrant. On September 4, 2007, the Board authorized the Company to purchase up to an additional $250 million of its shares of common stock in the open market or otherwise from time to time over a 12 month period as conditions warrant. Through September 30, 2007, the Company has repurchased 5,544,239 shares of its common stock for an aggregate purchase price of $199.8 million of which 994,584 shares were repurchased in open market transactions during the year ended December 31, 2006. Subsequent to September 30, 2007, the Board authorized the Company to purchase up to an additional $100 million of its shares of common stock in the open market or otherwise from time to time over a 12 month period if conditions warrant.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our primary market risks include fluctuations in interest rates and exchange rate variability.

 We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including auction rate bonds, bank time deposits, municipal bonds, commercial paper and money market funds. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of September 30, 2007, net unrealized gains on these investments were not material.

 We have a presence in approximately 40 countries around the world. For the three and nine months ended September 30, 2007, approximately 37.8% and 36.2%, respectively of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar. We may use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable. We do not trade derivative financial instruments for speculative purposes.

 The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the three and nine months ended September 30, 2007, we had a translation gain of $22.7 million and $28.2 million, respectively, primarily attributable to the weakening of the U.S. dollar.

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

ITEM 4.    CONTROLS AND PROCEDURES

 The Company maintains "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

 There have been no significant changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 As stated in Note 12 of its consolidated financial statements, the Company announced on September 12, 2006 that a committee of independent directors of the Board of Directors (the "Special Committee"), assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

 The United States Attorney's Office for the Southern District of New York ("USAO") and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former general counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former general counsel from violating the federal securities laws and from acting as an officer or director of a public company.

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

 On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On September 11, 2007, the Company filed an Answer to the amended complaint.

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

 On September 25, 2007, Andrew J. McKelvey, the Company's former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Monster Class B common stock to secure his obligations under the contract. Each share of Class B common stock is entitled to ten (10) votes. The Company's charter provides that Class B shares immediately convert to ordinary common stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B common stock. The Company is in the process of determining whether, if as a result of the pledge, the Class B common shares held by Mr. McKelvey have converted to ordinary common stock. Any statement or reference in this Form 10-Q to the number of shares of Class B Commons stock or shares of ordinary common stock outstanding is subject to this determination.

 In August 2007, the Company announced that one of Monster.com's servers had been attacked by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses, for 1.3 million job seekers with resumes posted on Monster.com had been illegally downloaded. Monster does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. Monster responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" e-mails. Monster is working with the appropriate regulatory agencies and law enforcement authorities on this issue. On October 29, 2007, the Company was requested to provide information to the staff of the Federal Trade Commission ("FTC") in connection with a non public inquiry into certain information security practices of Monster.com. The inquiry arises as a result of the attack. The Company intends to fully cooperate with the inquiry. At this time, the Company is unable to estimate the total cost of complying with the information request related to the FTC inquiry.

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

ITEM 1A. RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended September 30, 2007 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

July 1 - July 31	–	N/A	–	$54,919,200
August 1 - August 31	1,450,000	$35.23	1,450,000	$3,383,140
September 1 - September 30	3,091,772	$33.49	3,091,772	$150,299,855

Total Q3 2007	4,541,772	$34.04	4,541,772	$150,299,855

Total nine months ended September 30, 2007	4,541,772	$34.04	4,541,772	$150,299,855

(a) - On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The share repurchase plan expires 30 months from the authorization date. On September 4, 2007, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its common stock. The share repurchase plan expires 12 months from the authorization date. On October 23, 2007, the Board of Directors authorized the Company to purchase an incremental $100 million of shares of its common stock under the share repurchase program.

ITEM 6.    EXHIBITS.

 The following exhibits are filed as a part of this report:

3.1	Amended and Restated By-laws.
10.1	1999 Long Term Incentive Plan, as amended.
15	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: November 7, 2007	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi Chairman, President and Chief Executive Officer (principal executive officer)
Dated: November 7, 2007	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: November 7, 2007	By:	/s/ JONATHAN TRUMBULL
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
PART II—OTHER INFORMATION
SIGNATURES