Form 10-K
period 2007-12-31
MONSTER WORLDWIDE INC
filed 2008-02-21
CIK 1020416

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

(212) 351-7000
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $4,949,995,183 as of June 29, 2007, the last business day of the registrant's second fiscal quarter of 2007.

As of February 1, 2008, there were 120,766,100 shares of the registrant's Common Stock outstanding and 4,762,000 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement used in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

Special Note About Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission ("SEC"). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, risks associated with acquisitions or dispositions, competition, ongoing costs associated with stock option investigations and related lawsuits, costs associated with our restructuring plan and security breach, and the other risks discussed in this report and our other filings made with the SEC.

There are many factors – many beyond our control – that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of this report.

ii

PART I

ITEM 1. BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company," "Monster Worldwide," "we," "our" or "us"), parent company of Monster®, the premier global online employment solution for more than a decade, strives to inspire people to improve their lives. With a local presence in key markets in North America, Europe and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing personalized career advice to consumers globally. Through online media sites and services, Monster Worldwide delivers highly targeted audiences to advertisers. The Company is a member of the S&P 500 Index and the NASDAQ 100.

Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is www.monsterworldwide.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our website, free of charge, under the caption "Investor Relations – SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

Our Strategy

Monster Worldwide's long-term business strategy is designed to capitalize on the opportunity we foresee in the global online recruitment marketplace and related markets, while focusing on improved operating efficiencies and controlling our expense growth rates. Our strategy calls for continued investment in product innovation, and enhanced technology and marketing to expand our global leadership position in an effort to achieve long-term profitability and build shareholder value.

Monster was built by focusing on the needs of employers and job seekers, and we are developing stronger customer relationships and improved products as a part of our growth strategy. Through innovative product offerings, we continue to offer greater value to all job seekers – even those seekers who are not currently actively engaged in a job search. The improvements we have made to our product offerings and services are designed to drive quality traffic to our site and increase our visitors' job response rate. We believe that more active seeker engagement will translate directly into higher quality candidates for our employers.

We are focused not only on customer service and satisfaction, but also on building and maintaining customer loyalty. Our ongoing investments in our technology platforms are designed to create secure, scalable and redundant systems. We are drawing on our full global network for "best in class" product and service ideas, taking concepts that have been well-received in one market and adapting them for the entire organization as appropriate.

We have refocused our efforts across the entire organization to streamline and globalize our resources and control the growth rate of our operating expenses. At the same time, we are committed to funding critical investments through our cost savings initiatives.

To fuel continued growth in our business, we are striving to increase our local and regional presence, while providing more relevant products and services to our customers and job seekers, and at the same time expanding globally. We believe that our sharpened focus on engaging customers, a new marketing program, and continued efforts to increase sales force productivity will allow us to be substantially more competitive. We will continue to capitalize on the strong market position we have developed in larger international markets, particularly Europe. Our ongoing investments in infrastructure, brand building and operating efficiencies gained through our restructuring efforts continue to generate strong revenue growth and margin expansion in our international business. The Asia Pacific region represents a substantial growth opportunity for Monster, particularly China. As we develop plans for the greater China market, as well as Southeast Asia, we are equally excited about the opportunities that exist in neighboring markets.

During the past year, we increased our global footprint by expanding Monster's presence in smaller markets through low-cost launches. In 2008, we plan to continue to further develop these smaller markets, particularly in Eastern Europe.

We are also committed to entering adjacent markets. Our recent acquisition in January 2008 of Affinity Labs Inc. ("Affinity Labs") provides an opportunity to provide highly relevant content to our seekers through a portfolio of professional and vocational communities. It will also provide employers access to a large, "hard-to-reach" pool of job candidates and allow us to expand our core product more aggressively.

We have re-organized our marketing function and are gaining greater efficiencies in both purchasing and placing media through a more centralized media buying program. Our new marketing approach is designed to evolve the brand from job transaction focused to a life improvement company by enhancing our seekers' experience and making Monster a trusted partner in their career/life decisions. Our mission is to inspire people to improve their lives.

Our Services

We operate in three business segments: Careers – North America, Careers – International and Internet Advertising & Fees. For the year ended December 31, 2007, these operating segments represented approximately 52%, 36% and 12% of our consolidated revenue, respectively. During the year ended December 31, 2006, we disposed of our global Advertising & Communications business to focus our resources on building the Monster franchise and expanding the content of our online businesses. See Note 16 to the consolidated financial statements for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online employment solution for more than a decade, striving to inspire people to improve their lives. Monster has a presence in approximately 40 countries around the world. With a local presence in key markets in North America, Europe and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing personalized career advice to consumers globally. We have been able to build on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice to enhance the consumer experience.

Our services and solutions include searchable job postings, a resume database, and other career related content. Job seekers can search our job postings and post their resumes free-of-charge on each of our websites. Monster also offers premium career services at a fee to job seekers, such as resume writing and priority resume listing. Employers and human resources professionals pay to post jobs, search our resume database, and utilize career site hosting and other ancillary services.

Monster targets the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. Additionally, we also concentrate our efforts on expanding our reach to include small-to-medium sized businesses ("SMBs"), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies that extend our presence with local and regional job seekers in various markets across the United States.

Internet Advertising & Fees

Our Internet Advertising & Fees segment provides consumers with content, services and useful offerings that help them manage the development and direction of their current and future careers, while providing employers, educators and marketers with innovative and targeted media-driven solutions to impact these consumers at critical moments in their lives. Our network of online properties appeals to advertisers and other third parties as these sites cost-effectively deliver certain discrete demographic groups in a relevant and engaging online environment. We believe that by strengthening our user engagement, driving additional traffic and increasing usage of our websites, we can increase the appeal to our customers and reward them with a higher return on their marketing investment. Our sites are constantly evolving to integrate new and innovative features, in order to provide the relevant content that connects with our users. The majority of our services are free to users and are currently offered in North America.

Revenue for the Internet Advertising & Fees segment is derived primarily from three types of services: lead generation, display advertising and products sold to consumers for a fee. Lead generation is a highly scalable direct response business in which marketers pay for connections to consumers whose demographics and interests match the requirements of specific business offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our clients with targeted and valuable leads. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster's websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for promotion of products and services as consumers are actively looking for new ideas and solutions. Premium content and services comprise the final source of revenue for the Internet Advertising & Fees segment, as consumers pay for access to information and tools that provide greater support in the development of their educational and career opportunities.

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

Sales and Marketing

We maintain separate sales and marketing staffs for our Careers and Internet Advertising & Fees businesses. The sales force for our Careers business consists of Telesales and Field sales and is complemented by a self-service online sales channel which we refer to as "eCommerce." Within these groups are specialty units dedicated to serving our vertical markets, such as enterprise, small-to-medium sized businesses, government, healthcare and staffing. Our Telesales staff is primarily responsible for telemarketing and customer service for small-to-medium sized clients and is located in our offices around the world. Our Field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is most heavily used by smaller employers today. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network.

We use sponsorships and broad-based media, such as broadcast television, the Internet, radio, and business, consumer and trade publications, to market and promote the Monster brand. The majority of our marketing and promotion expense is allocated to our Careers – North America and Careers – International segments.

Customers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, federal, state and local government agencies and educational institutions. No one client accounts for more than 5% of our total annual revenue.

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and to incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, traditional media companies (primarily newspaper publishers), Internet portals, search engines and social networking websites. Many traditional media companies and newspaper publishers offer new media capabilities such as online recruitment websites. The barriers to entry into Internet businesses like ours are relatively low such that new competitors continuously arise. For example, over the past several years many niche career websites have been launched targeted at specific industry verticals. Many of our competitors or potential competitors have long operating histories, and some have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and reputation among our clients and potential clients.

Intellectual Property

Our success and ability to compete are dependent in part on the protection of our domain names, trademarks, trade names, service marks, patent and other proprietary rights. We rely on copyright laws to protect the original website content that we develop. In addition, we rely on Federal and state trademark laws to provide additional protection for the identifying marks appearing on our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

We also assert common law protection on certain names and marks that we have used in connection with our business activities.

We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained patents and applied for several other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not in the future be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of patent, copyright or trademark infringement against us. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could significantly harm our business, financial condition and operating results.

Employees

At February 1, 2008, we employed approximately 5,210 people worldwide. Generally, our employees are not represented by a labor union or collective bargaining agreements except that our employees located in France, Italy and Spain are covered by collective bargaining agreements that are generally prescribed by local labor law. We regard the relationships with our employees as satisfactory.

Executive Officers

As of February 1, 2008, our executive officers are as follows:

Name	Age	Position
Salvatore Iannuzzi	54	Chairman of the Board, President and Chief Executive Officer
Timothy T. Yates	60	Executive Vice President and Chief Financial Officer
Darko Dejanovic	37	Executive Vice President, Global Chief Information Officer and Head of Product
Mark Stoever	40	Executive Vice President, Internet Advertising & Fees
Jonathan Trumbull	40	Global Controller and Chief Accounting Officer

Salvatore Iannuzzi has been Chairman of the Board, President and Chief Executive Officer of the Company since April 2007. Prior to joining the Company, Mr. Iannuzzi served as President of Motorola, Inc.'s Enterprise Mobility business from January 2007 to April 2007. Prior to that, Mr. Iannuzzi served as President and Chief Executive Officer of Symbol Technologies, Inc., a publicly traded company engaged in the business of manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, from January 2006 to January 2007, when Symbol

Technologies was sold to Motorola. He previously served as Symbol Technologies' Interim President and Chief Executive Officer and Chief Financial Officer from August 2005 to January 2006 and as Senior Vice President, Chief Administrative and Control Officer from April 2005 to August 2005. He also served as a director of Symbol Technologies from December 2003 to January 2007, serving as the Non-Executive Chairman of the Board from December 2003 to April 2005. From August 2004 to April 2005, Mr. Iannuzzi was a partner in Saguenay Capital, a boutique investment firm. Prior thereto, from April 2000 to August 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including Senior Control Officer and Head of Corporate Compliance.

Timothy T. Yates has been Executive Vice President and Chief Financial Officer of the Company since June 2007. Prior to joining the Company, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol Technologies, Inc. from February 2006 to January 2007. From January 2007 to June 2007, he was a Senior Vice President of Motorola, Inc.'s Enterprise Mobility business responsible for Motorola's integration of Symbol Technologies. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol Technologies. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

Darko Dejanovic has been Executive Vice President, Global Chief Information Officer and Head of Product since November 2007. Previously, he had served as Executive Vice President and Global Chief Information Officer since July 2007, and as Senior Vice President and Global Chief information Officer since April 2007. Prior to joining the Company, Mr. Dejanovic served as Senior Vice President and Chief Technology Officer for Tribune Company, a publicly traded media company, from December 2004 until March 2007. During that same period, Mr. Dejanovic also served as Vice President and Chief Technology Officer of Tribune Publishing Company, a subsidiary of the Tribune Company, a position he held since 2002. Before joining the Tribune Company, Mr. Dejanovic had technology leadership roles for the Education Management Group, a provider of post-secondary education, and for the European Community Monitor Mission, an international public policy organization.

Mark Stoever has been Executive Vice President, Internet Advertising & Fees since July 2007. Previously, he had served as Senior Vice President, Internet Advertising & Fees since July 2005. Prior to joining the Company, Mr. Stoever served as Executive Vice President of Decision Matrix Group, an investment fund specializing in technology market research, from January 2005 to May 2005. Prior to that, beginning in 1996 he held various management roles at Lycos, Inc., a global Internet content and service provider, most recently as President and Chief Executive Officer from October 2002 to November 2004. Prior to Lycos, Mr. Stoever held management roles at ON Technology Corporation, a software company, from 1994 to 1996, and at Microcom, Inc., a modem technology company, from 1989 to 1994.

Jonathan Trumbull has been Global Controller and Chief Accounting Officer since March 2005. Previously, he had served as Vice President and Corporate Controller since October 2002. Prior to joining the Company, from 1989 to October 2002, Mr. Trumbull was associated with Ernst & Young, LLP, most recently as Senior Manager from 1997 to October 2002.

ITEM 1A. RISK FACTORS

Investigations and litigations relating to stock option matters are pending, the scope and outcome of which could have a negative effect on the price of our securities, liquidity and business.

On June 12, 2006, we announced that a committee of independent directors of the Board of Directors (the "Special Committee") was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting. The Special Committee subsequently determined that the exercise price for a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. Accordingly, the Company announced that its previously filed financial statements should no longer be relied upon; and the Company filed an amended annual report on Form 10-K/A with restated financial statements. The United States Attorney's Office for the Southern District of New York ("USAO") and the SEC have informed the Company that each is conducting an investigation into the Company's past stock option grants. In connection therewith, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. We are fully cooperating with the USAO and the SEC. Our former General Counsel pleaded guilty to two felony counts in connection with our historic stock option grant practices and our former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO relating to those historical grants. Shareholder derivative actions against a number of current and former officers and directors of the Company relating to our stock option grant practices have been filed in both the United States District Court for the Southern District of New York and the Supreme Court of the State of New York, New York County, in which the Company is named as a nominal defendant. In addition, a putative class action on behalf of participants in the Company's 401(k) Plan alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") against certain current and former officers and a putative securities shareholder class action against the Company and certain former officers are pending in the United States District Court for the Southern District of New York. Each of these lawsuits is described more fully in "Item 3. Legal Proceedings."

These investigations and litigations have imposed, and are likely to continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future, these are likely to include:

  •
  professional fees in connection with the conduct of the investigations and the defense of the litigation;

  •
  potential damages, fines, penalties or settlement costs; and

  •
  payments to, or on behalf of, our current and former employees, officers and directors for the costs and expenses incurred by them in connection with the investigation of the USAO and/or the SEC or any of the lawsuits noted above pursuant to our indemnification obligations (in certain circumstances these indemnification payments are recoverable if it is determined that the officer or director at issue acted improperly, but there is no assurance that we will be able to recover such payments). It is not clear the extent to which we will be able to recover these expenditures from our insurance carriers.

Furthermore, while we believe that the Special Committee has effectively completed its comprehensive investigation, it is possible that additional issues may be raised as a result of the ongoing legal proceedings. Adverse developments in any of the pending legal proceedings arising out of our historical stock option granting practices or any other matter raised could generate negative publicity for us and have an adverse impact on our business and our stock price, including increased stock volatility, and could also harm our ability to raise additional capital or engage in transactions in the future.

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

We are also susceptible to others imitating our products, particularly Monster, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are dependent. While we believe we have strong trademark protection in the Monster brand worldwide in the careers and recruitment business, that protection does not extend fully to other businesses. Other companies and organizations use the "Monster" name, and more may do so in the future. This use could adversely affect our brand recognition and reputation if employers or job seekers confuse us with these other organizations. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products, particularly Monster, or infringement of our intellectual property rights could diminish the value of our brands or otherwise reduce our revenues.

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

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements.

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

The online recruiting market continues to evolve. The adoption of online recruiting and job seeking services, particularly among those companies that have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and applying for jobs. Many of our potential customers, particularly smaller companies, have not utilized the Internet as a recruiting tool, and not all segments of the job-seeking population use the Internet to look for jobs. Companies may not continue to allocate portions of their budgets to Internet-based recruiting and job seekers may not use online job seeking methods. As a result, we may not be able to effectively compete with traditional recruiting and job seeking methods. If Internet-based recruiting does not remain widely accepted or if we are not able to anticipate changes in the online recruiting market, our business, financial condition and operating results could be significantly harmed.

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

We rely heavily on our information systems and if our access to this technology is impaired, or we fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our information systems to evolving industry standards and to improve the performance and reliability of our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively could harm our business, results of operations or financial condition.

Concerns relating to our privacy policies and our compliance with applicable data protection laws and regulations could damage our reputation and deter current and potential customers, job seekers and other Internet users from using our products and services.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users, which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.

Interruptions, delays or failures in the provision of our services, including any failure to adequately protect personal information of our customers, job seekers and other website users, could damage our brand and harm our operating results.

Our systems are susceptible to outages and interruptions due to fire, floods, power loss, telecommunications failures, cyber attacks, terrorist attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access, "phishing" schemes and other disruptions could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users. We have experienced these intrusions in the past, and may experience them in the future.

Our systems' continuing and uninterrupted performance is critical to our success. Customers, job seekers and other website users may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers, job seekers and other Internet users and result in reduced traffic, contract terminations, fee rebates and make goods, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions is damaging to our reputation and may adversely impact traffic to our sites.

We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have begun distributing, and intend to continue distributing, our servers among additional data centers. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Our markets are highly competitive.

The markets for our services are highly competitive. They are characterized by pressures to:

  •
  reduce prices;

  •
  incorporate new capabilities and technologies; and

  •
  accelerate job completion schedules.

Furthermore, we face competition from a number of sources. These sources include:

  •
  other employment-related websites, including large national and international competitors as well as niche career websites targeted at specific industry verticals;

  •
  traditional media companies, including newspapers;

  •
  Internet portals, search engines and social networking websites; and

  •
  specialized career and education related online content providers, including blogs and user generated content.

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

Due to competition, we may experience reduced margins on our products and services, loss of market share or less use of our services by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be significantly harmed.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising market. Existing or future competitors may develop or offer services and products which provide significant performance, price, creative or other advantages over our services. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. This could significantly harm our business, financial condition and operating results.

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

A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with a competitive advantage. We also face risks associated with our trademarks, particularly trademarks covering the Monster brand. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

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

We have made strategic acquisitions and entered into alliances and joint ventures in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, growth rates and results of operations.

As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. If we are unable to identify future acquisition opportunities or reach agreement with such third parties, there could be a material adverse effect on our business, growth rates and results of operations.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions, especially those involving companies like Affinity Labs and China HR.com Holdings Ltd. ("ChinaHR"), are inherently risky. Our acquisitions can be accompanied by a number of risks, including:

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

Our business has grown rapidly, both internally and through acquisitions. This expansion has resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business continues to grow rapidly, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be harmed.

If our divested businesses fail to satisfy obligations relating to their operations, we could face third-party claims seeking to hold us liable for those obligations.

In 2003, we completed the spin-off of Hudson Highland Group, Inc. to our stockholders. In June 2005, we sold our Directional Marketing business, and during 2006 we disposed of our global Advertising & Communications business in five separate transactions. We remain contingently liable to third parties for some obligations of these divested businesses, such as for real estate leases assumed by the divested businesses, if the divested businesses fail to meet their obligations. Our financial condition and results of operations could be significantly harmed if we receive third-party claims relating to liabilities of our divested businesses.

We face risks relating to our foreign operations.

We have a presence in approximately 40 countries around the world. We earned 38%, 29% and 24% of our total revenue outside of the United States in the years ended December 31, 2007, 2006 and 2005,

respectively. Such amounts are generally collected in the local currency. In addition, we generally pay operating expenses in the corresponding local currency. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. We cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions, will depend upon the application of limitations set forth in the Internal Revenue Code of 1986, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions.

Our current or future international operations might not succeed or might fail to meet our expectations for a number of reasons including:

  •
  general political uncertainty;

  •
  difficulties in staffing and managing foreign operations;

  •
  competition from local recruiting services;

  •
  operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

  •
  seasonal reductions in business activity;

  •
  language and cultural differences;

  •
  taxation issues;

  •
  complex legal and regulatory requirements that may be uncertain and may change; and

  •
  issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property.

If we are forced to discontinue any of our international operations, we could incur material costs to close down such operations.

Also, we could be exposed to fines and penalties under U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate our policies. Any such violations could materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.

We currently have a presence in approximately 40 countries around the world. Our future growth will depend significantly on our ability to expand Monster-branded product offerings in additional international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, including our strategic investment in ChinaHR, we have had to rely, and may have to continue to rely, on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online career and commerce medium and as a result, our operations in international markets may not develop at a rate that supports our level of investment.

Our business depends largely on our ability to attract and retain talented employees, including senior management.

We are substantially dependent on the continued services of our senior management, including our Chief Executive Officer, Chief Financial Officer and Chief Information Officer. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

We could be influenced by one stockholder.

On September 25, 2007, Andrew J. McKelvey, the Company's former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Class B Common Stock to secure his obligations under the contract. Each share of Class B Common Stock is entitled to ten (10) votes. The Company's charter provides that the shares of Class B Common Stock immediately convert into Common Stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B Common Stock. While the Company was in the process of determining whether, if as a result of the pledge, the shares of Class B Common Stock held by Mr. McKelvey were converted into shares of Common Stock, Mr. McKelvey, a Special Litigation Committee of the Board composed of independent and disinterested directors and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in connection with the derivative actions. The settlement provides, among other things, that Mr. McKelvey will convert the 4,762,000 shares of Class B Common Stock owned by him for a like number of shares of ordinary Common Stock. While the settlement is subject to the execution of a definitive settlement agreement and court approval of that agreement, pending a court determination of whether or not to approve the settlement, Mr. McKelvey has ceded his ability to cast more than one vote per share by agreeing that any additional vote to which he is entitled will be cast in proportion to the other votes cast at any shareholders meeting.

If the Court does not approve the settlement agreement or if the proxy is terminated pursuant to the terms of the Memorandum of Understanding and it is not otherwise determined that Mr. McKelvey's shares of Class B Common Stock have converted as a result of the prepaid variable forward contract, then Mr. McKelvey will have the right to vote approximately 31.01% of the combined voting power of all classes of our voting stock. As a result of such voting rights, Mr. McKelvey could have significant influence on the outcome of matters requiring a shareholder vote, including the election of directors and certain mergers or other business combinations.

In addition, pending conversion of the Class B Common Stock, the settlement does not affect Mr. McKelvey's right to vote the shares of Class B Common Stock on any proposal to amend the Company's Certificate of Incorporation in a manner that would affect the shares of Class B Common Stock. Any such amendment would require the approval of the holders of a majority of outstanding shares of Class B Common Stock. Accordingly, Mr. McKelvey (as the holder of all of the shares of Class B Stock) would determine the outcome of any such proposal.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2007, our goodwill and amortizable intangible assets were $661.9 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in New York, New York, where we occupy approximately 26,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 300,000 square feet of leased space. We also lease additional facilities in the United States in Atlanta, Carmel, Chicago, Cincinnati, Dallas, Denver, Indianapolis, Laguna Hills, Los Angeles, McLean, the Orlando Area, the Philadelphia Area, Raleigh, San Francisco, Tempe and Washington D.C. Our domestic properties are used generally by our Careers – North America and Internet Advertising & Fees segments.

We also maintain leased facilities internationally in Austria, Canada, Czech Republic, England, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Malaysia, Mexico, Norway, Poland, Scotland, Singapore, South Korea, Spain, Sweden, Switzerland, the Netherlands and Turkey. Our international properties are used generally by our Careers – International segment. We also operate data centers in the United States, the European Union and Asia pursuant to various lease and co-location arrangements.

We consider our leased space to be adequate for the operation of our business, and we do not foresee any difficulties in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

The Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors, assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

Stock Option Investigations and Related Litigation

Investigations .

The USAO and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC $275,990 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company.

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)) .

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). The amended complaint alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. On December 14, 2007, the Court granted the defendants' motions to dismiss and dismissed the ERISA action with prejudice as against the Company and certain of the individual defendants (including all of the current directors of the Company who have been named as defendants) and without prejudice against certain of the individual defendants including one current employee of the Company.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County)) .

Derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County,

against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant (the "Derivative Actions").

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Exchange Act for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On September 18, 2006, the three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County, were also consolidated. The consolidated actions have been styled as In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On November 21, 2006, the Board of Directors of the Company appointed a Special Litigation Committee of the Board (the "SLC") composed of independent and disinterested directors to investigate and take whatever actions it deems appropriate with respect to the claims made in the Derivative Actions.

On January 22, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, the SLC and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in the Derivative Actions. The settlement provides that Mr. McKelvey will pay the Company $8 million and convert the 4,762,000 shares of Class B Common Stock owned by him for a like number of ordinary shares of Common Stock. The Memorandum of Understanding calls for the execution of a Settlement Agreement to be subject to Court approval. Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the conversion, he shall be entitled to vote only one-tenth of the shares of Class B Common Stock beneficially owned by him on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B Common Stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of Common Stock (other than Mr. McKelvey) on such matter.

Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. The Company expects that a formal settlement agreement resolving the claims against Mr. McKelvey and the others will in the near future be presented for approval to the Supreme Court of the State of New York.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)) .

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company's former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On September 11, 2007, the Company filed an answer to the amended complaint. Discovery in this action is underway.

Dispute with Option Holders .

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company's S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees informed the Company that they would seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company's Board of Directors approved the payment of approximately $5.0 million to compensate certain former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. The Company has made payments to, and has received releases from, substantially all of such former employees.

Consequences Under the Internal Revenue Code .

We have notified the Internal Revenue Service of the stock option review and results thereof. Under Internal Revenue Code section 162(m) ("IRC 162(m)"), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. We are not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

In addition, certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction was made by increasing the exercise price to the same value used in connection with the financial statement restatement. In April 2007, the tender offer was finalized and for individuals who agreed to the modification, the Company compensated them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. In January 2008, we paid approximately $300,000 to these individuals.

General .

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

Security Breach

In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the "FTC") in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with such governmental authorities and, if necessary, intends to continue to cooperate with such governmental entities.

Litigation Relating to the Company's Tickle Business Unit

In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices as follows: (1) users who believed they signed up for an unconditional "free" 7-day trial period actually were charged a monthly subscription rate unless they affirmatively notified Tickle within those 7 days that they did not want the monthly membership; and (2) users who believed they had paid a one-time fee to purchase the results of a single personality test were actually enrolled in the full monthly subscription service and billed accordingly. The amended complaint purports to be a class action representing all users who purchased a test report from Tickle and received "unauthorized charges." The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys' fees and equitable relief. Discovery in this action is underway.

Class B Common Stock

On September 25, 2007, Andrew J. McKelvey, the Company's former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Class B Common Stock to secure his obligations under the contract. Each share of Class B Common Stock is entitled to ten (10) votes. The Company's charter provides that the shares of Class B Common Stock immediately convert into Common Stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B Common Stock. The Company was in the process of determining whether, if as a result of the pledge, the shares of Class B Common Stock held by Mr. McKelvey have converted to ordinary shares of Common Stock. Because of the settlement with Mr. McKelvey described above, this determination would likely be rendered moot. Accordingly, the Company will only make such a determination if the settlement becomes inoperative and, pending such a determination, has treated the shares of Class B Common Stock as being outstanding in this Form 10-K. Such treatment is without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the NASDAQ Global Select Market under the symbol "MNST." The Common Stock was first traded on the NASDAQ National Market on December 13, 1996, the day after the underwritten initial public offering of shares of the Company's Common Stock. Prior to the offering there was no established public trading market for the Company's shares.

As of February 1, 2008, there were 1,458 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners. As of February 15, 2008, the last reported sale price of our Common Stock as reported by the NASDAQ Global Select Market was $27.14.

We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by the Company to support our growth strategy or to repurchase shares of our Common Stock. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on December 21, 2007, restricts the payment of dividends on our stock.

The information regarding market and market price range of our Common Stock may be found in "Financial Information by Quarter (Unaudited)" in Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended December 31, 2007 is as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

As of the nine months ended September 30, 2007	4,541,772		4,541,772	$150,299,855
October 1 - October 31	-	N/A	-	$250,299,855
November 1 - November 30	1,353,695	$35.72	1,353,695	$201,950,962
December 1 - December 31	1,449,645	$33.60	1,449,645	$153,250,104

Total Fourth Quarter 2007	2,803,340	$34.62	2,803,340	$153,250,104

Year Ended December 31, 2007	7,345,112	$34.26	7,345,112	$153,250,104

Total shares repurchased under plan	8,339,696

(a)    On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its Common Stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its Common Stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase plan. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009.

Issuance of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to the Company's equity compensation plans which have been approved by its stockholders. The Company does not have any equity compensation plans that were not approved by its stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,876,395	$29.13	4,412,066
Equity compensation plans not approved by security holders	—	—	—

Total	6,876,395	$29.13	4,412,066

Stock Performance Graph

The following performance graph and related information shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return of the Company's Common Stock during the period commencing December 31, 2002 to December 31, 2007, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company's Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2002 and assumes that all dividends were reinvested. For purposes of the following graph, the closing price of the Company's Common Stock on December 31, 2002 has been adjusted from $11.31 to $10.597 to reflect the Company's spin-off of Hudson Highland Group, Inc. on March 31, 2003. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five-Year Cumulative Total Return Among Monster Worldwide, Inc.,
The S&P 500 Index and The RDG Internet Composite Index

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2007. See "Management's Discussion and Analysis," found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENTS OF OPERATIONS DATA: (dollars in thousands, except per share amounts)
	2007	2006	2005	2004	2003

Revenue	$1,351,309	$1,116,676	$818,271	$593,909	$412,796
Salaries & related, office & general and marketing & promotion	1,113,088	877,933	668,054	516,445	385,330
Restructuring and other special charges	16,597	-	-	-	39,731
Amortization of intangibles	6,911	8,879	9,585	7,132	1,518

Total operating expenses	1,136,596	886,812	677,639	523,577	426,579

Operating income (loss)	$214,713	$229,864	$140,632	$70,332	$(13,783)

Income (loss) from continuing operations	$147,160	$153,587	$90,424	$43,138	$(15,815)

Net income (loss)	$146,399	$37,137	$98,194	$58,736	$(108,824)

Basic earnings (loss) per share:*
Income (loss) from continuing operations before accounting change	$1.14	$1.20	$0.74	$0.37	$(0.14)
Income (loss) per share from discontinued operations, net of tax	(0.01)	(0.91)	0.06	0.13	(0.83)

Net income (loss)	$1.14	$0.29	$0.80	$0.50	$(0.97)

Diluted earnings (loss) per share:*
Income (loss) from continuing operations before accounting change	$1.13	$1.17	$0.72	$0.36	$(0.14)
Income (loss) per share from discontinued operations, net of tax	(0.01)	(0.89)	0.06	0.13	(0.83)

Net income (loss)	$1.12	$0.28	$0.79	$0.49	$(0.97)

*
Earnings per share may not add in certain periods due to rounding.

BALANCE SHEET DATA(a):	2007	2006	2005	2004	2003

Current assets	$1,184,965	$1,123,808	$773,059	$703,511	$566,983
Current liabilities	828,660	826,244	705,945	740,101	646,856
Total assets	2,077,810	1,969,803	1,678,715	1,554,953	1,161,439
Long-term liabilities	132,649	33,874	39,430	35,237	14,092
Total stockholders' equity	1,116,501	1,109,685	933,340	779,615	500,491

(a)
Years 2003 through 2005 include assets and liabilities of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, risks associated with acquisitions or dispositions, competition, ongoing costs associated with stock option investigations and lawsuits, costs associated with our restructuring plan and security breach, and the other risks discussed in this report and our other filings made with the SEC.

There are many factors – many beyond our control – that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of this report.

OVERVIEW

Business

Monster Worldwide is the premier global online employment solution, bringing people together to improve their lives, with a presence in approximately 40 countries around the world. We have been able to build on Monster's brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice to enhance the consumer experience.

Our services and solutions include searchable job postings, a resume database and other career related content. Users can search our job postings and post their resumes for free on each of our websites. Employers pay to post jobs, search the resume database and access other career related services.

Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our Careers – International segment is now 36.1% of our consolidated revenue for the year ended December 31, 2007, and increased 59.3% over the comparable 2006 period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our Careers – International business over the next several years.

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

Financial Summary

Monster Worldwide has three operating segments: Careers – North America, Careers – International and Internet Advertising & Fees. In 2007, we had strong revenue growth of 21% over the 2006 period,

driven by a 59.3% increase in our Careers – International revenue. Our income from continuing operations and diluted earnings per share from continuing operations decreased 4.2% and 3.4% respectively, over the 2006 period due primarily to expenses from our restructuring plan of $16.6 million, severance related to the departure of three former executive officers of $15.8 million and the expenses from the security breach that occurred in August 2007 of $9.0 million. These costs were offset by improved operating efficiencies and savings from our restructuring plan, as well as strong international revenue growth. Our cash and available for sale securities balance decreased to $578.4 million as of December 31, 2007, compared to $596.6 million as of December 31, 2006, as a result of $262.5 million of share repurchases, repayment of acquisition debt of $23.4 million and our commitments to strengthen our infrastructure, invest in key talent and fund projects intended to position us for long-term growth, offset by strong operating cash flows of $269.2 million and cash received from the exercise of employee stock options of $54.9 million.

Careers – North America delivered a 31.8% operating margin on $707.4 million of revenue in 2007, as our Enterprise channel successfully grew the client base and leveraged our existing clients. We are particularly encouraged by the performance of our Careers – International segment as the business generated a 10.7% operating margin, despite increased investments in sales and marketing, compared to 5.7% operating margin in 2006. Revenue in our Careers – International business is now 36.1% of our consolidated revenue, compared to 27.4% in 2006. Our Internet Advertising & Fees segment grew revenue 2.3% over 2006, and experienced decelerating revenue trends throughout 2007, particularly in the second half of the year. This was primarily due to the decision to reduce the placement of certain interstitial advertisements on the Monster.com site and reevaluate our overall ad placement strategy.

In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan is designed to reduce our current workforce by approximately 800 associates, or 15% of our full-time staff, through 2008. Through December 31, 2007, we have notified or terminated approximately 360 associates and approximately 100 associates have voluntarily left the Company. The restructuring plan arose out of a review of our organizational and cost structure by our executive management team. The restructuring is intended to realign the Company's cost structure to permit investment in key areas that will improve the customer experience, foster revenue growth and margin expansion and reduce operating expense growth rates from current levels.

Business Combinations

For the period January 1, 2005 through December 31, 2007, we completed four business combinations. Although none of the following acquisitions was considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

Emailjob.com SAS	February 11, 2005	Careers – International
JobKorea	October 14, 2005	Careers – International
PWP, LLC ("Education.org")	May 2, 2006	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers – International

Discontinued Operations

During the years ended December 31, 2006 and 2005, we disposed of the following businesses that collectively comprised the entire Advertising & Communications operating segment and the remaining businesses in our Directional Marketing operating segment. We executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for all periods presented:

  •
  On August 31, 2006, we sold our TMP Worldwide Advertising & Communications business in the United States and Canada. The Company received cash of $36.2 million (net of working capital and other adjustments). The Company recorded a pre-tax loss on the sale of the business of $125.0 million ($123.1 million after-tax loss, net of a $1.9 million tax benefit) in the third quarter of 2006. Included in the pre-tax loss is approximately $133.0 million of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. This disposition was considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

  •
  On May 10, 2006, we sold our TMP Worldwide Advertising & Communications businesses in the United Kingdom and Ireland. In a separate transaction, the Company also sold its recruitment advertising agency in Spain. The Company received cash of $32.9 million (net of working capital and other adjustments) and approximately a $9.0 million interest bearing note receivable maturing on May 10, 2013. The Company recorded a pre-tax gain on the sale of these businesses of $543,000 ($812,000 after-tax loss, net of a $1.4 million tax expense) in the second quarter of 2006, included as a component of discontinued operations in the statements of operations. The disposition was not considered material and did not include a significant amount of assets.

  •
  On March 1, 2006, we sold our TMP Worldwide Advertising & Communications businesses in Australia/New Zealand and Singapore in two separate transactions. The Company recognized a pre-tax gain on the sale of these businesses of $2.5 million ($5.4 million including the tax benefit recognized upon disposition) in the first quarter of 2006. The disposition was not considered material and did not include a significant amount of assets.

  •
  On June 1, 2005, we sold substantially all of our Directional Marketing division for net cash consideration of $49.6 million ($80.0 million purchase price less working capital and other adjustments and $2.5 million of cash placed in escrow for an 18 month period following the disposition date) and a $7.0 million, 3% promissory note due to the Company after seven years. The sale included the Company's Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a pre-tax loss on sale of these businesses of $10.7 million ($1.8 million net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657,000 upon final determination of working capital sold in connection with the disposition. In the fourth quarter of 2006, the Company received the cash previously placed in escrow of approximately $2.7 million and approximately $7.3 million related to the promissory note as an early repayment in full. The sale of the Directional Marketing business did not include the Company's Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our Advertising & Communications operating segment.

  •
  On May 2, 2005, we sold our TMP Direct business unit, an order fulfillment business, formerly part of our Directional Marketing segment. The business was purchased by Gecko Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2.5 million cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of Gecko Inc. personally guaranteed the May 2, 2006 payment obligation of Gecko Inc. We received $500,000 in the second quarter of 2006 in connection with this obligation. The sale was not considered material and did not include a significant amount of assets. We recognized a pre-tax and after tax loss on sale of this business of $551,000 in the second quarter of 2005.

The following amounts relate to the operations of our disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
(dollars in thousands)	2007	2006	2005

Revenue	$-	$74,793	$192,048

Income (loss) before income taxes	(1,230)	5,080	13,688
Income tax (benefit) expense	(469)	2,212	4,874

Gain (loss) from discontinued operations, net of tax	(761)	2,868	8,814

Pre-tax loss on sale of discontinued operations	-	(123,203)	(9,534)
Income tax benefit	-	(3,885)	(8,490)

Loss on sale of business, net of tax	-	(119,318)	(1,044)

Income (loss) from discontinued operations, net of tax	$(761)	$(116,450)	$7,770

Included in the loss from discontinued operations, net of tax calculation in 2005 is the impact of the stock option adjustments discussed in Note 8 to the consolidated financial statements. We recorded $636,000 of non-cash stock based compensation costs in the year ended December 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In addition, the income (loss) from discontinued operations, net of tax includes a loss of $323,000 and income of $906,000, related to dispositions that occurred in the year immediately preceding each of the years ended December 31, 2006 and 2005, respectively. The provision for income taxes reported in discontinued operations for the years ended December 31, 2006 and 2005 differs from the tax benefit computed at our Federal statutory income tax rate primarily as a result of non-deductible goodwill and other expenses, and change in valuation allowances on losses.

Stock Option Investigation

In 2007 and 2006, we recorded $19.1 million and $13.3 million, respectively, of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. Included in these fees are costs related to litigation, the informal investigation by the SEC, the investigation by the USAO and the preparation and review of our restated consolidated financial statements. In January 2008, we entered into a Memorandum of Understanding with Andrew J. McKelvey, our former Chairman and Chief Executive Officer, and a Special Litigation Committee of our Board of Directors providing among other things that Mr. McKelvey will, subject to Court approval, pay us $8.0 million to settle various claims relating to our stock option grant practices. In addition, in the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of "salaries and related" expenses to compensate optionees whose options expired during the period that our equity compensation programs were suspended.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2008 and into the future, they primarily relate to legal fees paid on behalf of former employees and former members of senior management, fees paid in defense of shareholder litigation and potential fines or settlements.

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

Revenue Recognition

Careers (North America and International).    Our Careers segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.    Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, "click-throughs" on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser's listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, ratably over the length of the subscription.

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

Stock-Based Compensation

As of January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123R"), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ from our current estimates.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board (the "FASB") SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If, in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would decrease earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Prior to 2007 the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Equity Method Investments

Losses in equity interest for the year ended December 31, 2007, resulting from our equity method investments in Finland and ChinaHR, are based on unaudited financial information. Although we do not anticipate material differences, audited results may differ.

Restructuring and Other Special Charges

We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue follows:

	Years Ended December 31,
STATEMENT OF OPERATIONS DATA:	2007	2006	2005

Revenue	100.0%	100.0%	100.0%

Salaries and related	39.2%	36.9%	40.5%
Office and general	20.5%	18.0%	18.6%
Marketing and promotion	23.2%	24.5%	23.8%
Restructuring and other special charges	1.2%	0.0%	0.0%

Total operating expenses	84.1%	79.4%	82.8%

Operating income	15.9%	20.6%	17.2%
Interest and other, net	1.9%	1.7%	0.6%

Income from continuing operations before income taxes and loss in equity interests, net	17.8%	22.2%	17.8%
Income taxes	6.3%	7.9%	6.3%
Loss in equity interests, net	-0.6%	-0.6%	-0.4%

Income from continuing operations	10.9%	13.8%	11.1%
Income (loss) from discontinued operations, net of tax	-0.1%	-10.4%	0.9%

Net income	10.8%	3.3%	12.0%

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

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Careers – North America

The operating results of our Careers – North America segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
		% of Revenue		% of Revenue
(dollars in thousands)	2007		2006		$	%

Revenue	$707,384	100.0%	$658,051	100.0%	$49,333	7.5%

Selling, general and administrative(a)	458,721	64.8%	410,964	62.5%	47,757	11.6%
Depreciation and amortization(b)	23,801	3.4%	19,885	3.0%	3,916	19.7%

Operating income	$224,862	31.8%	$227,202	34.5%	$(2,340)	(1.0)%

(a)
Includes $11,507 costs for restructuring and other special charges and security breach remediation in 2007.

(b)
Includes $4,395 and $2,453 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Careers – North America segment grew revenue 7.5% in 2007 representing 52.3% of our consolidated revenue, down from 58.9% of total revenue in 2006. Sluggish economic trends within the labor markets across the United States contributed to moderating revenue growth throughout 2007. We also experienced decreasing demand across our small-to-medium sized customer base whose pace of hiring slowed as a result of the overall macro-economic environment. Our global enterprise accounts continued to perform well in 2007, reflecting the global nature of our business and the breath of our product lines. We continue to benefit from a secular shift from print to online advertising, and we believe that we continue to maintain market share within the recruitment advertising industry.

The Careers – North America segment generated an operating margin of 31.8% in 2007 down from 34.5% reported in 2006. Total operating expense grew 12.0% compared to revenue growth of 7.5%. Total operating expenses included $11.5 million related to the security breach and restructuring plan. We have made substantial progress to slow our expense growth rate through our restructuring efforts in the third and fourth quarters. We reduced our workforce by approximately 12% during 2007, primarily related to non-sales force employees and we continue to monitor our revenue per employee. The operating expense growth rate has slowed even as we have continued to make investments in marketing, technology and product innovation.

We plan to continue to invest in our infrastructure and new product innovation in 2008 in order to improve the customer experience and drive incremental revenue growth. We are also continuing our work to slow the growth rate of our operating expenses while increasing our spending in market facing initiatives and innovation. We believe that our primary opportunity for future growth in North America is at the regional and local market level and we therefore continue to monitor our pricing structure in the local and regional markets in order to achieve a competitive advantage. While we remain committed to investing for long-term growth, we will closely monitor the operating expense base in line with our revenue expectations.

Careers – International

The operating results of our Careers – International segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase
		% of Revenue		% of Revenue
(dollars in thousands)	2007		2006		$	%
Revenue	$488,038	100.0%	$306,280	100.0%	$181,758	59.3%

Selling, general and administrative(a)	415,206	85.1%	273,243	89.2%	141,963	52.0%
Depreciation and amortization(b)	20,719	4.2%	15,614	5.1%	5,105	32.7%

Operating income	$52,113	10.7%	$17,423	5.7%	$34,690	199.1%

(a)
Includes $10,191 costs for restructuring and other special charges and security breach remediation in 2007.

(b)
Includes $2,549 and $1,048 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Careers – International segment demonstrated significant revenue growth of 59.3% in 2007, mainly driven by investments in key European and Asian countries, coupled with increased production from a growing sales force and a 10.1% favorable effect from foreign exchange rates. We continued to see strong revenue gains in our top European countries, particularly the United Kingdom, France, Germany and the Netherlands, which contributed approximately 66.3% of total Careers – International revenue. Outside these four countries, our smaller markets also posted solid revenue growth. In Asia, we saw strong year-over-year increases in all countries where we operate, and we believe that our strategy to capture market share while aggressively investing in the business will position Monster firmly in the region for significant future revenue growth.

Our considerable investments in marketing and sales in the major countries across Continental Europe and Asia are paying off, evidenced by the segment's organic revenue growth rate of 48.5%, excluding the effects of currency exchange rates and the results of businesses acquired within the last year. We continue to benefit from the secular shift from print to online media.

We aggressively increased our investments overseas through a refined mix of marketing, sales and product enhancements. Marketing expenses increased approximately 32% over the 2006 period as we invested to increase our brand awareness, drive job seeker traffic to our websites and expand our reach, both to the job seeker and to the employer. Those investments, combined with the addition of sales and support staff during the first half of 2007, have helped us achieve a significant portion of our overall revenue growth and gain market share in key European and Asian countries. We are committed to growing our business overseas, while still mindful of profitability and the cost structure. In 2007, the segment increased total operating expenses by 50.9%, including a 9.5% impact from foreign exchange rates, while expanding its operating margin to 10.7%. Although our headcount increased by approximately 400 associates in 2007, the overall expense growth rate slowed in the second half of the year due to our restructuring initiatives.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
		% of Revenue		% of Revenue
(dollars in thousands)	2007		2006		$	%
Revenue	$155,887	100.0%	$152,345	100.0%	$3,542	2.3%

Selling, general and administrative (a)	133,995	86.0%	100,149	65.7%	33,846	33.8%
Depreciation and amortization (b)	9,800	6.3%	7,134	4.7%	2,666	37.4%

Operating income	$12,092	7.8%	$45,062	29.6%	$(32,970)	(73.2)%

(a)
Includes $3,192 costs for restructuring and other special charges and security breach remediation in 2007.

(b)
Includes $1,310 and $509 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Internet Advertising & Fees segment posted revenue growth of 2.3% in 2007 when compared to 2006. This was a significantly slower growth rate than throughout 2006 and resulted from decelerating revenue trends throughout 2007. The second half of 2007 was particularly impacted by our decision to reduce the placement of certain interstitial advertisements on the Monster.com website and a reevaluation of our relationship with certain clients engaged in student loan advertising. Although the decision to reduce placements had the effect of reducing revenue in the second half of 2007, and will continue into the first half of 2008, we believe it was the appropriate action to take to improve the quality of the job seeker experience on the Monster.com site. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. We posted an operating margin of 7.8% for 2007, a sharp decline from the 29.6% operating margin reported in the same period in 2006 as our expense base grew at a faster rate than our revenue. The expenses increased in 2007 for almost all expense categories, especially compensation and related expenses. We invested in our business model by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs during the first half of the year. Marketing expenses increased 15.9% over the 2006 period as we invested in our websites and expanded their recognition among users. We believe that the fourth quarter 2007 results represent a reasonable base from which to expand the business, subject to market conditions.

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
		% of Revenue		% of Revenue
(dollars in thousands)	2007		2006		$	%
Salaries and related	$529,578	39.2%	$411,849	36.9%	$117,729	28.6%
Office and general	277,262	20.5%	201,457	18.0%	75,805	37.6%
Marketing and promotion	313,159	23.2%	273,506	24.5%	39,653	14.5%
Restructuring and other special charges	16,597	1.2%	-	0.0%	16,597	100.0%

Operating expenses	$1,136,596	84.1%	$886,812	79.4%	$249,784	28.2%

Operating income	$214,713	15.9%	$229,864	20.6%	$(15,151)	(6.6)%

Our consolidated operating expenses grew 28.2% in 2007 compared to 2006. In the second half of 2007, we incurred restructuring and other special charges of $16.6 million related to the strategic restructuring initiatives that we announced on July 30, 2007. We have increased our global headcount by approximately 6% over the 2006 period, primarily for sales and support in our Careers segments. As a result, we incurred higher salary, benefits and commission costs. Included in salaries and related is approximately $15.8 million of severance related to the departure of three former executive officers in the second quarter of 2007. Of that amount, approximately $12.8 million is non-cash and relates to the accelerated vesting of equity awards. Office and general expenses increased 37.6% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses is approximately $19.1 million of professional fees related to the ongoing stock option investigation and $9.0 million for the remediation of the August 2007 security breach of our resume database. We also increased marketing and promotion expenditures by $39.6 million as a result of increasing promotional activities particularly in the fourth quarter, in anticipation of the brand re-launch in January 2008.

Income Taxes

Income taxes for the years ended December 31, 2007 and 2006 are as follows:

	December 31,		(Decrease)
(dollars in thousands)	2007	2006	$	%
Income from continuing operations before income taxes and loss in equity interests	$240,057	$248,344	$(8,287)	(3.3)%
Income taxes	$84,599	$87,661	$(3,062)	(3.5)%
Effective tax rate	35.24%	35.30%

The largest factors affecting our effective tax rate continues to be the geographical mix of income among an array of tax jurisdictions with varying tax rates. The majority of income is taxed in the US market, which has an average tax rate of approximately 40%, including the effect of state income taxes, while the tax rates in the foreign jurisdictions vary from 18% to 35%. Other items affecting the effective tax rate were tax-exempt interest income, accrual of interest on accrued tax liabilities and other non-deductible expense items.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service (the "IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2006, we absorbed the remainder of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $54.8 million of U.S. Federal and state income tax during 2007 and expect to pay the remainder of our 2007 U.S. Federal and state income tax liability of $10.0 million in March 2008. We paid approximately $14.8 million in foreign income taxes in 2007. In 2008, we expect to continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability.

Earnings Per Share

Diluted earnings per share from continuing operations was $1.13 for the year ended December 31, 2007, lower by $0.04 or 3% when compared to $1.17 for the year ended December 31, 2006, primarily as a result of higher pre-tax expenses including $16.6 million in restructuring and other special charges, $15.8 million of one-time compensation expenses related to former executive offices and $9.0 million of expenses related to the third quarter security breach. Our diluted loss per share from discontinued operations decreased to a loss of $0.01 in 2007, compared to a loss of $0.89 in 2006, which was primarily related to the 2006 disposition of our Advertising & Communications business in North America. Our average diluted shares outstanding decreased 0.4% from the prior year period, mainly as a result of our stock buyback transactions and lower dilutive effects from potential common stock equivalents.

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Careers – North America

The operating results of our Careers – North America segment for the years ended December 31, 2006 and 2005 are as follows:

					Increase
		% of Revenue		% of Revenue
(dollars in thousands)	2006		2005		$	%
Revenue	$658,051	100.0%	$521,600	100.0%	$136,451	26.2%

Selling, general and administrative	410,964	62.5%	333,924	64.0%	77,040	23.1%
Depreciation and amortization (a)	19,885	3.0%	16,787	3.2%	3,098	18.5%

Operating income	$227,202	34.5%	$170,889	32.8%	$56,313	33.0%

(a)
Includes approximately $2,453 of amortization of stock based compensation in the 2006 period.

Careers – North America grew revenue 26.2% in 2006, representing 58.9% of our consolidated revenue. The increase in revenue was mainly a result of our investments in sales force in the latter half of 2005 and early 2006, as we targeted more small-to-medium sized businesses and focused on expanding our presence in local markets. We increased our sales headcount at a faster rate than revenue growth in 2006. We also expanded our sales distribution points in 2006, by entering into alliances with media and publishing companies that expand our reach and focus on local content. Our eCommerce channel, which allows clients to self service their own online recruitment needs, grew revenue approximately 25.0% for the year. However, the product experienced slower rates of growth in the latter half of 2006. Even as the United States economy demonstrated signs of slowing growth, our revenue growth trends continued to outpace the overall market and we believe that Monster continued to gain market share in the North America market.

Careers – North America continued to invest in its infrastructure and sales force in 2006, as total operating expenses grew 22.9% over the 2005 period. Our marketing expense was 22.1% of our revenue, compared to 24.3% in the 2005 period. Marketing declined as a percentage of revenue primarily due to the timing of television advertising launched in the fourth quarter of 2006. Our highly targeted marketing efforts and ongoing product enhancements during 2006, such as the redesign of our Monster.com website, resulted in broadening user engagement levels and improved monetization. As a result, our job postings and resume views by employers grew faster than seeker metrics, and the number of My Monster accounts grew approximately 10.0% compared to 2005. We added over 300 employees in 2006, primarily related to our sales force. Despite these continued investments in our core business, we delivered an operating margin of 34.5% for the year ended December 31, 2006, compared to 32.8% in the 2005 period.

Careers – International

The operating results of our Careers – International segment for the years ended December 31, 2006 and 2005 are as follows:

					Increase
		% of Revenue		% of Revenue
(dollars in thousands)	2006		2005		$	%
Revenue	$306,280	100.0%	$187,118	100.0%	$119,162	63.7%

Selling, general and administrative	273,243	89.2%	183,678	98.2%	89,565	48.8%
Depreciation and amortization (a)	15,614	5.1%	10,717	5.7%	4,897	45.7%

Operating income (loss)	$17,423	5.7%	$(7,277)	-3.9%	$24,700	339.4%

(a)
Includes approximately $1,048 of amortization of stock based compensation in the 2006 period.

Careers – International demonstrated significant revenue growth of 63.7% in 2006, mainly driven by investments in key European and Asian countries, coupled with increased production from a growing sales force. Revenue increased in each country where we operate and our Careers – International revenue comprised 27.4% of consolidated revenue, compared to 22.9% in 2005. Our strategic positioning in key European countries, such as the United Kingdom, France, Germany and the Netherlands, positioned us to take advantage of the continued migration of help wanted advertising online. Our operations in Asia continued to grow at a healthy pace and continued to make substantive contributions to our Careers – International revenue. In 2006, we continued to expand our services into new international markets, through low-cost strategic initiatives that placed us in the Middle East Gulf region, Mexico, Turkey and Russia.

During 2006, we aggressively increased our investments overseas through a refined mix of marketing, sales and product enhancements. Our marketing expense more than doubled compared to 2005 as we allocated additional spending across various countries in Europe and Asia. The investments in marketing drove brand awareness, increased levels of job seeker and employer traffic to our websites, and resulted in higher user engagement levels. In 2006, we continued to add headcount, primarily in sales-related functions. Careers – International generated an operating margin of 5.7% in 2006 despite increasing operating expenses by 48.6%.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2006 and 2005 are as follows:

					Increase
		% of Revenue		% of Revenue
(dollars in thousands)	2006		2005		$	%
Revenue	$152,345	100.0%	$109,553	100.0%	$42,792	39.1%

Selling, general and administrative	100,149	65.7%	70,625	64.5%	29,524	41.8%
Depreciation and amortization (a)	7,134	4.7%	4,703	4.3%	2,431	51.7%

Operating income	$45,062	29.6%	$34,225	31.2%	$10,837	31.7%

(a)
Includes approximately $509 of amortization of stock based compensation in the 2006 period.

Our Internet Advertising & Fees segment posted revenue growth of 39.1% in its first year of fully dedicated management, concentrated focus and execution. The main drivers of revenue growth were lead generation and display advertising, which constituted approximately 75.0% of our revenue stream, and provided us with a diversified revenue source, not directly dependent on employment.

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

Consolidated Operating Expenses and Operating Income

Consolidated operating expenses and operating income for the years ended December 31, 2006 and 2005 are as follows:

					Increase
		% of Revenue		% of Revenue
(dollars in thousands)	2006		2005		$	%
Salaries and related	$411,849	36.9%	$331,051	40.5%	$80,798	24.4%
Office and general	201,457	18.0%	151,867	18.6%	49,590	32.7%
Marketing and promotion	273,506	24.5%	194,721	23.8%	78,785	40.5%

Operating expenses	$886,812	79.4%	$677,639	82.8%	$209,173	30.9%

Operating income	$229,864	20.6%	$140,632	17.2%	$89,232	63.5%

Operating expenses grew 30.9% in 2006 compared to the prior year period, mainly as a result of investments in marketing, sales and product enhancements. We increased operating expenses across all of our operating segments, primarily as a result of increased headcount and promotion of our Monster brand. We increased global headcount by 37.2% over the 2005 period, primarily for sales and support staff in our Careers – North America and Careers – International segments. As a result, we incurred higher salary, commission and benefits costs. Included in the 2005 period is $11.9 million of non-cash stock based compensation costs associated with the stock option findings of the Special Committee. These costs were recorded as a component of "corporate operating expenses" and no such amounts were recorded in the 2006 period, as we accelerated all unvested outstanding stock options as of December 31, 2005 to mitigate compensation expense we would have had to record upon the effectiveness of SFAS 123R. In addition, we recorded $18.3 million of costs related to our ongoing stock option investigation in the 2006 period. These costs primarily relate to professional fees and $5.0 million relates to compensate former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In 2006, we recorded $10.8 million of compensation expense related to our equity compensation plans, primarily our 2006 RSU Plan and for executive stock bonus arrangements. Marketing increased $78.8 million over the prior year period as a result of allocating greater resources to expanding our brand recognition and strengthening our reach in our Careers – International segment. We also stepped up our marketing efforts in North America to drive further penetration into local markets.

Income Taxes

Income taxes for the years ended December 31, 2006 and 2005 are as follows:

	December 31,		Increase
(dollars in thousands)	2006	2005	$	%
Income from continuing operations before income taxes and loss in equity interests	$248,344	$145,462	$102,882	70.7
Income taxes	$87,661	$51,641	$36,020	69.8
Effective tax rate	35.30%	35.50%

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates and valuation allowances. Included in income tax expense in the 2005 period is $3.3 million of income tax benefits relating to the stock option findings of the Special Committee. Our filed tax returns are subject to the examination by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2006, we absorbed the remainder of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $15.0 million of U.S. Federal income tax during 2006 and paid the remainder of our 2006 income tax liability in March 2007, which was approximately $29.0 million.

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

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash and cash equivalents	$129,744	$58,680	$196,597
Marketable securities	448,703	537,893	123,747

Cash and cash equivalents and marketable securities	$578,447	$596,573	$320,344

Percentage of total assets	27.8%	30.3%	19.1%

Cash provided by operating activities of continuing operations	$276,763	$248,994	$208,262
Cash provided by (used in) investing activities of continuing operations	$12,586	$(450,134)	$(269,097)
Cash (used in) provided by financing activities of continuing operations	$(217,268)	$43,327	$67,911
Cash (used in) provided by discontinued operations	$(7,584)	$16,277	$(4,255)
Effect of exchange rates on cash	$6,567	$3,619	$(4,335)

Our principal capital requirements have been to fund (i) working capital, (ii) marketing our Monster brand, (iii) acquisitions and (iv) capital expenditures. The commitments as of December 31, 2007 related to our continuing operations are as follows:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$256,494	$39,658	$68,024	$48,020	$100,792
Purchase commitments – advertising contracts	26,912	24,912	2,000	-	-
Payables related to disposed businesses (a)	9,407	940	1,590	4,077	2,800
Other notes payable	415	184	231	-	-

Total	$293,228	$65,694	$71,845	$52,097	$103,592

(a)
Primarily related to operating lease obligations and contractual closing costs.

In addition to the cash commitments above, we also have the following commitments:

  •
  In accordance with a shareholders agreement, the Company and the majority shareholders of ChinaHR have certain rights and obligations, including the potential right or obligation, as the case may be, of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance with applicable local regulatory requirements and other conditions) pursuant to put and call options which may be exercised by the majority shareholders or the Company at any time during the 18-month period following February 1, 2008. We are currently in negotiations to purchase the remaining 55.6% of ChinaHR. We intend to pay 100% cash for the remaining interest in ChinaHR, which we currently estimate to be in the range of $200 million to $225 million and expect to complete the transaction in the second quarter of 2008. On January 30, 2008, we entered into a loan agreement with ChinaHR, whereby we agreed to advance ChinaHR up to an aggregate of $5.0 million immediately and up to an additional $2.0 million upon the receipt of consolidated financial statements as of an for the year ended December 31, 2007 for ChinaHR. These loan agreements are in addition to the $20.0 million in advances made in 2006 and 2007.

  •
  We have $111.1 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities.

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

In 2007 and 2006, we recorded $19.1 million and $13.3 million, respectively, of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. Included in these fees are costs related to litigation, the informal investigation by the SEC, the investigation by the USAO and the preparation and review of our restated consolidated financial statements. In addition, in the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of salaries and related expense to compensate optionees whose options expired during the period our equity compensation programs were suspended.

We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2008 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

We paid approximately $54.8 million of U.S. Federal and state income tax during 2007 and expect to pay the remainder of our 2007 income tax liability of approximately $10.0 million in March 2008. In 2008, we expect to pay domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have absorbed all of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.

In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment advertising industry. The restructuring plan is designed to reduce the Company's current workforce by approximately 800 associates, or 15% of our full-time staff, through 2008. Through December 31, 2007, we have notified or terminated approximately 360 associates and approximately 100 associates have voluntarily left the Company. During 2007, we expensed $16.6 million related to the restructuring actions and paid approximately $8.1 million. We expect to record a cumulative pre-tax charge of approximately $55 million to $70 million, from 2007 into 2008 related to the restructuring actions. Of the aggregate pre-tax charge, we expect to incur approximately $41 million to $51 million in cash expenditures. Approximately $14 million to $19 million of the pre-tax charge will be non-cash, primarily related to fixed asset write-offs and accelerated depreciation. We anticipate that these initiatives will reduce the growth rate of operating expenses and fund investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion.

As of December 31, 2007, we had cash and cash equivalents and marketable securities of $578.4 million, compared to $596.6 million as of December 31, 2006. Our decrease in cash and marketable securities of $18.1 million in the twelve months ended December 31, 2007, primarily relates to our repurchase of Common Stock, capital expenditures and repayment of acquisition debt, offsetting cash generated by our operating activities.

Cash provided by operating activities was $269.2 million for the year ended December 31, 2007 and resulted from $147.2 million of income from continuing operations and $92.4 million of net non-cash adjustments. Deferred revenue continued to increase in 2007, resulting in an $80.2 million increase to cash from operations and demonstrating the success of our global reach.

We generated $12.6 million of cash from investing activities for the year ended December 31, 2007. Our net sales of marketable securities of $89.2 million were offset by our capital expenditures of $64.1 million for investing in expanding our infrastructure and systems in Europe and Asia, funding of $10.0 million for ChinaHR under a credit facility and $2.5 million on acquisitions.

We used cash for financing activities in 2007 of $217.3 million, including $251.7 million to repurchase 7,345,112 shares of Common Stock in open market transactions, $10.8 million for other share repurchases and $23.4 million for payment of acquisition related debt. These were partially offset by $54.9 million of cash received from employee stock option exercises and $13.8 million for tax benefits on stock options exercised.

In March 2006, we entered into a loan agreement with ChinaHR, whereby we have agreed to advance ChinaHR up to an aggregate of $20.0 million. Interest on the loans is assessed at the average one-month U.S. LIBOR rate plus 1% and are payable quarterly in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. We advanced ChinaHR $10.0 million during 2007 and from the inception of the loan agreement through December 31, 2007, we have advanced ChinaHR $20.0 million.

On November 10, 2005, the Board approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our Common Stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its Common Stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase program. As of December 31, 2007, we have purchased 8,339,696 shares under these authorizations for $296.8 million. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009.

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a senior unsecured revolving credit facility that provides for maximum borrowings of $250 million. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans will bear interest, at the Company's option, at either (1) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (2) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company's ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of December 31, 2007, the Company was in full compliance with its covenants. At December 31, 2007, the utilized portion of our financing agreement was $1.6 million for standby letters of credit and $248.4 million was unused.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness. As of December 31, 2007, the fair value of these forward foreign exchange contracts was $25.9 million, which did not result in any accumulated unrealized gain or loss. We do not trade derivative financial instruments for speculative purposes.

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

We have risks related to our short-term investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of marketable debt instruments of high quality issuers, including money market funds, commercial paper, auction rate bonds and bank time deposits. We limit the amount of credit exposure to any one issuer. Our marketable securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. As of December 31, 2007, net unrealized losses on these investments were not material.

We have a presence in approximately 40 countries around the world. For the year ended December 31, 2007, approximately 38% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the year ended December 31, 2007, our cumulative translation adjustment account increased $30.6 million, primarily attributable to the weakening of the U.S. dollar against the Euro, the Swedish Krona and the British Pound.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements and exhibits of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Monster Worldwide, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 11, 2008

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$129,744	$58,680
Available-for-sale securities	448,703	537,893
Accounts receivable, net of allowance for doubtful accounts of $15,613 and $11,924 in 2007 and 2006, respectively	499,854	444,747
Prepaid and other	106,664	82,488

Total current assets	1,184,965	1,123,808

Goodwill	615,334	589,041
Property and equipment, net	126,962	102,402
Intangibles, net	46,516	51,695
Investment in unconsolidated affiliates	50,871	59,625
Other assets	53,162	43,232

Total assets	$2,077,810	$1,969,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,334	$56,098
Accrued expenses and other current liabilities	233,427	218,319
Deferred revenue	524,331	444,145
Income taxes payable	13,384	84,433
Current portion of long-term debt	184	23,249

Total current liabilities	828,660	826,244

Long-term income taxes payable	111,108	-
Deferred income taxes	19,154	32,594
Other long-term liabilities	2,156	865
Long-term debt, less current portion	231	415

Total liabilities	961,309	860,118

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	-	-
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,280 and 125,724 shares, respectively; outstanding: 119,013 and 123,802 shares, respectively	128	126
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,468,808	1,636,023
Accumulated other comprehensive income	118,387	87,632
Accumulated deficit	(470,827)	(614,101)

Total stockholders' equity	1,116,501	1,109,685

Total liabilities and stockholders' equity	$2,077,810	$1,969,803

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$1,351,309	$1,116,676	$818,271

Salaries and related	529,578	411,849	331,051
Office and general	277,262	201,457	151,867
Marketing and promotion	313,159	273,506	194,721
Restructuring and other special charges	16,597	-	-

Total operating expenses	1,136,596	886,812	677,639

Operating income	214,713	229,864	140,632

Interest income (expense), net	25,468	16,524	3,270
Other income (expense), net	(124)	1,956	1,560

Interest and other, net	25,344	18,480	4,830

Income from continuing operations before income taxes and loss in equity interests	240,057	248,344	145,462
Income taxes	84,599	87,661	51,641
Loss in equity interests, net	(8,298)	(7,096)	(3,397)

Income from continuing operations	147,160	153,587	90,424

Income (loss) from discontinued operations, net of tax	(761)	(116,450)	7,770

Net income	$146,399	$37,137	$98,194

Basic earnings (loss) per share:*
Income from continuing operations	$1.14	$1.20	$0.74
Income (loss) from discontinued operations, net of tax	(0.01)	(0.91)	0.06

Net income	$1.14	$0.29	$0.80

Diluted earnings (loss) per share:*
Income from continuing operations	$1.13	$1.17	$0.72
Income (loss) from discontinued operations, net of tax	(0.01)	(0.89)	0.06

Net income	$1.12	$0.28	$0.79

* - Earnings per share may not add in certain periods due to rounding
Weighted average shares outstanding:
Basic	128,785	128,077	122,055
Diluted	130,755	131,247	125,038

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock	Shares of Class B Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, January 1, 2005	116,697	4,762	$1,431,020	$(749,432)	$98,027	$779,615

Net income	-	-	-	98,194	-	98,194
Net unrealized gain on forward foreign exchange contracts and other	-	-	-	-	269	269
Change in cumulative foreign currency translation adjustment	-	-	-	-	(62,781)	(62,781)

Comprehensive income						$35,682

Issuance of common stock for stock option exercises, 401(k) match and other	4,996	-	99,323	-	-	99,323
Tax benefit of stock-based compensation	-	-	12,556	-	-	12,556
Repurchase of common stock	-	-	(9,304)	-	-	(9,304)
Stock based compensation - stock options	-	-	12,733	-	-	12,733
Stock based compensation - restricted stock	137	-	2,735	-	-	2,735

Balance, December 31, 2005	121,830	4,762	1,549,063	(651,238)	35,515	933,340

Net income	-	-	-	37,137	-	37,137
Net unrealized gain on forward foreign exchange contracts and other	-	-	-	-	82	82
Change in cumulative foreign currency translation adjustment	-	-	-	-	52,035	52,035

Comprehensive income						$89,254

Issuance of common stock in connection with business combinations	20	-	1,164	-	-	1,164
Issuance of common stock for stock option exercises, 401(k) match and other	3,776	-	94,628	-	-	94,628
Tax benefit of stock-based compensation	-	-	17,972	-	-	17,972
Repurchase of common stock	(7)	-	(37,492)	-	-	(37,492)
Stock based compensation - restricted stock	105	-	10,819	-	-	10,819

Balance, December 31, 2006	125,724	4,762	1,636,154	(614,101)	87,632	1,109,685

Net income	-	-	-	146,399	-	146,399
Net unrealized gain on investments	-	-	-	-	149	149
Change in cumulative foreign currency translation adjustment	-	-	-	-	30,606	30,606

Comprehensive income						$177,154

Cumulative effect of adoption of FIN 48	-	-	-	(3,125)		(3,125)
Repurchase of common stock	(251)	-	(262,495)	-	-	(262,495)
Issuance of common stock for stock option exercises	2,136	-	54,890	-	-	54,890
Tax benefit of stock-based compensation	-	-	11,744	-	-	11,744
Stock based compensation - restricted stock	661	-	27,739	-	-	27,739
Stock based compensation - stock options	-	-	442	-	-	442
Stock bonus award	10		467			467

Balance, December 31, 2007	128,280	4,762	$1,468,941	$(470,827)	$118,387	$1,116,501

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
Cash flows provided by operating activities:	2007	2006	2005

Net income	$146,399	$37,137	$98,194

Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	761	116,450	(7,770)
Depreciation and amortization	46,977	39,780	33,423
Provision for doubtful accounts	12,906	9,055	8,447
Non-cash compensation	28,181	10,819	14,620
Loss in equity interests and other	7,727	7,096	3,653
Deferred income taxes	(3,377)	10,781	24,826
Common stock issued for matching contribution to 401(k) plan	-	1,854	3,813
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	(67,778)	(171,312)	(81,892)
Prepaid and other	(27,059)	(21,817)	(17,796)
Deferred revenue	80,186	116,556	92,198
Accounts payable, accrued liabilities and other	51,840	92,595	36,546
Net cash (used for) provided by operating activities of discontinued operations	(7,584)	19,201	752

Total adjustments	122,780	231,058	110,820

Net cash provided by operating activities	269,179	268,195	209,014

Cash flows provided by (used for) investing activities:
Capital expenditures	(64,055)	(55,606)	(35,691)
Purchase of marketable securities	(1,424,861)	(1,722,425)	(118,461)
Sales and maturities of marketable securities	1,514,051	1,308,279	-
Payments for acquisitions and intangible assets, net of cash acquired	(2,549)	(19,601)	(119,615)
Cash funded to equity investee	(10,000)	(10,000)	-
Net proceeds from sale of businesses	-	69,155	50,091
Investment in unconsolidated affiliate	-	(19,936)	(50,137)
Sale of long-term investment and other	-	-	4,716
Net cash used for investing activities of discontinued operations	-	(2,924)	(5,007)

Net cash provided by (used for) investing activities	12,586	(453,058)	(274,104)

Cash flows (used in) provided by financing activities:
Repurchase of common stock	(262,495)	(14,734)	(9,304)
Payments on acquisition debt	(23,362)	(29,245)	(28,553)
Cash received from the exercise of employee stock options	54,890	92,263	95,026
Excess tax benefits from stock-based compensation	13,799	17,972	12,556
Payments on capitalized leases	(100)	(171)	(1,814)
Structured stock repurchase	-	(22,758)	-

Net cash (used in) provided by financing activities	(217,268)	43,327	67,911

Effects of exchange rates changes on cash	6,567	3,619	(4,335)
Net increase (decrease) in cash and cash equivalents	71,064	(137,917)	(1,514)
Cash and cash equivalents, beginning of year	58,680	196,597	198,111

Cash and cash equivalents, end of year	$129,744	$58,680	$196,597

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except shares and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company") has continuing operations that consist of three reportable segments: Careers – North America, Careers – International and Internet Advertising & Fees. Revenue in the Company's Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. Revenue in the Company's Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, click-throughs on text based links, leads provided to advertisers and subscriptions to premium services. The Company's Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, net realizable values on long-lived assets and deferred tax assets and liabilities, certain accrued expense accounts, deferred revenue, goodwill and revenue recognition. Actual results could differ from those estimates.

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

For the period January 1, 2005 through December 31, 2007, the Company completed four business combinations. Note 3 to the consolidated financial statements contains a full discussion of the Company's business combinations completed from January 1, 2005 through December 31, 2007.

The Company accounts for business dispositions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company's continuing operations have been restated to reflect such dispositions in each period presented. See Note 8 to the financial statements for further discussion of the Company's disposition transactions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collection is probable. The Company recognizes revenue as follows for each of its reportable segments:

Careers (North America and International).    The Company's Careers segments predominately earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.    The Company's Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, "click-throughs" on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An "impression" is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser's listing. Revenue from our lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription. Unearned revenues are reported on the balance sheet as deferred revenue.

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

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short-term commercial paper rated P1 by Moody's or A1 by Standard & Poors or better. As of December 31, 2007 the Company held available-for-sale investments with a fair value of $448,703. These investments are subject to fluctuations based on changes in interest rates and market prices.

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

The Company's marketable securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net in the statements of operations. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2007 primarily consisted of auction rate bonds, commercial paper and bank time deposits with original maturities greater than ninety days.

Accounts Receivable

The Company's accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2007 is adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

Year ended December 31,	Beginning Balance	Charged to Costs and Expenses	Write-offs and Other	Ending Balance

2007	$11,924	$12,906	$(9,217)	$15,613
2006	$11,049	$9,055	$(8,180)	$11,924
2005	$9,861	$8,447	$(7,259)	$11,049

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred related to the Company's own personnel who are directly associated with software development are capitalized as appropriate.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting units. Changes in the Company's strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. Based on impairment tests performed, no impairment of goodwill has been identified for the years ended December 31, 2007, 2006 and 2005.

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

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company's evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2007, there were no impairment indicators present.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in other income, net.

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income are foreign currency translation adjustments, which relate to investments that are permanent in nature, unrealized gains and losses on forward foreign exchange contracts used to manage foreign currency risk and unrealized gains and unrealized losses related to the Company's available-for-sale securities, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. On January 1, 2007, the Company adopted the provisions of FIN 48 which have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Upon adoption, the Company increased its existing liabilities for uncertain tax positions by $3,125 and this cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of our accumulated deficit as of January 1, 2007. The Company also reclassified a portion of previously accrued income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

Prior to 2007, the Company determined its income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-vested stock awards using the fair market value of the Company's common stock on the date the award is approved. The Company awards stock options and non-vested stock to employees, directors and executive officers.

Restructuring and Other Special Charges

The Company has recorded significant charges and accruals in connection with its 2007 restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from its actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Earnings Per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and restricted stock bonus awards and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 1,153,000, 1,280,000 and 5,139,000 for the years ended December 31, 2007, 2006, and 2005, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
(thousands of shares)
	2007	2006	2005
Basic weighted average shares outstanding	128,785	128,077	122,055
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	1,970	3,170	2,983

Diluted weighted average shares outstanding	130,755	131,247	125,038

Professional Fees and Expenses Related to the Stock Option Investigation

Certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board of Directors approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction is made by increasing the exercise price to the same value used in connection with the financial statement restatement. For individuals who agree to the modification, the Company will compensate them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. In January 2008, the Company paid approximately $300 to these individuals.

In 2007 and 2006, the Company recorded approximately $19,100 and $13,300, respectively, of professional fees as a direct result of the investigation into its stock option grant practices and related accounting. These costs were recorded as a component of "office and general" expenses and primarily relate to professional services for legal, accounting and tax guidance. Included in these fees are costs related to litigation, the informal investigation by the United States Securities and Exchange Commission ("SEC"), the investigation by the United States Attorney for the Southern District of New York ("USAO") and the preparation and review of our restated consolidated financial statements. Additionally, in the fourth quarter of 2006, the Company recorded approximately $5,000, as a component of "salaries and related" expenses to compensate optionees whose options expired during the period that the Company's equity compensation programs were suspended. In exchange for payment, the Company received a release of any liability.

The Company expects to continue to incur significant professional fees related to the ongoing stock option investigation. While the Company cannot quantify or estimate the amount or timing of these costs throughout 2008 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 17 for further discussion.

Effect of Recently Issued Accounting Standards

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

2. STOCK-BASED COMPENSATION

Adoption of SFAS 123R

The Company adopted SFAS 123R, using the modified prospective transition method beginning January 1, 2006. Using that transition method, results for prior periods have not been restated and stock based compensation costs during the years ended December 31, 2007 and 2006 include: (a) compensation cost for all share based payments granted, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value in accordance with the provisions of SFAS 123R. There was no material impact on basic or diluted earnings per share due to the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock based compensation costs for such options. The Company does not capitalize compensation costs. The Company grants stock options, non-vested stock and restricted stock units to employees, directors and executive officers.

The following were the weighted average assumptions used to determine the fair value of stock-based compensation for 2007 and the pro forma effects of stock-based compensation in 2005 on net income and net income per share and have been estimated at the date of grant using the Black-Scholes option-pricing model (no stock options were granted in 2006, therefore no weighted average assumptions are included in this table):

	Years Ended December 31,
	2007	2005

Risk-free interest rate	5.0%	4.1%
Volatility	50.7%	42.7%
Expected life (years)	3.3	4.3

As of December 31, 2007 the Company has the following stock-based employee compensation plans under the Company's 1999 Long Term Incentive Plan:

Employee Stock Options.    In 2007, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved the grant of 82,897 stock options to certain employees in France. Under the terms of the awards, 66,147 stock options that vest 25% over four years with the first 25% vesting commencing on the first anniversary date of the award and 16,750 stock options that vest 25% immediately and the remaining 75% will vest 25% on the next three anniversary dates of the award. The fair value of stock options granted during of 2007 was estimated on the grant date using the Black-Scholes option-pricing model.

The Company recognized $442 and $148 of pre-tax compensation expense in the consolidated statement of operations related to employee stock options for years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the unrecognized compensation expense for stock options was $1,258 and is expected to be recognized over a period of 3.4 years. The fair value was estimated on the grant date using the Black-Scholes option-pricing model. As of January 1, 2006, substantially all of the Company's previously granted employee stock options were vested.

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

Included in pro-forma compensation expense for the year ended December 31, 2005 is approximately $19,175, net of tax, resulting from accelerated vesting that occurred during the year ended December 31, 2005. In addition, the pro-forma compensation expense for the year ended December 31, 2005 includes approximately $25,098, net of tax, related to the vesting of the December 28, 2004 grant.

Share-based Option Activity

The following table summarizes the activity of our employee stock options:

	December 31, 2007		December 31, 2006		December 31, 2005
(share amounts in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,573	$28.97	13,673	$27.94	18,999	$26.20
Granted	83	46.70	-	-	344	28.96
Exercised	(2,136)	25.70	(3,725)	24.77	(4,853)	19.58
Forfeited/expired/cancelled	(644)	38.89	(375)	31.80	(817)	30.85

Outstanding at year-end	6,876	$29.13	9,573	$28.97	13,673	$27.94

Options exercisable at year-end	5,696	$28.90	6,925	$29.01	9,373	$27.56

The aggregate intrinsic value is calculated as the difference between the market price of our common stock as of the end of the period and the exercise price of the underlying options. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised was $54,890, $93,613 and $67,657, respectively. In addition, the aggregate intrinsic value of options outstanding was $43,453, $169,209 and $176,235 for each of the three years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes information about our stock options outstanding as of December 31, 2007 (share amounts in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.00 to $20.00	949	$10.89	4.0	949	$10.89
20.01 to 26.00	2,459	23.76	4.7	2,015	23.56
26.01 to 32.00	532	29.06	6.0	308	29.00
32.01 to 50.00	2,528	36.90	5.6	2,016	37.24
50.01 to 97.34	408	55.96	2.6	408	55.96

Total	6,876	$29.13	4.9	5,696	$28.90

Restricted Stock.    The Company, from time to time, enters into separate non-vested share-based payment arrangements with certain key employees and directors. The Company grants Restricted Stock Units ("RSU") that are subject to various specified performance-based conditions, continued employment and vesting conditions. The Company also grants Restricted Stock Awards ("RSA") that are subject to continued employment and vesting conditions. The Company measures RSA and RSU using the fair market value of the Company's common stock on the date the award is approved by the Compensation Committee of the Board of Directors. Directors of the Company receive automatic RSA and such awards are measured using the fair market value of the Company's common stock on the date of the automatic grant.

The amount of performance-based RSU that are ultimately awarded is subject to reduction or elimination based on whether or not certain specified performance-based conditions are satisfied. If the minimum performance-based condition becomes satisfied, the number of RSU subject to the award will vest in 25% increments over four years with the first vesting commencing on the anniversary date of each grant, provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

The fair value of RSA and RSU awards is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. Compensation expense for the 2006 performance based RSU awards was calculated on a straight line basis. Performance based awards issued subsequent to 2006 are expensed on an accelerated method. Differences between the straight line and accelerated methods with respect to the 2006 RSU awards are not material.

The Company recognized pre-tax compensation expense of $27,739, $10,671 and $2,735 for years ended December 31, 2007, 2006 and 2005, respectively, as a component of salaries and related in the consolidated statements of operations, related to all restricted stock grants. Tax benefits recognized on these expenses were $9,981, $3,947 and $1,039 for years ended December 31, 2007, 2006 and 2005, respectively. Included in the 2007 results is approximately $9,000 and $3,800 related to the accelerated vesting of RSA and RSU awards, respectively, related to two former executive officers in accordance with their severance agreements.

2007 Restricted Stock.    During 2007, the Company made RSA and RSU grants that vest in various increments on the anniversaries of the individual grant dates through December 12, 2011, subject to the recipient's continued employment or service through each applicable vesting date. The Company granted 915,107 RSU to approximately 800 employees, subject to certain specified performance-based conditions, with an aggregate grant value of $43,164. The Company did not meet the 2007 RSU pre-determined performance-based conditions and as a result, 561,760 RSU grants with an aggregate value of $26,414 were forfeited and an additional 227,330 were forfeited prior to December 31, 2007.

2006 Restricted Stock.    In 2006, the Company granted 681,300 RSU to approximately 350 employees, subject to certain specified performance-based conditions. In February 2007, the performance-based conditions were certified by the Compensation Committee. Accordingly, individuals are entitled to their award provided that the recipient is continuously employed by the Company or any of its affiliates on each applicable vesting date.

As of December 31, 2007 there was approximately $9,470 and $47,552 of unrecognized compensation cost related to the RSU and RSA awards, respectively, that is expected to be recognized over a period of 4.0 years. During the years ended December 31, 2007, 2006 and 2005, the fair value of shares vested was $28,107, $4,801 and $3,582, respectively.

The following table summarizes the activity for non-vested stock:

	December 31, 2007		December 31, 2006
(share amounts in thousands)	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date

Non-vested at beginning of period	969,030	$44.53	241,309	$29.64
Granted - Restricted Stock Units	915,107	47.17	681,300	48.48
Granted - Restricted Stock Awards	1,505,823	38.26	362,500	44.16
Forfeited and Performance Adjusted	(1,048,279)	46.17	(211,300)	48.19
Vested	(670,985)	42.40	(104,779)	27.24

Non-vested at end of period	1,670,696	$39.67	969,030	$44.53

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires disclosure of the pro forma effects of stock option expense on net income and earnings per share. Prior to 2006, the Company's financial statements accounted for the issuance of employee stock options using Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. In instances where the Company did not award stock options with a grant price equal to or greater than the closing price of the Company's common stock, the Company recorded compensation costs and related income tax effects in its consolidated statements of operations.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options' vesting periods. The following table illustrates the effect of recognizing compensation expense under the fair value method of accounting on the Company's operating results and per share data for the year ended December 31, 2005:

Net income	$98,194
Add: Stock based employee compensation expense included in reported net income, net of tax	11,016
Less: Compensation expense determined under fair value based method for all awards, net of tax	(58,018)

Pro forma net income	$51,192

Earnings per share:	Basic	Diluted
Net income	$0.80	$0.79
Net income - pro forma	$0.42	$0.41

3. BUSINESS COMBINATIONS

The following table summarizes the Company's business combinations completed from January 1, 2005 through December 31, 2007. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

	Consideration*	Goodwill Recorded on Acquisition Date	Identified Intangibles	Form of Consideration

Emailjob.com SAS	$22,288	$20,650	$4,504	Cash and debt
JobKorea	$98,425	$92,058	$9,504	Cash and debt
PWP, LLC ("Education.org")	$20,901	$19,205	$2,936	Cash, common stock and debt
Arbeidskamerater AS (Norway)	$1,654	$1,777	$121	Cash
*
Net of cash acquired

In January 2007, the Company's Careers – International segment purchased Arbeidskamerater AS ("AAS"), a Norwegian online career sales company, founded in 2004 as a sales agent for Monster in Norway. The acquisition of AAS will enable Monster to expand within the growing Norwegian online career market. Consideration for the acquisition was $1,654, net of cash acquired, and the Company recorded $1,777 of goodwill. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In May 2006, the Company's Internet Advertising & Fees segment purchased PWP, LLC ("Education.org"), a leading publisher of education-related directory websites and owner of thousands of education-related domain names. The addition of Education.org was made to integrate alongside the Company's online media and education-related properties and generate additional high-quality lead generation volume to the Company's growing client base. Consideration for the acquisition was $20,000 cash and 20,000 shares of common stock valued at $1,164. Under the terms of the agreement, the Company paid $17,000 upon closing and $3,000 in 2007. On the acquisition date, the Company recorded $19,205 of goodwill, however purchase price adjustments reduced goodwill to $17,793, which is deductible for tax purposes.

In October 2005, the Company's Careers – International segment purchased JobKorea, an online recruitment website in South Korea. The acquisition provides the Company with a leading presence in one of Asia's largest and emerging online markets. Under the terms of the agreement, the Company paid $89,627, net of cash and short-term investments acquired at closing, and $3,941 in 2007. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

In February 2005, the Company's Careers – International segment purchased Emailjob.com SAS, a leading online recruiter in France. The acquisition was made to help establish Monster's leadership position in France and strengthen the Company's position in a key European market. The consideration for this acquisition was approximately $26,000 in cash, of which $24,400 was paid in 2005 and $1,600 was paid in the first quarter of 2006. The Company incurred charges to integrate and restructure Emailjob's operations and therefore recorded additional costs to goodwill since the acquisition date, as described in "Accrued Integration Costs" below. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

The Company is not including pro forma financial information as acquisitions completed during the years 2005 through 2007 were not considered to be significant subsidiaries, either individually or in the aggregate.

Accrued Integration Costs

The Company has formulated integration plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company's business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. Net amounts charged to goodwill in the year ended December 31, 2006 were $725, primarily related to the Company's acquisition of Emailjob in France. No such amounts were charged to goodwill for the year ended December 31, 2007. Reductions to integration liabilities established in connection with business combinations were recorded as reductions to goodwill. As of December 31, 2007 and 2006 accrued integration liabilities were $5,193 and $6,075, respectively and are recorded as a component of accrued expenses and other current liabilities.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill by operating segment are as follows:

	December 31, 2006	Additions and adjustments	Currency translation	December 31, 2007

Careers - North America	$346,505	$-	$-	$346,505
Careers - International	147,802	1,777	24,516	174,095
Internet Advertising & Fees	94,734	-	-	94,734

Goodwill	$589,041	$1,777	$24,516	$615,334

	December 31, 2005	Additions and adjustments	Currency translation	December 31, 2006

Careers - North America	$346,505	$-	$-	$346,505
Careers - International	100,606	725	46,471	147,802
Internet Advertising & Fees	74,606	20,128	-	94,734

Goodwill	$521,717	$20,853	$46,471	$589,041

The Company's intangible assets consisted of the following:

	December 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)

Trademarks/Internet domains	$16,189	$-	$16,178	$-	Indefinite lived
Customer relationships	54,388	(27,349)	52,984	(20,583)	5 to 30
Non-compete agreements	4,732	(1,660)	4,324	(1,437)	2 to 6
Other	4,666	(4,450)	4,313	(4,084)	4 to 10

Total	$79,975	$(33,459)	$77,799	$(26,104)

The Company recorded amortization expense of $6,911, $8,879 and $9,585 on its intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2007, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	2008	2009	2010	2011	2012

Estimated amortization expense	$6,800	$4,700	$4,600	$4,400	$4,200

5. PROPERTY AND EQUIPMENT, NET

	December 31,
	2007	2006

Capitalized software costs	$144,124	$119,140
Furniture and equipment	32,823	28,122
Leasehold improvements	27,278	21,561
Computer and communications equipment	138,262	110,149

	342,487	278,972
Less: accumulated depreciation	215,525	176,570

Property and equipment, net	$126,962	$102,402

At December 31, 2007 and 2006, property and equipment included equipment financed with capital leases with a cost of $19,476 and $18,852, respectively, and accumulated depreciation of $18,669 and $18,225, respectively. Depreciation expense was $40,066, $30,901 and $23,838 for the years ended December 31, 2007, 2006 and 2005, respectively.

6. INVESTMENTS

Marketable Securities

The Company's available-for-sale investments reported as marketable securities are as follows:

	December 31,
	2007	2006

Tax-exempt auction rate bonds	$357,228	$497,350
Municipal bonds	49,649	-
Bank time deposits	41,826	15,593
Commercial paper	-	18,300
Variable rate demand notes	-	6,650

Total	$448,703	$537,893

The estimated fair value of the Company's marketable securities approximated the gross amortized cost value. The Company does not have any unrealized losses that extend beyond twelve months. Management does not believe that any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2007.

Equity method investments

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

The Company accounts for its investment in ChinaHR using the equity method of accounting, recording its owned percentage of ChinaHR's net results of operations in losses in equity interests, net, in the Company's consolidated statement of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a loss in equity interest of $9,627, $7,096 and $3,397, which includes $1,066, $911 and $742 of amortization expense, respectively. The amortization expense was recorded based on estimated identified intangible assets of $7,666, with estimated useful lives ranging from 1.5 years to 10 years. The carrying value of the investment was $49,943 and $59,625 as of December 31, 2007 and 2006, respectively, and was recorded on the consolidated balance sheet as an investment in unconsolidated affiliates.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. During 2007 the Company advanced $10,000 to ChinaHR under the credit facility. At December 31, 2007, the total amount outstanding under the credit facility was $20,000 and was recorded in other assets on the consolidated balance sheet. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $5,000 immediately and up to an additional $2,000 upon the receipt of consolidated financial statements as of an for the year ended December 31, 2007 for ChinaHR.

In accordance with a shareholders agreement, the Company and the majority shareholders have certain rights and obligations, including the potential right or obligation, as the case may be, of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance with applicable local regulatory requirements and other conditions) pursuant to put and call options which may be exercised by the majority shareholders or the Company at any time during the 18-month period following February 1, 2008. The Company estimates that the current amount required to purchase the remaining interest in ChinaHR is between $200,000 and $225,000 and expects to complete the purchase in the second quarter of 2008.

The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company accounts for its investment in Finland using the equity method of accounting, thereby recording its owned percentage of the business's net results of operations as a component of loss in equity interests in the Company's consolidated statements of operations. The Company recorded income related to the Finland investment of $1,329 for 2007, which includes $456 of income recorded for 2006 and prior performance. The carrying value of the investment was $928 as of December 31, 2007 and was recorded on the consolidated balance sheet as an investment in unconsolidated affiliates.

Losses in equity interest, net for the year ended December 31, 2007 are based upon unaudited financial information.

7. RESTRUCTURING AND OTHER SPECIAL CHARGES

On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan is designed to reduce the Company's current workforce by approximately 800 associates, or 15% of its full-time staff, through 2008. Through December 31, 2007, we have notified or terminated 360 associates and approximately 100 associates have voluntarily left the Company. The restructuring plan resulted from a review by the Company's current executive management team, commencing in the second quarter, of the Company's organizational and cost structure. The Company anticipates that these initiatives will reduce our operating expense growth rates and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion.

Restructuring and other special charges and related liability balances were as follows:

	2007 Expense	Cash Payments	Non-Cash Utilization	December 31, 2007

Workforce reduction	$14,067	$7,841	$-	$6,226
Fixed asset write-offs	390	-	390	-
Accelerated depreciation	940	-	940	-
Consolidation of office facilities	555	96	-	459
Other costs and professional fees	645	140	-	505

Total	$16,597	$8,077	$1,330	$7,190

As a result of the restructuring initiatives, the Company expects to record a cumulative pre-tax charge within the range of $55,000 to $70,000 as follows:

Category	Range

Employee Severance	$26,000 to $33,000
Fixed Asset Write-Offs	$6,000 to $8,000
Accelerated Depreciation	$8,000 to $11,000
Consolidation of Office Facilities	$6,000 to $8,000
Other (Contract termination costs, relocation costs and professional fees)	$9,000 to $10,000

Of the aggregate pre-tax charge, the Company expects to incur approximately $41,000 to $51,000 in cash expenditures for severance, consolidation of office facilities and other costs and approximately $14,000 to $19,000 of non-cash expense related to fixed asset write-offs and accelerated depreciation.

8. DISCONTINUED OPERATIONS

During the years ended December 31, 2006 and 2005, the Company disposed of the following businesses that collectively comprised the entire Advertising & Communications operating segment and substantially the entire Directional Marketing operating segment. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. The results of operations of these businesses and the associated disposal costs are reflected as discontinued operations in the consolidated statements of operations for all periods presented:

  •
  On August 31, 2006, the Company sold its TMP Worldwide Advertising & Communications business in the United States and Canada. The Company received cash of $36,205 (net of working capital and other adjustments). The Company recorded a pre-tax loss on the sale of the business of $125,010 ($123,095 after-tax loss, net of a $1,915 tax benefit) in the third quarter of 2006. Included in the pre-tax loss is approximately $133,000 of remaining goodwill and other intangible assets associated with the Advertising & Communications operating segment. This disposition was considered material and included a significant amount of assets, primarily due to the amount of goodwill on the balance sheet as of August 31, 2006.

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

  •
  On June 1, 2005, the Company sold substantially all of its Directional Marketing division for net cash consideration of $49,586 ($80,000 purchase price less working capital and other adjustments and $2,500 of cash placed in escrow for an 18 month period following the disposition date) and a $7,000, 3% promissory note due to the Company after seven years. The sale included the Company's Yellow Pages business in North America and Japan along with its online relocation business. The Company recognized a pre-tax loss on sale of these businesses of $10,729 ($1,803 net of tax benefits) in the second quarter of 2005. In the third quarter of 2005, the Company returned cash consideration of $657 upon final determination of working capital sold in connection with the disposition. In the fourth quarter of 2006, the Company received the cash previously placed in escrow of approximately $2,653 and approximately $7,300 related to the promissory note as an early repayment in full. The sale of the Directional Marketing business did not include the Company's Directional Marketing operations in the United Kingdom. The Company's European Advertising & Communications management continued to operate that business, and accordingly, those results were reclassified to our former Advertising & Communications operating segment.

  •
  On May 2, 2005, the Company sold its TMP Direct business unit, an order fulfillment business, formerly part of the Company's Directional Marketing segment. The business was purchased by Gecko Inc., an entity owned 65% by George Eisele, a director of Monster Worldwide, for $2,500 cash paid at closing plus an amount equal to 50% of TMP Direct's working capital as of the closing date payable on May 2, 2006. George Eisele and another individual shareholder of Gecko Inc. personally guaranteed the payment obligation of Gecko Inc. The Company received $500 in the second quarter of 2006 in connection with this obligation. The sale was not considered material and did not include a significant amount of assets. The Company recognized a pre-tax and after tax loss on sale of this business of $551 in the second quarter of 2005.

The following amounts relate to the operations of the Company's disposed businesses and have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

	Year ended December 31,
	2007	2006	2005

Revenue	$-	$74,793	$192,048

Income (loss) before income taxes	(1,230)	5,080	13,688
Income tax expense (benefit)	(469)	2,212	4,874

Gain (loss) from discontinued operations, net of tax	(761)	2,868	8,814

Pre-tax loss on sale of discontinued operations	-	(123,203)	(9,534)
Income tax benefit	-	(3,885)	(8,490)

Loss on sale of business, net of tax	-	(119,318)	(1,044)

Income (loss) from discontinued operations, net of tax	$(761)	$(116,450)	$7,770

The Company recorded $636 of non-cash stock based compensation costs in the year ended December 31, 2005 as a component of discontinued operations, which directly relate to stock options that were awarded to individuals who were employed by the businesses discussed above that were disposed. In addition, the income (loss) from discontinued operations, net of tax includes a loss of $323 and income of $906, related to dispositions that occurred in the year immediately preceding each of the years ended December 31, 2006, and 2005, respectively. The provision for income taxes reported in discontinued operations differs for the years ended December 31, 2006 and 2005 from the tax benefit computed at the Company's Federal statutory income tax rate primarily as a result of non-deductible goodwill and other expenses, and change in valuation allowances on losses in all periods presented.

9. FINANCING AGREEMENT

In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250,000. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company's option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company's ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, entering into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of December 31, 2007, the Company was in full compliance with its covenants.

At December 31, 2007, the utilized portion of this credit facility was $1,633 for standby letters of credit and $248,367 was unused. At December 31, 2007, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 4.60%, 3.06% and 7.25%, respectively.

10. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

	Years Ended December 31,
	2007	2006	2005

Interest paid	$2,318	$2,318	$2,252
Income taxes paid, net	$69,599	$20,145	$1,810

Non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2007	2006	2005

Fair value of assets acquired	$3,767	$51,793	$173,913
Less: Liabilities assumed	(323)	(1,783)	(19,331)
Liabilities created in connection with business combinations	(895)	(29,245)	(34,967)
Common stock issued in connection with business combinations	-	(1,164)	-

Payments for acquisitions and intangible assets, net of cash acquired	$2,549	$19,601	$119,615

Capital lease obligations incurred	$-	$-	$180

The following are a component of accrued expenses and other current liabilities:

	December 31,
	2007	2006

Accrued salaries, benefits, commissions, bonuses and payroll taxes	$96,088	$86,750

11. DEBT

The Company's debt consists of the following:

	December 31,
	2007	2006

Notes payable bearing interest from 3% to 10%; varying installments through 2010	$415	$596
Notes payable to former owners of Tickle, Inc.; non-interest bearing; interest imputed at 3.5%; due through 2007	-	16,215
Notes payable to former owners of JobKorea; bearing interest at 4.0%; due 2007	-	3,891
Notes payable to former owners of Education.org; non-interest bearing; interest imputed at 7.0%; due 2007	-	2,878
Capitalized lease obligations bearing interest from 2% to 11%; due in 2007	-	84

Total debt	415	23,664
Less: Current portion	184	23,249

Long-term debt	$231	$415

	2008	2009	2010	2011	2012	Thereafter

Future principal payments on debt	$184	$185	$46	$-	$-	$-

12. STOCKHOLDERS' EQUITY

Common and Class B Common Stock

Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock. As of December 31, 2007 all Class B common stock is held by Andrew J. McKelvey, the Company's former Chief Executive Officer ("former CEO").

On January 22, 2008, the Company, the Special Litigation Committee of the Board of Directors of the Company and Mr. McKelvey entered into a Memorandum of Understanding ("Memorandum of Understanding"). The Memorandum of Understanding provides that, pursuant to the Settlement Agreement, Mr. McKelvey will agree, among other things, to convert (the "Conversion") all of the shares of Class B common stock of the Company held by him into shares of common stock of the Company (thereby terminating the supervoting rights of the shares of Class B Stock). Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the Conversion, he shall be entitled to vote only one-tenth of the shares of Class B Stock beneficially owned by him on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B Stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of Common Stock (other than Mr. McKelvey) on such matter.

Share Repurchase Plan

In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. For the year ended December 31, 2007, the Company repurchased 7,345,112 shares of its common stock for an aggregate purchase price of $251,669. Through December 31, 2007 under the authorized repurchase plan, the Company repurchased 8,339,696 shares of its common stock for an aggregate purchase price of $296,750. The Company also purchased 250,974 shares, for tax withholding purposes related to the exercise or vesting of shares related to employee stock-based compensation plans for $10,826 in 2007. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009.

Equity Plans

In January 1996, the Company's Board of Directors adopted the 1996 Employee Stock Option Plan and a stock option plan for non-employee directors (the "1996 Plans"). The employee stock option plan provided for the issuance of both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified stock options. Options granted for non-employee directors did not qualify as incentive stock options within the meaning of Section 422 of the Code.

In June 1999, the Company's stockholders approved the adoption of a long-term incentive plan (the "1999 Plan") pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 1999 Plan, no options are available for future grants under the 1996 Plans. Stock options granted under the 1999 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code. The total number of shares of the Company's common stock that may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2007, approximately 5,695,687 options were exercisable and 4,412,066 shares were available for future grants.

See Note 2 for activity related to our equity plans.

13. INCOME TAXES

The components of income from continuing operations before income taxes and loss in equity interests are as follows:

	Years Ended December 31,
	2007	2006	2005

Domestic	$154,222	$210,002	$139,303
Foreign	85,835	38,342	6,159

Income from continuing operations before income taxes and loss in equity interests	$240,057	$248,344	$145,462

Income taxes relating to the Company's continuing operations are as follows:

	Years Ended December 31,
	2007	2006	2005

Current income taxes:
U.S. Federal	$60,107	$58,725	$21,556
State and local	11,643	11,948	4,065
Foreign	16,226	6,207	1,194

Total current income taxes	87,976	76,880	26,815

Deferred income taxes:
U.S. Federal	(6,852)	9,041	26,673
State and local	(1,453)	1,723	5,008
Foreign	4,928	17	(6,855)

Total deferred income taxes	(3,377)	10,781	24,826

Income taxes	$84,599	$87,661	$51,641

The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$3,174	$3,844
Accrued expenses and other liabilities	17,667	1,295
Accrued business reorganization costs	6,224	4,985
Tax loss carry-forwards	50,410	85,012
Tax credits	4,781	1,545
Non-cash stock based compensation expense	14,669	17,592
Valuation allowance	(33,186)	(63,198)

Deferred tax assets	63,739	51,075

Deferred tax liabilities:
Property and equipment	(7,682)	(7,706)
Intangibles	(47,116)	(48,406)

Deferred tax liabilities	(54,798)	(56,112)

Net deferred tax assets (liabilities)	$8,941	$(5,037)

As of December 31, 2007 and 2006, net current deferred tax assets were $10,152 and $6,961, respectively, net non-current deferred tax assets were $17,943 and $20,596, respectively and net non-current deferred tax liabilities were $19,154 and $32,594, respectively.

At December 31, 2007, the Company has net operating loss carry-forwards for U.S. Federal tax purposes of approximately $11,395 which expire in 2020 and net operating loss carry-forwards in various countries around the world of approximately $188,739 of which approximately $143,090 have no expiration date and $45,649 of which expire in years 2008 through 2022. In addition, the Company has foreign tax credits of $4,781 that expire in stages beginning in 2016.

Realization of the Company's net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions. Accordingly, a valuation allowance has been established for these tax benefits. During the year ended December 31, 2007, a valuation allowance on a portion of these deferred tax assets was reversed due to taxable income generated in 2007, and reduced the income tax provision by $1,261.

Acquired tax losses, whose ultimate realization is uncertain, represent $3,542 of the valuation allowance. In the event these losses are ultimately realized, the resulting tax benefit will be credited to goodwill of the related acquisition. However, upon the adoption of SFAS 141R, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense including those associated with acquisitions that closed prior to the adoption of SFAS 141R.

The Company's income taxes payable for Federal and state income taxes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued upon the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions for the years ended December 31, 2007, 2006 and 2005 were $14,601, $26,755 and $19,981, respectively.

Income taxes related to the Company's income from continuing operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005

Income taxes at Federal statutory rate	$84,020	$86,920	$50,911
State income taxes, net of Federal income tax effect	7,549	8,401	5,592
Tax exempt interest income	(8,021)	(5,050)	(914)
Effect of foreign operations	(3,542)	2,492	(931)
Change in valuation allowance	(1,261)	(5,634)	(4,902)
Interest expense on tax liabilities	4,115	-	-
Other non-deductible expenses	1,739	532	1,885

Income taxes	$84,599	$87,661	$51,641

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company believes its undistributed foreign earnings are approximately $31,500.

On January 1, 2007, the Company adopted the provisions FIN 48, which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company's opening accumulated deficit. The Company reclassified previously accrued income tax liabilities from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

As of January 1, 2007 and December 31, 2007 the Company has recorded a liability for $79,599 and $111,108, respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties of $12,275 and $19,126. In addition as of January 1, 2007 and December 31, 2007 the Company has reduced its recorded deferred tax assets by $16,478 and $21,176, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $73,568 at January 1, 2007 and $96,973 as of December 31, 2007. The impact of recognition on the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: January 1, 2007	$83,802
Gross increases: tax positions taken in prior periods	13,800
Gross decreases: tax positions taken in prior periods	(508)
Gross increases: current period tax positions	16,064

Unrecognized tax benefits: December 31, 2007	$113,158

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 23 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, India, South Korea, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2004.

The Company is under audit by the Internal Revenue Service (the "IRS") for the years 2003 through 2005. The time for examining the tax year 2003 has been extended to September 2008. In November 2007, the Company and the IRS agreed to the tax adjustments relating to the backdating of stock options and the IRS is currently processing the completion of the examination. The principal impact of the backdating adjustments is to disallow $33,000 of compensation expense. The tax liability on the adjustments has been provided for in the 2005 restated financial statements and did not have a material impact to 2007. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur in the next 12 months.

14. COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2007:

	Operating Leases	Sublease Income
2008	$39,658	$15,345
2009	36,344	13,870
2010	31,680	9,133
2011	25,213	6,391
2012	22,807	5,941
Thereafter	100,792	39,107

Total	$256,494	$89,787

Total rent and related expenses under operating leases were $34,615, $26,468 and $23,659 for the years ended December 31, 2007, 2006 and 2005, respectively. Operating lease obligations after 2011 relate primarily to office facilities.

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

The Company has a 401(k) profit-sharing plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of the Company's common stock or cash. As a result, salaries and related expenses contain $4,709, $3,957 and $3,484 of employer matching contributions related to the Company's continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $1,626, $1,443 and $1,650 for the years ended December 31, 2007, 2006 and 2005, respectively.

15. RELATED PARTY TRANSACTIONS

Through May 2, 2005, the Company leased an office from an entity in which the former CEO and other directors and executive officers, had an approximately 84% ownership interest. This lease was terminated on May 2, 2005 in connection with the disposition of the Company's TMP Direct marketing business, and the Company no longer occupies this space. Rent expense paid in 2005 through the disposition date was approximately $185.

The Company periodically paid for its use of an aircraft which through December 31, 2003 was owned by a holding company that was controlled by the Company's former CEO. On December 31, 2003, the former CEO sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group ("The Marquette Group"), however the former CEO continued to have obligations to a third party lender with respect to the aircraft. Commencing June 17, 2003, the Company had agreements with third-party chartering companies unaffiliated with the Company, the former CEO or The Marquette Group which have governed the Company's use of the aircraft. During the years ended December 31, 2006 and 2005 $1,561 and $1,254, respectively, were charged to office and general expense for use of the aircraft. The Company cancelled the charter agreement effective in November 2006.

The Company provided office space to an investment company that is 50% owned by the former CEO. Rental income received from the investment company was $27 and $36 for the years ended December 31, 2006 and 2005, respectively. This arrangement was terminated on October 31, 2006.

Stuart McKelvey, the son of the former CEO, served as President of the Company's Directional Marketing ("DM") division through June 1, 2005. For the period January 1, 2005 through June 1, 2005, Stuart McKelvey received base salary of $162 from the Company. On June 1, 2005, the Company sold its DM division to an affiliate of a private equity firm (the "buyer").

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

Following the former CEO's resignation and at the direction of management and the Board of Directors, the Company's internal audit department and outside counsel examined certain transactions between the Company and the former CEO or entities or individuals affiliated with him. Management identified various related party transactions involving the former CEO over the period between 1996 and 2006, certain of which were not properly disclosed in the Company's filings with the SEC: (i) Mr. McKelvey owed outstanding amounts to the Company during each of the fiscal years ended 1996 through 2006. The indebtedness owed by the former CEO includes notes payable in favor of the Company, substantially offset by indebtedness owed by the Company to the former CEO. (ii) The Company has provided healthcare benefits to nine relatives and nine personal employees of the former CEO at varying times since 1997. (iii) The Company has processed the payroll for up to nine people personally employed by the former CEO at varying times since 1997. The former CEO generally reimbursed the Company for a vast majority of these salaries after the Company disbursed funds on behalf of Mr. McKelvey to his personal employees. (iv) The Company granted stock options to four of the former CEO's personal employees at various dates from 1999 through 2002. (v) Certain of the former CEO's personal employees participated in the Company's 401(k) plan at varying times during the period of 1997 through 2003.

During 2006, the former CEO has reimbursed the Company approximately $533 for certain expenses paid by the Company during the periods 1996 through 2006.

The Company provides office space and administrative support to the Chairman of the Company's Audit Committee. The value of such services was approximately $40, $36 and $34 in 2007, 2006 and 2005, respectively.

16. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers – North America, Careers – International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of our operating segments.

Restructuring expense for the year ended December 31, 2007 was $6,665, $7,067, $2,115 and $750 for Careers – North America, Careers – International, Internet Advertising & Fees and Corporate, respectively.

Corporate operating expenses for the year ended December 31, 2005 include the impact of the non-cash stock based compensation costs of $11,885, in connection with the investigation into the Company's historical stock option grant practices and related accounting. The Company's Careers – North America, Careers – International and Internet Advertising & Fees business units' results were not impacted as a result of the stock option findings.

The following tables present the Company's operations by business segment and by geographic region:

	Year ended December 31,
Revenue	2007	2006	2005

Careers - North America	$707,384	$658,051	$521,600
Careers - International	488,038	306,280	187,118
Internet Advertising & Fees	155,887	152,345	109,553

Total revenue	$1,351,309	$1,116,676	$818,271

Operating income

Careers - North America	$224,862	$227,202	$170,889
Careers - International	52,113	17,423	(7,277)
Internet Advertising & Fees	12,092	45,062	34,225

	289,067	289,687	197,837
Corporate expenses (a)	(74,354)	(59,823)	(57,205)

Operating income	$214,713	$229,864	$140,632

Depreciation and amortization
Careers - North America	$19,406	$17,432	$16,787
Careers - International	18,170	14,566	10,717
Internet Advertising & Fees	8,490	6,625	4,703

	46,066	38,623	32,207
Corporate expenses	911	1,157	1,216

Depreciation and amortization	$46,977	$39,780	$33,423

Revenue by geographic region (b)

United States	$839,833	$792,898	$623,403
International	511,476	323,778	194,868

Total revenue	$1,351,309	$1,116,676	$818,271

	December 31,
	2007	2006	2005
Long-lived assets by geographic region (c)

United States	$547,561	$546,099	$530,748
International	327,341	279,300	184,002

Total long-lived assets	$874,902	$825,399	$714,750

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total assets by segment as of December 31,	2007	2006
Careers - North America	$673,353	$669,645
Careers - International	721,679	516,213
Internet Advertising & Fees	151,581	164,482
Corporate	424,057	540,723
Shared assets (d)	107,140	78,740

Total assets	$2,077,810	$1,969,803

  (a)
  Corporate operating expenses in 2005 include the impact of compensation adjustments from the stock option investigation.

  (b)
  Revenue by geographic region is generally based on the location of the Company's subsidiary location.

  (c)
  Total long-lived assets do not include $170,847 of non-current assets of discontinued operations in 2005.

  (d)
  Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

17. STOCK OPTION INVESTIGATIONS AND LITIGATION

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

The Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors, assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

Stock Option Investigations and Related Litigation

Investigations .

The USAO and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC $276 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company.

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)) .

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The action purports to be brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). The amended complaint alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The complaint seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. On December 14, 2007, the Court granted the defendants' motions to dismiss and dismissed the ERISA action with prejudice as against the Company and certain of the individual defendants (including all of the current directors of the Company who have been named as defendants) and without prejudice against certain of the individual defendants including one current employee of the Company.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County)) .

Derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County, against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant (the "Derivative Actions").

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Exchange Act for the period between January 1, 1997 and the present. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On September 18, 2006, the three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County, were also consolidated. The consolidated actions have been styled as In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

On November 21, 2006, the Board of Directors of the Company appointed a Special Litigation Committee of the Board (the "SLC") composed of independent and disinterested directors to investigate and take whatever actions it deems appropriate with respect to the claims made in the Derivative Actions.

On January 22, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, the SLC and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in the Derivative Actions. The settlement provides that Mr. McKelvey will pay the Company $8,000 and convert the 4,762,000 shares of Class B Common Stock owned by him for a like number of ordinary shares of Common Stock. The Memorandum of Understanding calls for the execution of a Settlement Agreement to be subject to Court approval. Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the conversion, he shall be entitled to vote only one-tenth of the shares of Class B Common Stock beneficially owned by him on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B Common Stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of Common Stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of Common Stock (other than Mr. McKelvey) on such matter.

Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. The Company expects that a formal settlement agreement resolving the claims against Mr. McKelvey and the others will in the near future be presented for approval to the Supreme Court of the State of New York.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)) .

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company's former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On September 11, 2007, the Company filed an answer to the amended complaint. Discovery in this action is underway.

Dispute with Option Holders .

From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company's S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees informed the Company that they would seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company's Board of Directors approved the payment of approximately $5,000 to compensate certain former employees for the value of stock options that expired during the period that the Company's equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. The Company has made payments to, and has received releases from, substantially all of such former employees.

Consequences Under the Internal Revenue Code .

We have notified the Internal Revenue Service of the stock option review and results thereof. Under Internal Revenue Code section 162(m) ("IRC 162(m)"), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation. We are not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC 162(m).

In addition, certain stock options which were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) are subject to Internal Revenue Code section 409A ("409A"). The provisions of 409A impose adverse consequences upon the individuals who receive such options including excise tax, additional interest charges and accelerated inclusion in income. In January 2007, the Board approved a tender offer plan to amend certain stock options granted to approximately 60 individuals who received stock options that are subject to 409A in order to correct the options such that they are no longer subject to this provision. The correction was made by increasing the exercise price to the same value used in connection with the financial statement restatement. In April 2007, the tender offer was finalized and for individuals who agreed to the modification, the Company compensated them for the increase in the exercise price by paying an amount equal to the difference in the exercise price for each option. In January 2008, the Company paid approximately $300 to these individuals.

General .

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

Security Breach

In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the "FTC") in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with such governmental authorities and, if necessary, intends to continue to cooperate with such governmental entities.

Litigation Relating to the Company's Tickle Business Unit

In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices as follows: (1) users who believed they signed up for an unconditional "free" 7-day trial period actually were charged a monthly subscription rate unless they affirmatively notified Tickle within those 7 days that they did not want the monthly membership; and (2) users who believed they had paid a one-time fee to purchase the results of a single personality test were actually enrolled in the full monthly subscription service and billed accordingly. The amended complaint purports to be a class action representing all users who purchased a test report from Tickle and received "unauthorized charges." The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys' fees and equitable relief. Discovery in this action is underway.

18. SUBSEQUENT EVENT

On January 4, 2008, the Company's Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain dedicated occupations that includes law enforcement, healthcare, education, government and technology. Consideration for the acquisition was approximately $61,000 in cash. The transaction will be accounted for in the first quarter of 2008 and the allocation of the purchase price to the assets and liabilities acquired will be finalized in 2008. The Company does not anticipate the acquisition having a material impact on financial results in 2008. Any goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2007	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$290,223	$291,326	$296,996	$316,877	$1,195,422
Internet Advertising & Fees	38,805	39,823	40,148	37,111	155,887

Total revenue	329,028	331,149	337,144	353,988	1,351,309

Salaries and related	122,347	146,153	128,250	132,828	529,578
Office and general	70,417	64,576	71,379	70,890	277,262
Marketing and promotion	78,069	78,045	76,348	80,697	313,159
Restructuring and other special charges	-	-	11,155	5,442	16,597

Total operating expenses	270,833	288,774	287,132	289,857	1,136,596

Operating income	58,195	42,375	50,012	64,131	214,713
Interest and other, net	5,304	6,912	6,288	6,840	25,344

Income from continuing operations before income taxes and loss in equity interests	63,499	49,287	56,300	70,971	240,057
Income taxes	22,352	17,406	19,998	24,843	84,599
Loss in equity interests, net	(1,420)	(2,966)	(3,074)	(838)	(8,298)

Income from continuing operations	39,727	28,915	33,228	45,290	147,160
Income (loss) from discontinued operations, net of tax	(245)	(299)	73	(290)	(761)

Net income	$39,482	$28,616	$33,301	$45,000	$146,399

Basic earnings (loss) per share:(a)
Income from continuing operations	$0.31	$0.22	$0.26	$0.36	$1.14
Income (loss) from discontinued operations, net of tax	(0.00)	(0.00)	0.00	(0.00)	(0.01)

Net income	$0.30	$0.22	$0.26	$0.36	$1.14

Diluted earnings (loss) per share:(a)
Income from continuing operations	$0.30	$0.22	$0.25	$0.36	$1.13
Income (loss) from discontinued operations, net of tax	(0.00)	(0.00)	0.00	(0.00)	(0.01)

Net income	$0.30	$0.21	$0.25	$0.36	$1.12

Weighted average shares outstanding:
Basic	129,653	130,542	129,499	125,504	128,785
Diluted	132,464	133,121	130,757	126,704	130,755
Market price range common stock(b)
High	$54.67	$50.08	$43.03	$40.58
Low	$46.46	$40.32	$32.53	$31.60

(a)
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

(b)
Monster Worldwide's common stock (symbol: MNST) trades on the NASDAQ Global Select Market. The stock was initially offered to the public on December 12, 1996 at $7.00 per share. There were approximately 1,322 stockholders of record of our common stock on December 31, 2007. All stock prices are closing prices as reported by the NASDAQ Global Select Market.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(in thousands, except per share amounts)

	Quarter
2006	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$224,589	$237,190	$244,292	$258,260	$964,331
Internet Advertising & Fees	32,447	37,979	41,563	40,356	152,345

Total revenue	257,036	275,169	285,855	298,616	1,116,676

Salaries and related	91,553	98,862	106,838	114,596	411,849
Office and general	46,745	43,827	51,113	59,772	201,457
Marketing and promotion	65,799	73,212	68,077	66,418	273,506

Total operating expenses	204,097	215,901	226,028	240,786	886,812

Operating income	52,939	59,268	59,827	57,830	229,864
Interest and other, net	3,130	3,940	5,012	6,398	18,480

Income from continuing operations before income taxes and loss in equity interests	56,069	63,208	64,839	64,228	248,344
Income taxes	20,411	22,077	22,692	22,481	87,661
Loss in equity interests, net	(1,241)	(2,284)	(2,054)	(1,517)	(7,096)

Income from continuing operations	34,417	38,847	40,093	40,230	153,587
Income (loss) from discontinued operations, net of tax	7,845	770	(123,910)	(1,155)	(116,450)

Net income	$42,262	$39,617	$(83,817)	$39,075	$37,137

Basic earnings (loss) per share:(a)
Income from continuing operations	$0.27	$0.30	$0.31	$0.31	$1.20
Income (loss) from discontinued operations, net of tax	0.06	0.01	(0.96)	(0.01)	(0.91)

Net income	$0.33	$0.31	$(0.65)	$0.30	$0.29

Diluted earnings (loss) per share:(a)
Income from continuing operations	$0.26	$0.29	$0.31	$0.31	$1.17
Income (loss) from discontinued operations, net of tax	0.06	0.01	(0.95)	(0.01)	(0.89)

Net income	$0.32	$0.30	$(0.64)	$0.30	$0.28

Weighted average shares outstanding:
Basic	126,753	128,551	128,484	128,489	128,077
Diluted	130,619	132,009	130,827	131,209	131,247
Market price range common stock(b)
High	$50.92	$59.28	$43.10	$47.27
Low	$40.19	$35.58	$35.28	$37.16

(a)
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

(b)
There were approximately 1,373 stockholders of record of our common stock on December 31, 2006. All stock prices are closing prices as reported by the NASDAQ Global Select Market.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

There have been no significant changes in the Company's internal controls or in other factors which could materially affect internal controls subsequent to the date the Company's management carried out its evaluation.

The Company's independent registered public accounting firm has issued its report on the effectiveness of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Monster Worldwide, Inc.
New York, New York

We have audited Monster Worldwide, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP

New York, New York
February 11, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings "Corporate Governance and Board of Directors Matters," "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007 pursuant to Regulation 14A of the Exchange Act. The information under the heading "Executive Officers" in Part I of this Form 10-K is also incorporated by reference in this section.

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company's website under the "Corporate Governance" link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company's Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company's website within four business days following the date of amendment or waiver. The Company's website address is www.monsterworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007 pursuant to Regulation 14A of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007 pursuant to Regulation 14A of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007 pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007 pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)
DOCUMENT LIST

1.
Financial Statements

  The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2.
Financial Statement Schedules

  None.

3.
Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)
The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.14 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description
2.1	Stock Purchase Agreement, made as of May 2, 2005, by and among Gecko Inc., George R. Eisele, Daniel S. Collins and the Company.(1)
2.2	Purchase Agreement, made as of June 1, 2005, by and among the Company, TMP Directional Marketing, LLC and TMP DM, Inc.(2)
2.3
Asset Purchase Agreement, made as of the 31st day of August, 2006, by and among Monster Worldwide, Inc., TMP Worldwide Advertising & Communications, Inc., TMP Worldwide Communications Inc., Monster (California), Inc. and TMP Worldwide Advertising & Communications, LLC.(3)
3.1	Certificate of Incorporation, as amended.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Form of Common Stock Certificate.(4)
10.1	Form of Indemnification Agreement.(6)
10.2	1999 Long Term Incentive Plan, as amended.(5)
10.3	Form of Stock Option Agreement for certain employees and executive officers.(7)
10.4	Form of Restricted Stock Unit Agreement for certain employees and executive officers.(8)
10.5	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(9)
10.6	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(10)
10.7	Restated Employment Letter, dated November 20, 2006, between the Company and William Pastore.(11)
10.8	Letter Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and William Pastore.(9)
10.9	Employment Letter, dated March 14, 2005, by and between the Company and Charles Baker.(12)

10.10	Amendment to Employment Letter, dated as of September 8, 2005, by and between the Company and Charles Baker.(13)
10.11	Letter Agreement, dated December 19, 2005, between the Company and Chris Power.(14)
10.12	Employment Letter, dated September 8, 2005, by and between the Company and Steven Pogorzelski.(13)
10.13	Letter Agreement, dated December 16, 2005, between the Company and Brad Baker.(14)
10.14	Employment Letter, dated September 8, 2005, by and between the Company and Douglas E. Klinger.(13)
10.15	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(15)
10.16
Credit Agreement, dated as of December 21, 2007, among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.'s subsidiaries that may be designated as borrowers, the lenders identified therein, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer, and Citibank, N.A. as syndication agent.(16)
10.17
Subsidiary Guaranty Agreement, dated as of December 21, 2007, by FastWeb, LLC, KJB Holding Corp., Military Advantage, Inc., Monster, Inc., Monster (California), Inc., Monster Emerging Markets, LLC, Monster Government Solutions, LLC, Monster International Holding Corp., Monster Labs, LLC, MonsterTrak Corporation, Monster Worldwide Technologies, LLC, PWP, LLC, OCC.com Inc., Tickle Inc., and TMAT, Inc. in favor of Bank of America, N.A. (in its capacity as the Administrative Agent) for the Lenders party to the Credit Agreement from time to time.(16)
10.18
Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited (now known as Monster Worldwide Limited) and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(17)
10.19
Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited (now known as Monster Worldwide Limited), the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(18)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed May 5, 2005.

(2)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed June 7, 2005.

(3)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed September 5, 2006.

(4)
Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(5)
Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(6)
Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-12471).

(7)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed December 30, 2004.

(8)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed March 31, 2006.

(9)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed April 16, 2007.

(10)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed June 11, 2007.

(11)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed November 24, 2006.

(12)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed March 18 2005.

(13)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed September 14, 2005.

(14)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed December 20, 2005.

(15)
Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 333-93065).

(16)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed December 27, 2007.

(17)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed February 2, 2005.

(18)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K/A filed July 21, 2005. A request for confidential treatment was granted with respect to certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)
By:	/s/ SALVATORE IANNUZZI Salvatore Iannuzzi Chairman of the Board, President and Chief Executive Officer

Dated: February 21, 2008

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ SALVATORE IANNUZZI Salvatore Iannuzzi	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 21, 2008
/s/ TIMOTHY T. YATES Timothy T. Yates	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	February 21, 2008
/s/ JONATHAN TRUMBULL Jonathan Trumbull	Chief Accounting Officer and Global Controller (principal accounting officer)	February 21, 2008
/s/ ROBERT J. CHRENC Robert J. Chrenc	Director	February 21, 2008
/s/ GEORGE R. EISELE George R. Eisele	Director	February 21, 2008
/s/ JOHN GAULDING John Gaulding	Director	February 21, 2008
Edmund P. Giambastiani, Jr.	Director
/s/ MICHAEL KAUFMAN Michael Kaufman	Director	February 21, 2008
/s/ RONALD J. KRAMER Ronald J. Kramer	Director	February 21, 2008
/s/ PHILIP R. LOCHNER, JR. Philip R. Lochner, Jr.	Director	February 21, 2008
/s/ DAVID A. STEIN David A. Stein	Director	February 21, 2008