Form 10-Q
period 2008-03-31
MONSTER WORLDWIDE INC
filed 2008-05-08
CIK 1020416

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NO.)
622 Third Avenue, New York, New York (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	10017 (ZIP CODE)
(212) 351-7000 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 1, 2008

Common Stock	119,527,711
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$370,366	$329,028

Salaries and related	141,688	122,347
Office and general	75,725	70,417
Marketing and promotion	114,633	78,069
Restructuring and other special charges	6,927	—

Total operating expenses	338,973	270,833

Operating income	31,393	58,195
Interest and other, net	7,400	5,304

Income from continuing operations before income taxes and loss in equity interests	38,793	63,499
Income taxes	14,380	22,352
Loss in equity interests, net	(1,822)	(1,420)

Income from continuing operations	22,591	39,727
Loss from discontinued operations, net of tax	—	(245)

Net income	$22,591	$39,482

Basic earnings per share:
Income from continuing operations	$0.18	$0.31
Loss from discontinued operations, net of tax	—	—

Basic earnings per share*	$0.18	$0.30

Diluted earnings per share:
Income from continuing operations	$0.18	$0.30
Loss from discontinued operations, net of tax	—	—

Diluted earnings per share	$0.18	$0.30

Weighted average shares outstanding:
Basic	122,711	129,653
Diluted	123,332	132,464

* - Basic earnings per share does not add for the quarter ended March 31, 2007 due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,736	$129,744
Available-for-sale securities	79,236	448,703
Accounts receivable, net of allowance for doubtful accounts of $16,353 and $15,613	458,447	499,854
Prepaid and other	97,929	106,664

Total current assets	952,348	1,184,965

Available-for-sale securities, non-current	102,716	—
Goodwill	702,598	615,334
Property and equipment, net	141,279	126,962
Intangibles, net	45,170	46,516
Investment in unconsolidated affiliates	49,049	50,871
Other assets	67,218	53,162

Total assets	$2,060,378	$2,077,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$66,487	$57,334
Accrued expenses and other current liabilities	215,569	233,427
Deferred revenue	521,873	524,331
Income taxes payable	15,876	13,384
Current portion of long-term debt	158	184

Total current liabilities	819,963	828,660

Long-term income taxes payable	116,376	111,108
Deferred income taxes	18,584	19,154
Other long-term liabilities	1,560	2,156
Long-term debt, less current portion	177	231

Total liabilities	956,660	961,309

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,355 and 128,280 shares, respectively; outstanding: 116,086 and 119,013 shares, respectively	128	128
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,395,991	1,468,808
Accumulated other comprehensive income	155,830	118,387
Accumulated deficit	(448,236)	(470,827)

Total stockholders' equity	1,103,718	1,116,501

Total liabilities and stockholders' equity	$2,060,378	$2,077,810

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$22,591	$39,482

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	–	245
Depreciation and amortization	12,961	9,981
Provision for doubtful accounts	3,564	2,483
Non-cash compensation	6,495	4,362
Deferred income taxes	(7,319)	2,100
Loss in equity interests and other	2,547	1,420
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	37,848	25,170
Prepaid and other	1,949	(2)
Deferred revenue	(2,458)	5,691
Accounts payable, accrued liabilities and other	340	(8,950)
Net cash used for operating activities of discontinued operations	(161)	(2,983)

Total adjustments	55,766	39,517

Net cash provided by operating activities	78,357	78,999

Cash flows provided by (used for) investing activities:
Capital expenditures	(20,559)	(21,612)
Purchase of marketable securities	(149,249)	(365,031)
Sales and maturities of marketable securities	414,453	311,662
Payments for acquisitions and intangible assets, net of cash acquired	(61,567)	(1,664)
Cash funded to equity investee	(5,000)	(2,500)

Net cash provided by (used for) investing activities	178,078	(79,145)

Cash flows (used for) provided by financing activities:
Repurchase of common stock	(79,469)	(3,326)
Excess tax benefits from (provisions for) stock-based compensation	(568)	6,486
Payments on debt obligations	(80)	–
Proceeds from exercise of employee stock options	418	43,395
Payments on acquisition debt	–	(16,310)

Net cash (used for) provided by financing activities	(79,699)	30,245

Effects of exchange rates on cash	10,256	963
Net increase in cash and cash equivalents	186,992	31,062
Cash and cash equivalents, beginning of period	129,744	58,680

Cash and cash equivalents, end of period	$316,736	$89,742

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,563	$29,776
Cash paid for interest	$369	$459
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$449	$325

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

 Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company" or "Monster Worldwide") has continuing operations that consist of three reportable segments: Careers – North America, Careers – International and Internet Advertising & Fees. Revenue in the Company's Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. Revenue in the Company's Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, "click-throughs" on text based links, leads provided to advertisers and subscriptions to premium services. The Company's Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

Basis of Presentation

 The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

 These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

 Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the Financial Accounting Standards Board (the "FASB") agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company's adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

2.     EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

 Basic earnings per share does not include the effects of potentially dilutive stock options and non-vested stock and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, shares of non-vested stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

 Certain stock options and shares of non-vested stock were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 3,588 and 624 for the three months ended March 31, 2008 and 2007, respectively. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
(thousands of shares)	2008	2007

Basic weighted average shares outstanding	122,711	129,653
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans	621	2,811

Diluted weighted average shares outstanding	123,332	132,464

Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). Under the fair value recognition provisions of SFAS 123R, stock- based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-vested stock awards using the fair market value of the Company's common stock on the date of the grant. The Company awards stock options and non-vested stock to employees, directors and executive officers. The Company recognized stock-based compensation expense of $6,495 and $4,362 during the three months ended March 31, 2008 and 2007, respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company does not capitalize compensation costs.

 The Company recognized pre-tax compensation expense in the consolidated statement of operations related stock options for the three months ended March 31, 2008 and 2007, of $127 and $186, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized pre-tax compensation expense for non-vested stock of $5,206 and $4,176, respectively, as a component of salaries and related and $1,162 as a component of restructuring and other special charges in the consolidated statements of operations.

Share-based Payment Activity

 The following table summarizes the activity of the Company's employee stock options for the three months ended March 31, 2008:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,876	$29.13
Granted	138	27.77
Exercised	(23)	18.15
Forfeited/expired/cancelled	(19)	37.93

Outstanding at March 31, 2008	6,972	28.99	4.8	$14,769

Options exercisable at March 31, 2008	6,074	$28.63	4.4	$14,769

 The aggregate intrinsic value is calculated as the difference between the market price of the Company's common stock as of March 31, 2008 and the exercise price of the underlying options. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised was $233 and $33,142, respectively. As of March 31, 2008, the unrecognized compensation expense for stock options was $2,310 and is expected to be recognized over a period of 3.9 years.

 The following table summarizes the activity of the Company's non-vested stock for the three months ended March 31, 2008:

(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2008	1,671	$39.67
Granted	3,286	27.93
Forfeited	(110)	39.16
Vested	(73)	47.77

Non-vested at March 31, 2008	4,774	$31.58

 As of March 31, 2008 there was approximately $137,960 of unrecognized compensation expense related to non-vested stock that is expected to be recognized over a period of 4.0 years. These awards are being amortized over the vesting periods on a straight-line basis.

3.     BUSINESS COMBINATIONS

 The following table summarizes the Company's business combinations completed from January 1, 2007 through March 31, 2008. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

Acquired Business	Acquisition Date	Business Segment

Affinity Labs Inc.	January 4, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers – International

 On January 4, 2008, the Company's Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $60,021 of goodwill (on a preliminary basis), $1,251 of receivables,

$500 of computer software, $183 of property and equipment, $61 of other assets and $449 of liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

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

 Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. Reductions to integration and restructuring reserves established in connection with purchase business combinations are recorded as a reduction to goodwill. As of March 31, 2008 and December 31, 2007, the Company had accrued $5,276 and $5,193, respectively, for integration and restructuring obligations, mainly for future operating lease payments.

4.     DISCONTINUED OPERATIONS

 During the year ended December 31, 2006, the Company disposed of businesses that collectively comprised its former Advertising & Communications operating segment. The Company executed these transactions in order to focus more resources to support the growth of the Monster franchise on a global basis. For the three months ended March 31, 2007, remaining costs related to the Company's disposed businesses were segregated from continuing operations and were reflected as discontinued operations in the consolidated statement of operations. The Company did not incur such costs in the three months ended March 31, 2008.

Loss before income taxes	$(376)
Income tax benefit	(131)

Loss from discontinued operations, net of tax	$(245)

5.     RESTRUCTURING AND OTHER SPECIAL CHARGES

 On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company's workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who will now be staying with the Company. Through March 31, 2008, the Company has notified or terminated approximately 415 associates and approximately 100 associates have voluntarily left the Company. The Company anticipates that these initiatives will reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion.

 Restructuring and other special charges and related liability balances are as follows:

	December 31, 2007	Expense	Cash Payments	Non-Cash Utilization(1)	March 31, 2008
Workforce reduction	$6,226	$5,922	$(4,720)	$(1,162)	$6,266
Fixed asset write-offs	–	924	–	(924)	–
Consolidation of office facilities	459	287	(58)	–	688
Other costs and professional fees	505	(206)	(226)	–	73

Total	$7,190	$6,927	$(5,004)	$(2,086)	$7,027

(1)
Non-cash utilization includes accelerated vesting of stock-based compensation.

6.     FAIR VALUE MEASUREMENT

 On January 1, 2008, the Company adopted the methods of fair value as described in SFAS 157 to value its financial assets and liabilities. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

 In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Financial assets (cash equivalents and available-for-sale securities) carried at fair value as of March 31, 2008 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$155,039	$–	$–	$155,039
Bank time deposits	–	81,736	–	81,736
Municipal bonds	–	38,914	–	38,914
Commercial paper	–	20,287	–	20,287
Tax exempt auction rate bonds (Note 7)	–	–	102,716	102,716

Total	$155,039	$140,937	$102,716	$398,692

 The Company did not have any liabilities that required it to use fair valuation as of March 31, 2008.

 The changes in the fair value of the Level 3 financial assets are as follows:

Tax Exempt Auction Rate Bonds
Balance, December 31, 2007	$357,228
Unrealized loss included in other comprehensive income	(1,734)
Net settlements	(252,778)

Balance, March 31, 2008	$102,716

7.     INVESTMENTS

Marketable Securities

 As of March 31, 2008, the Company held $104,450 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. All of the Company's auction rate securities are rated AAA, Aaa or AAA/Aaa. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing substantially all of the Company's auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the issuers redeem their bonds. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company reclassified all of its investments in auction rate bonds as a component of available for sale marketable securities, non-current in its unaudited consolidated balance sheet as of March 31, 2008. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.

 While the Company continues to earn interest on its auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. Based on a third party valuation and an analysis of other-than-temporary impairment factors, the auction rate securities with the original par value and cost of $104,450 were written down to an estimated fair value of $102,716, resulting in an unrealized loss of $1,734. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of shareholders' equity.

 The instability in the credit markets may affect the Company's ability to liquidate these auction rate bonds in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company believes that it will ultimately recover all amounts invested in these securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

 The Company's available-for-sale investments reported as current and non-current marketable securities as of March 31, 2008 are as follows:

	Cost	Gross unrealized losses	Gross unrealized gains		Estimated fair value
Current
Municipal bonds	$38,710	$–		$204	$38,914
Bank time deposits	31,038	–			31,038
Commercial paper	9,302	18			9,284

Total	$79,050	$18		$204	$79,236

Non-current
Tax-exempt auction rate bonds	$104,450	$1,734	$		$102,716

Total	$104,450	$1,734	$		$102,716

 The estimated fair value of the Company's marketable securities as of December 31, 2007 approximated the gross amortized cost value. The Company believes that it did not have any unrealized losses as of December 31, 2007, as the Company sold or rolled over at par more than 95% of the securities held at December 31, 2007.

 The Company reviews impairments associated with the above to determine the classification of the impairment as "temporary" or "other-than-temporary" in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of March 31, 2008, the Company believes that all of the impairment of its auction rate securities investments is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company's future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.

Equity Investments

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

 The Company accounts for its investment in ChinaHR using the equity method of accounting, recording its owned percentage of ChinaHR's net results of operations in losses in equity interests, net, in the Company's consolidated statement of operations. Such losses reduce the carrying value of the Company's investment in ChinaHR. For the three months ended March 31, 2008 and 2007, the Company recorded a loss in equity interest of $2,157 and $2,089, respectively, related to China HR. The carrying value of the investment was $47,688 as of March 31, 2008 and was recorded on the consolidated balance sheet as an investment in unconsolidated affiliates.

 In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. At December 31, 2007, the total amount outstanding under the credit facility was $20,000 and was recorded in other assets on the consolidated balance sheet. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $5,000 immediately and up to an additional $2,000 upon the receipt of consolidated financial statements as of and for the year ended December 31, 2007. During the three months ended March 31, 2008, the Company advanced an additional $5,000 to ChinaHR bringing the total amount outstanding under the credit facilities to $25,000, which was recorded as a component of other assets on the consolidated balance sheet as of March 31, 2008.

 In accordance with a shareholders agreement, each of the Company and the majority shareholders have certain rights and obligations, including the potential right or obligation, as the case may be, of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance with applicable local regulatory requirements and other conditions) pursuant to put and call options which may be exercised by the majority shareholders or the Company at any time during the 18-month period following February 1, 2008. The Company is currently considering its obligations under the shareholders agreement and remains committed to consummating the purchase of the remaining interest in ChinaHR sometime during the third quarter of 2008.

 The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company accounts for this investment using the equity method of accounting; recording its owned percentage of the business's net results of operations as a component of loss in equity interests in the Company's consolidated statements of operations. The Company recorded income related to the Finland investment of $335 and $669 for the three months ended March 31, 2008 and 2007, respectively. The carrying value of the investment was $1,361 as of March 31, 2008 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

 Income and loss in equity interests, net for the three month periods ended March 31, 2008 and 2007 are based upon unaudited financial information.

8.     STOCKHOLDERS' EQUITY

Common and Class B Common Stock

 Each share of Class B common stock is entitled to ten votes on each matter that the holders of Common Stock are entitled to vote on and is convertible, at any time, at the option of the stockholder into one share of common stock. As of March 31, 2008, all Class B common stock is held by Andrew J. McKelvey, the Company's former Chief Executive Officer.

 On January 22, 2008, the Company, the Special Litigation Committee of the Board of Directors of the Company and Mr. McKelvey entered into a Memorandum of Understanding ("Memorandum of Understanding"). The Memorandum of Understanding provides that, pursuant to a Settlement Agreement, Mr. McKelvey will agree, among other things, to convert (the "Conversion") all of the shares of Class B common stock of the Company held by him into shares of common stock of the Company (thereby terminating the supervoting rights of the shares of Class B common stock). Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the Conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters.

Share Repurchase Plan and Share Withholdings

 In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009. For the three months ended March 31, 2008, the Company purchased 3,001,828 shares of its common stock for an aggregate purchase price of $78,892. From inception through March 31, 2008, under the authorized repurchase plan, the Company repurchased

11,341,524 shares of its common stock for an aggregate purchase price of $375,642. The Company also withheld 21,347 shares valued at $577 during the first three months of 2008 to satisfy withholding obligations upon the vesting of employee stock awards.

9.     COMPREHENSIVE INCOME

 The Company's comprehensive income is as follows:

	Three Months ended March 31,
	2008	2007
Net income	$22,591	$39,482
Foreign currency translation adjustment	38,991	76
Net unrealized losses on available-for-sale securities	(1,548)	—

Comprehensive income	$60,034	$39,558

10.   SEGMENT AND GEOGRAPHIC DATA

 The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of the Company's operating segments.

 The Company's chief operating decision maker includes the impact of non-cash compensation expenses when measuring the results of each reportable segment. The Company has recorded $6,495 and $4,362 of pre-tax non-cash compensation expense in its statements of operations for the three months ended March 31, 2008 and 2007, respectively.

 The following tables present the Company's operations by business segment and by geographic region:

	Three Months ended March 31,
Revenue	2008	2007
Careers–North America	$183,538	$184,017
Careers–International	153,272	106,206
Internet Advertising & Fees	33,556	38,805

Revenue	$370,366	$329,028

	Three Months ended March 31,
Operating Income
	2008	2007
Careers–North America	$39,435	$65,878
Careers–International	9,406	7,961
Internet Advertising & Fees	(2,879)	4,304
Corporate expenses	(14,569)	(19,948)

Operating income (loss)	$31,393	$58,195

	Three Months ended March 31,
Depreciation and Amortization of Intangibles	2008	2007
Careers–North America	$4,926	$3,974
Careers–International	5,437	3,871
Internet Advertising & Fees	2,097	1,842
Corporate expenses	501	294

Depreciation and amortization of intangibles	$12,961	$9,981

	Three Months ended March 31,
Revenue by Geographic Region	2008	2007
United States	$210,039	$217,923
Germany	37,503	24,241
Other foreign	122,824	86,864

Revenue	$370,366	$329,028

 The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets as of March 31, 2008 and December 31, 2007:

Total Assets by Segment	March 31, 2008	December 31, 2007
Careers–North America	$620,408	$673,353
Careers–International	806,252	721,679
Internet Advertising & Fees	207,603	151,581
Corporate	297,369	424,057
Shared assets (a)	128,746	107,140

Total assets	$2,060,378	$2,077,810

(a)
Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

 The following table reconciles long-lived assets by geographic region to the Company's consolidated balance sheets as of March 31, 2008 and December 31, 2007:

Long-lived Assets by Geographic Region (a)	March 31, 2008	December 31, 2007
United States	$627,697	$556,310
International	261,351	232,502

Total long-lived assets	$889,047	$788,812

(a)
Long-lived assets are composed of goodwill, property and equipment and other intangible assets.

11.   INCOME TAXES

 The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

 The gross liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (inclusive of estimated interest and penalties thereon) at March 31, 2008 and December 31, 2007 is recorded as long-term taxes payable of $116,376 and $111,108, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.

 The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. At this point, it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next twelve months.

12.   STOCK OPTION INVESTIGATIONS AND LITIGATION

 The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Stock Option Investigations and Related Litigation

 The Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors, assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

Investigations.

 The United States Attorney's Office for the Southern District of New York ("USAO") and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining the Company's former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC approximately $276 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company. On April 30, 2008, James J. Treacy, who served as a senior executive of the Company from 1994 to 2002 and as a member of the Company's Board of Directors from 1998 to 2003, was indicted for securities fraud and conspiracy in the United States District Court for the Southern District of New York. In addition, on April 30, 2008, the SEC commenced a civil action in the United States District Court for the Southern District of New York against Mr. Treacy and Anthony Bonica, the Company's former Controller, alleging multiple violations of the federal securities laws in connection with the Company's historical stock option grants.

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).

 In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). On December 14, 2007, the Court granted the defendants' motions to dismiss and dismissed the ERISA action with prejudice as against the Company and certain of the individual defendants (including all of the current directors of the Company who have been named as defendants) and without prejudice against certain of the individual defendants (including one current employee of the Company). On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint ("SAC") against the Company, three of the individual defendants who had been dismissed from the action without prejudice, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. The defendants have moved to dismiss the SAC.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County)).

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

 On January 22, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, the SLC and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in the Derivative Actions. The settlement provides that Mr. McKelvey will pay the Company $8,000 and convert the 4,762,000 shares of Class B common stock owned by him for a like number of ordinary shares of common stock. The Memorandum of Understanding calls for the execution of a Settlement Agreement to be subject to Court approval. Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters.

 Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. The Company expects that a formal settlement agreement resolving Monster Worldwide's claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others will in the near future be presented for approval to the Supreme Court of the State of New York and the U.S. District Court for the Southern District of New York.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).

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

Dispute with Option Holders.

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

Consequences Under the Internal Revenue Code.

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

General.

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

Security Breach

 In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the "FTC") in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with these governmental authorities' inquiries and, if necessary, intends to continue to cooperate with such requests.

Litigation Relating to the Company's Tickle Business Unit

 In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received "unauthorized charges." The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys' fees and equitable relief. Discovery in this action is underway.

Patent Claim

 In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc.; CareerBuilder LLC; Gannet Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court, Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates Plaintiff's patent. The Complaint seeks permanent injunctive and/or monetary relief. Based on the Company's initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

 We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the "Company") as of March 31, 2008, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2008. These interim financial statements are the responsibility of the Company's management.

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

 Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with the accounting principles generally accepted in the United States.

 We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

New York, New York
May 5, 2008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company," "Monster Worldwide," "we," "our" or "us") makes forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the "SEC"). In addition, we make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, risks associated with acquisitions or dispositions, competition, ongoing costs associated with stock option investigations and lawsuits, costs associated with our restructuring plan and security breach, and the other risks discussed in this report and our other filings made with the SEC.

 There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2007.

Overview

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

 Our services and solutions include searchable job postings, a resume database and other career-related content. Users can search our job postings and post their resumes for free on each of our websites. Employers pay to post jobs, search the resume database and access other career-related services.

 Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities internationally are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our Careers—International segment accounted for 41.4% of our consolidated revenue for the three months ended March 31, 2008, an increase of 44.3% over the comparable 2007 period. We are also positioned to benefit from the continued secular shift towards online recruiting. Through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our Careers—International business over the next several years.

 We also operate a network of websites within our Internet Advertising & Fees segment that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. We believe that there are significant opportunities to monetize this website traffic through lead generation, display advertising and other consumer related products. We believe that these properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online.

Restructuring Plan

 In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company's workforce by approximately 800 associates through 2008. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who will now be staying with the Company. Through March 31, 2008, we have notified or terminated approximately 415 associates and approximately 100 associates have voluntarily left the Company. The restructuring plan arose out of a review of our organizational and cost structure by our executive management team. The restructuring is intended to realign the Company's cost structure to permit investment in key areas that will improve the customer experience, foster revenue growth and margin expansion and reduce operating expense growth rates from current levels. We have recorded charges and accruals in connection with these restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our initiatives. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Business Combinations

 For the period January 1, 2007 through March 31, 2008, we completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment

Affinity Labs Inc.	January 4, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers – International

Discontinued Operations

 During the year ended December 31, 2006, we disposed of the businesses that collectively comprised our former Advertising & Communications operating segment in order to focus more resources to support the growth of the Monster franchise on a global basis. For the three months ended March 31, 2007, remaining costs related to our disposed businesses were segregated from continuing operations and were reflected as discontinued operations in the consolidated statement of operations. We did not incur such costs in the 2008 period.

(dollars in thousands)

Loss before income taxes	$(376)
Income tax benefit	(131)

Loss from discontinued operations, net of tax	$(245)

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

 Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in "Item 8. Financial Statements and Supplementary Data", of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

 Careers (North America and International).    Our Careers segments predominately earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

 Internet Advertising & Fees.    Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, "click-throughs" on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as "impressions" are delivered. An impression is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser's listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, which are recognized ratably over the length of the subscription. Unearned revenues are reported on the balance sheet as deferred revenue.

Fair Value Measurements

 The Company reviews impairments associated with its investment in marketable securities to determine the classification of the impairment as "temporary" or "other-than-temporary" in accordance with Financial Accounting Standards Board ("FASB") Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. In connection with the reviews for impairment, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of its investments based upon its assumptions, estimates and judgments in light of historical experience, current trends and other factors that the Company's management believes to be relevant. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Income Taxes

 We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

 We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Stock-Based Compensation

 As of January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ from our current estimates.

Equity Investments

 Gains and losses in equity interest for the three months ended March 31, 2008, resulting from our equity method investments in ChinaHR and a business in Finland, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Results of Operations

 Consolidated operating results as a percentage of revenue for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Revenue	100.0%	100.0%

Salaries and related	38.3%	37.2%
Office and general	20.4%	21.4%
Marketing and promotion	31.0%	23.7%
Restructuring and other special charges	1.9%	0.0%

Total operating expenses	91.5%	82.3%

Operating income	8.5%	17.7%
Interest and other, net	2.0%	1.6%

Income from continuing operations before income taxes and loss in equity interests	10.5%	19.3%
Income taxes	(3.9)%	(6.8)%
Loss in equity interest, net	(0.5)%	(0.4)%

Income from continuing operations	6.1%	12.1%
Loss from discontinued operations, net of tax	0.0%	(0.1)%

Net income	6.1%	12.0%

 The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units. For these purposes, management views certain non-cash expenses, such as depreciation expense, amortization of intangibles, amortization of stock-based compensation and non-cash restructuring and other special charges, as a separate component of operating profit. We believe that this presentation provides important indicators of our operating strength and is useful to investors when evaluating our operating performance.

The Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Careers – North America

 The operating results of our Careers – North America segment for the three months ended March 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$183,538	100.0%	$184,017	100.0%	$(479)	(0.3)%

Selling, general and administrative (a)	136,203	74.2%	112,867	61.3%	23,336	20.7%
Depreciation and amortization (b)	7,900	4.3%	5,272	2.9%	2,628	49.8%

Operating income	$39,435	21.5%	$65,878	35.8%	$(26,443)	(40.1)%

(a)
Includes restructuring and other special charges of $944 and security breach remediation of $224 in 2008.

(b)
Includes $888 and $1,298 of amortization of stock based compensation in 2008 and 2007, respectively; restructuring and other special charges in 2008 of $1,162 for non-cash stock compensation; and $924 for non-cash write-offs.

 Revenue in our Careers – North America segment was essentially flat in the first quarter of 2008, compared to the prior year period. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. In addition, our business was impacted in the credit, financial services and housing sectors, reflecting the overall weakness in these industries. Partially offsetting this was growth in our government and staffing verticals, as well as our Canadian business and newspaper partnerships.

 Our Careers – North America segment generated an operating margin of 21.5% in the first quarter of 2008, compared to 35.8% reported in the comparable 2007 period. The increased operating costs are primarily the result of a 43% increase in marketing and promotion expenditures related to our global brand re-launch in January 2008. The brand re-launch was part of our decision to reposition the Monster brand in the global marketplace through an aggressive and integrated marketing and promotion program. As a result of the brand re-launch, we incurred approximately $17.8 million of incremental marketing cost in the North American business. Restructuring expenses were $3.0 million in the first quarter of 2008 and primarily related to severance and asset write-offs. Technology infrastructure costs increased by 59%, as we remain committed to investing in our product, new technology and other assets in order to sustain long-term profitability. Salary and related expenses decreased by 7%, primarily the result of an 18% decrease in headcount compared to the prior year period.

Careers – International

 The operating results of our Careers – International segment for the three months ended March 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ Increase	% Increase
Revenue	$153,272	100.0%	$106,206	100.0%	$47,066	44.3%

Selling, general and administrative(a)	136,846	89.3%	93,612	88.1%	43,234	46.2%
Depreciation and amortization(b)	7,020	4.6%	4,633	4.4%	2,387	51.5%

Operating income	$9,406	6.1%	$7,961	7.5%	$1,445	18.2%

(a)
Includes costs for restructuring and other special charges of $3,116 and security breach remediation of $186 in 2008.

(b)
Includes $1,583 and $762 of amortization of stock based compensation in 2008 and 2007, respectively.

 Our Careers – International segment delivered revenue growth of 44.3% in the first quarter of 2008 compared to the first quarter of 2007. We experienced strong revenue growth throughout continental Europe with our Careers – International revenue accounting for 41.4% of consolidated revenue in 2008, compared to 32.3% in 2007. The effect of the weakening U.S. dollar contributed $12.0 million to reported revenue, or approximately 11% of the growth. Our leading position in large geographic markets across Europe and the ongoing secular shift from print to online continued to drive revenue growth, however toward the end of the quarter we did experience a slowdown in customer activity, particularly from U.S.–based multi-national customers reflecting the economic environment. In the Asia/Pacific region we continued to experience strong revenue growth.

 Our Careers – International segment generated an operating margin of 6.1% in the first quarter of 2008, a decrease from a 7.5% reported operating margin in the comparable 2007 period. Operating expenses increased primarily as a result of a 49% increase in marketing and promotion expenditures, which included approximately $12.8 million of incremental marketing costs related to the global brand re-launch in January 2008. Technology infrastructure costs increased in 2008 by 51%, as we remain committed to investing in our product, new technology and other technology assets in order to sustain long-term profitability. In addition, we incurred higher salary and related costs, primarily due to increased compensation and a broader level of associates participating in our equity plan.

Internet Advertising & Fees

 The operating results of our Internet Advertising & Fees segment for the three months ended March 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$33,556	100.0%	$38,805	100.0%	$(5,249)	(13.5)%

Selling, general and administrative(a)	33,440	99.7%	32,366	83.4%	1,074	3.3%
Depreciation and amortization(b)	2,995	8.9%	2,135	5.5%	860	40.3%

Operating (loss) income	$(2,879)	(8.6)%	$4,304	11.1%	$(7,183)	(166.9)%

(a)
Includes costs for restructuring and other special charges of $781 and security breach remediation of $41 in 2008.

(b)
Includes $898 and $293 of amortization of stock based compensation in 2008 and 2007, respectively.

 Revenue at our Internet Advertising & Fees segment decreased 13.5% in the first quarter of 2008 compared to the first quarter of 2007. Our strategic decision in 2007 to remove interstitial advertisements and student loan advertising continued to negatively impact comparable results. We also experienced lower demand from financial services customers.

 Our Internet Advertising & Fees segment posted an operating loss of $2.9 million in the first quarter of 2008, a decline from operating income of $4.3 million in the first quarter of 2007. Marketing and promotion costs increased 10%, primarily from $0.7 million in incremental costs related to the global brand re-launch. As part of our on going analysis of our businesses, we have decided to wind down our Tickle property in the second quarter of 2008. Tickle has negatively affected operating margins and no longer fits within our strategic growth strategy. In the first quarter of 2008, Tickle generated an operating loss of $2.0 million on revenue of $3.9 million. We expect to incur costs related to the wind down of Tickle of approximately $16 million, related to severance, asset write-offs and other costs associated with the wind down.

Consolidated Operating Expenses and Operating Income

 Consolidated operating expenses and operating income for the three months ended March 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ Increase (Decrease)	% Increase (Decrease)
Salaries and related	$141,688	38.3%	$122,347	37.2%	$19,341	15.8%
Office and general	75,725	20.4%	70,417	21.4%	5,308	7.5%
Marketing and promotion	114,633	31.0%	78,069	23.7%	36,564	46.8%
Restructuring and other special charges	6,927	1.9%	—	—%	6,927	100.0%

Operating expenses	338,973	91.5%	270,833	82.3%	68,140	25.2%

Operating income	$31,393	8.5%	$58,195	17.7%	$(26,802)	(46.1)%

 Our consolidated operating expenses grew 25.2% in the first quarter of 2008, as every major line item increased over the comparable 2007 period. Marketing and promotion expenses increased $36.6 million, or 46.8%, as a result of approximately $31.3 million of incremental marketing expenses associated with media placement and production costs for the global brand re-launch in January 2008. The Company made a strategic decision to reinvigorate and re-launch the Monster brand, on a global basis, an initiative that we believe will benefit future quarters and years. We are committed to reinvesting in critical areas such as sales, product innovation, brand support and infrastructure. Although overall headcount is down approximately 3% from the first quarter of 2007, we are providing our associates with broader equity and incentive compensation opportunities, which is designed to reward our associates who are becoming increasingly productive, as average revenue per employee has increased over 2007. Included within the salaries and related line item is approximately $5.3 million and $4.4 million of stock-based compensation costs for the quarters ended March 31, 2008 and 2007, respectively. The effects of the weakening U.S. dollar impacted our consolidated operating expenses by approximately $10.0 million in the first quarter of 2008, compared to the 2007 period. Increases in office and general expenses primarily resulted from additional depreciation and amortization of $3.0 million and costs associated with annual regional sales conferences that launched our new brand strategy in the beginning of the year. Included in 2008 office and general expenses are $3.0 million of professional fees and expenses related to the ongoing stock option investigation. Stock option investigation costs were $9.8 million in the first quarter of 2007. As a result of our restructuring and reinvestment programs, we believe we have made solid progress in improving the Company's operating platform to facilitate future growth.

Income Taxes

 Income taxes for the three months ended March 31, 2008 and 2007 are as follows:

			Change
	March 31, 2008	March 31, 2007
(dollars in thousands)			$	%
Income from continuing operations before income taxes	$38,793	$63,499	$(24,706)	(38.9)%
Income taxes	14,380	22,352	(7,972)	(35.7)%
Effective tax rate	37.1%	35.2%

 Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and accrual of interest on accrued tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the

Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Earnings Per Share

 Diluted earnings per share from continuing operations decreased 40.0% in the 2008 period, primarily as a result of lower operating income from Careers – North America and Internet Advertising & Fees, resulting from the costs for the global brand re-launch. Diluted weighted average shares outstanding decreased by approximately 9.1 million shares, primarily as a result of the repurchase of 10.3 million shares of common stock since August 2007. Net income was 6.1% of total revenue in the first quarter of 2008, compared to 12.0% in the first quarter of 2007.

Financial Condition

 The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

			Change
	March 31, 2008	December 31, 2007
(dollars in thousands)			$	%
Cash and cash equivalents	$316,736	$129,744	$186,992	144.1%
Marketable securities (current and non-current)	181,952	448,703	(266,751)	(59.4)%

Cash and cash equivalents and marketable securities	$498,688	$578,447	$(79,759)	(13.8)%

Percentage of total assets	24.2%	27.8%

 Consolidated cash flows for the three months ended March 31, 2008 and 2007 are as follows:

			Change
	March 31, 2008	March 31, 2007
(dollars in thousands)			$	%
Cash provided by operating activities of continuing operations	$78,518	$81,982	$(3,464)	(4.2)%
Cash provided by (used for) investing activities of continuing operations	178,078	(79,145)	257,223	325.0%
Cash (used for) provided by financing activities of continuing operations	(79,699)	30,245	(109,944)	(363.5)%
Cash used in discontinued operations	(161)	(2,983)	2,822	94.6%
Effect of exchange rates on cash	10,256	963	9,293	965.0%

 Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions and (iv) capital expenditures. In accordance with a shareholders agreement, we and the majority shareholders of ChinaHR have certain rights and obligations, including the potential right or obligation, as the case may be, of the Company to purchase the majority shareholders' remaining interest in ChinaHR (subject to compliance with applicable local regulatory requirements and other conditions) pursuant to put and call options which may be exercised by the majority shareholders or the Company at any time during the 18-month period following February 1, 2008. We are currently considering our obligations under the shareholders agreement and remain committed to consummating the purchase of the remaining interest in ChinaHR sometime during the third quarter of 2008. On January 30, 2008, we entered into a loan agreement with ChinaHR, whereby we agreed to advance ChinaHR up to an aggregate of $5.0 million immediately and up to an additional $2.0 million upon the receipt of consolidated financial statements as of an for the year ended December 31, 2007 for ChinaHR. Through March 2008, we advanced ChinaHR $5.0 million. These loan agreements are in addition to the $20.0 million in advances made in 2006 and

2007. We also plan to purchase shares of our common stock from time to time, as conditions warrant pursuant to our share repurchase program.

 Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term equity investment purposes.

 As of March 31, 2008, the Company held $104,450 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. All our auction rate securities are rated AAA, Aaa or AAA/Aaa. Based on a third party valuation and an analysis of other-than-temporary impairment factors, our auction rate securities were written down to an estimated fair value of $102.7 million, resulting in an unrealized loss of $1.7 million. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of shareholders' equity.

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

 During the first quarter of 2008, we recorded $3.0 million of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs were recorded as a component of office and general expenses and primarily relate to professional services for legal fees. We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2008 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

 We paid approximately $15.6 million for income taxes during the first quarter of 2008, primarily for our 2007 income tax liability. In 2008, we expect to pay U.S. domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have absorbed all of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.

 As of March 31, 2008, we had cash and cash equivalents and total marketable securities of $498.7 million, compared to $578.4 million as of December 31, 2007. Our decrease in cash and total marketable securities of $79.8 million in the first quarter of 2008, primarily results from our repurchase of 3.0 million shares of our common stock for $78.9 million, our acquisition of Affinity Labs Inc. for $61.6 million, net of cash acquired, and $20.6 million of capital expenditures. Cash flows from operating activities of $78.4 million partially offset these items.

 Cash provided by operating activities was $78.4 million for the three months ended March 31, 2008, essentially unchanged from $79.0 million in 2007, and resulted from $22.6 million of net income and $18.2 million of net non-cash items, increased by a $37.6 million change in working capital. The decrease in net income of $16.9 million in 2008 compared to 2007 was offset by increased cash provided by working capital, primarily from account receivable of $12.7 million, due to a higher collection level primarily in Careers – North America, and lower cash usage from accounts payable, accrued liabilities and other of $9.3 million. Cash flow from operating activities in 2008 was decreased by $0.2 million from cash used to fund liabilities related to our discontinued Advertising and Communications businesses, a reduction of $2.8 million for the 2007 period.

 We generated $178.1 million of cash from investing activities for the three months ended March 31, 2008, primarily from net sales of marketable securities of $265.2 million, as we invested in shorter term securities with higher liquidity. We used cash in the first quarter of 2008 to acquire Affinity Labs Inc. for $61.6 million, net of cash acquired, and invested in capital expenditures of $20.6 million, as we expanded our infrastructure and systems in North America and Europe. Additionally, we funded $5.0 million to ChinaHR pursuant to a loan agreement that we entered into with ChinaHR.

 We used cash for financing activities in the first quarter of 2008 of $79.7 million, primarily to repurchase 3.0 million shares of our common stock for $78.9 million under the share repurchase program, and used an additional $0.6 million to satisfy tax obligations associated with the vesting of employee stock awards.

 In 2005, the Board of Directors approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our common stock. The November 2005 share repurchase plan was utilized fully during 2007. In 2007, the Board approved share repurchase plans authorizing us to purchase up to an additional $350 million of shares of our common stock. On January 30, 2008, the Board authorized us to purchase an additional $100 million of shares of our common stock under the share repurchase plan. As of March 31, 2008, we have authorization to purchase up to an additional $174.4 million shares of our common stock and all current repurchase plan authorizations expire on January 30, 2009.

Recent Accounting Pronouncements

 Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, ("SFAS 157") for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company's adoption of SFAS 157 did not have a material effect on the Company's consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

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

 We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Standard & Poor's and Moody's rating services and restricting amounts that can be invested with any single issuer.

 As of March 31, 2008, our investments included $104.5 million of AAA, Aaa or AAA/Aaa rated auction-rate securities that are collateralized by debt obligations supported by student loans, of which approximately 87% of the underlying student loans are substantially guaranteed by the U.S. government. There is no assurance that successful auctions on the remaining auction-rate securities in our investment portfolio will continue to succeed. As of March 31, 2008, unrealized losses on these investments were $1.7 million. As of March 31, 2008, all other unrealized gains, net, on marketable securities were $0.2 million.

 The instability in the credit markets may affect our ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the company continues to believe that it will ultimately recover all amounts invested in these securities. In addition, we believe that any potential future unrealized gain or loss associated with these auction rate securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment. If such losses become permanent, an impairment charge would be recorded to our consolidated statement of operations, which could have a material adverse affect on our results of operations and financial condition.

 We have a presence in approximately 40 countries around the world. For the three months ended March 31, 2008, approximately 43.3% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the dollar.

 The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the quarter ended March 31, 2008, our cumulative translation adjustment account increased $39.0 million, primarily attributable to the weakening of the U.S. dollar against the Euro and Swedish Krona.

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

Stock Option Investigations and Related Litigation

 The Company announced on June 12, 2006 that a committee of independent directors of the Board of Directors, assisted by outside counsel, was conducting an independent investigation to review the Company's historical stock option grant practices and related accounting.

Investigations.

 The United States Attorney's Office for the Southern District of New York ("USAO") and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company's former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC $275,990 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company. On April 30, 2008, James J. Treacy, who served as a senior executive of the Company from 1994 to 2002 and as a member of the Company's Board of Directors from 1998 to 2003, was indicted for securities fraud and conspiracy in the United States District Court for the Southern District of New York. In addition, on April 30, 2008, the SEC commenced a civil action in the United States District Court for the Southern District of New York against Mr. Treacy and Anthony Bonica, the Company's former Controller, alleging multiple violations of the federal securities laws in connection with the Company's historical stock option grants.

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).

 In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). On December 14, 2007, the Court granted the defendants' motions to dismiss and dismissed the ERISA action with prejudice as against the Company and certain of the individual defendants (including all of the current directors of the Company who have been named as defendants) and without prejudice against certain of the individual defendants (including one current employee of the Company). On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint ("SAC") against the Company, three of the individual defendants who had been dismissed from the action without prejudice, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. The defendants have moved to dismiss the SAC.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and In re Monster Worldwide Inc. Derivative Litigation, Index. No. 06 108700 (Supreme, N.Y. County)).

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

 On January 22, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, the SLC and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in the Derivative Actions. The settlement provides that Mr. McKelvey will pay the Company $8 million and convert the 4,762,000 shares of Class B common stock owned by him for a like number of ordinary shares of common stock. The Memorandum of Understanding calls for the execution of a Settlement Agreement to be subject to Court approval. Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters.

 Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. The Company expects that a formal settlement agreement resolving Monster Worldwide's claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others will in the near future be presented for approval to the Supreme Court of the State of New York and the U.S. District Court for the Southern District of New York.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).

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

Dispute with Option Holders.

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

Consequences Under the Internal Revenue Code.

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

General.

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

Security Breach

 In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called "phishing" emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the "FTC") in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with these governmental authorities' inquires and, if necessary, intends to continue to cooperate with such requests.

Litigation Relating to the Company's Tickle Business Unit

 In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received "unauthorized charges." The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys' fees and equitable relief. Discovery in this action is underway.

Class B Common Stock

 On September 25, 2007, Andrew J. McKelvey, the Company's former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Class B common stock to secure his obligations under the contract. Each share of Class B common stock is entitled to ten (10) votes. The Company's charter provides that the shares of Class B common stock immediately convert into common stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B common stock. The Company was in the process of determining whether, if as a result of the prepaid variable forward contract and the associated pledge, the shares of Class B common stock held by Mr. McKelvey have converted to ordinary shares of common stock. Because of the settlement with Mr. McKelvey described above, this determination would likely be rendered moot. Accordingly, the Company will only make such a determination if the settlement becomes inoperative and, pending such a determination, has treated the shares of Class B common stock as being outstanding in this Form 10-Q. Such treatment is without prejudice.

Patent Claim

 In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc., CareerBuilder LLC., Gannet Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court, Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates Plaintiff's patent. The Complaint seeks permanent injunctive and/or monetary relief. Based upon the Company's initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended March 31, 2008 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

As of December 31, 2007				$153,250,104
January 1–January 31	—	N/A	—	253,250,104
February 1–February 29	1,310,400	$27.35	1,310,400	217,404,478
March 1–March 31	1,691,428	$25.45	1,691,428	174,358,045

Total	3,001,828	$26.28	3,001,828	$174,358,045

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

ITEM 6.    EXHIBITS.

        The following exhibits are filed as a part of this report:

10.1	Memorandum of Understanding dated January 22, 2008, among Monster Worldwide Inc., the Special Litigation Committee of the Board of Directors of Monster Worldwide, Inc. and Andrew J. McKelvey. (1)
10.2	Monster Worldwide, Inc. 1999 Long-Term Incentive Plan, as amended as of January 1, 2008.
15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K filed January 23, 2008.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: May 8, 2008	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi Chairman, President and Chief Executive Officer (principal executive officer)
Dated: May 8, 2008	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: May 8, 2008	By:	/s/ JONATHAN TRUMBULL
Jonathan Trumbull Chief Accounting Officer and Global Controller (principal accounting officer)