Form 10-Q
period 2008-06-30
MONSTER WORLDWIDE INC
filed 2008-08-06
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding as of August 1, 2008

Common Stock	119,216,275
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated statements of operations	3
	Consolidated balance sheets	4
	Consolidated statements of cash flows	5
	Notes to consolidated financial statements	6
	Report of Independent Registered Public Accounting Firm	23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 6.	Exhibits	50
Signatures		51
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$354,294	$323,985	$720,766	$645,815

Salaries and related	135,879	144,955	276,327	266,319
Office and general	75,358	62,619	149,257	130,623
Marketing and promotion	68,976	73,568	180,830	146,077
Provision for legal settlements, net	40,100	-	40,100	-
Restructuring and other special charges	2,732	-	9,659	-

Total operating expenses	323,045	281,142	656,173	543,019

Operating income	31,249	42,843	64,593	102,796
Interest and other, net	3,057	6,903	10,440	12,316

Income from continuing operations before income taxes and equity interests	34,306	49,746	75,033	115,112
Income taxes	12,153	17,587	27,296	40,677
Loss in equity interests, net	(3,592)	(2,966)	(5,414)	(4,386)

Income from continuing operations	18,561	29,193	42,323	70,049
Income (loss) from discontinued operations, net of tax	12,269	(577)	11,098	(1,951)

Net income	$30,830	$28,616	$53,421	$68,098

Basic earnings (loss) per share:
Income from continuing operations	$0.15	$0.22	$0.35	$0.54
Income (loss) from discontinued operations, net of tax	0.10	-	0.09	(0.01)

Basic earnings per share*	$0.26	$0.22	$0.44	$0.52

Diluted earnings (loss) per share:
Income from continuing operations	$0.15	$0.22	$0.35	$0.53
Income (loss) from discontinued operations, net of tax	0.10	-	0.09	(0.01)

Diluted earnings per share*	$0.25	$0.21	$0.44	$0.51

Weighted average shares outstanding:
Basic	120,885	130,542	121,798	130,268
Diluted	121,541	133,121	122,552	133,324

* - Earnings per share may not add in certain periods due to rounding.

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$365,454	$129,744
Available-for-sale securities	68,579	448,703
Accounts receivable, net of allowance for doubtful accounts of $15,658 and $15,613	410,427	499,854
Prepaid and other	121,093	106,664

Total current assets	965,553	1,184,965

Available-for-sale securities, non-current	99,330	-
Goodwill	690,161	615,334
Property and equipment, net	149,048	123,397
Intangibles, net	32,695	35,351
Investment in unconsolidated affiliates	44,446	50,871
Other assets	70,476	53,162
Non-current assets of discontinued operations	-	14,730

Total assets	$2,051,709	$2,077,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,538	$57,334
Accrued expenses and other current liabilities	273,136	233,427
Deferred revenue	470,408	524,331
Income taxes payable	2,403	13,384
Current portion of long-term debt	142	184

Total current liabilities	791,627	828,660

Non-current income taxes payable	119,360	111,108
Deferred income taxes	15,952	14,878
Other long-term liabilities	1,371	2,156
Long-term debt, less current portion	126	231
Non-current liabilities of discontinued operations	-	4,276

Total liabilities	928,436	961,309

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,502 and 128,280 shares, respectively; outstanding: 115,956 and 119,013 shares, respectively	129	128
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,397,281	1,468,808
Accumulated other comprehensive income, net	143,264	118,387
Accumulated deficit	(417,406)	(470,827)

Total stockholders' equity	1,123,273	1,116,501

Total liabilities and stockholders' equity	$2,051,709	$2,077,810

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$53,421	$68,098

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(11,098)	1,951
Depreciation and amortization	25,793	20,017
Provision for legal settlements, net	40,100	-
Provision for doubtful accounts	6,771	5,113
Non-cash compensation	15,028	21,478
Deferred income taxes	(19,582)	(5,505)
Loss in equity interests and other	7,499	3,814
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	82,660	20,366
Prepaid and other	19,098	(4,204)
Deferred revenue	(53,923)	8,051
Accounts payable, accrued liabilities and other	(13,597)	(1,787)
Net cash used for operating activities of discontinued operations	(3,129)	(5,232)

Total adjustments	95,620	64,062

Net cash provided by operating activities	149,041	132,160

Cash flows provided by (used for) investing activities:
Capital expenditures	(50,213)	(36,964)
Purchase of marketable securities	(156,882)	(682,586)
Sales and maturities of marketable securities	436,305	589,565
Payments for acquisitions and intangible assets, net of cash acquired	(61,567)	(1,806)
Cash funded to equity investee	(5,000)	(4,100)
Dividends received from equity investee	1,011	-
Net cash used for investing activities of discontinued operations	-	(250)

Net cash provided by (used for) investing activities	163,654	(136,141)

Cash flows (used for) provided by financing activities:
Repurchase of common stock	(86,327)	(10,042)
Excess tax benefits from equity compensation plans	120	12,343
Payments on debt obligations	(147)	-
Proceeds from exercise of employee stock options	1,046	53,401
Payments on acquisition debt	-	(21,862)

Net cash (used for) provided by financing activities	(85,308)	33,840

Effects of exchange rates on cash	8,323	2,000
Net increase in cash and cash equivalents	235,710	31,859
Cash and cash equivalents, beginning of period	129,744	58,680

Cash and cash equivalents, end of period	$365,454	$90,539

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,952	$43,986
Cash paid for interest	$730	$796
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$449	$325

See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company" or "Monster Worldwide") has continuing operations that consist of three reportable segments: Careers – North America, Careers – International and Internet Advertising & Fees. Revenue in the Company's Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company's resume databases and other career-related services. Revenue in the Company's Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, "click-throughs" on text based links and leads provided to advertisers. The Company's Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

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

A reconciliation of shares used in calculating basic and diluted earnings per share and certain common stock equivalents for options and shares of non-vested stock excluded from the computation of earnings per share due to their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)	2008	2007	2008	2007
Basic weighted average shares outstanding	120,885	130,542	121,798	130,268
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans	656	2,579	754	3,056

Diluted weighted average shares outstanding	121,541	133,121	122,552	133,324

Weighted average anti-dilutive common stock equivalents	8,358	531	6,264	469

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-vested stock awards using the fair-market value of the Company's common stock on the date of the grant. The Company awards stock options and non-vested stock to employees, directors and executive officers. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As of June 30, 2008, the unrecognized compensation expense for stock options was $2,135 and is expected to be recognized over a period of 3.7 years and the unrecognized compensation expense for non-vested stock was approximately $120,647 to be recognized over a period of 3.8 years. These awards are being amortized over the vesting periods on a straight-line basis, net of forfeitures. The Company does not capitalize stock-based compensation costs.

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Non-vested stock, included in salaries and related	$8,351	$17,069	$13,557	$21,245
Non-vested stock, included in restructuring and other special charges	-	-	1,162	-
Stock options, included in salaries and related	182	47	309	233

Total	$8,533	$17,116	$15,028	$21,478

Share-based Payment Activity

The following table summarizes the Company's stock option activity for the six months ended June 30, 2008:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,876	$29.13
Granted	138	27.77
Exercised	(54)	19.47
Forfeited/expired/cancelled	(73)	37.93

Outstanding at June 30, 2008	6,887	29.17	4.6	$9,063

Options exercisable at June 30, 2008	6,018	$28.76	4.2	$9,063

During the six months ended June 30, 2008 and 2007, the aggregate intrinsic value of options exercised was $421 and $47,493, respectively.

The following table summarizes the Company's non-vested stock activity for the six months ended June 30, 2008:

(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2008	1,671	$39.67
Granted	3,363	27.83
Forfeited	(417)	36.22
Vested	(208)	43.71

Non-vested at June 30, 2008	4,409	$30.85

3.     DISCONTINUED OPERATIONS

During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company's decision was based upon Tickle's non-core offerings, which no longer fit the Company's long-term strategic growth plans, and Tickle's lack of profitability. Tickle's discontinued operations for the first six months of 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,355 and a net loss of $5,056 from its operations. The income tax benefit included $25,500 of current tax benefits for current period operating losses and tax losses incurred upon Tickle's discontinuance and $3,855 of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.

During the year ended December 31, 2006, the Company disposed of businesses that collectively comprised its former Advertising & Communications operating segment, in order to focus more resources to support the growth of the Monster franchise on a global basis. The Company incurred losses net of tax related to these disposals of $299 and $544 in the three and six month periods ended June 30, 2007, respectively, which are included in discontinued operations, but did not incur these costs in the 2008 periods.

For the three and six months ended June 30, 2008 and 2007, the revenue and costs related to the Company's discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,264	$7,164	$6,158	$14,362
Loss before income taxes	(16,323)	(922)	(18,257)	(3,165)
Income tax benefit	(28,592)	(345)	(29,355)	(1,214)

Income (loss) from discontinued operations, net of tax	$12,269	$(577)	$11,098	$(1,951)

4.     BUSINESS COMBINATIONS

The following table summarizes the Company's business combinations completed from January 1, 2007 through June 30, 2008. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

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

In January 2007, the Company's Careers – International segment purchased Arbeidskamerater AS ("AAS"), a Norwegian online career sales company, founded in 2004 as a sales agent for Monster in Norway. The acquisition of AAS enabled Monster to expand within the growing Norwegian online career market. Consideration for the acquisition was $1,654, net of cash acquired, and the Company recorded $1,777 of goodwill. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

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

Changes in the Company's approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for up to one year following the acquisition date and must be recorded in the Company's operating results thereafter. As of June 30, 2008 and December 31, 2007, the Company had accrued $4,596 and $5,193, respectively, for integration and restructuring obligations, mainly for future operating lease payments.

5.     FAIR VALUE MEASUREMENT

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. Financial assets (cash equivalents and available-for-sale securities) carried at fair value as of June 30, 2008 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Money market funds	$210,265	$-	$-	$210,265
Bank time deposits	-	51,749	-	51,749
Municipal bonds	-	28,750	-	28,750
Commercial paper	-	80,590	-	80,590
U.S. and foreign government obligations	-	10,100		10,100
Tax exempt auction rate bonds (Note 6)	-	-	99,330	99,330

Total	$210,265	$171,189	$99,330	$480,784

The Company did not have any liabilities that required it to use fair valuation as of June 30, 2008.

The changes in the fair value of the Level 3 tax exempt auction rate bonds financial assets are as follows:

	Three Months Ended June 30, 2008	Six Months ended June 30, 2008
Balance beginning of period	$102,716	$357,228
Unrealized gain (loss) included in other comprehensive income	314	(1,420)
Net settlements	(3,700)	(256,478)

Balance June 30, 2008	$99,330	$99,330

6.     INVESTMENTS

Marketable Securities

As of June 30, 2008, the Company held $100,750 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S.

Department of Education. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing substantially all of the Company's auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the issuers redeem their bonds. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as a component of available for sale marketable securities, non-current in its unaudited consolidated balance sheet as of June 30, 2008. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.

While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 3.44% at June 30, 2008) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and analysis, and this valuation considered, among other factors, i) the credit quality of the underlying collateral (typically student loans); ii) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); iii) an estimate of when the next successful auction date will occur; and iv) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.

The Company also used available data sources for market observables, which were primarily derived from third party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparables were not available, industrial averages were used or standard assumptions based on industry practices were used.

Based on these valuations, the auction rate securities with the original par value and cost of $100,750 were written down to an estimated fair value of $99,330, resulting in an unrealized loss of $1,420. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of stockholders' equity.

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

The Company's available-for-sale investments reported as current and non-current marketable securities as of June 30, 2008 are as follows:

	Cost	Gross unrealized losses	Gross unrealized gains	Estimated fair value
Current
Municipal bonds	$28,700	$-	$50	$28,750
Bank time deposits	22,009	-	-	22,009
Commercial paper	10,187	-	-	10,187
Sovereign bonds	7,633	-	-	7,633

Total	$68,529	$-	$50	$68,579

Non-current
Tax-exempt auction rate bonds	$100,750	$1,420	$-	$99,330

Total	$100,750	$1,420	$-	$99,330

The estimated fair value of the Company's marketable securities as of December 31, 2007 approximated the gross amortized cost value. The Company believes that it did not have any unrealized losses as of December 31, 2007, as the Company sold or rolled over at par more than 95% of the securities held at December 31, 2007.

The Company reviews impairments associated with the above to determine the classification of the impairment as "temporary" or "other-than-temporary" in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income, a component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of June 30, 2008, the Company believes that all of the impairment of its auction rate securities investments is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company's future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.

Equity Investments

The Company accounts for investments with non-controlling interests using the equity method of accounting, recording its owned percentage of the investment's net results of operations in loss in equity interests, net, in the Company's consolidated statement of operations. Such losses reduce the carrying value of the Company's investment and gains increase the carrying value of the Company's investment. Dividends paid by the equity investee reduce the carrying amount of the Company's investment.

In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. ("ChinaHR") for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company has the right to occupy three of seven seats on ChinaHR's Board of Directors. The carrying value of the investment was $43,845 as of June 30, 2008 and was recorded on the consolidated balance sheet as an investment in unconsolidated affiliates.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans will be assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and shall be payable quarterly, in arrears. The credit facility provides that any advances shall be due and payable in full on the maturity date, which is the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. At December 31, 2007, the total amount outstanding under the credit facility was $20,000 and was recorded in other assets on the consolidated balance sheet. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company has agreed to advance ChinaHR up to an aggregate of $5,000 immediately and up to an additional $2,000 upon the receipt of consolidated financial statements as of and for the year ended December 31, 2007. During the six months ended June 30, 2008, the Company advanced an additional $5,000 to ChinaHR bringing the total amount outstanding under the credit facilities to $25,000, which was recorded as a component of other assets on the consolidated balance sheet as of June 30, 2008.

The Company and the majority shareholders of ChinaHR are parties to a shareholders agreement that provides for various rights and obligations. The Company is currently considering its obligations under the shareholders agreement, is continuing its due diligence review and is in advanced negotiations regarding the purchase of the remaining interest in ChinaHR. The Company remains committed to consummating the transaction (which is estimated to occur sometime during the third quarter of 2008).

The Company has a 25% equity investment in Finland related to a business combination completed in 2001. The Company received a dividend of $1,011 in the second quarter of 2008 for this investment. The carrying value of the investment was $601 as of June 30, 2008 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income and loss in equity interests, net for the three and six month periods ended June 30, 2008 and 2007 are based upon unaudited financial information and are as follows by equity investment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
ChinaHR	$(3,843)	$(3,174)	$(6,000)	$(5,263)
Finland	251	208	586	877

Loss in equity interests, net	$(3,592)	$(2,966)	$(5,414)	$(4,386)

7.     RESTRUCTURING AND OTHER SPECIAL CHARGES

On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company's workforce by approximately 800 associates. Subsequent to announcement of this plan, the Company made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through June 30, 2008, the Company has notified or terminated approximately 440 associates and approximately 140 associates have voluntarily left the Company. Cumulative expense for the program since inception is $26,256. The Company anticipates that these initiatives will reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion.

Restructuring and other special charges and related liability balances are as follows:

	December 31, 2007	Expense	Cash Payments	Non-Cash Utilization(1)	June 30, 2008
Workforce reduction	$6,226	$7,405	$(8,404)	$(1,162)	$4,065
Fixed asset write-offs	-	1,847	-	(1,847)	-
Consolidation of office facilities	459	287	(174)	-	572
Other costs and professional fees	505	120	(544)	-	81

Total	$7,190	$9,659	$(9,122)	$(3,009)	$4,718

(1) Non-cash utilization includes accelerated vesting of stock-based compensation and the write-off of fixed assets.

8.     PROPERTY AND EQUIPMENT, NET

	June 30, 2008	December 31, 2007
Capitalized software costs	$161,888	$135,935
Furniture and equipment	31,738	32,573
Leasehold improvements	29,369	27,272
Computer and communications equipment	152,069	137,633

	375,064	333,413
Less: accumulated depreciation	226,016	210,016

Property and equipment, net	$149,048	$123,397

Depreciation expense was $23,133 and $17,210 for the six months ended June 30, 2008 and 2007, respectively.

9.     STOCKHOLDERS' EQUITY

Common and Class B Common Stock

Each share of Class B common stock is entitled to ten votes on each matter that the holders of Common Stock are entitled to vote on and is convertible, at any time, at the option of the stockholder into one share of common stock. As of June 30, 2008, all Class B common stock is held by Andrew J. McKelvey, the Company's former Chief Executive Officer.

On January 22, 2008, the Company, the Special Litigation Committee of the Board of Directors of the Company and Mr. McKelvey entered into a Memorandum of Understanding ("Memorandum of Understanding"). The Memorandum of Understanding provides that, pursuant to a Settlement Agreement, Mr. McKelvey will agree, among other things, to convert (the "Conversion") all of the shares of Class B common stock of the Company held by him into shares of common stock of the Company (thereby terminating the supervoting rights of the shares of Class B common stock). Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the Conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters. A hearing by the Supreme Court of the State of New York, New York County, with respect to final approval of the Company's derivative settlements, including the settlement with Mr. McKelvey, is scheduled for October 2, 2008. For more information, see Note 13.

Share Repurchase Plan and Share Withholdings

In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009. For the six months ended June 30, 2008, the Company purchased 3,279,328 shares of its common stock for an aggregate purchase price of $85,138. From inception through June 30, 2008, under the authorized repurchase plan, the Company repurchased 11,619,024 shares of its common stock for an aggregate purchase price of $381,888. The Company also withheld 47,999 shares valued at $1,189 during the first six months of 2008 to satisfy withholding obligations upon the vesting of employee stock awards.

10.   COMPREHENSIVE INCOME

The Company's comprehensive income is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net income	$30,830	$28,616	$53,421	$68,098
Foreign currency translation adjustment and other	(12,744)	5,425	26,247	5,510
Net unrealized gain (loss) on available-for-sale securities	178	(37)	(1,370)	(46)

Comprehensive income	$18,264	$34,004	$78,298	$73,562

11.   SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company's reportable segments. See Note 1 for a description of the Company's operating segments.

The following tables present the Company's operations by business segment and by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2008	2007	2008	2007
Careers – North America	$164,280	$174,481	$347,818	$358,498
Careers – International	156,673	116,845	309,945	223,051
Internet Advertising & Fees	33,341	32,659	63,003	64,266

Revenue	$354,294	$323,985	$720,766	$645,815

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income	2008	2007	2008	2007
Careers – North America	$58,409	$54,579	$98,110	$120,457
Careers – International	31,916	12,055	41,559	20,016
Internet Advertising & Fees	4,656	5,679	3,225	11,741
Corporate expenses	(63,732)	(29,470)	(78,301)	(49,418)

Operating income	$31,249	$42,843	$64,593	$102,796

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization	2008	2007	2008	2007
Careers – North America	$5,806	$4,853	$10,950	$8,827
Careers – International	6,158	4,332	11,721	8,203
Internet Advertising & Fees	1,523	1,333	2,886	2,448
Corporate expenses	118	245	236	539

Depreciation and amortization	$13,605	$10,763	$25,793	$20,017

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring and Other Special Charges
	2008	2007	2008	2007
Careers – North America	$926	$-	$3,956	$-
Careers – International	1,400	-	4,516	-
Internet Advertising & Fees	338	-	1,119	-
Corporate expenses	68	-	68	-

Restructuring and other special charges	$2,732	$-	$9,659	$-

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographic Region	2008	2007	2008	2007
United States	$190,115	$200,890	$396,260	$411,617
Germany	37,491	25,521	74,994	49,762
Other foreign	126,688	97,574	249,512	184,436

Revenue	$354,294	$323,985	$720,766	$645,815

The following table reconciles each reportable segment's assets to total assets reported on the Company's consolidated balance sheets:

Total Assets by Segment	June 30, 2008	December 31, 2007
Careers – North America	$586,621	$673,353
Careers – International	764,232	721,679
Internet Advertising & Fees	195,606	136,851
Corporate	367,732	424,057
Shared assets (a)	137,518	107,140
Discontinued operations	-	14,730

Total assets	$2,051,709	$2,077,810

(a)
Shared assets represent assets that provide economic benefit to all of the Company's operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

The following table reconciles long-lived assets by geographic region to the Company's consolidated balance sheets:

Long-lived Assets by Geographic Region (a)	June 30, 2008	December 31, 2007
United States	$625,020	$541,580
International	246,884	232,502

Total long-lived assets	$871,904	$774,082

(a)
Long-lived assets are composed of goodwill, property and equipment and other intangible assets.

12.   INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The gross liability for uncertain tax positions, under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109 (inclusive of estimated accrued interest and penalties thereon), at June 30, 2008 and December 31, 2007 is recorded as non-current taxes payable of $119,360 and $111,108, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.

The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. At this point, it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next twelve months.

13.   STOCK OPTION INVESTIGATIONS AND LITIGATION

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

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). On December 14, 2007, the Court granted the defendants' motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint ("SAC") against the Company, three of the individuals who had been defendants in the amended complaint, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act ("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants' motions to dismiss the SAC. Discovery is now pending.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and Louisiana Municipal Police Employees' Retirement System, et al. v. Paul Camara, et al., Index. No. 06 108700 (Supreme, N.Y. County)).

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Exchange Act for the period between January 1, 1997 and October 2006. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

The three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County were also consolidated. The consolidated actions have been styled as Louisiana Municipal Police Employees' Retirement System, et al. v. Paul Camara, et al., Index. No. 06-108700 (Supreme, N.Y. County) (previously captioned as In re Monster Worldwide Inc. Derivative Litigation.) On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. On June 2, 2008, the formal settlement agreement resolving Monster Worldwide's claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others was presented for approval to both the Supreme Court of the State of New York, New York County, and the United States District Court for the Southern District of New York. On June 11, 2008, the United States District Court for the Southern District of New York preliminarily approved the settlement agreement and conditionally dismissed the federal derivative action, subject to further consideration thereof at a settlement hearing to be held by the Supreme Court of the State of New York, New York County. Pursuant to the proposed settlement agreement, the Company will receive approximately $10,000 in cash from various individuals (inclusive of the $8,000 from Mr. McKelvey), the Class B common stock held by Mr. McKelvey will be converted into ordinary shares of common stock, certain outstanding stock options and restricted stock units will be cancelled and the exercise price of certain outstanding options will be increased. On July 28, 2008, the Supreme Court of the State of New York, New York County, granted preliminary approval of the settlement agreement and scheduled an October 2, 2008 hearing with respect to final approval thereof.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities

Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company's former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On July 14, 2008, the Court certified a class consisting of all of those who purchased or acquired securities of the Company from May 5, 2005 to June 9, 2006 other than the defendants, the officers and directors of the Company, members of the immediate families of any excluded person, the legal representatives, heirs, successors or assigns of an excluded person, any entity in which defendants have or had a controlling interest and any current of former Company employee who acquired the Company's securities through the exercise of options. On July 30, 2008, the lead plaintiff, the Company and the individual defendants entered into a Memorandum of Understanding (the "Class Action Memorandum of Understanding") that memorializes the terms pursuant to which the parties intend, subject to Court approval, to settle the securities class action. The Class Action Memorandum of Understanding provides for a payment to the class by the defendants of $47,500 in full settlement of the claims asserted in the Securities Class Action. The Company's cost is anticipated to be approximately $25,000 (net of insurance and contribution from another defendant). The parties expect to enter into a formal settlement agreement in the near future and to thereafter seek court approval.

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

Litigation Relating to the Company's Discontinued Tickle Business

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

In May 2008, Fotomedia Technologies, LLC filed suit against the Company's Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

Patent Claim

In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc.; CareerBuilder LLC; Gannett Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court, Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates plaintiff's patent. The Complaint seeks permanent injunctive and/or monetary relief. Based on the Company's initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit.

14.   SUBSEQUENT EVENTS

On July 29, 2008, the Company's Careers – North America segment purchased Trovix, Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education, that provide users with more meaningful search results. Consideration for the acquisition was approximately $72,500 in cash. The transaction will be accounted for in the third quarter of 2008 and the allocation of the purchase price to assets and liabilities acquired will be finalized in 2008. The Company does not anticipate the acquisition having a material impact on financial results in 2008. Any goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

On July 30, 2008, the Company entered into a Memorandum of Understanding ("MOU") relating to a proposed settlement of the shareholder securities class action pending in the United States District Court for the Southern District of New York relating to the Company's historical stock option granting practices. In full settlement of the claims asserted in the shareholder securities class action, the MOU provides for a payment to the class of $47,500 of which approximately $25,100 is to be paid by the Company. The parties expect to enter into a formal Settlement Agreement in the near future and to thereafter seek Court approval. Accordingly, $25,100 has been recorded as a provision for legal settlements, net in the second quarter of 2008. Also recorded in the provision for legal settlements, net in the second quarter of 2008, was approximately $15,000 for estimated expenses relating to the other outstanding litigation in connection with Monster's historical stock option granting practices.

On July 28, 2008, the New York State Supreme Court gave preliminary approval to the settlement of the New York State Court and Federal Court derivative lawsuits, the terms of which were previously announced. A final hearing to approve the settlement will be held on October 2, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the "Company") as of June 30, 2008, and the related consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2008. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 3, the Company has classified the results of operations of Tickle Inc. as discontinued operations and accordingly the accompanying December 31, 2007 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
New York, New York
July 31, 2008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the "Company," "Monster Worldwide", "Monster," "we," "our" or "us") makes forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the "SEC"). In addition, we make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, risks associated with acquisitions or dispositions, competition, ongoing costs associated with the Company's historical stock option practices and related litigation, costs associated with our restructuring plan and security breach, and the other risks discussed in this report and our other filings made with the SEC.

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

Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities internationally are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our Careers – International segment accounted for 43.0% of our consolidated revenue for the six months ended June 30, 2008, an increase of 8.5% over the comparable 2007 period. We are also positioned to benefit from the continued secular shift towards online recruiting. Through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our Careers – International business over the next several years.

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

Business Combinations

For the period January 1, 2007 through June 30, 2008, we completed two business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment

Affinity Labs Inc.	January 4, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers – International

Discontinued Operations

During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. Our decision was based upon Tickle's non-core offerings, which no longer fit our long-term strategic growth plans and Tickle's lack of profitability. Tickle's discontinued operations for the first six months of 2008 included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.4 million and a net loss of $5.1 million from its operations. The income tax benefit included $25.5 million of current tax benefits for current period operating losses and tax losses incurred upon Tickle's discontinuance and $3.9 million of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.

Also during the year ended December 31, 2006, we disposed of businesses that collectively comprised our former Advertising & Communications operating segment. These transactions were executed in order to focus more resources to support the growth of the Monster franchise on a global basis. For the three and six months ended June 30, 2008 and 2007, the revenue and costs related to our discontinued and disposed of businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Revenue	$2,264	$7,164	$6,158	$14,362
Loss before income taxes	(16,323)	(922)	(18,257)	(3,165)
Income tax benefit	(28,592)	(345)	(29,355)	(1,214)

Loss from discontinued operations, net of tax	$12,269	$(577)	$11,098	$(1,951)

Restructuring Plan

In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company's workforce by approximately 800 associates while simultaneously re-investing in areas of strategic importance, such as innovation, product and technology. Subsequent to the announcement of this plan, the Company made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through June 30, 2008, we have notified or terminated approximately 440 associates and approximately 140 associates have voluntarily left the Company. The restructuring plan arose out of a review of our organizational and cost structure by our executive management team. The restructuring is intended to realign the Company's cost structure to permit investment in key areas that will improve the customer experience, foster revenue growth and margin expansion and reduce operating expense growth rates from current levels. We have recorded charges and accruals in connection with these restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our initiatives. Although we do not anticipate significant changes, actual costs may differ from these estimates.

Results of Operations

Consolidated operating results as a percentage of revenue for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	38.4%	44.7%	38.3%	41.2%
Office and general	21.3%	19.3%	20.7%	20.2%
Marketing and promotion	19.5%	22.7%	25.1%	22.6%
Provision for legal settlements, net	11.3%	0.0%	5.6%	0.0%
Restructuring and other special charges	0.8%	0.0%	1.3%	0.0%

Total operating expenses	91.2%	86.8%	91.0%	84.1%

Operating income	8.8%	13.2%	9.0%	15.9%
Interest and other, net	0.9%	2.1%	1.4%	1.9%

Income from continuing operations before income taxes and loss in equity interests	9.7%	15.4%	10.4%	17.8%
Income taxes	(3.4)%	(5.4)%	(3.8)%	(6.3)%
Loss in equity interests, net	(1.0)%	(0.9)%	(0.8)%	(0.7)%

Income from continuing operations	5.2%	9.0%	5.9%	10.8%
Income (loss) from discontinued operations, net of tax	3.5%	(0.2)%	1.5%	(0.3)%

Net income	8.7%	8.8%	7.4%	10.5%

The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the three months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$354,294	100.0%	$323,985	100.0%	30,309	9.4%

Salaries and related	135,879	38.4%	144,955	44.7%	$(9,076)	(6.3)%
Office and general	75,358	21.3%	62,619	19.3%	12,739	20.3%
Marketing and promotion	68,976	19.5%	73,568	22.7%	(4,592)	(6.2)%
Provision for legal settlements, net	40,100	11.3%	-	0.0%	40,100	-
Restructuring and other special charges	2,732	0.8%	-	0.0%	2,732	-

Operating expenses	323,045	91.2%	281,142	86.8%	41,903	14.9%

Operating income	$31,249	8.8%	$42,843	13.2%	$(11,594)	(27.1)%

Our consolidated revenue grew 9.4% in the second quarter of 2008 compared to 2007. The effect of the weakening U.S. dollar contributed approximately $14.0 million to reported revenue, or approximately 4.3% of the overall growth. Careers - International experienced strong revenue growth throughout continental Europe and in the Asia Pacific region. Careers – North America revenue decreased 5.8%.

Our consolidated operating expenses grew 14.9% in the second quarter of 2008, primarily as a result of $40.1 million in provisions for legal settlements, net recorded in 2008 related to the proposed and anticipated settlement of the class action and related lawsuits. The other operating expenses grew 0.6% reflecting our continued commitment to reinvest in critical areas such as sales, technology, product innovation, brand support and infrastructure, as well as our efforts to contain expense growth. Included within the salaries and related expense for the quarter ended June 30, 2007 was approximately $12.8 million of accelerated stock-based compensation expense related to former executive officers. Although overall headcount is lower by approximately 1% from the second quarter of 2007, stock based compensation, excluding the $12.8 million of accelerated expense in 2007, increased to $8.5 million in 2008 from $4.4 million in 2007, as we are providing equity and incentive compensation opportunities to a broader set of associates, designed to reward increased productivity. The effects of the weakening U.S. dollar increased our consolidated operating expenses by approximately $10 million in the second quarter of 2008 compared to the 2007 period. Increases in office and general expenses were driven primarily by increased expense from depreciation and amortization of $2.8 million, other professional fees of $3.0 million that included work associated with current investment projects, and $4.3 million associated with running our new additional and existing facilities. Included in office and general expenses are $4.3 million and $5.3 million of professional fees and expenses related to the ongoing stock option investigation for 2008 and 2007, respectively. Marketing and promotion expenses decreased $4.6 million, or 6.2%, in 2008 compared to 2007 mainly as a result of the decision to shift more spending into the first quarter of 2008 to support the launch of the Monster re-branding efforts, an initiative that we believe will benefit future quarters and years.

Our consolidated operating margin was 8.8% in the second quarter of 2008, compared to 13.2% in the second quarter of 2007. Operating income decreased $11.6 million or 27.1% in the second quarter of 2008 compared to 2007, primarily as a result of the $40.1 million provision for proposed and anticipated legal settlements, net. As a result of our restructuring and reinvestment programs, we believe we have made solid progress in improving the Company's operating platform to facilitate future growth. Increased revenue partially offset the effects of the higher costs on operating margin.

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

Careers – North America

The operating results of our Careers – North America segment for the three months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$164,280	100.0%	$174,481	100.0%	$(10,201)	(5.8)%

Selling, general and administrative	96,644	58.8%	113,636	65.1%	(16,992)	(15.0)%
Depreciation and amortization (a)	9,227	5.6%	6,266	3.6%	2,961	47.3%

Operating income	$58,409	35.6%	$54,579	31.3%	$3,830	7.0%

(a)
Includes $2,498 and $1,413 of amortization of stock-based compensation in 2008 and 2007, respectively; restructuring and other special charges in 2008 of $923 for non-cash write-offs.

Revenue in our Careers – North America segment decreased $10.2 million or 5.8% in the second quarter of 2008, compared to the prior year period. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. Our business was impacted in the credit, financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries, such as construction and manufacturing. Partially offsetting this was growth in our government and Canadian business.

Operating costs in our Careers – North America segment decreased primarily as the result of a 29% decrease in marketing and promotion expenditures caused by the decision to shift more spending into the first quarter of 2008 to support the global brand re-launch efforts to reposition the Monster brand in the global marketplace. In addition, salary and related expenses decreased by 9%, primarily the result of a 14% decrease in headcount resulting from restructuring, partially offset by an increase in stock-based compensation in 2008 of $1.1 million compared to 2007, as a result of a broader level of associates participating in our stock-based compensation plan. The portion of Careers – North America's costs for technology infrastructure increased by 12%, as we remain committed to investing in our product, new technology and other assets in order to sustain long-term profitability. Restructuring expenses were $0.9 million in the second quarter of 2008. We expect to continue our cost containment efforts in order to mitigate some of the effects of the weaker U.S. economy on revenue, while still investing in efforts to improve customer service and our technology infrastructure.

Our Careers – North America segment generated an operating margin of 35.6% in the second quarter of 2008, compared to 31.3% reported in the comparable 2007 period. Operating income in our Careers – North America segment increased $3.8 million or 7.0% in the second quarter of 2008 compared to the 2007 period. The increase was primarily the result of the reduction in the operating costs items noted above; partially offset by the decrease in revenue and increases in depreciation, amortization and stock-based compensation expenses of $3.0 million.

Careers – International

The operating results of our Careers – International segment for the three months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$156,673	100.0%	$116,845	100.0%	$39,828	34.1%

Selling, general and administrative (a)	116,312	74.2%	99,483	85.1%	16,829	16.9%
Depreciation and amortization (b)	8,445	5.4%	5,307	4.5%	3,138	59.1%

Operating income	$31,916	20.4%	$12,055	10.3%	$19,861	164.8%

(a)Includes costs for restructuring and other special charges of $1,400 in 2008.

(b)Includes $2,287 and $975 of amortization of stock-based compensation in 2008 and 2007, respectively.

Our Careers – International segment delivered revenue growth of 34.1% in the second quarter of 2008 compared to the second quarter of 2007. We experienced strong revenue growth throughout continental Europe with our Careers - International revenue accounting for 44.2% of consolidated revenue in 2008, compared to 36.1% in 2007. The effect of the weakening U.S. dollar contributed approximately $13.3 million to reported revenue, or approximately 11% of the growth. Our leading position in large geographic markets across Europe and the ongoing secular shift from print to online continued to drive revenue growth; however we did experience a slowdown in customer activity, particularly from U.S. based multi-national customers reflecting the uncertain economic environment. In the Asia/Pacific region we continued to experience strong revenue growth. We are beginning to see signs of economic slowdown in a majority of the regions where we operate.

Our Careers – International segment operating expenses increased primarily as a result of an 8% increase in technology infrastructure costs in the second quarter of 2008, as we remain committed to investing in our product, new technology and other technology assets in order to sustain long-term profitability. In addition, we incurred higher salary and related costs of 20% on essentially unchanged employee headcount, as a result of increased compensation and a broader level of associates participating in our stock-based compensation plan. The effect of the weakening U.S. dollar contributed approximately 9% to the expense growth in 2008. Marketing costs were essentially unchanged in 2008 when compared to 2007.

Our Careers – International segment generated an operating margin of 20.4% in the second quarter of 2008, an increase from a 10.3% reported operating margin in the comparable 2007 period. Operating income in our Careers – International segment increased $19.9 million or 164.8% in the second quarter of 2008 compared to the 2007 period. The increase was primarily the result of an increase in revenues of $39.8 million, partially offset by higher expenses. The effect of the weakening U.S. dollar contributed approximately $5 million to reported operating income, or 5.7%.

Internet Advertising & Fees

During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the three months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$33,341	100.0%	$32,659	100.0%	$682	2.1%

Selling, general and administrative (a)	25,833	77.5%	25,221	77.2%	612	2.4%
Depreciation and amortization (b)	2,852	8.6%	1,759	5.4%	1,093	62.1%

Operating income	$4,656	14.0%	$5,679	17.4%	$(1,023)	(18.0)%

(a)
Includes costs for restructuring and other special charges of $338 in 2008.

(b)
Includes $1,329 and $426 of amortization of stock-based compensation in 2008 and 2007, respectively.

Revenue at our Internet Advertising & Fees segment increased 2.1% in the second quarter of 2008 compared to the second quarter of 2007. The increase in revenue is primarily as a result of growth in sales from our Military.com website and our acquisition of Affinity Labs in January 2008, as part of our strategy to access the significant opportunities to expand our presence in online vertical communities. Our strategic decision in 2007 to remove interstitial advertisements and student loan advertising continued to negatively impact comparable results in the second quarter.

Our Internet Advertising & Fees segment operating expenses increased $1.7 million or 6.3% in the second quarter of 2008 compared to the 2007 period. Marketing and promotion costs increased 58%, driven by $3.0 million of increased online media advertising, primarily from the acquisition of Affinity Labs in January of 2008. In addition, we incurred lower compensation expense of $0.9 million related to lower cash compensation expenses, partially offset by a broader level of associates participating in our stock-based compensation plan.

Our Internet Advertising & Fees segment generated an operating margin of 14.0% in the second quarter of 2008, a decrease from a 17.4% reported operating margin in the comparable 2007 period. Operating income in our Internet Advertising & Fees segment decreased $1.0 million or 18.0% in the second quarter of 2008 compared to the 2007 period. The decrease was primarily the result of the increase in operating costs noted above; partially offset by the increase in revenue.

Loss in Equity Interests, net

We reported losses in equity interests of $3.6 million and $3.0 million for the quarters ended June 30, 2008 and 2007, respectively. The loss of $3.8 million for ChinaHR in second quarter of 2008 included higher bad debt expense. ChinaHR's 2007 second quarter loss was $3.2 million.

Income Taxes

Income taxes for the three months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007	$ Change	% Change
Income from continuing operations before income taxes	$34,306	$49,746	$(15,440)	(31.0)%
Income taxes	12,153	17,587	(5,434)	(30.9)%
Effective tax rate	35.4%	35.4%

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

Discontinued Operations, Net of Tax

Discontinued operations for the second quarter 2008 were for the wind-down of Tickle and included the write-down of $13.1 million of long-lived assets, an income tax benefit of $28.6 million and a pre-tax loss of $3.2 million from its operations. The 2007 results of $0.6 million were for Tickle and the disposed of businesses that collectively comprised the former Advertising & Communications operating segment.

Earnings Per Share

Diluted earnings per share from continuing operations decreased 31.8% in the second quarter of 2008 period, primarily as a result of lower operating income and lower non-operating income, partially offset by lower income taxes and a decrease in weighted average diluted shares. Diluted weighted average shares outstanding decreased approximately 11.6 million shares, primarily as a result of the repurchase of 10.6 million shares of common stock since August 2007 and a lower average share price in 2008. Net income was 8.7% of total revenue in the second quarter of 2008, compared to 8.8% in the second quarter of 2007.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the six months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$720,766	100.0%	$645,815	100.0%	$74,951	11.6%

Salaries and related	276,327	38.3%	266,319	41.2%	10,008	3.8%
Office and general	149,257	20.7%	130,623	20.2%	18,634	14.3%
Marketing and promotion	180,830	25.1%	146,077	22.6%	34,753	23.8%
Provision for legal settlements, net	40,100	5.6%	-	0.0%	40,100	-
Restructuring and other special charges	9,659	1.3%	-	0.0%	9,659	-

Operating expenses	656,173	91.0%	543,019	84.1%	113,154	20.8%

Operating income	$64,593	9.0%	$102,796	15.9%	$(38,203)	(37.2)%

Our consolidated revenue grew 11.6% in the first six months of 2008 compared to 2007. The effect of the weakening U.S. dollar contributed approximately $26.9 million to reported revenue, or approximately 4.2% of the overall growth. Careers – International experienced strong revenue growth throughout continental Europe and in the Asia Pacific region. Careers – North America revenue decreased 3.0%.

Our consolidated operating expenses grew 20.8% in first six months of 2008, primarily as a result of 2008 expenses of $40.1 million in provision for legal settlements, net for the proposed settlement of the class action and related lawsuits, as well as increases in every major line item over the comparable 2007 period. Marketing and promotion expenses increased $34.8 million, or 23.8%, as a result of approximately $31.3 million of incremental marketing expenses associated with media placement and production costs for the global brand re-launch in January 2008. The Company made a strategic decision to reinvigorate and re-launch the Monster brand, on a global basis, an initiative that we believe will benefit future quarters and years. Included within the salaries and related expense for the six months ended June 30, 2007 was approximately $12.8 million of accelerated stock-based compensation expense related to former executive officers. Although overall headcount is down approximately 1% in 2008 from 2007, stock-based compensation was approximately $13.9 million for the first six months of 2008, compared to $8.7 million for the same period of 2007, excluding the $12.8 million of accelerated expense, as we are providing equity and incentive compensation opportunities to a broader section of our associates designed to reward increased productivity. The effects of the weakening U.S. dollar increased our consolidated operating expenses by approximately $20.7 million in the first six months of 2008 compared to the comparable 2007 period. Increases in office and general expenses primarily resulted from additional depreciation and amortization of $5.8 million, costs associated with annual regional sales conferences that launched our new brand strategy in the beginning of the year and $8.3 million of costs associated with running our new additional and existing facilities. Included in office and general expenses are professional fees and expenses related to the ongoing stock option investigation of $7.2 million and $15.2 million in the first six months of 2008 and 2007, respectively. Restructuring expense was $9.7 million in 2008 and as a result of our restructuring and reinvestment programs; we believe we have made solid progress in improving the Company's operating platform to facilitate future growth.

Our consolidated operating margin was 9.0% in the first six months of 2008, compared to 15.9% in 2007. Operating income decreased $38.2 million in 2008 compared to the same period in 2007, primarily from inclusion in 2008 of $40.1 million for a provision for proposed and anticipated net legal settlements and $9.7 million of restructuring expense compared to the 2007 period.

Careers – North America

The operating results of our Careers – North America segment for the six months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$347,818	100.0%	$358,498	100.0%	$(10,680)	(3.0)%

Selling, general and administrative (a)	232,580	66.9%	226,503	63.2%	6,077	2.7%
Depreciation and amortization (b)	17,128	4.9%	11,538	3.2%	5,590	48.4%

Operating income	$98,110	28.2%	$120,457	33.6%	$(22,347)	(18.6)%

(a)
Includes restructuring and other special charges of $947 and security breach remediation of $224 in 2008.

(b)
Includes $3,169 and $2,711 of amortization of stock-based compensation in 2008 and 2007, respectively; restructuring and other special charges in 2008 of $1,162 for non-cash stock-based compensation and $1,847 for non-cash write-offs.

Revenue in our Careers – North America segment decreased $10.7 million or 3.0% in the first six months of 2008, compared to the prior year period. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. In addition, our business was impacted in the credit, financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries such as construction and manufacturing. Partially offsetting this was growth in our government and Canadian business.

Operating costs in our Careers – North America segment increased primarily as the result of a 10% increase in marketing and promotion expenditures related to our global brand re-launch in January 2008. The brand re-launch was part of our decision to reposition the Monster brand in the global marketplace with an aggressive and integrated marketing and promotion program. As a result of the brand re-launch, we incurred approximately $17.8 million of incremental marketing cost for the North American business. Restructuring expenses were $4.0 million in the first six months of 2008. Technology infrastructure costs increased by 18%, as we remain committed to investing in our product, new technology and other assets in order to sustain long-term profitability. Salary and related expenses decreased by 12%, resulting from the impacts of the restructuring program, which have driven a 14% decrease in headcount compared to the prior year period. The decrease in salary and related expense was partially offset by an increase of $0.7 million in stock-based compensation, consistent with a broader associate segment receiving equity and incentive compensation opportunities.

Our Careers – North America segment generated an operating margin of 28.2% in the first six months of 2008, compared to 33.6% reported in the comparable 2007 period. Operating income in our Careers – North America segment decreased $22.3 million or 18.6% in the first six months of 2008 compared to the comparable 2007 period. The decrease was the result of the decrease in revenue and increase in operating costs.

Careers – International

The operating results of our Careers – International segment for the six months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$309,945	100.0%	$223,051	100.0%	$86,894	39.0%

Selling, general and administrative (a)	252,922	81.6%	193,095	86.6%	59,827	31.0%
Depreciation and amortization (b)	15,464	5.0%	9,940	4.5%	5,524	55.6%

Operating income	$41,559	13.4%	$20,016	9.0%	$21,543	107.6%

(a)
Includes costs for restructuring and other special charges of $4,516 and security breach remediation of $186 in 2008.

(b)
Includes $3,743 and $1,737 of amortization of stock-based compensation in 2008 and 2007, respectively.

Our Careers – International segment delivered revenue growth of 39.0% in the first six months of 2008 compared to the first six months of 2007. We experienced strong revenue growth throughout continental Europe with our Careers—International revenue accounting for 43.0% of consolidated revenue in 2008, compared to 34.5% in 2007. The effect of the weakening U.S. dollar contributed approximately $25 million to reported revenue, or approximately 11% of the growth. Our leading position in large geographic markets across Europe and the ongoing secular shift from print to online continued to drive revenue growth; however toward the end of the six months we did experience a slowdown in customer activity, particularly from U.S. based multi-national customers reflecting the uncertain economic environment. In the Asia/Pacific region we continued to experience strong revenue growth. We are beginning to see signs of economic slowdown in a majority of the regions where we operate.

Our Careers – International segment operating expenses increased in the first six months of 2008, compared to the 2007 period, primarily as a result of a 14% increase in marketing and promotion expenditures, which included approximately $13 million of incremental marketing costs related to the global brand re-launch in the first quarter of 2008. Technology infrastructure costs increased in 2008 by 23%, as we remain committed to investing in our product, new technology and other technology assets in order to sustain long-term profitability. In addition, we incurred higher salary and related costs, primarily due to increased compensation and a broader level of associates participating in our equity compensation plan. The effect of the weakening U.S. dollar contributed approximately $21 million to operating expense in the first six months of 2008, compared to the 2007 period.

Our Careers – International segment generated an operating margin of 13.4% in the first six months of 2008, an increase from a 9.0% reported operating margin in the comparable 2007 period. Operating income in our Careers – International segment increased $21.5 million or 107.6% in the first six months of 2008 compared to the comparable 2007 period. The increase was primarily the result of an increase in revenues of $86.9 million, offset by higher expenses. The effect of the weakening U.S. dollar contributed approximately $4 million to reported operating income, or 5.7%.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$ (Decrease) Increase	% (Decrease) Increase
Revenue	$63,003	100.0%	$64,266	100.0%	$(1,263)	(2.0)%

Selling, general and administrative (a)	54,703	86.8%	49,358	76.8%	5,345	10.8%
Depreciation and amortization (b)	5,075	8.1%	3,167	4.9%	1,908	60.2%

Operating income	$3,225	5.1%	$11,741	18.3	$(8,516)	(72.5)%

(a)Includes costs for restructuring and other special charges of $1,119 and security breach remediation of $41 in 2008.

(b)Includes $2,189 and $719 of amortization of stock-based compensation in 2008 and 2007, respectively.

Revenue at our Internet Advertising & Fees segment decreased 2.0% in the first six months of 2008 compared to the first six months of 2007. Our strategic decision in 2007 to remove interstitial advertisements and student loan advertising continued to negatively impact comparable results. We also experienced lower demand from financial services customers. We acquired Affinity Labs in January 2008, as part of our strategy to access the significant opportunities to expand our presence in online vertical communities.

Operating costs at our Internet Advertising & Fees segment increased $7.3 million, or 13.8% in the first six months of 2008 compared to the first six months of 2007. Marketing and promotion costs increased $8.2 million, primarily from the acquisition of Affinity Labs and additional online advertising expenses and $0.7 million in incremental costs for the global brand re-launch. Stock-based compensation increased $1.5 million due to a broader level of associates participating in our equity compensation plan.

Our Internet Advertising & Fees segment generated an operating margin of 5.1% in the first six months of 2008, a decrease from 18.3% reported operating margin in the comparable 2007 period. Our Internet Advertising & Fees segment posted operating income of $3.2 million in the first six months of 2008, a decline from operating income of $11.7 million in the first six months of 2007, as a result of increased costs and lower revenues.

Loss in Equity Interests, Net

We reported losses in equity interests of $5.4 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively. The loss of $6.0 million for ChinaHR in the first six months of 2008 included an increase in bad debt expense, which caused the loss to be higher than the comparable 2007 period.

Income Taxes

Income taxes for the six months ended June 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007	$ Change	% Change
Income from continuing operations before income taxes	$75,033	$115,112	$(40,079)	(34.8)%
Income taxes	27,296	40,677	(13,381)	(32.9)%
Effective tax rate	36.4%	35.3%

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

Discontinued Operations, Net of Tax

Discontinued operations for the first six months of 2008 were for the wind-down of Tickle and included the write-down of $13.1 million of long-lived assets, an income tax benefit of $29.4 million and a net pre-tax loss of $5.2 million from its operations. The 2007 results of $2.0 million were primarily for Tickle operations of $1.4 million and the disposed of businesses that collectively comprised the former Advertising & Communications operating segment.

Earnings Per Share

Diluted earnings per share from continuing operations decreased 34.0% in the 2008 period, primarily as a result of lower operating income, as a result of the inclusion of $40.1 million in a provision for proposed and anticipated net legal settlements, partially offset by a lower tax provision and lower diluted average shares outstanding. Diluted weighted average shares outstanding decreased approximately 10.8 million shares, primarily as a result of the repurchase of 10.6 million shares of common stock since August 2007 and a lower average share price. Net income was 7.4% of total revenue in the first six months of 2008, compared to 10.5% in the first six months of 2007.

Financial Condition

The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

			Change
	June 30, 2008	December 31, 2007
(dollars in thousands)			$	%
Cash and cash equivalents	$365,454	$129,744	$235,710	181.7%
Marketable securities (current and non-current)	167,909	448,703	(280,794)	(62.6)%

Cash and cash equivalents and marketable securities	$533,363	$578,447	$(45,084)	(7.8)%

Percentage of total assets	26.0%	27.8%

Consolidated cash flows for the six months ended June 30, 2008 and 2007 are as follows:

			Change
(dollars in thousands)	2008	2007	$	%
Cash provided by operating activities of continuing operations	$152,170	$137,392	$14,778	10.8%
Cash provided by (used for) investing activities of continuing operations	163,654	(135,891)	299,545	220.4%
Cash (used for) provided by financing activities of continuing operations	(85,308)	33,840	(119,148)	(352.1)%
Cash used in discontinued operations	(3,129)	(5,482)	2,353	42.9%
Effect of exchange rates on cash	8,323	2,000	6,323	316.2%

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases. We and the majority shareholders of ChinaHR are parties to a shareholders agreement that provides for various rights and obligations. We are currently considering our obligations under the shareholders agreement, are continuing our due diligence review and are in advanced negotiations regarding the purchase of the remaining interest in ChinaHR. We remain committed to consummating the transaction (which is estimated to occur sometime during the third quarter of 2008). On January 30, 2008, we entered into a loan agreement with ChinaHR, whereby we agreed to advance ChinaHR up to an aggregate of $5.0 million immediately and up to an additional $2.0 million upon the receipt of consolidated financial statements as of and for the year ended December 31, 2007 for ChinaHR. Through June 30, 2008, we have advanced ChinaHR $5.0 million. These loan agreements are in addition to the $20.0 million in advances made to ChinaHR in 2006 and 2007. We may purchase shares of our common stock from time to time, pursuant to the share repurchase program, as conditions warrant.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds, commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term investment purposes.

As of June 30, 2008, the Company held $100.7 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. Based on a third party valuation and an analysis of other-than-temporary impairment factors, our auction rate securities were written down to an estimated fair value of $99.3 million, resulting in an unrealized loss of $1.4 million. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of shareholders' equity. See information regarding the valuation of auction rate securities on page 42, Item 3 Quantitative And Qualitative Disclosures About Market Risk.

We believe that our current cash and cash equivalents, marketable securities, revolving credit facility and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, meet our investment requirements and commitments and fund our share repurchase activities through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

During the first six months of 2008, we recorded $7.2 million of professional fees as a direct result of the investigation into our historical stock option grant practices and related accounting. These costs were recorded as a component of office and general expenses and primarily relate to professional services for legal fees. We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2008 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

We paid approximately $25.0 million for income taxes during the first six months of 2008, for our 2008 and a portion of our 2007 income tax liability. In 2008, we expect to continue to pay U.S. domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have utilized all of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.

As of June 30, 2008, we had cash and cash equivalents and total marketable securities of $533.4 million, compared to $578.4 million as of December 31, 2007. Our decrease in cash and total marketable securities of $45.0 million in the first six months of 2008, primarily results from our repurchase of 3.3 million shares of our common stock for $85.1 million, our acquisition of Affinity Labs Inc. for $61.6 million, net of cash acquired, and $50.2 million of capital expenditures. Cash flows from operating activities of $149.0 million partially offset these items.

Cash provided by operating activities was $149.0 million for the six months ended June 30, 2008, an increase from $132.2 million in the first six months of 2007. The increases in accounts receivable of $62.3 million in 2008 when compared to 2007 were partially offset by decreases in deferred revenue of $62.0 million, accounts payable and other accrued liabilities of $10.8 million and a decrease in net income of $14.7 million, primarily from the net after tax effect of the provision for legal settlements, net. Payments related to the restructuring were $9.1 million in 2008.

We generated $163.7 million of cash for investing activities for the six months ended June 30, 2008, primarily from net sales of marketable securities of $279.4 million, as we invested in shorter term securities with higher liquidity for the continued share repurchase program, other operating requirements, the Affinity Labs acquisition and capital expenditures. We used cash in 2008 to acquire Affinity Labs, Inc. for $61.6 million, net of cash acquired, and invested in capital expenditures of $50.2 million, as we expanded our infrastructure and systems in North America and Europe. Additionally, we funded $5.0 million to ChinaHR pursuant to the agreement with them.

We used cash for financing activities in the six months ended June 30, 2008 of $85.3 million, primarily to repurchase 3.3 million shares of our common stock for $85.1 million under the share repurchase program and used an additional $1.2 million for other share repurchases.

In 2005, the Board of Directors approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our common stock. The November 2005 share repurchase plan was utilized fully during 2007. In 2007, the Board approved share repurchase plans authorizing us to purchase up to an additional $350 million of shares of our common stock. On January 30, 2008, the Board authorized us to purchase an additional $100 million of shares of our common stock under the share repurchase plan. As of June 30, 2008, we have authorization to purchase up to an additional $168.1 million shares of our common stock and all current repurchase plan authorizations expire on January 30, 2009.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in "Item 8, Financial Statements and Supplementary Data", of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Careers (North America and International).    Our Careers segments predominately earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network's online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network's resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue. Accounts receivable are reviewed for those that may potentially be uncollectible and any account balances that are determined to be uncollectible are included in the allowance for doubtful accounts.

Internet Advertising & Fees.    Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, "click-throughs" on text based links and leads provided to advertisers. We recognize revenue for online advertising as "impressions" are delivered. An impression is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser's listing. Revenue from lead generation is recognized as leads are delivered to advertisers. Unearned revenues are reported on the balance sheet as deferred revenue. Accounts receivable are reviewed for those that may potentially be uncollectible and any account balances that are determined to be uncollectible are included in the allowance for doubtful accounts.

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

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ from our current estimates.

Equity Investments

Gains and losses in equity interests for the periods presented, resulting from our equity method investments in ChinaHR and a business in Finland, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the additional disclosures required by SFAS 161.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and exchange rate variability.

We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Standard & Poor's and Moody's rating services and restricting amounts that can be invested with any single issuer.

As of June 30, 2008, our investments included $100.7 million of auction-rate securities that are collateralized by debt obligations supported by student loans, of which approximately 91% of the underlying student loans are substantially guaranteed by the U.S. government. There is no assurance that successful auctions on the remaining auction-rate securities in our investment portfolio will continue to succeed. As of June 30, 2008, unrealized losses on these investments were $1.4 million. As of June 30, 2008, all other unrealized gains, net, on marketable securities were less than $0.1 million.

The instability in the credit markets may affect our ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the company continues to believe that it will ultimately recover all amounts invested in these securities. In addition, we believe that any potential future unrealized gain or loss associated with these auction rate securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment. If such losses become permanent, an impairment charge would be recorded to our consolidated statement of operations. In addition, if such loses become permanent in the future and if the Company's liquidity is insufficient at that time, such loses could have a material adverse affect on our results of operations and financial condition.

The Company uses third party valuation and analysis to estimate the fair value of its auction rate securities and this valuation considered, among other factors, i) the credit quality of the underlying collateral (typically student loans); ii) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); iii) an estimate of when the next successful auction date will occur; and iv) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.

The Company also used available data sources for market observables, which were primarily derived from third-party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparables were not available, industrial averages were used or standard assumptions based on industry practices were used.

We have a presence in approximately 40 countries around the world. For the six months ended June 30, 2008, approximately 45.0% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders' equity. During the six months ended June 30, 2008, our cumulative translation adjustment account increased $26.2 million, primarily attributable to the weakening of the U.S. dollar against the Euro and Swedish Krona, partially offset by the U.S. dollar strengthening against the Korean Won.

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

ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).

In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company's 401(k) Plan (the "Plan"). On December 14, 2007, the Court granted the defendants' motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint ("SAC") against the Company, three of the individuals who had been defendants in the amended complaint, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act

("ERISA") by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney's fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants' motions to dismiss the SAC. Discovery is now pending.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and Louisiana Municipal Police Employees' Retirement System, et al. v. Paul Camara, et al., Index. No. 06 108700 (Supreme, N.Y. County)).

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

On October 20, 2006, the three federal court actions were consolidated by the Court and styled as In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.)(NRB-DCF) (Consolidated Action). On or about December 20, 2006, plaintiffs in the consolidated federal actions filed a consolidated amended complaint. The consolidated amended complaint asserts claims for breach of fiduciary duty, gross mismanagement, unjust enrichment, and violations of Sections 10(b) and 14(a) of the Exchange Act for the period between January 1, 1997 and October 2006. The federal court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

The three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County were also consolidated. The consolidated actions have been styled as Louisiana Municipal Police Employees' Retirement System, et al. v. Paul Camara, et al., Index. No. 06-108700 (Supreme, N.Y. County) (previously captioned as In re Monster Worldwide, Inc. Derivative Litigation). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.

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

Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. On June 2, 2008, the formal settlement agreement resolving Monster Worldwide's claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others was presented for approval to both the Supreme Court of the State of New York and the U.S. District Court for the Southern District of New York. With respect to the consolidated federal derivative actions, the United States District Court for the Southern District of New York has preliminarily approved the settlement agreement and conditionally dismissed the federal derivative action, subject to further consideration thereof at a settlement hearing to be held by the Supreme Court of the State of New York, New York County. Pursuant to the proposed settlement agreement, the Company will receive approximately $10 million in cash from various individuals (inclusive of the $8 million from Mr. McKelvey), the Class B common stock held by Mr. McKelvey will be converted into ordinary shares of common stock, certain outstanding stock options and restricted stock units will be cancelled and the exercise price of certain outstanding options will be increased. On July 28, 2008, the Supreme Court of the State of New York, New York County, granted preliminary approval of the settlement agreement and scheduled an October 2, 2008 hearing with respect to final approval thereof.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).

On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company's former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On July 14, 2008, the Court certified a class consisting of all of those who purchased or acquired securities of the Company from May 5, 2005 to June 9, 2006 other than the defendants, the officers and directors of the Company, members of the immediate families of any excluded person, the legal representatives, heirs, successors or assigns of an excluded person, any entity in which defendants have or had a controlling interest and any current of former Company employee who acquired the Company's securities through the exercise of options. On July 30, 2008, the lead plaintiff, the Company and the individual defendants entered into a Memorandum of Understanding that memorializes the terms pursuant to which the parties intend, subject to Court approval, to settle the securities class action. The Class Action Memorandum of Understanding provides for a payment to the class by the defendants of $47.5 million in full settlement of the claims asserted in the securities class action. The Company's cost is anticipated to be approximately $25 million (net of insurance and contribution from another defendant). The parties expect to enter into a formal settlement agreement in the near future and to thereafter seek court approval.

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

Litigation Relating to the Company's Discontinued Tickle Business

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

In May 2008, Fotomedia Technologies, LLC filed suit against the Company's Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

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

Patent Claim

In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc., CareerBuilder LLC, Gannett Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court, Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates plaintiff's patent. The Complaint seeks permanent injunctive and/or monetary relief. Based upon the Company's initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, "Item 1A., Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company's repurchase activity for the three months ended June 30, 2008 is as follows:

Period	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

As of March 31, 2008				$174,358,045
April 1 – April 30	—	N/A	—	174,358,045
May 1 – May 31	—	N/A	—	174,358,045
June 1 – June 30	277,500	$22.51	277,500	168,111,786

Total	277,500	$22.51	277,500	$168,111,786

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a)
  The annual meeting of stockholders was held on June 3, 2008.

  (b)
  The following directors were elected at the Annual Meeting and received the vote indicated.

	FOR	WITHHELD
Salvatore Iannuzzi	133,485,194	14,424,705
Robert J. Chrenc	129,429,974	18,479,925
John Gaulding	133,031,742	14,878,157
Edmund P. Giambastiani, Jr.	144,030,285	3,879,614
Ronald J. Kramer	131,094,856	16,815,043
David A. Stein	129,520,330	18,389,569
Timothy T. Yates	130,704,257	17,205,642
  (c)
  The proposal to adopt the Monster Worldwide, Inc. 2008 Equity Incentive Plan was approved by the vote indicated:

FOR	108,831,234
AGAINST	31,570,159
ABSTENTIONS	1,480,688

  (d)
  The proposal to adopt the Monster Worldwide, Inc. Executive Incentive Plan was approved by the vote indicated:

FOR	136,368,352
AGAINST	10,029,396
ABSTENTIONS	1,362,151
  (e)
  The proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2008 was approved by the vote indicated:

FOR	145,940,292
AGAINST	545,860
ABSTENTIONS	1,423,747

ITEM 6.    EXHIBITS.

The following exhibits are filed as a part of this report:

10.1	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock. (1)
10.2	Monster Worldwide, Inc. 2008 Equity Incentive Plan. (2)
10.3	Monster Worldwide, Inc. Executive Incentive Plan. (3)
10.4	Form of Monster Worldwide, Inc. Restricted Stock Agreement. (4)
10.5	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement. (5)
10.6	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock. (6)
10.7	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock. (7)
15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2008.

(2)
Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-151430) filed June 5, 2008.

(3)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 9, 2008.

(4)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 9, 2008.

(5)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 9, 2008.

(6)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 9, 2008.

(7)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed June 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: August 5, 2008	By:	/s/ SALVATORE IANNUZZI Salvatore Iannuzzi Chairman, President and Chief Executive Officer (principal executive officer)
Dated: August 5, 2008	By:	/s/ TIMOTHY T. YATES Timothy T. Yates Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: August 5, 2008	By:	/s/ JAMES M. LANGROCK James M. Langrock Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)