Form 10-Q
period 2008-09-30
MONSTER WORLDWIDE INC
filed 2008-11-04
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISSION FILE NUMBER 000-21571

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

622 Third Avenue, New York, New York	10017
(ADDRESS OF PRINCIPAL	(ZIP CODE)
EXECUTIVE OFFICES)
(212) 351-7000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	October 31, 2008
Common Stock	118,458,460
Class B Common Stock	4,762,000

MONSTER WORLDWIDE, INC.
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$332,189	$330,142	$1,052,955	$975,957
Salaries and related	136,506	126,940	412,833	393,259
Office and general	71,834	69,466	221,091	200,089
Marketing and promotion	57,684	71,584	238,514	217,661
Provision for legal settlements, net	—	—	40,100	—
Restructuring and other special charges	3,592	11,155	13,251	11,155

Total operating expenses	269,616	279,145	925,789	822,164

Operating income	62,573	50,997	127,166	153,793
Interest and other, net	5,283	6,507	15,723	18,823

Income from continuing operations before income taxes and equity interest	67,856	57,504	142,889	172,616
Income taxes	22,734	20,474	50,030	61,151
Loss in equity interests, net	(2,086)	(3,074)	(7,500)	(7,460)

Income from continuing operations	43,036	33,956	85,359	104,005
(Loss) income from discontinued operations, net of tax	(258)	(655)	10,840	(2,606)

Net income	$42,778	$33,301	$96,199	$101,399

Basic earnings (loss) per share:
Income from continuing operations	$0.36	$0.26	$0.70	$0.80
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.09	(0.02)

Basic earnings per share*	$0.36	$0.26	$0.79	$0.78

Diluted earnings (loss) per share:
Income from continuing operations	$0.36	$0.26	$0.70	$0.79
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.09	(0.02)

Diluted earnings per share*	$0.35	$0.25	$0.79	$0.77

Weighted average shares outstanding:
Basic	120,057	129,499	121,213	129,893
Diluted	120,722	130,757	121,884	132,044

*-	Earnings per share may not add in certain periods due to rounding.
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$605,124	$129,744
Available-for-sale securities	33,823	448,703
Accounts receivable, net of allowance for doubtful accounts of $15,754 and $15,613	358,214	499,854
Prepaid and other	111,754	106,664

Total current assets	1,108,915	1,184,965

Available-for-sale securities, non-current	93,728	—
Goodwill	707,164	615,334
Property and equipment, net	152,352	123,397
Intangibles, net	36,694	35,351
Investment in unconsolidated affiliates	42,360	50,871
Other assets	61,761	53,162
Non-current assets of discontinued operations	—	14,730

Total assets	$2,202,974	$2,077,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,088	$57,334
Accrued expenses and other current liabilities	271,092	233,611
Borrowings under credit facility	247,000	—
Deferred revenue	411,764	524,331
Income taxes payable	13,392	13,384

Total current liabilities	987,336	828,660

Non-current income taxes payable	115,318	111,108
Deferred income taxes	22,308	14,878
Other long-term liabilities	1,391	2,387
Non-current liabilities of discontinued operations	—	4,276

Total liabilities	1,126,353	961,309

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 128,540 and 128,280 shares, respectively; outstanding: 113,819 and 119,013 shares, respectively	129	128
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 4,762 shares	5	5
Additional paid-in capital	1,363,655	1,468,808
Accumulated other comprehensive income, net	87,460	118,387
Accumulated deficit	(374,628)	(470,827)

Total stockholders’ equity	1,076,621	1,116,501

Total liabilities and stockholders’ equity	$2,202,974	$2,077,810

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$96,199	$101,399

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(10,840)	2,606
Depreciation and amortization	40,503	31,862
Provision for legal settlements, net	40,100	—
Receipts and (payments) for legal settlements, net	5,700	—
Provision for doubtful accounts	11,174	8,453
Non-cash compensation	22,630	24,453
Deferred income taxes	(7,142)	(2,697)
Loss in equity interests and other	10,509	6,886
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	131,891	34,065
Prepaid and other	21,620	(12,211)
Deferred revenue	(112,567)	(9,464)
Accounts payable, accrued liabilities and other	(4,924)	24,749
Net cash used for operating activities of discontinued operations	(4,091)	(5,106)

Total adjustments	144,563	103,596

Net cash provided by operating activities	240,762	204,995

Cash flows provided by (used for) investing activities:
Capital expenditures	(71,224)	(47,560)
Payments for acquisitions and intangible assets, net of cash acquired	(126,195)	(1,939)
Sales and maturities of marketable securities	502,305	1,035,983
Purchase of marketable securities	(182,147)	(1,009,836)
Cash funded to equity investee	(5,000)	(10,000)
Dividends received from unconsolidated investee	1,011	—
Net cash used for investing activities of discontinued operations	—	(255)

Net cash provided by (used for) investing activities	118,750	(33,607)

Cash flows provided by (used for) financing activities:
Proceeds from borrowings on credit facility short-term	247,000	—
Repurchase of common stock	(128,133)	(164,734)
Payments on debt obligations	(156)	(58)
Proceeds from exercise of employee stock options	1,156	54,052
Excess tax benefits from equity compensation plans	981	13,954
Payments on acquisition debt	—	(21,862)

Net cash provided by (used for) financing activities	120,848	(118,648)

Effects of exchange rates on cash	(4,980)	5,795
Net increase in cash and cash equivalents	475,380	58,535
Cash and cash equivalents, beginning of period	129,744	58,680

Cash and cash equivalents, end of period	$605,124	$117,215

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,632	$61,818
Cash paid for interest	$1,303	$1,489
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$4,049	$325
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster Worldwide”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company adheres to the same accounting policies in preparation of interim financial statements. As required under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the Financial Accounting Standards Board (the “FASB”) agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

2. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION
Earnings Per Share
Basic earnings per share does not include the effects of potentially dilutive stock options and non-vested stock and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of shares of non-vested stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.
A reconciliation of shares used in calculating basic and diluted earnings per share and certain common stock equivalents for options and shares of non-vested stock excluded from the computation of earnings per share due to their anti-dilutive effect is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of shares)	2008	2007	2008	2007
Basic weighted average shares outstanding	120,057	129,499	121,213	129,893
Effect of common stock equivalents — stock options and non- vested stock under employee compensation plans	665	1,258	671	2,151

Diluted weighted average shares outstanding	120,722	130,757	121,884	132,044

Weighted average anti-dilutive common stock equivalents	8,864	1,433	7,982	1,109

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-vested stock awards using the fair-market value of the Company’s common stock on the date of the grant. The Company awards stock options and non-vested stock to employees, directors and executive officers. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. As of September 30, 2008, the unrecognized compensation expense for stock options was $1,973 and is expected to be recognized over 3.4 years and the unrecognized compensation expense for non-vested stock was $114,284 and is expected to be recognized over 3.8 years. These awards are being amortized over the vesting periods on a straight-line basis, net of forfeitures. The Company does not capitalize stock-based compensation costs.

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-vested stock, included in salaries and related	$7,437	$2,871	$20,994	$24,116
Non-vested stock, included in restructuring and other special charges	—	—	1,162	—
Stock options, included in salaries and related	165	104	474	337

Total	$7,602	$2,975	$22,630	$24,453

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average Exercise	Contractual	Aggregate
(thousands of shares)	Shares	Price	Term (in years)	Intrinsic Value
Outstanding at January 1, 2008	6,876	$29.13
Granted	138	27.77
Exercised	(63)	18.26
Forfeited/expired/cancelled	(165)	42.11

Outstanding at September 30, 2008	6,786	$29.00	4.3	$3,707

Options exercisable at September 30, 2008	5,952	$28.57	4.0	$3,707
During the nine months ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercised was $486 and $48,376, respectively.
The following table summarizes the Company’s non-vested stock activity for the nine months ended September 30, 2008:

		Weighted Average Fair
(thousands of shares)	Shares	Value at Grant Date
Non-vested at January 1, 2008	1,671	$39.67
Granted	3,753	26.79
Forfeited	(682)	33.93
Vested	(253)	40.78

Non-vested at September 30, 2008	4,489	$29.74

3. DISCONTINUED OPERATIONS
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s non-core offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s discontinued operations for the first nine months of 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,494 and a net loss of $5,453 from its operations. The income tax benefit included $25,639 of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3,855 of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.
During the year ended December 31, 2006, the Company disposed of businesses that collectively comprised its former Advertising & Communications operating segment, in order to focus more resources to support the growth of the Monster franchise on a global basis. The Company incurred losses net of tax related to these disposals of $299 and $544 in the three and nine month periods ended September 30, 2007, respectively, which are included in discontinued operations, but did not incur these costs in the comparable 2008 periods.
For the three and nine months ended September 30, 2008 and 2007, the revenue and costs related to the Company’s discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$190	$7,002	$6,348	$21,364
Loss before income taxes	(397)	(1,099)	(18,654)	(4,264)
Income tax benefit	139	444	29,494	1,658

Income (loss) from discontinued operations, net of tax	$(258)	$(655)	$10,840	$(2,606)

4. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2007 through September 30, 2008. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

Acquired Business	Acquisition Date	Business Segment
Trovix Inc.	July 31, 2008	Careers - North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers - International
On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $56,675 of goodwill (on a preliminary basis), $2,659 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,600 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners.
On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $60,021 of goodwill, $1,251 of receivables, $500 of purchased technology, $183 of property and equipment, $61 of other assets and $449 of liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.
In January 2007, the Company’s Careers — International segment purchased Arbeidskamerater AS (“AAS”), a Norwegian online career sales company, founded in 2004 as a sales agent for Monster in Norway. The acquisition of AAS enabled Monster to expand within the growing Norwegian online career market. Consideration for the acquisition was $1,654, net of cash acquired, and the Company recorded $1,777 of goodwill. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.
On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by it for $174,000 in cash and the conversion of a $25,000 credit facility provided by the Company into ChinaHR equity. See Note 6 for further discussion of the ChinaHR investment and acquisition.

Accrued Integration and Restructuring Costs
The Company has formulated integration and restructuring plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as additional goodwill.
Changes in the Company’s approved restructuring plans or costs related to new restructuring initiatives may be recorded in goodwill for an allocation period not to exceed one year following the acquisition date and must be recorded in the Company’s operating results thereafter. As of September 30, 2008 and December 31, 2007, the Company had accrued $4,053 and $5,193, respectively, for integration and restructuring obligations, mainly for future operating lease payments.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. Financial assets (cash equivalents and available-for-sale securities) carried at fair value as of September 30, 2008 are classified in one of the three categories as follows (excluding cash of $91,638):

	Level 1	Level 2	Level 3	Total
U.S. treasury money market funds	$376,794	$—	$—	$376,794
Bank time deposits	—	30,291	—	30,291
Municipal bonds	—	5,679	—	5,679
Sovereign commercial paper	—	108,025	—	108,025
U.S. and foreign government obligations	—	26,520	—	26,520
Tax exempt auction rate bonds (Note 6)	—	—	93,728	93,728

Total	$376,794	$170,515	$93,728	$641,037

The Company’s evaluation of its liabilities determined that all liabilities recorded at book basis approximated fair value as of September 30, 2008.
The changes in the fair value of the Level 3 tax exempt auction rate bonds financial assets are as follows:

	Three Months Ended	Nine Months ended
	September 30, 2008	September 30, 2008
Balance beginning of period	$99,330	$—
Transfer in		357,228
Unrealized gain (loss) included in other comprehensive income	398	(1,022)
Net settlements	(6,000)	(262,478)

Balance September 30, 2008	$93,728	$93,728

6. INVESTMENTS
Marketable Securities
As of September 30, 2008, the Company held $94,750 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing substantially all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the issuers redeem their bonds. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as a component of available for sale marketable securities, non-current in its unaudited consolidated balance sheet as of September 30, 2008. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 3.69% at September 30, 2008) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and analysis, and this valuation considered, among other factors, i) the credit quality of the underlying collateral (typically student loans); ii) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); iii) an estimate of when the next successful auction date will occur; and iv) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.
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
Based on these valuations, the auction rate securities with the original par value and cost of $94,750 were written down to an estimated fair value of $93,728, resulting in an unrealized loss of $1,022. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of stockholders’ equity.
The instability in the credit markets may affect the Company’s ability to liquidate these auction rate bonds in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company believes that it will ultimately recover all amounts invested in these securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

The Company’s available-for-sale investments reported as current and non-current marketable securities as of September 30, 2008 are as follows:

		Gross unrealized	Gross unrealized	Estimated
	Cost	losses	gains	fair value
Current
Municipal bonds	$5,675	$—	$4	$5,679
Bank time deposits	2,590	—	—	2,590
U.S. and foreign government obligations	25,557	3	—	25,554

Total	$33,822	$3	$4	$33,823

Non-current
Tax-exempt auction rate bonds	$94,750	$1,022	$—	$93,728

Total	$94,750	$1,022	$—	$93,728

The estimated fair value of the Company’s marketable securities as of December 31, 2007 approximated the gross amortized cost value. The Company believes that it did not have any unrealized losses as of December 31, 2007, as the Company sold or rolled over at par more than 95% of the securities held at December 31, 2007.
The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income, a component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of September 30, 2008, the Company believes that all of the impairment of its auction rate securities investments is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.
Equity Investments
The Company accounts for investments with non-controlling interests using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.
In February 2005, the Company acquired a 40% interest in ChinaHR.com Holdings Ltd. (“ChinaHR”) for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company had the right to occupy three of seven seats on ChinaHR’s Board of Directors. The carrying value of the investment was $41,575 as of September 30, 2008 and was recorded on the consolidated balance sheet as an investment in unconsolidated affiliates.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company had agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans was assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and was payable quarterly, in arrears. The credit facility provided that any advances were due and payable in full on the maturity date, which was the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. At December 31, 2007, the total amount outstanding under the credit facility was $20,000 and was recorded in other assets on the consolidated balance sheet. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company had agreed to advance ChinaHR up to an aggregate of $5,000 immediately and up to an additional $2,000 upon the receipt of consolidated financial statements as of and for the year ended December 31, 2007. During the nine months ended September 30, 2008, the Company advanced an additional $5,000 to ChinaHR bringing the total amount outstanding under the credit facilities to $25,000, which was recorded as a component of other assets on the consolidated balance sheet as of September 30, 2008.
On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by it for $174,000 in cash and the conversion of the $25,000 credit facility noted above into ChinaHR equity. The Company has not yet determined the purchase accounting allocation for specific assets and liabilities, and expects to complete an initial allocation by the end of 2008. Any goodwill recorded in connection with the acquisition will not be deductible for tax purposes.
In September 2008, in connection with its anticipated acquisition of the remaining ownership interest in ChinaHR, the Company hedged certain cash balances denominated in foreign currencies that were to be used to fund a portion of the purchase price. As of September 30, 2008, these hedging instruments had an unrealized gain of $2,381, which was recorded as a component of interest and other, net in the consolidated statement of operations. As of September 30, 2008, the fair value of these hedges was $56,379. All of these hedges settled in October 2008 with a realized gain of $2,570, of which $189 will be recognized in the fourth quarter of 2008 in interest and other, net.
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $1,011 in the second quarter of 2008 for this investment. The carrying value of the investment was $785 as of September 30, 2008 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
Income and loss in equity interests, net for the three and nine month periods ended September 30, 2008 and 2007 are based upon unaudited financial information and are as follows by equity investment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
ChinaHR	$(2,323)	$(3,298)	$(8,324)	$(8,561)
Finland	237	224	824	1,101

Loss in equity interests, net	$(2,086)	$(3,074)	$(7,500)	$(7,460)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through September 30, 2008, the Company has notified or terminated approximately 480 associates and approximately 140 associates have voluntarily left the Company. Cumulative expense for the program since inception is $29,848. The Company anticipates that these initiatives will reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion.

Restructuring and other special charges and related liability balances are as follows:

	December 31,		Cash	Non-Cash	September 30,
	2007	Expense	Payments	Utilization(1)	2008
Workforce reduction	$6,226	$9,858	$(11,801)	$(1,162)	$3,121
Fixed asset write-offs	—	2,771	—	(2,771)	—
Consolidation of office facilities	459	338	(422)	—	375
Other costs and professional fees	505	284	(749)	—	40

Total	$7,190	$13,251	$(12,972)	$(3,933)	$3,536

(1)	Non-cash utilization includes accelerated vesting of stock-based compensation and the write-off of fixed assets.
8. PROPERTY AND EQUIPMENT, NET

	September 30, 2008	December 31, 2007
Capitalized software costs	$171,119	$135,935
Furniture and equipment	31,044	32,573
Leasehold improvements	30,020	27,272
Computer and communications equipment	159,061	137,633

	391,244	333,413
Less: accumulated depreciation	238,892	210,016

Property and equipment, net	$152,352	$123,397

Depreciation expense was $36,253 and $27,618 for the nine months ended September 30, 2008 and 2007, respectively.
9. FINANCING AGREEMENT
In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250,000. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, or enter into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of September 30, 2008, the Company was in compliance with its covenants.
At September 30, 2008, the utilized portion of this credit facility was $247,000 in borrowings and $1,925 for standby letters of credit and $1,075 was unused. At September 30, 2008, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 3.9%, 2.0% and 5.0%, respectively. As of September 30, 2008, the Company used option (i) to determine the interest rate applied on its outstanding balance, with the prevailing interest rate of 5.0%.

10. STOCKHOLDERS’ EQUITY
Common and Class B Common Stock
Each share of Class B common stock is entitled to ten votes on each matter that the holders of Common Stock are entitled to vote on and is convertible, at any time, at the option of the stockholder into one share of common stock. As of September 30, 2008, all Class B common stock was held by Andrew J. McKelvey, the Company’s former Chief Executive Officer.
On January 22, 2008, the Company, the Special Litigation Committee of the Board of Directors of the Company and Mr. McKelvey entered into a Memorandum of Understanding (“Memorandum of Understanding”). The Memorandum of Understanding provides that, pursuant to a Settlement Agreement, Mr. McKelvey will agree, among other things, to convert (the “Conversion”) all of the shares of Class B common stock of the Company held by him into shares of common stock of the Company (thereby terminating the supervoting rights of the shares of Class B common stock). Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the Conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters. A formal settlement agreement was later executed by the parties and granted preliminary approval by the courts. On October 2, 2008, the Supreme Court of the State of New York, New York County, granted final approval of the settlement agreement, including the settlement with Mr. McKelvey, see Note 14.
Share Repurchase Plan and Share Withholdings
In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009. For the nine months ended September 30, 2008, the Company purchased 5,454,316 shares of its common stock for an aggregate purchase price of $126,827. From inception through September 30, 2008, under the authorized repurchase plan, the Company repurchased 13,794,012 shares of its common stock for an aggregate purchase price of $423,577. As of September 30, 2008, the Company has authorization to purchase up to an additional $126,423 of shares of our common stock and all current repurchase plan authorizations expire on January 30, 2009. The Company also withheld 56,213 shares valued at $1,306 during the first nine months of 2008 to satisfy withholding obligations upon the vesting of employee stock awards.

11. COMPREHENSIVE INCOME
The Company’s comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$42,778	$33,301	$96,199	$101,399
Foreign currency translation adjustment and other	(56,153)	22,599	(29,906)	28,109
Net unrealized gain (loss) on available-for-sale securities	349	118	(1,021)	72

Comprehensive (loss) income	$(13,026)	$56,018	$65,272	$129,580

12. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.
The following tables present the Company’s operations by business segment and by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2008	2007	2008	2007
Careers — North America	$155,165	$175,309	$502,983	$533,807
Careers — International	142,441	121,687	452,386	344,738
Internet Advertising & Fees	34,583	33,146	97,586	97,412

Revenue	$332,189	$330,142	$1,052,955	$975,957

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Income	2008	2007	2008	2007
Careers — North America	$43,120	$51,455	$141,230	$171,912
Careers — International	30,231	7,344	71,790	27,360
Internet Advertising & Fees	4,726	3,487	7,951	15,228
Corporate expenses	(15,504)	(11,289)	(93,805)	(60,707)

Operating income	$62,573	$50,997	$127,166	$153,793

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Depreciation and Amortization	2008	2007	2008	2007
Careers — North America	$6,372	$5,403	$17,322	$14,230
Careers — International	6,560	4,785	18,281	12,988
Internet Advertising & Fees	1,661	1,511	4,547	3,960
Corporate expenses	117	146	353	684

Depreciation and amortization	$14,710	$11,845	$40,503	$31,862

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Restructuring and Other Special Charges	2008	2007	2008	2007
Careers — North America	$651	$4,948	$4,607	$4,948
Careers — International	2,236	4,291	6,752	4,291
Internet Advertising & Fees	251	1,244	1,370	1,244
Corporate expenses	454	672	522	672

Restructuring and other special charges	$3,592	$11,155	$13,251	$11,155

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by Geographic Region	2008	2007	2008	2007
United States	$183,208	$202,814	$579,469	$614,431
Germany	33,669	27,550	108,664	77,312
Other foreign	115,312	99,778	364,822	284,214

Revenue	$332,189	$330,142	$1,052,955	$975,957

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	September 30, 2008	December 31, 2007
Careers — North America	$635,596	$673,353
Careers — International	696,395	721,679
Internet Advertising & Fees	193,772	136,851
Corporate	535,849	424,057
Shared assets (a)	141,362	107,140
Discontinued operations	—	14,730

Total assets	$2,202,974	$2,077,810

(a)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

The following table reconciles long-lived assets by geographic region to the Company’s consolidated balance sheets:

Long-lived Assets by Geographic Region (a)	September 30, 2008	December 31, 2007
United States	$692,816	$541,580
International	203,394	232,502

Total long-lived assets	$896,210	$774,082

(a)	Long-lived assets are composed of goodwill, property and equipment and other intangible assets.
13. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The gross liability for uncertain tax positions, under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109 (inclusive of estimated accrued interest and penalties thereon), at September 30, 2008 and December 31, 2007 is recorded as non-current taxes payable of $115,318 and $111,108, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. At this point, it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur within the next twelve months.
14. STOCK OPTION INVESTIGATIONS AND LITIGATION
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

Investigations.
The United States Attorney’s Office for the Southern District of New York (“USAO”) and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company’s former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining the Company’s former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC approximately $276 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company. On April 30, 2008, James J. Treacy, who served as a senior executive of the Company from 1994 to 2002 and as a member of the Company’s Board of Directors from 1998 to 2003, was indicted for securities fraud and conspiracy in the United States District Court for the Southern District of New York. In addition, on April 30, 2008, the SEC commenced a civil action in the United States District Court for the Southern District of New York against Mr. Treacy and Anthony Bonica, the Company’s former Controller, alleging multiple violations of the federal securities laws in connection with the Company’s historical stock option grants.
ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).
In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint (“SAC”) against the Company, three of the individuals who had been defendants in the amended complaint, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery is now pending.
Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and Louisiana Municipal Police Employees’ Retirement System, et al. v. Paul Camara, et al., Index. No. 06 108700 (Supreme, N.Y. County)).
Derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County, against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant (the “Derivative Actions”).
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

The three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County were also consolidated. The consolidated actions have been styled as Louisiana Municipal Police Employees’ Retirement System, et al. v. Paul Camara, et al., Index. No. 06-108700 (Supreme, N.Y. County) (previously captioned as In re Monster Worldwide Inc. Derivative Litigation.) On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.
On November 21, 2006, the Board of Directors of the Company appointed a Special Litigation Committee of the Board (the “SLC”) composed of independent and disinterested directors to investigate and take whatever actions it deems appropriate with respect to the claims made in the Derivative Actions.
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
Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. On June 2, 2008, the formal settlement agreement resolving Monster Worldwide’s claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others was presented for approval to both the Supreme Court of the State of New York, New York County, and the United States District Court for the Southern District of New York. On June 11, 2008, the United States District Court for the Southern District of New York preliminarily approved the settlement agreement and conditionally dismissed the federal derivative action, subject to further consideration thereof at a settlement hearing to be held by the Supreme Court of the State of New York, New York County. Pursuant to the settlement agreement, the Company will receive approximately $10,000 in cash from various individuals (inclusive of the $8,000 from Mr. McKelvey), the Class B common stock held by Mr. McKelvey will be converted into ordinary shares of common stock, certain outstanding stock options and restricted stock units will be cancelled and the exercise price of certain outstanding options will be increased. On October 2, 2008, the Supreme Court of the State of New York, New York County, granted final approval of the settlement.

Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).
On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company’s former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On July 14, 2008, the Court certified a class consisting of all of those who purchased or acquired securities of the Company from May 5, 2005 to June 9, 2006 other than the defendants, the officers and directors of the Company, members of the immediate families of any excluded person, the legal representatives, heirs, successors or assigns of an excluded person, any entity in which defendants have or had a controlling interest and any current of former Company employee who acquired the Company’s securities through the exercise of options. On September 28, 2008, the lead plaintiff, the Company and the individual defendants entered into a Stipulation of Settlement (the “Stipulation of Settlement”) that memorializes the terms pursuant to which the parties have agreed, subject to Court approval, to settle the securities class action. The Stipulation of Settlement provides for a payment to the class by the defendants of $47,500 in full settlement of the claims asserted in the Securities Class Action. The Company’s cost is anticipated to be approximately $25,000 (net of insurance and contribution from another defendant). On October 3, 2008, the United States District Court for the Southern District of New York granted preliminary approval of the Stipulation of Settlement and scheduled a hearing with respect to final approval of the settlement of the federal shareholder class action for November 21, 2008.
Dispute with Option Holders.
From July 25, 2006 to December 26, 2006, the Company suspended its Registration Statement on Form S-8, resulting in a prohibition on the exercise of stock options. The Company received correspondence from, or on behalf of, certain former employees who are grantees of certain vested stock options that were scheduled to expire or be forfeited unless exercised during this suspension period. Due to the suspension of the Company’s S-8, these individuals were precluded from exercising such options prior to the expiration date of the options. The former employees informed the Company that they would seek to hold the Company liable for any financial damages suffered as a result of their inability to exercise the options during the suspension period. In December 2006, the Company’s Board of Directors approved the payment of approximately $5,000 to compensate certain former employees for the value of stock options that expired during the period that the Company’s equity compensation plans were suspended. In exchange for payment, the Company requested a release of any liability. The Company has made payments to, and has received releases from, substantially all of such former employees.
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
Security Breach
In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called “phishing” emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the “FTC”) in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with these governmental authorities’ inquiries and, if necessary, intends to continue to cooperate with such requests.
Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. Discovery in this action is underway.

In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.
Patent Claim
In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc.; CareerBuilder LLC; Gannett Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court for the Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates plaintiff’s patent. The Complaint seeks permanent injunctive and/or monetary relief. Based on the Company’s initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit. On September 2, 2008, the plaintiff voluntarily dismissed the action with prejudice.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2008, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 3, the Company has classified the results of operations of Tickle Inc. as discontinued operations and accordingly the accompanying December 31, 2007 balance sheet reflects adjustments relating to this change. We have not audited the accompanying balance sheet.
/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, New York
October 30, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide”, “Monster,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). In addition, we make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements, including economic and other conditions in the markets in which we operate, risks associated with acquisitions or dispositions, competition, ongoing costs associated with the Company’s historical stock option practices and related litigation, costs associated with our restructuring plan and security breach, and the other risks discussed in this report and our other filings made with the SEC.
There are many factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007.
Overview
Monster Worldwide is the premier global online “careers” solution, bringing people together to improve their lives. With a presence in approximately 40 countries around the world, we have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that continually redefine the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice to enhance the consumer experience.
Our services and solutions include searchable job postings, media placement, a resume database and other career-related content. Users can search our job postings and post their resumes for free on each of our websites. Employers pay to post jobs, create recruitment organizer for searching the resume database and access other career-related services.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. We believe the growth opportunities internationally are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our Careers — International segment accounted for 43.0% of our consolidated revenue for the nine months ended September 30, 2008, an increase of 7.7% over the comparable 2007 period. We are also positioned to benefit from the continued secular shift towards online recruiting. Through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our Careers business over the next several years.
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

Business Combinations
For the period January 1, 2007 through September 30, 2008, we completed the following business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers — International
Subsequent to the end of the third quarter, on October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by it for $174.0 million in cash and the conversion of a $25.0 million Company provided credit facility into ChinaHR equity.
Discontinued Operations
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. Our decision was based upon Tickle’s non-core offerings, which no longer fit our long-term strategic growth plans and Tickle’s lack of profitability. Tickle’s discontinued operations for the first nine months of 2008 included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.5 million and a net loss of $5.5 million from its operations. The income tax benefit included $25.6 million of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3.9 million of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.
Also during the year ended December 31, 2006, we disposed of businesses that collectively comprised our former Advertising & Communications operating segment. These transactions were executed in order to focus more resources to support the growth of the Monster franchise on a global basis. For the three and nine months ended September 30, 2008 and 2007, the revenue and costs related to our discontinued and disposed of businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Revenue	$190	$7,002	$6,348	$21,364
Loss before income taxes	(397)	(1,099)	(18,654)	(4,264)
Income tax benefit	139	444	29,494	1,658

Income (loss) from discontinued operations, net of tax	$(258)	$(655)	$10,840	$(2,606)

Restructuring Plan
In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates while simultaneously re-investing in areas of strategic importance, such as innovation, product and technology. Subsequent to the announcement of this plan, the Company made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through September 30, 2008, we have notified or terminated approximately 480 associates and approximately 140 associates have voluntarily left the Company. The restructuring plan arose out of a review of our organizational and cost structure by our executive management team. The restructuring is intended to realign the Company’s cost structure to permit investment in key areas that will improve the customer experience, foster revenue growth and margin expansion and reduce operating expense growth rates from prior levels. We have recorded charges and accruals in connection with these restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our initiatives. Although we do not anticipate significant changes, actual costs may differ from these estimates.
Results of Operations
Consolidated operating results as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	41.1%	38.5%	39.2%	40.3%
Office and general	21.6%	21.0%	21.0%	20.5%
Marketing and promotion	17.4%	21.7%	22.7%	22.3%
Provision for legal settlements, net	0.0%	0.0%	3.8%	0.0%
Restructuring and other special charges	1.1%	3.4%	1.3%	1.1%

Total operating expenses	81.2%	84.6%	87.9%	84.2%

Operating income	18.8%	15.4%	12.1%	15.8%
Interest and other, net	1.6%	2.0%	1.5%	1.9%

Income from continuing operations before income taxes and loss in equity interests	20.4%	17.4%	13.6%	17.7%
Income taxes	6.8%	6.2%	4.8%	6.3%
Loss in equity interest, net	(0.6)%	(0.9)%	(0.7)%	(0.8)%

Income from continuing operations	13.0%	10.3%	8.1%	10.7%
Income (loss) from discontinued operations, net of tax	-0.1%	-0.2%	1.0%	-0.3%

Net income	12.9%	10.1%	9.1%	10.4%

Consolidated Revenue, Operating Expenses and Operating Income
Our consolidated revenue, operating expenses and operating income for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	Increase	Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$332,189	100.0%	$330,142	100.0%	$2,047	0.6%

Salaries and related	136,506	41.1%	126,940	38.5%	9,566	7.5%
Office and general	71,834	21.6%	69,466	21.0%	2,368	3.4%
Marketing and promotion	57,684	17.4%	71,584	21.7%	(13,900)	(19.4)%
Restructuring and other special charges	3,592	1.1%	11,155	3.4%	(7,563)	(67.8)%

Operating expenses	269,616	81.2%	279,145	84.6%	(9,529)	(3.4)%

Operating income	$62,573	18.8%	$50,997	15.4%	$11,576	22.7%

Our consolidated revenue grew 0.6% in the third quarter of 2008 compared to 2007. Careers — International experienced strong revenue growth of 17.1% from increases throughout continental Europe and in the Asia Pacific region and accounting for 42.9% of consolidated revenue in 2008 compared to 36.9% in 2007. Careers — North America revenue decreased 11.5%. The effect of the weakening U.S. dollar contributed approximately $5.5 million to reported revenue, or approximately 1.7% of the overall growth.
Our consolidated operating expenses declined 3.4% in the third quarter of 2008, reflecting our continued commitment to contain expense growth while we reinvest in critical areas such as sales, technology, product innovation, customer service and infrastructure. Salary and related expenses in third quarter of 2008 were higher by 7.5% from the third quarter of 2007, primarily from increases in stock based compensation from $3.0 million in 2007 to $7.6 million in 2008, as we are providing equity and incentive compensation opportunities to a broader set of associates and higher salaries and benefits on an 11% increase in headcount. Increases in office and general expenses were driven primarily by increased expense from depreciation and amortization of $2.9 million, incremental facilities’ costs of $2.3 million partially offset by a reduction in professional fees of $4.0 million primarily from lower consulting expenses related to the security breach. Marketing and promotion expenses decreased $13.9 million, or 19.4%, in 2008 compared to 2007, as a result of our efforts to centralize the purchase of certain key services, such as media buying and production, and also as a result of a more targeted market approach. The effects of the weakening U.S. dollar increased our consolidated operating expenses by approximately $4.3 million, or 1.5%, in the third quarter of 2008 compared to the 2007 period.
Our consolidated operating margin was 18.8% in the third quarter of 2008, compared to 15.4% in the third quarter of 2007. Operating income increased $11.6 million or 22.7% in the third quarter of 2008 compared to 2007, primarily as a result of cost containment efforts. As a result of our restructuring and reinvestment programs, we believe we have made solid progress in improving the Company’s operating platform to facilitate future growth. Increased revenue from our Careers - International segment also added to higher operating income.
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

Careers — North America
The operating results of our Careers — North America segment for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$155,165	100.0%	$175,309	100.0%	$(20,144)	(11.5)%

Selling, general and administrative (a)	102,649	66.2%	117,720	67.2%	(15,071)	(12.8)%
Depreciation and amortization (b)	9,396	6.1%	6,134	3.5%	3,262	53.2%

Operating income	$43,120	27.8%	$51,455	29.4%	$(8,335)	(16.2)%

(a)	Includes restructuring and other special charges (credits) of $(273) and $4,881 in 2008 and 2007, respectively and $3,027 for security breach remediation in 2007.

(b)	Includes $2,100 and $664 of amortization of stock-based compensation in 2008 and 2007, respectively; restructuring and other special charges in 2008 of $924 and $67 for non-cash write-offs in 2008 and 2007, respectively.
Revenue in our Careers — North America segment decreased $20.1 million or 11.5% in the third quarter of 2008, compared to the prior year period. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. Our business was negatively impacted in the financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries, such as construction and manufacturing. Partially offsetting this was growth in our government, newspaper partnership and Canadian business.
Operating costs in our Careers — North America segment decreased 9.5%, primarily as the result of a 24% decrease in marketing and promotion expenditures as a result of our efforts to centralize the purchase of certain key services, such as media buying and production, and also as a result of a more targeted market approach. In addition, salary and related expenses decreased by 5%, primarily the result of lower costs per employee resulting from restructuring, partially offset by the staffing of our new customer service center. Stock-based compensation increased $1.4 million in 2008 compared to 2007, as a result of a broader level of associates participating in our stock-based compensation plan. Restructuring expenses decreased $4.3 million in the third quarter of 2008 compared to 2007 primarily on lower severance expense. The portion of Careers — North America’s costs for technology infrastructure increased in the third quarter by 20%, as we remain committed to investing in our product, new technology, customer service and other assets in order to sustain long-term profitability. We expect to continue our cost containment efforts in order to mitigate some of the effects of the weaker U.S. economy on revenue, while still investing in efforts to improve customer service and our technology infrastructure.
Our Careers — North America segment generated an operating margin of 27.8% in the third quarter of 2008, compared to 29.4% reported in the comparable 2007 period. Operating income in our Careers - North America segment decreased $8.3 million or 16.2% in the third quarter of 2008 compared to the 2007 period. The decrease was primarily the result of the 11.5% reduction in revenue, increased costs for technology infrastructure and stock-based compensation, partially offset by the decrease in marketing and other operating costs and restructuring expenses, as noted above.

Careers — International
The operating results of our Careers — International segment for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$142,441	100.0%	$121,687	100.0%	$20,754	17.1%

Selling, general and administrative (a)	103,381	72.6%	108,791	89.4%	(5,410)	(5.0)%
Depreciation and amortization (b)	8,829	6.2%	5,552	4.6%	3,277	59.0%

Operating income	$30,231	21.2%	$7,344	6.0%	$22,887	311.6%

(a)	Includes costs for restructuring and other special charges of $2,236 and $4,291 in 2008 and 2007, respectively and $1,954 for security breach remediation in 2007.

(b)	Includes $2,269 and $767 of amortization of stock-based compensation in 2008 and 2007, respectively.
Our Careers — International segment delivered revenue growth of 17.1% in the third quarter of 2008 compared to the third quarter of 2007. We experienced strong revenue growth throughout continental Europe with our Careers — International revenue accounting for 42.9% of consolidated revenue in 2008, compared to 36.9% in 2007. Our leading position in large geographic markets across Europe and the ongoing secular shift from print to online continued to drive revenue growth; however, we did experience a slowdown in customer activity, particularly from U.S. based multi-national customers reflecting the uncertain economic environment. In the Asia/Pacific region we continued to experience strong revenue growth. We are seeing signs of economic slowdown in a majority of the regions where we operate. The effect of the weakening U.S. dollar in the third quarter of 2008 increased reported revenue by approximately $5.5 million, or approximately 4.5% of an increase in the growth rate.
Our Careers — International segment operating expenses decreased $2.1 million or 1.9% in 2008 compared to 2007, primarily as a result of a 32% reduction in marketing and promotion expenditures as a result of our efforts to centralize the purchase of certain key services, such as media buying and production, and also as a result of a more targeted market approach, as well as lower costs for the security breach remediation. This decrease was partially offset by a 14% increase in technology infrastructure costs in the third quarter of 2008, as we remain committed to investing in our product, new technology and other technology assets in order to sustain long-term profitability. In addition, we incurred higher salary and related costs of 12% on a 2% increase in employee headcount and a broader level of associates participating in our stock-based compensation plan. The effect of the weakening U.S. dollar contributed approximately $4.2 million or 3.7% to expense growth in 2008.
Our Careers — International segment generated an operating margin of 21.2% in the third quarter of 2008, an increase from a 6.0% reported operating margin in the comparable 2007 period. Operating income in our Careers — International segment increased $22.9 million in the third quarter of 2008 compared to the 2007 period. The increase was primarily the result of an increase in revenues of $20.8 million and a slight decrease in expenses. The effect of the weakening of the U.S. dollar had a $1.3 million positive effect on reported operating income.

Internet Advertising & Fees
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$34,583	100.0%	$33,146	100.0%	$1,437	4.3%

Selling, general and administrative (a)	27,158	78.5%	27,830	84.0%	(672)	(2.4)%
Depreciation and amortization (b)	2,699	7.8%	1,829	5.5%	870	47.6%

Operating income	$4,726	13.7%	$3,487	10.5%	$1,239	35.5%

(a)	Includes costs for restructuring and other special charges of $251and $1,244 in 2008 and 2007, respectively and $673 for security breach remediation in 2007.

(b)	Includes $1,038 and $318 of amortization of stock-based compensation in 2008 and 2007, respectively.
Revenue in our Internet Advertising & Fees segment increased 4.3% in the third quarter of 2008 compared to the third quarter of 2007. The increase in revenue is primarily as a result of growth in sales from our Military.com website and our acquisition of Affinity Labs in January 2008, as part of our strategy to access the significant opportunities to expand our presence in online vertical communities. Our strategic decision in 2007 to remove interstitial advertisements and student loan advertising continued to negatively impact comparable results in the third quarter of 2008.
Our Internet Advertising & Fees segment operating expenses increased $0.2 million or 0.7% in the third quarter of 2008 compared to the 2007 period. Marketing and promotion costs increased 46%, driven by $3.1 million of increased online and client services media advertising, primarily from our acquisition of Affinity Labs in January of 2008 and our Military.com website. Stock compensation cost increased $0.7 million primarily from a broader level of associates participating in our stock-based compensation plan, partially offset by lower cash compensation expense of $0.7 million. Consulting expense decreased $0.9 million primarily on lower expenses for security breach remediation. Restructuring program expenses were lower by $1.0 million and technology and infrastructure costs decreased $0.9 million in 2008 compared to 2007.
Our Internet Advertising & Fees segment generated an operating margin of 13.7% in the third quarter of 2008, an increase from a 10.5% reported operating margin in the comparable 2007 period. Operating income in our Internet Advertising & Fees segment increased $1.2 million or 35.5% in the third quarter of 2008 compared to the 2007 period. The increase was primarily the result of the increase in revenue partially offset by the increase in operating costs noted above.
Loss in Equity Interests, net
We reported losses in equity interests of $2.1 million and $3.1 million for the quarters ended September 30, 2008 and 2007, respectively. ChinaHR’s losses were $2.3 and $3.3 in the third quarter of 2008 and 2007, respectively.

Income Taxes
Income taxes for the three months ended September 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007	$ Change	% Change
Income from continuing operations before income taxes and equity interests	$67,856	$57,504	$10,352	18.0%
Income taxes	22,734	20,474	2,260	11.0%
Effective tax rate	33.5%	35.6%
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
Discontinued Operations, Net of Tax
Losses from discontinued operations for the third quarter 2008 related to the wind-down of Tickle of $0.3 million, net of an income tax benefit of $0.1 million. The 2007 losses of $0.7 million related to Tickle and the disposed of businesses that collectively comprised the former Advertising & Communications operating segment.
Earnings Per Share
Diluted earnings per share from continuing operations increased 38.5% in the third quarter of 2008 to $0.36, primarily as a result of higher operating income and lower non-operating income, partially offset by lower income taxes and a decrease in weighted average diluted shares. Diluted weighted average shares outstanding decreased approximately 10.0 million shares, primarily as a result of the repurchase of 8.3 million shares of common stock since October 2007 and a lower average share price in 2008. Net income was 12.9% of total revenue in the third quarter of 2008, compared to 10.1% in the third quarter of 2007.

The Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Consolidated Revenue, Operating Expenses and Operating Income
Consolidated revenue, operating expenses and operating income for the nine months ended September 30, 2008 and 2007 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$1,052,955	100.0%	$975,957	100.0%	$76,998	7.9%

Salaries and related	412,833	39.2%	393,259	40.3%	19,574	5.0%
Office and general	221,091	21.0%	200,089	20.5%	21,002	10.5%
Marketing and promotion	238,514	22.7%	217,661	22.3%	20,853	9.6%
Provision for legal settlements, net	40,100	3.8%	—	0.0%	40,100	—
Restructuring and other special charges	13,251	1.3%	11,155	1.1%	2,096	18.8%

Operating expenses	925,789	87.9%	822,164	84.2%	103,625	12.6%

Operating income	$127,166	12.1%	$153,793	15.8%	$(26,627)	(17.3)%

Our consolidated revenue grew 7.9% in the first nine months of 2008 compared to 2007. The effect of the weakening U.S. dollar contributed approximately $32.4 million to reported revenue, or approximately 3.3% of overall growth. Careers — International experienced strong revenue growth throughout continental Europe and in the Asia Pacific region. Careers — North America revenue decreased 5.8%.
Our consolidated operating expenses grew 12.6% in the first nine months of 2008, primarily as a result of 2008 expenses including a $40.1 million provision for legal settlements, net for the proposed settlement of the class action and related lawsuits, as well as increases in marketing and promotion, stock-based compensation and facilities expenses, over the comparable 2007 period. Marketing and promotion expenses increased $20.9 million, or 9.6%, as a result of approximately $31.3 million of incremental marketing expenses associated with media placement and production costs for the global brand re-launch in January 2008, partially offset by reduced spending in the third quarter on marketing and advertising. The Company made a strategic decision to reinvigorate and re-launch the Monster brand, on a global basis, an initiative that we believe will benefit future quarters and years. Included within the salaries and related expense for the nine months ended September 30, 2008 and 2007 was approximately $1.2 million and $12.8 million, respectively, of accelerated stock-based compensation expense related to former key employees and executive officers. Stock-based compensation was $21.5 million for the first nine months of 2008, compared to $11.7 million for the same period of 2007, excluding the $1.2 million and the $12.8 million of accelerated expense, as we are providing equity and incentive compensation opportunities to a broader section of our associates designed to reward increased productivity. Increases in office and general expenses primarily resulted from additional depreciation and amortization of $8.6 million, incremental costs associated with annual regional sales conferences that launched our new brand strategy in the beginning of the year and $6.8 million of costs associated with running our new additional and existing facilities. Included in office and general expenses are professional fees and expenses related to the ongoing stock option investigation of $11.1 million and $17.7 million in the first nine months of 2008 and 2007, respectively. Restructuring expense was $13.3 million in 2008 compared to $11.2 million in 2007 as a result of our restructuring and reinvestment programs. We believe we have made solid progress in improving the Company’s operating platform to facilitate future growth. Overall headcount is up approximately 11% in 2008 from 2007, driven largely by increased headcount in customer service, sales and technology staffs which were partially offset by the reductions from the restructuring program. The effects of the weakening U.S. dollar increased our consolidated operating expenses by approximately $24.9 million in the first nine months of 2008 compared to the comparable 2007 period.
Our consolidated operating margin was 12.1% in the first nine months of 2008, compared to 15.8% in 2007. Operating income decreased $26.6 million in 2008 compared to the same period in 2007, primarily from inclusion in 2008 of $40.1 million for a provision for net legal settlements compared to the 2007 period.

Careers — North America
The operating results of our Careers — North America segment for the nine months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$502,983	100.0%	$533,807	100.0%	$(30,824)	(5.8)%

Selling, general and administrative (a)	335,229	66.6%	344,223	64.5%	(8,994)	(2.6)%
Depreciation and amortization (b)	26,524	5.3%	17,672	3.3%	8,852	50.1%

Operating income	$141,230	28.1%	$171,912	32.2%	$(30,682)	(17.8)%

(a)	Includes restructuring and other special charges of $674 and $4,881 in 2008 and 2007 respectively; and security breach remediation of $224 and $3,027 in 2008 and 2007 respectively.

(b)	Includes $5,269 and $3,442 of amortization of stock-based compensation in 2008 and 2007, respectively; restructuring and other special charges in 2008 of $1,162 for non-cash stock-based compensation; and $2,771 and $67 for non-cash write-offs in 2008 and 2007 respectively.
Revenue in our Careers — North America segment decreased $30.8 million or 5.8% in the first nine months of 2008, compared to the prior year period. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. In addition, our business was negatively impacted in the financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries such as construction and manufacturing. Partially offsetting this was growth in our government, newspaper partnership and Canadian business.
Operating costs in our Careers — North America segment were essentially flat in the first nine months of 2008 when compared to the 2007 period. Restructuring expenses, including write-offs, were $4.6 million and $4.9 million in the first nine months of 2008 and 2007, respectively. Technology infrastructure costs increased by approximately 22%, as we remain committed to investing in our product, new technology and other assets in order to sustain long-term profitability. Salary and related expenses decreased by 3%, resulting from the impacts of the restructuring program, partially offset by headcount additions in the third quarter of 2008 for the opening of our new customer service center and sales force expansion, as well as an increase of $1.8 million in stock-based compensation, excluding restructuring expense of $1.2 million in 2008, consistent with a broader associate segment receiving equity and incentive compensation opportunities. The marketing and promotion expenditures were essentially flat in 2008 compared to 2007.
Our Careers — North America segment generated an operating margin of 28.1% in the first nine months of 2008, compared to 32.2% reported in the comparable 2007 period. Operating income in our Careers — North America segment decreased $30.7 million or 17.8% in the first nine months of 2008 compared to the comparable 2007 period. The decrease was primarily the result of the decrease in revenue.

Careers — International
The operating results of our Careers — International segment for the nine months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$452,386	100.0%	$344,738	100.0%	$107,648	31.2%

Selling, general and administrative (a)	356,303	78.8%	301,886	87.6%	54,417	18.0%
Depreciation and amortization (b)	24,293	5.4%	15,492	4.5%	8,801	56.8%

Operating income	$71,790	15.9%	$27,360	7.9%	$44,430	162.4%

(a)	Includes costs for restructuring and special charges of $6,752 and $4,291 in 2008 and 2007, respectively and; $186 and $1,954 for security breach remediation in 2008 and 2007, respectively.

(b)	Includes $6,012 and $2,504 of amortization of stock-based compensation in 2008 and 2007, respectively.
Our Careers — International segment delivered revenue growth of $107.6 million or 31.2% in the first nine months of 2008 compared to the first nine months of 2007. We experienced strong revenue growth throughout continental Europe with our Careers—International revenue accounting for 43.0% of consolidated revenue in 2008, compared to 35.3% in 2007. Our leading position in large geographic markets across Europe and the ongoing secular shift from print to online continued to drive revenue growth; however during the third quarter of 2008 we did experience a slowdown in customer activity, particularly from U.S. based multi-national customers reflecting the uncertain economic environment. In the Asia/Pacific region we continued to experience strong revenue growth. We are seeing signs of economic slowdown in a majority of the regions where we operate. The effect of the weakening U.S. dollar contributed approximately $31 million to reported revenue, or approximately 9% of the growth.
Our Careers — International segment operating expenses increased $63.2 million or 19.9% in the first nine months of 2008, compared to the 2007 period, primarily as a result of a 10% increase in marketing and promotion expenditures, which included approximately $13 million of incremental marketing costs related to the global brand re-launch in the first quarter of 2008. Technology infrastructure costs increased in 2008 by 17%, as we remain committed to investing in our product, new technology and other technology assets in order to sustain long-term profitability. In addition, we incurred higher salary and related costs, primarily due to increased compensation and a broader level of associates participating in our equity compensation plan. The effect of the weakening U.S. dollar contributed approximately $23.3 million to operating expense in the first nine months of 2008 compared to the 2007 period.
Our Careers — International segment generated an operating margin of 15.9% in the first nine months of 2008, an increase from a 7.9% reported operating margin in the comparable 2007 period. Operating income in our Careers — International segment increased $44.4 million or 162.4% in the first nine months of 2008 compared to the comparable 2007 period. The increase was primarily the result of an increase in revenues of $107.6 million, partially offset by higher expenses. The effect of the weakening U.S. dollar contributed approximately $7.5 million to our reported operating income.

Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the nine months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$ Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$97,586	100.0%	$97,412	100.0%	$174	0.2%

Selling, general and administrative (a)	81,861	83.9%	77,188	79.2%	4,673	6.1%
Depreciation and amortization (b)	7,774	8.0%	4,996	5.1%	2,778	55.6%

Operating income	$7,951	8.1%	$15,228	15.6%	$(7,277)	(47.8)%

(a)	Includes costs for restructuring and other special charges of $1,370 and $1,244 for 2008 and 2007, respectively and; for security breach remediation of $41and $673 in 2008 and 2007, respectively.

(b)	Includes $3,227 and $1,036 of amortization of stock-based compensation in 2008 and 2007, respectively.
Revenue at our Internet Advertising & Fees segment were essentially flat with a small increase of 0.2% in the first nine months of 2008 compared to the first nine months of 2007. Growth in sales from our Military.com website and our acquisition of Affinity Labs was essentially offset by our strategic decision in 2007 to remove interstitial advertisements and student loan advertising, which continued to negatively impact comparable results. We also experienced lower demand from financial services customers. We acquired Affinity Labs in January 2008 as part of our strategy to access the significant opportunities to expand our presence in online vertical communities.
Operating costs at our Internet Advertising & Fees segment increased $7.5 million, or 9.1% in the first nine months of 2008 compared to the first nine months of 2007. Marketing and promotion costs increased $11.7 million, primarily from the acquisition of Affinity Labs and additional online advertising expenses and $0.7 million in incremental costs for the global brand re-launch. Stock-based compensation increased $2.2 million due to a broader level of associates participating in our equity compensation plan. These increases were partially offset by lower expenses for technology infrastructure of $3.0 million, cash based compensation expenses of $2.2 million and consulting expenses of $1.3 million.
Our Internet Advertising & Fees segment generated an operating margin of 8.1% in the first nine months of 2008, a decrease from 15.6% reported operating margin in the comparable 2007 period. Our Internet Advertising & Fees segment posted operating income of $8.0 million in the first nine months of 2008, a decline from operating income of $15.2 million in the first nine months of 2007, as a result of increased costs and flat revenues.
Loss in Equity Interests, Net
We reported losses in equity interests of $7.5 million for the nine months ended September 30, 2008 and 2007. The losses for ChinaHR were $8.3 million and $8.6 million in 2008 and 2007, respectively.

Income Taxes
Income taxes for the nine months ended September 30, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007	$ Change	% Change
Income from continuing operations before income taxes and equity interests	$142,889	$172,616	$(29,727)	(17.2)%
Income taxes	50,030	61,151	(11,121)	(18.2)%
Effective tax rate	35.0%	35.4%
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
Discontinued Operations, Net of Tax
Discontinued operations for the first nine months of 2008 were for the wind-down of Tickle and included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.5 million and a net pre-tax loss of $5.5 million from its operations. The 2007 results of $2.6 million were primarily for Tickle operations of $2.1 million and the disposed of businesses that collectively comprised the former Advertising & Communications operating segment.
Earnings Per Share
Diluted earnings per share from continuing operations decreased 11.4% to $0.70 in the 2008 period, primarily as a result of lower operating income, as a result of the inclusion of $40.1 million in a provision for proposed and anticipated net legal settlements, partially offset by a lower tax provision and lower diluted average shares outstanding. Diluted weighted average shares outstanding decreased approximately 10.2 million shares, primarily as a result of the repurchase of 8.3 million shares of common stock since October 2007 and a lower average share price. Net income was 9.1% of total revenue in the first nine months of 2008, compared to 10.4% in the first nine months of 2007.
Financial Condition
The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

	September 30,	December 31,	Change
(dollars in thousands)	2008	2007	$	%
Cash and cash equivalents	$605,124	$129,744	$475,380	366.4%
Marketable securities (current and non-current)	127,551	448,703	(321,152)	(71.6)%

Cash and cash equivalents and marketable securities	$732,675	$578,447	$154,228	26.7%

Percentage of total assets	33.3%	27.8%

Consolidated cash flows for the nine months ended September 30, 2008 and 2007 are as follows:

	September 30,	September 30,	Change
(dollars in thousands)	2008	2007	$	%
Cash provided by operating activities of continuing operations	$244,853	$210,101	$34,752	16.5%
Cash provided by (used for) investing activities of continuing operations	118,750	(33,352)	152,102	456.1%
Cash (used for) provided by financing activities of continuing operations	120,848	(118,648)	239,496	201.9%

Cash used in discontinued operations	(4,091)	(5,361)	1,270	23.7%

Effect of exchange rates on cash	(4,980)	5,795	(10,775)	(185.9)%

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases. On October 8, 2008, the Company announced that it had completed the acquisition of the remaining 55.6% ownership interest in ChinaHR for $174.0 million in cash, which will be paid in the fourth quarter of 2008, and the conversion of a $25.0 million credit facility into ChinaHR equity. Additionally, we may purchase shares of our common stock from time to time, pursuant to the share repurchase program, as conditions warrant.
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller financed notes to meet our liquidity needs. We have historically invested our excess cash predominantly in money market funds, commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term investment purposes. Due to the current state of the financial markets, we have redeployed our excess cash during 2008 in conservative investment vehicles such as money market funds solely with the U.S. treasury, top foreign sovereign debt obligations, bank deposits at prime money center banks and municipal bonds. We are actively monitoring the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.
As of September 30, 2008, the Company held $94.7 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. Based on a third party valuation and an analysis of other-than-temporary impairment factors, our auction rate securities were written down to an estimated fair value of $93.7 million, resulting in an unrealized loss of $1.0 million. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of shareholders’ equity. See information regarding the valuation of auction rate securities on page 44-45, Item 3 Quantitative And Qualitative Disclosures About Market Risk.
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

During the first nine months of 2008, we recorded $11.1 million of professional fees as a direct result of the investigation into our historical stock option grant practices and related accounting. These costs were recorded as a component of office and general expenses and primarily relate to professional services for legal fees. We expect to continue to incur significant professional fees related to the ongoing stock option investigation. While we cannot quantify or estimate the timing of these costs throughout 2008 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.
We paid approximately $26.6 million for income taxes during the first nine months of 2008, related to our 2008 and 2007 income tax liability. In 2008, we expect to continue to pay U.S. domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have utilized all of our U.S. Federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.
As of September 30, 2008, we had cash and cash equivalents and total marketable securities of $732.7 million, compared to $578.4 million as of December 31, 2007. Our increase in cash and total marketable securities of $154.2 million in the first nine months of 2008 primarily results from our borrowing of $247.0 million under our credit facility and cash flows from operating activities of $240.8 million. These increases in cash were partially offset by the repurchase of 5.5 million shares of our common stock for $126.8 million, payments for acquisitions of $126.2 million, net of cash acquired, and $71.2 million of capital expenditures.
Cash provided by operating activities was $240.8 million for the nine months ended September 30, 2008, an increase from $205.0 million in the first nine months of 2007. The increase in cash provided by operating activities was primarily from decreased accounts receivable of $97.8 million in 2008 when compared to 2007 and non-cash provision for legal settlements of $40.1 million. These were partially offset by decreases in deferred revenue of $103.1 million, accounts payable and other accrued liabilities of $29.7 million and a decrease in net income of $5.2 million, primarily from the net after tax effect of the provision for legal settlements, net. Payments related to the restructuring were $13.0 million in 2008.
We generated $118.8 million of cash for investing activities for the nine months ended September 30, 2008, primarily from net sales of marketable securities of $320.2 million, as we invested in shorter term securities with higher liquidity for the continued share repurchase program, partially offset by the Affinity Labs and Trovix acquisitions and capital expenditures. We used cash in 2008 to acquire Affinity Labs, Inc. and Trovix for $61.6 million and $64.3 million, net of cash acquired, respectively, and invested in capital expenditures of $71.2 million, as we expanded our infrastructure and systems in North America and Europe. Additionally in 2008, we funded $5.0 million to ChinaHR pursuant to the agreement with them.
We provided cash for financing activities in the nine months ended September 30, 2008 of $120.8 million, primarily from borrowings from the credit facility of $247.0 million, partially offset by the repurchase 5.5 million shares of our common stock for $126.8 million under the share repurchase program and an additional $1.3 million for other share repurchases.
In 2005, the Board of Directors approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our common stock. The November 2005 share repurchase plan was utilized fully during 2007. In 2007, the Board approved share repurchase plans authorizing us to purchase up to an additional $350 million of shares of our common stock. On January 30, 2008, the Board authorized us to purchase an additional $100 million of shares of our common stock under the share repurchase plan. As of September 30, 2008, we have authorization to purchase up to an additional $126.4 million shares of our common stock and all current repurchase plan authorizations expire on January 30, 2009.

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
Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data", of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
Internet Advertising & Fees. Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. We recognize revenue for online advertising as “impressions” are delivered. An impression is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. Unearned revenues are reported on the balance sheet as deferred revenue. Accounts receivable are reviewed for those that may potentially be uncollectible and any account balances that are determined to be uncollectible are included in the allowance for doubtful accounts.

Fair Value Measurements
The Company reviews impairments associated with its investment in marketable securities to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. In connection with the reviews for impairment, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of its investments based upon its assumptions, estimates and judgments in light of historical experience, current trends and other factors that the Company’s management believes to be relevant. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

Income Taxes
We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.
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
Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.
On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB also issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the additional disclosures required by SFAS 161.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks include fluctuations in interest rates and exchange rate variability.
We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Standard & Poor’s and Moody’s rating services and restricting amounts that can be invested with any single issuer.
As of September 30, 2008, our investments included $94.7 million of auction rate securities that are collateralized by debt obligations supported by student loans, of which approximately 93% of the underlying student loans are substantially guaranteed by the U.S. government. There is no assurance that successful auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. As of September 30, 2008, unrealized losses on these investments were $1.0 million. As of September 30, 2008, all other unrealized gains, net, on marketable securities were less than $0.1 million.
The instability in the credit markets may affect our ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company continues to believe that it will ultimately recover all amounts invested in these securities. In addition, we believe that any potential future unrealized gain or loss associated with these auction rate securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment. If such losses become permanent, an impairment charge would be recorded to our consolidated statement of operations. In addition, if such loses become permanent in the future and if the Company’s liquidity is insufficient at that time, such loses could have a material adverse affect on our results of operations and financial condition.
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
At September 30, 2008, the Company had outstanding foreign currency forward contracts with remaining terms of less than a month. The principal currencies hedged were the Euro and British Pound. The fair value of the Company’s hedging instruments was approximately $56.4 million at September 30, 2008. The fair value of these hedging instruments is subject to change as a result of potential changes in foreign exchange rates. The Company assesses its market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in currency rates. The potential loss in fair value for foreign exchange rate-sensitive instruments, all of which were forward foreign currency contracts, based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related instruments, the currency being purchased, was $5.6 million at September 30, 2008. The hedging instruments had an unrealized gain of $2.4 million as of September 2008 and settled in October 2008 for a realized gain of $2.6 million.
We have a presence in approximately 40 countries around the world. For the nine months ended September 30, 2008, 45.0% of our revenue was earned outside the United States and collected in local currency and related operating expenses were also paid in such corresponding local currency. Accordingly, we will be subject to risk for exchange rate fluctuations between such local currencies and the U.S. dollar.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the nine months ended September 30, 2008, our cumulative translation adjustment account decreased $29.9 million, primarily attributable to the strengthening of the U.S. dollar against the Swedish Krona, Korean Won and British Sterling.
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
Investigations.
The United States Attorney’s Office for the Southern District of New York (“USAO”) and the SEC have informed the Company that each is conducting an investigation into its past stock option grants. In connection with these investigations, the Company has received a grand jury subpoena from the United States District Court for the Southern District of New York and requests for the voluntary production of documents from the SEC. The Company is fully cooperating with the USAO and the SEC. On February 15, 2007, the Company’s former General Counsel pleaded guilty to two felony counts relating to those historical stock option grants and the SEC instituted a civil action against him. On March 26, 2007, the SEC civil action was settled pursuant to a final judgment permanently enjoining our former General Counsel from violating the federal securities laws and from acting as an officer or director of a public company. On January 23, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, entered into a deferred prosecution agreement with the USAO. Pursuant to the deferred prosecution agreement, the USAO has agreed to defer prosecution of Mr. McKelvey for conspiracy to commit securities fraud and securities fraud for one year and not proceed with any prosecution of Mr. McKelvey if, after one year, he has complied with his obligations under the agreement. On January 23, 2008, the SEC commenced an action against Mr. McKelvey and, at the same time, announced a settlement with Mr. McKelvey, pursuant to which he will be permanently enjoined from violating the federal securities laws, will pay the SEC $275,990 in disgorgement and prejudgment interest, and will be barred from serving as an officer or director of a public company. On April 30, 2008, James J. Treacy, who served as a senior executive of the Company from 1994 to 2002 and as a member of the Company’s Board of Directors from 1998 to 2003, was indicted for securities fraud and conspiracy in the United States District Court for the Southern District of New York. In addition, on April 30, 2008, the SEC commenced a civil action in the United States District Court for the Southern District of New York against Mr. Treacy and Anthony Bonica, the Company’s former Controller, alleging multiple violations of the federal securities laws in connection with the Company’s historical stock option grants.
ERISA Action (Taylor v. McKelvey et al., 06 CV 8322 (S.D.N.Y.)).
In October 2006, a putative class action litigation was filed in the United States District Court for the Southern District of New York by a former Company employee against the Company and a number of its current and former officers and directors. On February 16, 2007, plaintiff served an amended class action complaint. The amended complaint was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint (“SAC”) against the Company, three of the individuals who had been defendants in the amended complaint, and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery is now pending.

Derivative Actions (In re Monster Worldwide, Inc. Stock Option Derivative Litigation, Master Docket 1:06:cv 04622 (S.D.N.Y.) and Louisiana Municipal Police Employees’ Retirement System, et al. v. Paul Camara, et al., Index. No. 06 108700 (Supreme, N.Y. County)).
Derivative actions in connection with historical stock option practices have been commenced by shareholders purportedly on behalf of the Company in both the United States District Court for the Southern District of New York and in the Supreme Court of the State of New York, New York County, against a number of current and former officers and directors of the Company, naming the Company as a nominal defendant (the “Derivative Actions”).
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
The three purported derivative actions that were filed in the Supreme Court of the State of New York, New York County were also consolidated. The consolidated actions have been styled as Louisiana Municipal Police Employees’ Retirement System, et al. v. Paul Camara, et al., Index. No. 06-108700 (Supreme, N.Y. County) (previously captioned as In re Monster Worldwide, Inc. Derivative Litigation). On or about December 1, 2006, the plaintiffs in the consolidated state court actions filed a consolidated amended complaint asserting claims for breach of fiduciary duty and related state law causes of action. The state court plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants.
On November 21, 2006, the Board of Directors of the Company appointed a Special Litigation Committee of the Board (the “SLC”) composed of independent and disinterested directors to investigate and take whatever actions it deems appropriate with respect to the claims made in the Derivative Actions.
On January 22, 2008, Andrew J. McKelvey, the former Chairman and Chief Executive Officer of the Company, the SLC and the Company entered into a Memorandum of Understanding providing for the settlement of claims asserted on behalf of the Company against Mr. McKelvey in the Derivative Actions. The settlement provides that Mr. McKelvey will pay the Company $8.0 million and convert the 4,762,000 shares of Class B common stock owned by him for a like number of ordinary shares of common stock. The Memorandum of Understanding calls for the execution of a Settlement Agreement to be subject to Court approval. Pursuant to the terms of the Memorandum of Understanding, Mr. McKelvey has agreed that, pending the completion of the conversion, he shall be entitled to vote only one-tenth of the shares of Class B common stock beneficially owned by him on all matters submitted to the holders of common stock for their vote, approval, waiver or consent. With respect to the remaining nine-tenths of the shares of Class B common stock beneficially owned by Mr. McKelvey, he has, pursuant to the Memorandum of Understanding, given the Chief Executive Officer of the Company an irrevocable proxy to vote such shares on all matters submitted to the holders of common stock for their vote, approval, waiver or consent in the same percentages as the aggregate votes cast by the holders of shares of common stock (other than Mr. McKelvey) on such matters.

Prior to the settlement with Mr. McKelvey, the Company, with the approval of the SLC, entered into additional memoranda of understanding providing for the settlement of claims on behalf of the Company asserted against certain other officers and directors (current and former) of the Company in the Derivative Actions. On June 2, 2008, the formal settlement agreement resolving Monster Worldwide’s claims, including those asserted in the Derivative Actions, against Mr. McKelvey and the others was presented for approval to both the Supreme Court of the State of New York and the U.S. District Court for the Southern District of New York. With respect to the consolidated federal derivative actions, the United States District Court for the Southern District of New York has preliminarily approved the settlement agreement and conditionally dismissed the federal derivative action, subject to further consideration thereof at a settlement hearing to be held by the Supreme Court of the State of New York, New York County. Pursuant to the settlement agreement, the Company will receive approximately $10.0 million in cash from various individuals (inclusive of the $8.0 million from Mr. McKelvey), the Class B common stock held by Mr. McKelvey will be converted into ordinary shares of common stock, certain outstanding stock options and restricted stock units will be cancelled and the exercise price of certain outstanding options will be increased. On October 2, 2008, the Supreme Court of the State of New York, New York County, granted final approval of the settlement agreement.
Securities Class Action (In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.)).
On or about March 15, 2007, a putative securities shareholder class action was filed by Middlesex County Retirement System against the Company and certain former employees in the United States District Court for the Southern District of New York designated as In re Monster Worldwide Securities Litigation, 07 Civ. 2237 (S.D.N.Y.) (JSR), seeking an indeterminate amount of damages on behalf of all persons or entities, other than defendants, who purchased or acquired the securities of the Company from May 6, 2005 until September 9, 2006. On July 9, 2007, plaintiffs filed an amended complaint in the securities class action asserting claims against the Company, Andrew McKelvey and Myron Olesnyckyj, the Company’s former General Counsel, based on an alleged violation of Section 10(b) the Exchange Act and against the individual defendants based on an alleged violation of Section 20(a) of the Exchange Act. On July 14, 2008, the Court certified a class consisting of all of those who purchased or acquired securities of the Company from May 5, 2005 to September 9, 2006 other than the defendants, the officers and directors of the Company, members of the immediate families of any excluded person, the legal representatives, heirs, successors or assigns of an excluded person, any entity in which defendants have or had a controlling interest and any current of former Company employee who acquired the Company’s securities through the exercise of options. On September 28, 2008, the lead plaintiff, the Company and the individual defendants entered into a Stipulation of Settlement (the “Stipulation of Settlement”) that memorializes the terms pursuant to which the parties have agreed, subject to Court approval, to settle the securities class action. The Stipulation of Settlement provides for a payment to the class by the defendants of $47.5 million in full settlement of the claims asserted in the securities class action. The Company’s cost is anticipated to be approximately $25.0 million (net of insurance and contribution from another defendant). On October 3, 2008, the United States District Court for the Southern District of New York granted preliminary approval of the Stipulation of Settlement and scheduled a hearing with respect to final approval of the settlement of the federal shareholder class action for November 21, 2008.
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
Security Breach
In August 2007, the Company announced that certain of its servers had been the subject of attacks by malicious software and that, as a result, information such as names, addresses, phone numbers, and email addresses for job seekers with resumes posted on websites operated by the Company had been illegally downloaded. The Company does not generally collect social security numbers or financial data about its job seekers, such as bank account information or credit card accounts. The Company responded by conducting a comprehensive review of internal processes and procedures, enhancing its processes and procedures and notifying job seekers and employers of the attack and alerting job seekers about potential efforts to use that information to improperly obtain sensitive data from the job seekers in so called “phishing” emails. In October 2007, in connection with the attack, the Company was requested to provide information to the staff of the Federal Trade Commission (the “FTC”) in connection with a non-public inquiry into certain information security practices of Monster. After the Company submitted such information to the FTC, the matter was resolved without further action required by the Company. The Company has also received inquiries from certain other governmental authorities (foreign and domestic) in connection with the attack. The Company has cooperated with these governmental authorities’ inquiries and, if necessary, intends to continue to cooperate with such requests.

Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. Discovery in this action is underway.
In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.
Class B Common Stock
On September 25, 2007, Andrew J. McKelvey, the Company’s former Chairman and Chief Executive Officer, entered into a prepaid variable forward contract with an unaffiliated third party buyer, pursuant to which he pledged 4,762,000 shares of Class B common stock to secure his obligations under the contract. Each share of Class B common stock is entitled to ten (10) votes. The Company’s charter provides that the shares of Class B common stock immediately convert into common stock (entitled to only one vote per share) if the holder sells or assigns his beneficial ownership in the Class B common stock. The Company was in the process of determining whether, if as a result of the prepaid variable forward contract and the associated pledge, the shares of Class B common stock held by Mr. McKelvey have converted to ordinary shares of common stock. Because of the settlement with Mr. McKelvey described above, this determination would likely be rendered moot. Accordingly, the Company will only make such a determination if the settlement becomes inoperative and, pending such a determination, has treated the shares of Class B common stock as being outstanding in this Form 10-Q. Such treatment is without prejudice.
Patent Claim
In April 2008, the Company was served with an action entitled Pitchware, Inc. v. Monster Worldwide, Inc., CareerBuilder LLC, Gannett Co., Inc.; The McClatchy Company; Microsoft Corporation; and Career Marketplace, Inc. (Case No. C08-01848), filed in the United States District Court for the Northern District of California. The Complaint alleges that certain of the features that the respective Defendants offer their users violates plaintiff’s patent. The Complaint seeks permanent injunctive and/or monetary relief. Based upon the Company’s initial review of the Complaint, the Company believes the claims against the Company set forth in the Complaint are without merit. On September 2, 2008, the plaintiff voluntarily dismissed the action with prejudice.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A., Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a stock repurchase plan in place that allows it to purchase securities on the open market or otherwise from time to time as conditions warrant. A summary of the Company’s repurchase activity for the three months ended September 30, 2008 is as follows:

				Maximum Dollar
			Total Number	Value of Shares
			of Shares	That
			Purchased as	May Yet Be
		Average	Part of Publicly	Purchased Under
	Total number	Price	Announced	the
	of shares	Paid Per	Plans or	Plans or
Period	repurchased	Share	Programs	Programs(a)
As of June 30, 2008				$168,111,786
July 1 — July 31	—	N/A	—	168,111,786
August 1 — August 31	780,573	19.10	780,573	153,199,107
September 1 — September 30	1,394,415	19.20	1,394,415	126,422,704

Total	2,174,988	19.17	2,174,988	$126,422,704

(a)	On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its common stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its common stock under the share repurchase plan. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its common stock under the share repurchase plan. All current repurchase plan authorizations expire on January 30, 2009.
ITEM 6. EXHIBITS.
The following exhibits are filed as a part of this report:

10.1	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.

10.2	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.

10.3	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: November 4, 2008	By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: November 4, 2008	By:	/s/ Timothy T. Yates
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: November 4, 2008	By:	/s/ James M. Langrock
James M. Langrock
Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)

EXHIBIT INDEX

10.1	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.

10.2	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.

10.3	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.