Form 10-K
period 2008-12-31
MONSTER WORLDWIDE INC
filed 2009-02-12
CIK 1020416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-34209

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3906555 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

622 Third Avenue, New York, New York 10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(212) 351-7000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $2,544,998,191 as of June 30, 2008, the last business day of the registrant’s second fiscal quarter of 2008.

As of February 2, 2009, there were 123,198,405 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

Special Note About Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic crisis; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; volatility in our stock price; risks associated with government regulation; risks related to the investigations and the litigation associated with our historical stock option grant practices; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ii

PART I

ITEM 1.	BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”), parent company of Monster®, the premier global online employment solution, strives to inspire people to improve their lives. With a local presence in key markets in North America, Europe and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing personalized career advice to consumers globally. Through online media sites and services, Monster Worldwide delivers highly targeted audiences to advertisers. The Company is a member of the S&P 500 Index.

Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is http://corporate.monster.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our website, free of charge, under the caption “Investor Relations — SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

Our Strategy

Monster Worldwide’s long-term business strategy is designed to capitalize on the numerous opportunities that exist in the global online recruitment marketplace and related markets. Our strategy calls for strategic investment in product, technology, brand support and customer service to expand our global leadership position in an effort to achieve long-term growth and profitability and create shareholder value. In support of this strategy, we are streamlining and reorganizing our business operations on a global basis and controlling the growth of operating expenses.

Monster focuses on the needs of its customers, both employers and job seekers. We have created and introduced new products and services to improve the seeker experience while also developing deeper relationships with our employer customers. Through innovative products and a newly rebuilt website, we offer greater value to all job seekers who look to manage their career, even those seekers who are not currently actively engaged in a job search. The improvements we have made to our product offerings and services are designed to enhance seeker engagement and increase job response rate. We believe that more active seeker engagement will translate directly into higher quality candidates for our employers. For employers, we have introduced tools and features that allow them to more efficiently and effectively attract the most relevant candidates for their job openings.

Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008 we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education.

Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. Through our recent new product introduction and the multiple alliances we share with other companies that serve the human resources community, we have increased the number of products we now provide customers beyond the core job postings and resume database offerings. We now offer our customers online recruitment media solutions throughout our network, application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “eCommerce” channel, where the customer can post jobs and access the resume database without sales force involvement. We have recently integrated our field and telesales forces in the United States and aligned our sales resources into seven regions so we can operate more efficiently and provide a high touch, consultative service to customers. In addition, this past year, we have expanded the number of sales representatives in the United States to effectively extend our geographic sales coverage and increase the penetration of existing customers.

In order to support our new product launch and our expanded sales resources, we have invested in our customer service capabilities on a global basis. We are in the process of in-sourcing, centralizing and standardizing our global call center operations to create a customer focused, proactive value added model.

We continue to actively and aggressively support the Monster brand on a global scale through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to Monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates resulting in greater efficiencies for our marketing expenditures.

Our growth strategy includes global geographic expansion. We believe there is a large opportunity to extend our penetration in existing markets in Europe, Asia and Latin America, in addition to extending our presence beyond the markets we currently serve. In October 2008, we completed the acquisition of China HR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”), a leading online recruiter, serving employers and job seekers in major provinces in China. We believe there exists a significant opportunity to further develop the Greater China market over time. Additionally, in November 2008 the Company acquired a 50% equity interest in a company that provides online employment solutions in Australia.

We are also committed to entering adjacent markets. Our acquisition in January 2008 of Affinity Labs Inc. (“Affinity Labs”) provides an opportunity to provide highly relevant content to our seekers through a portfolio of professional and vocational communities. It will also provide employers access to a large, “hard-to-reach” pool of job candidates and allow us to expand our core product more aggressively.

Our Services

We operate in three business segments: Careers — North America, Careers — International and Internet Advertising & Fees. For the year ended December 31, 2008, these operating segments represented approximately 47%, 43% and 10% of our consolidated revenue, respectively. During the second quarter of 2008, we discontinued the operations of Tickle Inc., an online property within the Internet Advertising & Fees segment, which no longer fit the Company’s long term growth plans. During the year ended December 31, 2006, we disposed of our global Advertising & Communications business to focus our resources on building the Monster franchise and expanding the content of our online businesses. See Note 16 to our consolidated financial statements for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online employment solution, striving to inspire people to improve their lives. Monster has a presence in approximately 50 countries around the world. With a local presence in key markets in North America, Europe and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career related content. Job seekers can search our job postings and post their resumes on each of our career websites. Monster also offers premium career services at a fee to job seekers, such as resume writing and priority resume listing. Employers and human resources companies pay to post jobs, search our resume database, and utilize career site hosting and other services.

Monster targets the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. Additionally, we also concentrate our efforts on expanding our reach to include small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies that extend our presence with local and regional job seekers in various markets across the United States.

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

Revenue for the Internet Advertising & Fees segment is derived primarily from three types of services: lead generation, display advertising and products sold to consumers for a fee. Lead generation is a highly scalable direct response business in which marketers pay for connections to consumers whose demographics and interests match the requirements of specific business offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our clients with targeted and valuable leads. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster’s websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for promotion of products and services as consumers are actively looking for new ideas and solutions. Premium content and services comprise the final source of revenue for the Internet Advertising & Fees segment, as consumers pay for access to information and tools that provide greater support in the development of their educational and career opportunities.

Our largest customer categories are employers, schools, and consumer products and services. Employers use our media solutions to attract job seekers to job postings and to help job seekers better understand what it is like to work for a particular employer. Schools find our advertising and lead generation services to be effective tools in attracting students to investigate enrollment in higher education programs. Marketers of a variety of consumer products and services categories, including automotive, telecommunications, apparel and entertainment, have come to us to provide cost-effective and highly targeted solutions to connect with specific consumer segments.

Sales and Marketing

The Company’s sales resources consist of field sales, telesales, and a self service eCommerce channel. Our sales activities are geared toward large, medium and small companies as well as government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States has recently been regionalized to better serve our existing customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as enterprise, SMBs, government, healthcare and staffing. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is most heavily used by smaller employers today. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network. We have implemented a rigorous training program for the new sales representatives who joined the expanded U.S. sales force during the year.

We use sponsorships and broad-based media, such as broadcast television, the Internet, radio, and business, consumer and trade publications, to market and promote the Monster brand. The majority of our marketing and promotion expense is allocated to our Careers — North America and Careers — International segments.

Customers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, federal, state and local government agencies and educational institutions. No one customer accounts for more than 5% of our total annual revenue.

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and to incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, general classified advertising websites, professional networking and social networking websites, traditional media companies (primarily newspaper publishers), Internet portals, search engines and general-interest websites such as blogs. The barriers to entry into Internet businesses like ours are relatively low such that new competitors continuously arise. Low-cost and free classified advertising websites are gaining increased acceptance with employers. Professional networking websites have also made significant strides in attracting employers who in the past had focused on traditional media and large job boards. Additionally, over the past several years many niche career websites have been launched targeted at specific industry verticals.

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

Intellectual Property

Our success and ability to compete are dependent in part on the protection of our domain names, trademarks, trade names, service marks, patents and other proprietary rights. We rely on copyright laws to protect the original website content that we develop. In addition, we rely on federal, state and foreign trademark laws to provide additional protection for the identifying marks appearing on our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trade dress laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.

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

Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, there can be no assurance that third parties will not bring claims of patent, copyright or trademark infringement against us. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement or misappropriation, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which could significantly harm our business, financial condition and operating results.

Employees

As of February 1, 2009, we employed approximately 6,950 people worldwide, an increase over the prior year primarily resulting from the addition of approximately 1,450 new employees through acquisitions in 2008. Generally, our employees are not represented by a labor union or collective bargaining agreements except that our employees located in France, Italy and Spain are covered by collective bargaining agreements that are generally prescribed by local labor law. We regard the relationships with our employees as satisfactory.

Executive Officers

As of February 1, 2009, our executive officers were as follows:

Name	Age	Position

Salvatore Iannuzzi	55	Chairman of the Board, President and Chief Executive Officer
Timothy T. Yates	61	Executive Vice President and Chief Financial Officer
Darko Dejanovic	38	Executive Vice President, Global Chief Information Officer and Head of Product
James M. Langrock	43	Senior Vice President, Finance and Chief Accounting Officer
Lise Poulos	50	Executive Vice President and Chief Administrative Officer

Salvatore Iannuzzi has been Chairman of the Board, President and Chief Executive Officer of the Company since April 2007. Prior to joining the Company, Mr. Iannuzzi served as President of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2007. Prior to that, Mr. Iannuzzi served as President and Chief Executive Officer of Symbol Technologies, Inc. (“Symbol”), a publicly traded company engaged in the business of manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, from January 2006 to January 2007, when Symbol was sold to Motorola, Inc. He previously served as Symbol’s Interim President and Chief Executive Officer and Chief Financial Officer from August 2005 to January 2006 and as Senior Vice President, Chief Administrative and Control Officer from April 2005 to

August 2005. He also served as a director of Symbol from December 2003 to January 2007, serving as the Non-Executive Chairman of the Board from December 2003 to April 2005. From August 2004 to April 2005, Mr. Iannuzzi was a partner in Saguenay Capital, a boutique investment firm. Prior thereto, from April 2000 to August 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including Senior Control Officer and Head of Corporate Compliance.

Timothy T. Yates has been Executive Vice President and Chief Financial Officer of the Company since June 2007. Prior to joining the Company, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol from February 2006 to January 2007. From January 2007 to June 2007, he was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

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

James M. Langrock has been Senior Vice President, Finance and Chief Accounting Officer since May 2008. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business since January 2007. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.

Lise Poulos has been Executive Vice President and Chief Administrative Officer since January 2008. Previously, she had served as Executive Vice President since September 2007. Prior to joining the Company, Ms. Poulos served as Senior Vice President, Human Resources of Motorola, Inc.’s Enterprise Mobility business from January 2007 to July 2007. From 1997 to January 2007, Ms. Poulos held various roles at Symbol, including Senior Vice President, Human Resources and Corporate Communications from August 2006 to January 2007, Vice President, Human Resources from November 2005 to August 2006 and Director, Human Resources from 2002 to November 2005. Prior to joining Symbol, Ms. Poulos worked at a major energy company and in the financial services industry.

ITEM 1A.  RISK FACTORS

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.

The ongoing global financial crisis affecting the banking system and financial markets has led to a worldwide downturn in economic activity that has negatively affected our business. Many companies hire fewer employees when economic activity slows. As a result, demand for our services has been reduced, which has led to lower sales. If the current economic downturn continues or worsens, demand for our services and our sales may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.

The ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

We rely on the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing.

Our success depends on our brands and their value. Our business would be harmed if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We are devoting greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be harmed significantly.

We also are susceptible to others imitating our products and brands, particularly our Monster brand, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are dependent. While we believe we have strong trademark protection in the Monster brand worldwide in the careers and recruitment business, that protection does not extend fully to other businesses. Other companies and organizations use the “Monster” name, and more may do so in the future. This use could adversely affect our brand recognition and reputation if employers or job seekers confuse us with these other organizations. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products or brands, particularly our Monster brand, or infringement of our intellectual property rights could diminish the value of our brands or otherwise reduce our revenues.

Our markets are highly competitive.

The markets for our services are highly competitive. They are characterized by pressures to:

•	reduce prices;

•	incorporate new capabilities and technologies; and

•	accelerate hiring timelines.

Furthermore, we face competition from a number of sources. These sources include:

•	other employment-related websites, including large national and international competitors as well as niche career websites targeted at specific industry verticals;

•	general classified advertising websites, some of which offer a low-cost or free alternative to our offerings;

•	professional networking and social networking websites;

•	traditional media companies, including newspapers; and

•	Internet portals, search engines and general-interest websites such as blogs.

Low-cost and free classified advertising websites are gaining increased acceptance with employers. Professional networking websites have also made significant strides in attracting employers who in the past had focused on traditional media and large job boards. Additionally, over the past several years many niche career websites have been launched targeted at specific industry verticals.

Many of our competitors or potential competitors have long operating histories, and some may have greater financial resources, management, technological development, sales, marketing and other resources than we do. Some of our competitors have more diversified businesses or may be owned by entities engaged in other lines of business, allowing them to operate their directly competitive operations at lower margins than our operations. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including, but not limited to:

•	the timing and amount of existing clients’ subscription renewals;

•	entering new markets;

•	enhancements to existing services;

•	the hiring cycles of employers;

•	changes in general economic conditions, such as recessions, that could, among other things, affect recruiting efforts generally and online recruiting efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	our ability to manage our anticipated growth and expansion;

•	our ability to attract and retain customers;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically;

•	enhancements to technology to safeguard against security breaches; and

•	the timing and integration of our acquisitions.

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

Concerns relating to our privacy policies and our compliance with applicable data protection laws and regulations could damage our reputation and deter current and potential customers, job seekers and other Internet users from using our products and services and subject us to fines.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation, which in turn could significantly harm our business, financial condition and operating results.

While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with applicable laws, regulations, requirements or our policies related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users and could expose us to fines and penalties, each of which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.

Intrusions on our systems could damage our business.

Despite our implementation of network security measures, our servers are vulnerable to cyber attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users — and can lead to “phishing” schemes whereby unauthorized persons pretend to be Monster and seek to obtain personal information from our customers and job seekers. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer.

We have experienced these intrusions in the past. We may also experience these intrusions in the future and may be required to expend significant sums and resources to safeguard against them. Moreover, negative publicity arising from any intrusion is damaging to our reputation and may adversely impact traffic to our sites.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our systems are susceptible to outages and interruptions due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Our systems’ continuing and uninterrupted performance is critical to our success. Customers, job seekers and other website users may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to serve web page requests without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to customers, job seekers and other Internet users and result in reduced traffic, contract terminations, fee rebates and make goods, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions is damaging to our reputation and may adversely impact traffic to our sites.

We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed, and intend to continue assessing the need to distribute, our servers among additional data centers. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

We are vulnerable to intellectual property infringement claims brought against us by others.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed.

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

A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We also face risks associated with our trademarks, particularly trademarks covering the Monster brand. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption, authentication and other technologies that we may be required to license from third parties. These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

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

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions, especially those involving companies like ChinaHR, are inherently risky. Our acquisitions can be accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

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

We have a presence in approximately 50 countries around the world. We earned 45%, 39% and 30% of our total revenue outside of the United States in the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have been experiencing heightened volatility in recent quarters and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

Our current or future international operations might not succeed or might fail to meet our expectations for a number of reasons, including:

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

We currently have a presence in approximately 50 countries around the world. Our future growth will depend significantly on our ability to expand Monster-branded product offerings in additional international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, including our CareerOne joint venture with News Limited in Australia, we have had to rely, and may have to continue to rely, on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online career and commerce medium and as a result, our operations in international markets may not develop at a rate that supports our level of investment.

Our business depends largely on our ability to attract and retain talented employees, including senior management.

We are substantially dependent on the continued services of our senior management, including our Chief Executive Officer, Chief Financial Officer and Global Chief Information Officer and Head of Product. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2008, our goodwill and amortizable intangible assets were $946.9 million.

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

There is volatility in our stock price.

The market for our Common Stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our Common Stock to fluctuate significantly. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity compensation.

The market price of our Common Stock can be influenced by stockholders’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our Common Stock lower their ratings of our Common Stock, the market price of our Common Stock is likely to drop significantly.

The market price of our Common Stock may react negatively to further updates and announcements regarding the government investigations and the litigation proceedings related to our historical stock option grant practices.

We face risks associated with government regulation.

The application of existing laws and regulations to our websites relating to issues such as user privacy, security of data, defamation, advertising, taxation, promotions, content regulation, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen growth in Internet usage.

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

The outcomes of the investigations and the litigation proceedings relating to stock option matters could have a negative effect on the price of our securities, liquidity and business.

On June 12, 2006, we announced that a committee of independent directors of the Board of Directors (the “Special Committee”) was conducting an independent investigation to review the Company’s historical stock option grant practices and related accounting. The Special Committee subsequently determined that the exercise price for a substantial number of stock option grants during the periods between 1997 through March 31, 2003 differed from the fair market value of the underlying shares on the measurement date. Accordingly, the Company announced that its previously filed financial statements should no longer be relied upon; and the Company filed an amended annual report on Form 10-K/A with restated financial statements. In connection with the investigation conducted by the United States Attorney’s office for the Southern District of New York (“USAO”) and the SEC, (a) the Company’s former General Counsel pleaded guilty to two felony counts and settled a civil action brought against him by the SEC, (b) the Company’s former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO and settled an action brought against him by the SEC (he is since deceased), (c) a former senior executive of the Company and member of the Company’s Board of Directors was indicted for securities fraud and conspiracy for which he is expected to stand trial in the near future, and a civil action has been commenced against him by the SEC, and (d) a civil action has been commenced by the SEC against the Company’s former Controller. In addition, a putative class action on behalf of participants in the Company’s 401(k) Plan alleging violations of the

Employee Retirement Income Security Act of 1974 (“ERISA”) against certain current and former officers is pending in the United States District Court for the Southern District of New York. This lawsuit is described more fully in “Item 3. Legal Proceedings.”

These investigations imposed, and the ongoing related litigation may continue to impose, significant costs on us, both monetarily and in requiring attention by our management team. While we are unable to estimate the costs that we may incur in the future with respect to any litigation or investigation, these are likely to include:

•	professional fees in connection with the defense of any such matter;

•	potential damages, fines, penalties or settlement costs; and

•	pursuant to our indemnification obligations, payments to, or on behalf of, our current and former employees, officers and directors for the costs and expenses incurred by them in connection with the litigations which they are a party to (in certain circumstances these indemnification payments are recoverable if it is determined that the officer or director at issue acted improperly, but there is no assurance that we will be able to recover such payments). It is not clear the extent to which we will be able to recover these expenditures from our insurance carriers.

Furthermore, it is possible that additional issues may be raised as a result of our historical stock option practices. Adverse developments in any pending legal proceeding arising out of our historical stock option granting practices or any other matter raised could generate negative publicity for us and have an adverse impact on our business and our stock price, including increased stock volatility, and could also harm our ability to raise additional capital or engage in transactions in the future.

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

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in New York, New York, where we occupy approximately 26,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 264,000 square feet of leased space. We also lease additional facilities in the United States in Atlanta, Georgia; Bedford, Massachusetts; Carmel, Indiana; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Denver, Colorado; Florence, South Carolina; Indianapolis, Indiana; Laguna Hills, California; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; Raleigh, North Carolina; San Francisco, California; Tempe, Arizona; and Washington, D.C. Our domestic properties are used generally by our Careers — North America and Internet Advertising & Fees segments.

We also maintain leased facilities internationally in Austria, Belgium, Canada, China, Czech Republic, England, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, Poland, Russia, Scotland, Singapore, South Korea, Spain, Sweden, Switzerland and Turkey. Our international properties are used generally by our Careers — International segment.

We also operate data centers in the United States, Europe and Asia pursuant to various lease and co-location arrangements.

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

Stock Option Investigations and Related Litigation

In connection with the investigation conducted by the USAO and the SEC, (a) the Company’s former General Counsel pleaded guilty to two felony counts and settled a civil action brought against him by the SEC, (b) the Company’s former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO and settled an action brought against him by the SEC (he is since deceased), (c) a former senior executive of the Company and member of the Company’s Board of Directors was indicted for securities fraud and conspiracy for which he is expected to stand trial in the near future, and a civil action has been commenced against him by the SEC, and (d) a civil action has been commenced by the SEC against the Company’s former Controller.

The Company has settled both the shareholder class action and the derivative actions filed in connection with its historical stock option grant practices. In connection with the settlement of (a) the derivative action, (i) the Company received approximately $10.0 million in cash from various individual defendants ($8.0 million of which was received from the Company’s former Chairman and Chief Executive Officer) and (ii) the Company’s former Chairman and Chief Executive Officer converted 4,762,000 shares of Class B Common Stock owned by him into an equal number of shares of Common Stock, and (b) the shareholder class action, a payment of approximately $47.5 million was made by the defendants in full settlement of the claims asserted therein (the Company’s cost was approximately $25.0 million, net of insurance and contribution from another defendant).

The Company is currently party to one civil action pending against it in connection with its historical stock option grant practices. That action, which also names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint (“SAC”) against the Company, three of the individuals who had been defendants in the amended complaint and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of ERISA by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.

The Company may become subject to additional private or government actions relating to its historical stock option grant practices. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business and results of operations. The Company may also be obligated under the terms of its bylaws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

Litigation Relating to the Company’s Discontinued Tickle Business

In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008.

In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit — entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203) — is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Court has not yet entered a schedule in the case. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol “MWW.” The Company transferred the listing of its Common Stock from the NASDAQ Global Select Market to the New York Stock Exchange on November 10, 2008. The Company’s Common Stock was first traded on the NASDAQ National Market on December 13, 1996, the day after the underwritten initial public offering of shares of the Company’s Common Stock. Prior to the offering there was no established public trading market for the Company’s shares.

As of February 2, 2009, there were 2,239 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners. As of February 2, 2009, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $8.57.

We have never declared or paid any cash dividends on our stock. We currently anticipate that all future earnings will be retained by the Company to support our growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our current financing agreement entered into on December 21, 2007, restricts, in certain circumstances, the payment of dividends on our stock.

The information regarding the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years may be found in “Financial Information by Quarter (Unaudited)” in Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

As of December 31, 2008, the Company had a stock repurchase plan in place that allowed it to purchase shares of its Common Stock on the open market or otherwise from time to time as conditions warranted. The plan expired on January 30, 2009. A summary of the Company’s repurchase activity for the three months ended December 31, 2008 is as follows:

			Total Number of
			Shares Purchased	Maximum Dollar
			as Part of	Value of Shares
			Publicly	That May Yet be
		Average	Announced	Purchased
	Total Number of	Price Paid	Plans or	Under the Plans
Period	Shares Repurchased	per Share	Programs	or Programs

Nine months ended September 30, 2008	5,454,316	$23.25	5,454,316	$126,422,704
October 1 — October 31	—	N/A	—	$126,422,704
November 1 — November 30	—	N/A	—	$126,422,704
December 1 — December 31	—	N/A	—	$126,422,704

Total Fourth Quarter 2008	—	N/A	—	$126,422,704

Year Ended December 31, 2008	5,454,316	$23.25	5,454,316	$126,422,704

Total shares repurchased under plan	13,794,012

Issuance of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to the Company’s equity compensation plans which have been approved by its stockholders. The Company does not have any equity compensation plans that were not approved by its stockholders.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted-Average	(Excluding Securities
	be Issued Upon	Exercise Price of	to be Issued Upon
	Exercise of	Outstanding	Exercise of Outstanding
	Outstanding Options,	Options, Warrants	Options, Warrants
Plan Category	Warrants and Rights	and Rights	and Rights )

Equity compensation plans approved by security holders	6,290,443	$30.58	3,677,360
Equity compensation plans not approved by security holders	—	—	—

Total	6,290,443	$30.58	3,677,360

Stock Performance Graph

The following performance graph and related information shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2003 to December 31, 2008, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2003 and assumes that all dividends were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five-Year Cumulative Total Return
Among Monster Worldwide, Inc., The S&P 500
Index and The RDG Internet Composite Index

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENTS OF OPERATIONS DATA:

(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004

Revenue	$1,343,627	$1,323,804	$1,080,187	$791,746	$575,145
Salaries & related, office & general and marketing & promotion	1,110,375	1,082,274	846,109	641,707	497,490
Provision for legal settlements, net	40,100	—	—	—	—
Restructuring and other special charges	16,407	16,597	—	—	—
Amortization of intangibles	6,790	5,701	7,670	8,375	5,134

Total operating expenses	1,173,672	1,104,572	853,779	650,082	502,624

Operating income	$169,955	$219,232	$226,408	$141,664	$72,521

Income from continuing operations	$114,489	$150,095	$151,836	$91,646	$45,044

Net income	$124,793	$146,399	$37,137	$98,194	$58,736

Basic earnings (loss) per share:
Income from continuing operations	$0.95	$1.17	$1.19	$0.75	$0.38
Income (loss) from discontinued operations, net of tax	0.09	(0.03)	(0.90)	0.05	0.12

Net income	$1.04	$1.14	$0.29	$0.80	$0.50

Diluted earnings (loss) per share:*
Income from continuing operations	$0.94	$1.15	$1.16	$0.73	$0.38
Income (loss) from discontinued operations, net of tax	0.09	(0.03)	(0.87)	0.05	0.11

Net income	$1.03	$1.12	$0.28	$0.79	$0.49

*	Earnings per share may not add in certain periods due to rounding.

BALANCE SHEET DATA(a):

(Dollars in thousands)	2008	2007	2006	2005	2004

Current assets	$682,821	$1,184,965	$1,123,808	$773,059	$703,511
Current liabilities	723,708	828,660	826,244	705,945	740,101
Total assets	1,916,590	2,077,810	1,969,803	1,678,715	1,554,953
Long-term liabilities	145,609	132,649	33,874	39,430	35,237
Total stockholders’ equity	1,047,273	1,116,501	1,109,685	933,340	779,615

(a)	Years 2004 through 2007 include assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic crisis; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; volatility in our stock price; risks associated with government regulation; risks related to the investigations and the litigation associated with our historical stock option grant practices; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

OVERVIEW

Business

Monster Worldwide is the premier global online employment solution, inspiring people to improve their lives, with a presence in approximately 50 countries around the world. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice.

Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career related content. Users can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search the resume database and access other career related services.

Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. Despite the worsening global economy, we believe the long term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our international revenue is now 45% of our consolidated revenue for the year ended December 31, 2008 and increased 17.8% over the comparable 2007 period. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.

We also operate a network of websites that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. We believe that there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties are appealing to advertisers and other third parties as they deliver certain discrete demographics entirely online.

Financial Summary

Monster Worldwide has three operating segments: Careers — North America, Careers — International and Internet Advertising & Fees. In 2008, we had essentially flat revenue growth of 1.5% over the 2007 period. This was the result of the Careers — International growth of 17.9% being offset by a decline in Careers — North America of 9.8%. Our income from continuing operations and diluted earnings per share from continuing operations decreased 23.7% and 18.3%, respectively, as compared to the 2007 period due to (i) the provision for legal settlements of $40.1 million, net of reimbursements, (ii) increases in depreciation and amortization of $14.1 million and (iii) increased stock-based compensation as we are providing equity and incentive compensation opportunities to a broader section of our associates designed to reward increased productivity. These costs were partially offset by $15.8 million of severance recorded in 2007 related to the departure of three former executive officers and reduced expenses from the security breach that occurred in August 2007 of $9.0 million. Our cash and available for sale securities balance decreased to $314.0 million as of December 31, 2008, compared to $578.4 million as of December 31, 2007, as a result of $292.8 million in acquisitions, $128.2 million of share repurchases, $29.9 million in payments related to legal settlements, net of insurance reimbursements, and $93.6 million in capital expenditures representing our commitments to strengthen our infrastructure, invest in key talent and fund projects intended to position us for long-term growth. This decrease in our cash and available for sale securities balance was partially offset by strong operating cash flows, excluding the payments for legal settlements, of $255.7 million, our net borrowings from short-term credit facilities of $54.1 million and net sales of securities of $355.4 million.

Careers — North America delivered a 27.5% operating margin on $638.1 million of revenue in 2008, as the weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. Despite the continued deterioration of the global economy, particularly in the fourth quarter of 2008, we were encouraged by the performance of our Careers — International segment as the business generated an increase in operating margin to 14.7% in 2008 compared to 10.7% in 2007, despite increased investments in sales and marketing. Our Internet Advertising & Fees segment revenue grew slightly by 1.5% as compared to 2007. During 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation.

In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce our workforce by approximately 800 associates. Subsequent to the announcement of this plan, we made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through December 31, 2008, we have notified or terminated approximately 500 associates and approximately 140 associates have voluntarily left the Company. Cumulative expense for the program since inception is $33.0 million. We anticipate that these initiatives will reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. The majority of the initiatives of the restructuring plan have been completed as of December 31, 2008; however, we will continue to incur charges in the first half of 2009 to complete the plan.

Business Combinations

For the period January 1, 2006 through December 31, 2008, we completed the following business combinations. Although none of the following acquisitions was considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers — International
PWP, LLC (“Education.org”)	May 2, 2006	Internet Advertising & Fees

Discontinued Operations

During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. Our decision was based upon Tickle’s non-core offerings, which no longer fit our long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s discontinued operations for the year ended December 31, 2008 included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.8 million and a net loss of $6.3 million from its operations, which included the proposed settlement amount related to the Tickle class action which is subject to court approval. The income tax benefit included $26.0 million of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3.8 million of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets. We incurred losses net of tax related to Tickle of $2.9 million for the year ended December 31, 2007 and a gain net of tax of $1.8 million for the year ended December 31, 2006.

During the year ended December 31, 2006, we disposed of businesses that primarily comprised the former Advertising & Communications operating segment, in order to focus more resources to support the growth of the Monster franchise on a global basis. We incurred losses net of tax related to these disposals of $0.8 million and $116.5 million for the years ended December 31, 2007 and 2006, respectively.

The operations of our disposed businesses have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Revenue	$6,470	$27,505	$111,282

(Loss) income before income taxes	(6,331)	(6,027)	7,972
Income tax (benefit) expense	(2,501)	(2,331)	3,353

(Loss) gain from discontinued operations, net of tax	(3,830)	(3,696)	4,619

Pre-tax loss on sale or disposal of discontinued operations	(13,201)	—	(123,203)
Income tax benefit	(27,335)	—	(3,885)

Gain (loss) on sale or disposal of business, net of tax	14,134	—	(119,318)

Income (loss) from discontinued operations, net of tax	$10,304	$(3,696)	$(114,699)

The provision for income taxes reported in discontinued operations differs from the tax benefit computed at our federal statutory income tax rate primarily as a result of the loss in investment for the year ended December 31, 2008 and of non-deductible goodwill and other expenses for the year ended December 31, 2006.

Stock Option Investigation

In the second quarter of 2008, we recorded a $40.1 million provision for legal settlements, net for the settlement of the class action and related lawsuits. We paid $29.9 million, net of insurance reimbursement related to the settlement in 2008. This provision included $22.4 million in recoveries from insurance and certain former officers. Additionally, in 2008, 2007 and 2006, we recorded $4.4 million (net of reimbursements of $12.4 million primarily from former associates), $19.1 million (net of reimbursements of $4.5 million primarily from insurance carriers), and $13.3 million, respectively, of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation by the USAO and the preparation and review of our restated consolidated financial statements. In addition, in the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of “salaries and related” expenses to compensate optionees whose options expired during the period that our equity compensation programs were suspended. In exchange for payment, we received a release of any liability.

We expect to continue to incur professional fees related to our historical stock option practices. While we cannot quantify or estimate the timing of these costs throughout 2009 and into the future, they primarily relate to legal fees paid on behalf of former employees and former members of senior management, fees paid in defense of the civil litigation and potential fines or settlements.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006

STATEMENT OF OPERATIONS DATA:
Revenue	100.0%	100.0%	100.0%

Salaries and related	40.4%	39.6%	37.7%
Office and general	21.0%	20.3%	18.1%
Marketing and promotion	21.7%	22.2%	23.3%
Provision for legal settlements, net	3.0%	0.0%	0.0%
Restructuring and other special charges	1.2%	1.3%	0.0%

Total operating expenses	87.4%	83.4%	79.0%

Operating income	12.6%	16.6%	21.0%
Interest and other, net	1.3%	1.9%	1.8%

Income from continuing operations before income taxes and loss in equity interests, net	13.9%	18.5%	22.7%
Income taxes	4.8%	6.5%	8.0%
Loss in equity interests, net	(0.6)%	(0.6)%	(0.7)%

Income from continuing operations	8.5%	11.3%	14.1%
Income (loss) from discontinued operations, net of tax	0.8%	(0.3)%	(10.6)%

Net income	9.3%	11.1%	3.4%

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

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the years ended December 31, 2008 and 2007 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$	%

Revenue	$1,343,627	100.0%	$1,323,804	100.0%	$19,823	1.5%

Salaries and related	543,268	40.4%	524,652	39.6%	18,616	3.5%
Office and general	282,699	21.0%	268,843	20.3%	13,856	5.2%
Marketing and promotion	291,198	21.7%	294,480	22.2%	(3,282)	(1.1)%
Provision for legal settlements, net	40,100	3.0%	—	0.0%	40,100	N/A
Restructuring and other special charges	16,407	1.2%	16,597	1.3%	(190)	(1.1)%

Operating expenses	$1,173,672	87.4%	$1,104,572	83.4%	$69,100	6.3%

Operating income	$169,955	12.6%	$219,232	16.6%	$(49,277)	(22.5)%

Our consolidated revenue grew 1.5% in 2008 compared to 2007. The effect of the weakening U.S. dollar in the earlier months of 2008 contributed approximately $13.5 million to reported revenue. Careers — International experienced strong revenue growth throughout continental Europe and in the Asia Pacific region. Careers — North America revenue decreased 9.8%.

Salaries and related expense increased $18.6 million in 2008, compared to 2007, resulting primarily from increased regular salary due to higher headcount in 2008. Partially offsetting the increase in regular salary is a decrease in variable compensation expenses of $7.3 million as a result of lower sales than had been targeted. Stock-based compensation was $28.7 million in 2008, compared to $15.4 million for 2007 (excluding $12.8 million of accelerated stock-based expense related to former key employees in 2007), as we are providing equity and incentive compensation opportunities to a broader number of our associates designed to reward increased productivity. Overall headcount is up significantly to approximately 6,950, as we added approximately 1,450 in 2008 due to acquisitions. Excluding the impact of acquisitions, headcount increased approximately 9% in 2008 from 2007, driven largely by increased headcount in customer service, sales and technology staffs which were partially offset by the reductions from the restructuring plan.

Office and general expense increased $13.9 million in 2008 primarily resulting from a $14.1 million increase in depreciation and amortization expense and an increase of $11.4 million in occupancy costs associated with running our new and existing facilities. These were partially offset by a decrease in professional fees of $23.3 million, net of reimbursements, primarily associated with a net decrease of $14.7 million from the stock option investigation. Included in professional fees and expenses were reimbursements from former officers and employees of $12.4 million and $4.5 million in 2008 and 2007, respectively.

Marketing and promotion expenses decreased $3.3 million, resulting from a more focused online and offline media spending program in 2008, primarily offset by incremental marketing expenses associated with media placement and production costs for the global brand re-launch in the first quarter of 2008. The Company made a strategic decision to reinvigorate and promote the Monster brand, on a global basis, and to launch our newly redesigned seeker website and employer product in early 2009, accompanied by additional advertising spending that we believe will benefit future quarters and years.

Our consolidated operating margin was 12.6% in 2008, compared to 16.6% in 2007. Operating income decreased $49.3 million in 2008 compared to the same period in 2007, primarily from the inclusion in 2008 of $40.1 million for the provision for net legal settlements and the other operating cost increases described above as compared to 2007. The effect of the weakening U.S. dollar in the earlier months of 2008 contributed approximately $1.6 million to reported operating income.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2008 and 2007 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$	%

Revenue	$638,118	100.0%	$707,384	100.0%	(69,266)	(9.8)%

Selling, general and administrative(a)	431,083	67.6%	458,721	64.8%	(27,638)	(6.0)%
Depreciation and amortization(b)	31,780	5.0%	23,801	3.4%	7,979	33.5%

Operating income	$175,255	27.5%	$224,862	31.8%	(49,607)	(22.1)%

(a)	Includes $224 and $4,842 of costs for security breach remediation in 2008 and 2007, respectively; $38 and $5,335 for restructuring and other special charges in 2008 and 2007, respectively; and $3,695 and $1,330 for non-cash write-offs in 2008 and 2007, respectively.

(b)	Includes $7,239 and $4,395 of amortization of stock-based compensation in 2008 and 2007, respectively; and restructuring and other special charges in 2008 of $1,162 for non-cash stock based compensation.

Our Careers — North America segment revenue decreased 9.8% in 2008 and now represents 47.5% of our consolidated revenue, down from 53.4% of total revenue in 2007. The weaker U.S. economy impacted overall hiring demand as customers became more deliberate with their recruiting decisions. In addition, our business was negatively impacted in the financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries such as construction and manufacturing. Partially offsetting this was growth in our government, newspaper and Canadian businesses.

Our Careers — North America segment operating costs decreased 4.1% in 2008 compared to the 2007 period as a result of a number of actions taken to prevent income and margin decreases due to revenue declines in 2008. Salary and related expenses decreased by $3.0 million resulting from $9.6 million of decreased variable compensation expense due to declining sales. These decreases were partially offset by headcount additions in 2008 for the opening of our new customer service center and sales force expansion, as well as an increase of $2.8 million in stock-based compensation, (excluding restructuring expense of $1.2 million in 2008), consistent with a broader associate segment receiving equity and incentive compensation opportunities. Technology infrastructure costs increased by approximately $13.9 million, as we remained committed to investing in our product, new technology and other assets in order to sustain long-term profitability. Restructuring expenses, including write-offs and non-cash stock based compensation charges were $4.9 million and $6.7 million for 2008 and 2007, respectively. Marketing and promotion expenditures decreased $18.2 million in 2008 compared to 2007 as a result of a more focused online and offline media spending program, partially offset by the brand relaunch in 2008.

Our Careers — North America segment generated an operating margin of 27.5% in 2008, compared to 31.8% reported in 2007. Operating income in our Careers — North America segment decreased $49.6 million or 22.1% in 2008 compared to 2007. The decrease was primarily the result of the decrease in revenue, partially offset by the lower operating costs noted above.

We continued to invest in our infrastructure and product innovation throughout 2008 to improve the customer experience and drive future incremental revenue growth. In early 2009, we rolled out our newly redesigned seeker website and employer product with expanded capabilities for employers and candidates. We are also continuing our work to reduce the growth rate of our operating expenses while increasing our spending in customer facing initiatives and innovation. While we remain committed to investing for long-term growth, we will closely monitor the operating expense base in line with our revenue expectations.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2008 and 2007 are as follows:

					Increase
(Dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$	%

Revenue	$575,182	100.0%	$488,038	100.0%	$87,144	17.9%

Selling, general and administrative(a)	455,267	79.2%	415,206	85.1%	40,061	9.6%
Depreciation and amortization(b)	35,188	6.1%	20,719	4.2%	14,469	69.8%

Operating income	$84,727	14.7%	$52,113	10.7%	$32,614	62.6%

(a)	Includes costs for restructuring and special charges of $9,313 and $7,067 in 2008 and 2007, respectively and; $186 and $3,124 for security breach remediation in 2008 and 2007, respectively.

(b)	Includes $8,638 and $2,549 of amortization of stock based compensation in 2008 and 2007, respectively.

Our Careers — International segment revenue grew $87.1 million or 17.9% in 2008, of which $13.4 million can be attributed to a weaker U.S. dollar during 2008 as compared to 2007 and $8.9 million can be attributed to acquisitions. The growth primarily occurred in the first nine months of 2008 as revenue declined $20.5 million in the fourth quarter of 2008 compared to the same period in 2007, due to the effects of the deteriorating global economy. Our Careers — International revenue accounted for 42.8% of consolidated revenue in 2008, compared to 36.9% in 2007. We experienced strong revenue growth throughout continental Europe benefiting from our leading position in large geographic markets and the ongoing secular shift from print to online; however, during the last half of 2008 we experienced a slowdown in customer activity reflecting the uncertain economic environment. We also continued to experience strong revenue growth in the Asia Pacific region, although we have experienced some effects of the global economic slowdown in the fourth quarter of 2008. We acquired the remaining 55.6% of the equity in ChinaHR that we did not already own in October 2008 and consolidated their results starting in the fourth quarter of 2008. ChinaHR reported $8.9 million in revenues subsequent to their acquisition and an operating loss of $7.1 million, for the period of October 9, 2008 through December 31, 2008. We are being affected by the weakening global economy significantly impacting hiring demand in almost all of the regions where we operate. The effect of the weak U.S. dollar, during a substantial portion of the year, contributed approximately $13 million to revenue, or approximately 3% of the growth. In the fourth quarter of 2008, the U.S. dollar strengthened against most major currencies.

Our Careers — International segment operating expenses increased $54.5 million or 12.5% in 2008, compared to 2007, primarily resulting from increased technology infrastructure costs of $9.2 million as we remain committed to investing in our product, new technology and operating platforms in order to sustain long-term profitability. In addition, we incurred higher salary and related expenses of $28.5 million, primarily due to increased compensation, including variable compensation expense related to sales, $5.9 million for the inclusion of ChinaHR and a broader level of associates participating in our equity compensation plan. We also incurred higher expenses for depreciation and amortization of $8.4 million, occupancy costs of $4.3 million, travel expenses of $4.2 million and bad debt expense of $3.1 million. The effect of the weakening U.S. dollar contributed approximately $10 million to operating expense in 2008 compared to 2007. Marketing and promotion costs were essentially flat in 2008 when compared to 2007, as the costs of the brand relaunch were offset by a more focused online and offline media spending program.

Our Careers — International segment generated an operating margin of 14.7% in 2008, an increase from 10.7% reported in 2007. Operating income in our Careers — International segment increased $32.6 million or 62.6% in 2008 compared to 2007. The increase was primarily the result of an increase in revenues of $87.1 million, partially offset by higher expenses noted above and the effects of the acquisition of ChinaHR in the fourth quarter of 2008. The effect of the weaker U.S. dollar contributed approximately $3 million to our reported operating income. Although operating income for our Career-International segment increased in 2008, the segment experienced a decrease in operating income of $11.8 million in the fourth quarter of 2008 compared to the fourth quarter of 2007 on a weakening global economy and a strengthening U.S. dollar.

We aggressively increased our investments overseas through a refined mix of acquisitions, marketing, sales and product enhancements. Marketing expenses decreased in 2008 approximately 0.7% over the 2007 period as expenses were reduced in the last half of the year after the global brand re-launch in the first quarter of 2008, which included approximately $13 million of incremental marketing costs. We are committed to growing our business overseas, while still mindful of profitability and the cost structure. Our Careers — International segment headcount increased by approximately 1,300 associates in 2008, primarily as a result of the acquisition of ChinaHR.

Internet Advertising & Fees

During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2008 and 2007 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2008	% of Revenue	2007	% of Revenue	$	%

Revenue	$130,327	100.0%	$128,382	100.0%	$1,945	1.5%

Selling, general and administrative(a)	108,309	83.1%	105,040	81.8%	3,269	3.1%
Depreciation and amortization(b)	10,352	7.9%	6,731	5.2%	3,621	53.8%

Operating income	$11,666	9.0%	$16,611	12.9%	$(4,945)	(29.8)%

(a)	Includes costs for restructuring and other special charges of $1,400 and $2,115 for 2008 and 2007, respectively and; for security breach remediation of $41 and $1,077 in 2008 and 2007, respectively.

(b)	Includes $4,053 and $1,310 of amortization of stock based compensation in 2008 and 2007, respectively.

Revenue of our Internet Advertising & Fees segment was essentially flat with an increase of 1.5% in 2008 compared to 2007. Growth in revenue from our Military.com website and our acquisition of Affinity Labs was mostly offset by our strategic decision in 2007 to remove interstitial advertisements and student loan advertising, which negatively impacted comparable results. We also experienced lower demand from financial services customers. We acquired Affinity Labs in January 2008 as part of our strategy to access the significant opportunities to expand our presence in online vertical communities.

Operating costs at our Internet Advertising & Fees segment increased $6.9 million, or 6.2% in 2008 compared to 2007. Marketing and promotion costs increased $13.6 million, primarily from the acquisition of Affinity Labs and additional online advertising expenses and $0.7 million in incremental costs for the global brand re-launch. Stock based compensation increased $2.7 million due to a broader number of associates participating in our equity compensation plan. These increases were partially offset by decreases in expenses for technology infrastructure of $4.1 million; other compensation expenses of $4.2 million and professional fees of $1.7 million. Restructuring expenses decreased $0.7 million in 2008 compared to 2007.

Our Internet Advertising & Fees segment generated an operating margin of 9.0% in 2008, a decrease from 12.9% in 2007. Our Internet Advertising & Fees segment posted operating income of $11.7 million in 2008, a decline from operating income of $16.7 million in 2007, as a result of increased costs and flat revenues.

Income Taxes

Income taxes for the years ended December 31, 2008 and 2007 are as follows:

	December 31,		(Decrease)
(Dollars in thousands)	2008	2007	$	%

Income from continuing operations before income taxes and loss in equity interests	$187,238	$244,854	$(57,616)	(23.5)%
Income taxes	$64,910	$86,461	$(21,551)	(24.9)%
Effective tax rate	34.67%	35.31%

The largest factor affecting our effective tax rate continues to be the geographical mix of income among an array of tax jurisdictions with varying tax rates. The majority of our income is taxed in the United States, which has an average tax rate of approximately 40%, including the effect of state income taxes, while the tax rates in the foreign jurisdictions vary from 18% to 35%. Other items affecting the effective tax rate were tax-exempt interest income, accrual of interest on accrued tax liabilities and other non-deductible expense items.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We paid approximately $29.1 million of U.S. federal, state and foreign income tax during 2008 and we expect to pay approximately $8 million in 2009 for the remaining balance of the 2008 tax liabilities.

Discontinued Operations, Net of Tax

During 2008, the Company discontinued its Tickle subsidiary and recorded a write-down of $13.2 million of long-lived assets, an income tax benefit of $29.8 million and a net pre-tax loss of $6.3 million from its operations, which includes the proposed settlement amount related to the Tickle class action to discontinued operations. The 2007 loss on discontinued operations of $3.7 million, net of tax was primarily related to $2.9 million for the operations of Tickle and $0.8 million related to the disposed businesses that collectively comprised the former Advertising & Communications operating segment.

Earnings Per Share

Diluted earnings per share from continuing operations was $0.94 for the year ended December 31, 2008, lower by $0.21 or 18.3% when compared to $1.15 for the year ended December 31, 2007. The decrease was primarily a result of lower operating income, as a result of the inclusion of $40.1 million in a provision for net legal settlements, partially offset by a lower tax provision of $21.5 million and lower diluted average shares outstanding. Diluted weighted average shares outstanding decreased approximately 9.6 million shares, primarily as a result of the repurchase of 8.3 million shares of Common Stock since October 2007 and a lower average share price. Our diluted loss per share from discontinued operations increased to a gain of $0.09 in 2008, compared to a loss of $0.03 in 2007, which was primarily related to the 2008 wind-down of the Tickle operations.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$	%

Revenue	$1,323,804	100.0%	$1,080,187	100.0%	$243,617	22.6%
Salaries and related	524,652	39.6%	407,013	37.7%	117,639	28.9%
Office and general	268,843	20.3%	195,155	18.1%	73,688	37.8%
Marketing and promotion	294,480	22.2%	251,611	23.3%	42,869	17.0%
Restructuring and other special charges	16,597	1.3%	—	0.0%	16,597	N/A

Operating expenses	$1,104,572	83.4%	$853,779	79.0%	$250,793	29.4%

Operating income	$219,232	16.6%	$226,408	21.0%	$(7,176)	(3.2)%

Our revenue increased 22.6% in 2007 compared to 2006, primarily from significant growth in our Careers — International segment of 59.3%, which included a 10.1% favorable effect from changes in currency.

Our consolidated operating expenses grew 29.4% in 2007 compared to 2006. In the second half of 2007, we incurred restructuring and other special charges of $16.6 million related to the strategic restructuring initiatives that we announced on July 30, 2007. We increased our global headcount by approximately 6% over the 2006 period, primarily for sales and support in our Careers segments. As a result, we incurred higher salary, benefits and commission costs. Included in salaries and related is approximately $15.8 million of severance related to the departure of three former executive officers in the second quarter of 2007. Of that amount, approximately $12.8 million is non-cash and relates to the accelerated vesting of equity awards. Office and general expenses increased 37.8% as a direct result of investments in our infrastructure, additional headcount and technology costs. Included within the office and general expenses for 2007 is approximately $19.1 million of professional fees related to the stock option investigation and $9.0 million for the remediation of the August 2007 security breach of our resume database. We also increased marketing and promotion expenditures by $42.9 million as a result of increasing promotional activities particularly in the fourth quarter, in anticipation of the brand re-launch in January 2008.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$	%

Revenue	$707,384	100.0%	$658,051	100.0%	$49,333	7.5%

Selling, general and administrative(a)	458,721	64.8%	410,964	62.5%	47,757	11.6%
Depreciation and amortization(b)	23,801	3.4%	19,885	3.0%	3,916	19.7%

Operating income	$224,862	31.8%	$227,202	34.5%	$(2,340)	(1.0)%

(a)	Includes $11,507 costs for restructuring and other special charges and security breach remediation in 2007.

(b)	Includes $4,395 and $2,453 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Careers — North America segment grew revenue 7.5% in 2007 representing 53.4% of our consolidated revenue, down from 60.9% of total revenue in 2006. Sluggish economic trends within the labor markets across the United States contributed to moderating revenue growth throughout 2007. We also experienced decreasing demand across our small-to-medium sized customer base whose pace of hiring slowed as a result of the overall macro-economic environment. Our global enterprise accounts continued to perform well in 2007, reflecting the global nature of our business and the breath of our product lines. We continue to benefit from a secular shift from print to online advertising, and we believe that we continue to maintain market share within the recruitment advertising industry.

The Careers — North America segment generated an operating margin of 31.8% in 2007 down from 34.5% reported in 2006. Total operating expense grew 12.0% compared to revenue growth of 7.5%. Total operating expenses included $11.5 million related to the security breach and restructuring plan. We have made substantial progress to slow our expense growth rate through our restructuring efforts in the third and fourth quarters. We reduced our workforce by approximately 12% during 2007, primarily related to non-sales force employees and we continue to monitor our revenue per employee. The operating expense growth rate has slowed even as we have continued to make investments in marketing, technology and product innovation.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase
(Dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$	%

Revenue	$488,038	100.0%	$306,280	100.0%	$181,758	59.3%

Selling, general and administrative(a)	415,206	85.1%	273,243	89.2%	141,963	52.0%
Depreciation and amortization(b)	20,719	4.2%	15,614	5.1%	5,105	32.7%

Operating income	$52,113	10.7%	$17,423	5.7%	$34,690	199.1%

(a)	Includes $10,191 costs for restructuring and other special charges and security breach remediation in 2007.

(b)	Includes $2,549 and $1,048 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Careers — International segment demonstrated significant revenue growth of 59.3% in 2007, mainly driven by investments in key European and Asian countries, coupled with increased production from a growing sales force and a 10.1% favorable effect from foreign exchange rates. We continued to see strong revenue gains in our top European countries, particularly the United Kingdom, France, Germany and the Netherlands, which contributed approximately 66.3% of total Careers — International revenue. Outside these four countries, our smaller markets also posted solid revenue growth. In Asia, we saw strong year-over-year increases in all countries where we operate, and we believe that our strategy to capture market share while aggressively investing in the business will position Monster firmly in the region for significant future revenue growth.

Our considerable investments in marketing and sales in the major countries across Continental Europe and Asia led to an organic revenue growth rate of 48.5% for 2007 as compared to 2006, excluding the effects of currency exchange rates and the results of businesses acquired within the last year.

We aggressively increased our investments overseas through a refined mix of marketing, sales and product enhancements in 2007. Marketing expenses increased approximately 32% in 2007 as compared to 2006 as we invested to increase our brand awareness, drive job seeker traffic to our websites and expand our reach, both to the job seeker and to the employer. Those investments, combined with the addition of sales and support staff during the first half of 2007, have helped us achieve a significant portion of our overall revenue growth and gain market share in key European and Asian countries. In 2007, the segment increased total operating expenses by 50.9%, including a 9.5% impact from foreign exchange rates, while expanding its operating margin to 10.7%. Although our headcount increased by approximately 400 associates in 2007, the overall expense growth rate slowed in the second half of the year due to our restructuring initiatives.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2007 and 2006 are as follows:

					Increase (Decrease)
(Dollars in thousands)	2007	% of Revenue	2006	% of Revenue	$	%

Revenue	$128,382	100.0%	$115,856	100.0%	$12,526	10.8%

Selling, general and administrative(a)	105,040	81.8%	70,468	60.8%	34,572	49.1%
Depreciation and amortization(b)	6,731	5.2%	3,782	3.3%	2,949	78.0%

Operating income	$16,611	12.9%	$41,606	35.9%	$(24,995)	(60.1)%

(a)	Includes $3,192 costs for restructuring and other special charges and security breach remediation in 2007.

(b)	Includes $1,310 and $509 of amortization of stock based compensation in 2007 and 2006, respectively.

Our Internet Advertising & Fees segment posted revenue growth of 10.8% in 2007 when compared to 2006. The second half of 2007 was particularly impacted by our decision to reduce the placement of certain interstitial advertisements on the Monster.com website and a reevaluation of our relationship with certain clients engaged in student loan advertising. Although the decision to reduce placements had the effect of reducing revenue in the second half of 2007 and continued into 2008, we believe it was the appropriate action to take to improve the quality of the job seeker experience on the Monster.com site. We continue to believe that online advertising represents a significant growth opportunity for us, as our audience is appealing to both brand and remnant advertisers. We posted an operating margin of 12.9% for 2007, a sharp decline from the 35.9% operating margin reported in the same period in 2006 as our expense base grew at a faster rate than our revenue. The expenses increased in 2007 for almost all expense categories, especially compensation and related expenses and marketing. We invested in our business model by adding sales capacity, increasing product and technology expenditures and initiating infrastructure build-outs during the first half of the year. Marketing expenses increased 53% over the 2006 period as we invested in our websites and expanded their recognition among users.

Income Taxes

Income taxes for the years ended December 31, 2007 and 2006 are as follows:

	December 31,		(Decrease)
(Dollars in thousands)	2007	2006	$	%

Income from continuing operations before income taxes and loss in equity interests	$244,854	$245,451	$(597)	(0.2)%
Income taxes	$86,461	$86,519	$(58)	(0.1)%
Effective tax rate	35.31%	35.25%

During 2006, we absorbed the remainder of our U.S. federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation. We paid approximately $54.8 million of U.S. federal and state income tax during 2007 and paid the remainder of our 2007 U.S. federal and state income tax liability of $10.0 million in March 2008. We paid approximately $14.8 million in foreign income taxes in 2007.

Earnings Per Share

Diluted earnings per share from continuing operations was $1.15 for the year ended December 31, 2007, lower by $0.01 or approximately 1% when compared to $1.16 for the year ended December 31, 2006, primarily as a result of higher pre-tax expenses including $16.6 million in restructuring and other special charges, $15.8 million of one-time compensation expenses related to former executive offices and $9.0 million of expenses related to the third quarter security breach, partially offset by higher operating results. Our diluted loss per share from discontinued operations decreased to a loss of $0.03 in 2007, compared to a loss of $0.87 in 2006, which was primarily related to the 2006 disposition of our Advertising & Communications business in North America. Our average diluted shares outstanding decreased 0.4% from the prior year period, mainly as a result of our stock buyback transactions and lower dilutive effects from potential Common Stock equivalents.

Financial Condition

The following table details our cash and cash equivalents, marketable securities and cash flow components:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Cash and cash equivalents	$222,260	$129,744	$58,680
Marketable securities	91,772	448,703	537,893

Cash and cash equivalents and marketable securities	$314,032	$578,447	$596,573

Percentage of total assets	16.4%	27.8%	30.3%

Cash provided by operating activities of continuing operations	$232,683	$276,629	$243,891
Cash (used in) provided by investing activities of continuing operations	$(36,500)	$12,841	$(448,862)
Cash (used in) provided by financing activities of continuing operations	$(71,794)	$(217,268)	$43,327
Cash (used in) provided by discontinued operations	$(6,849)	$(7,705)	$20,108
Effect of exchange rates on cash	$(25,024)	$6,567	$3,619

Liquidity and Capital Resources

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, money market funds and commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term investment purposes. Due to the current state of the financial markets, we have redeployed our excess cash during 2008 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign debt obligations, bank deposits at prime money center banks and municipal bonds. We are actively monitoring the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have available-for-sale marketable securities primarily invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as a component of available-for-sale marketable securities, non-current.

We believe that our current cash and cash equivalents, revolving credit facilities and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.

In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250.0 million. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its Common Stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, entering into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of December 31, 2008, the Company was in full compliance with its covenants.

At December 31, 2008, the utilized portion of this credit facility was $50.0 million in borrowings and $1.7 million for standby letters of credit and $198.3 million was unused. At December 31, 2008, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.44%, 0.14% and 3.25%, respectively. As of December 31, 2008, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.90%. Subsequent to December 31, 2008, we borrowed an additional $197.0 million under our senior unsecured revolving credit facility. As a result, the Company now has $1.3 million unutilized on the credit facility.

The Company’s ChinaHR subsidiary has entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $5.0 million. The ChinaHR credit facility has a maximum tenure of one year and the lender can terminate the facility at any time and demand immediate payment. The Company may repay these loans and accrued interest with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of December 31, 2008, the Company was in full compliance with its covenants. As of December 31, 2008, the interest rate on these borrowings was 7.83% and the utilized portion of this credit facility was $5.0 million. Subsequent to December 31, 2008, the Company’s ChinaHR subsidiary entered into another unsecured uncommitted revolving credit facility guaranteed by the Company that provides maximum borrowings of $9.8 million, of which $2.2 million has been utilized.

In the second quarter of 2008, we recorded a $40.1 million provision for legal settlements, net for the settlement of the class action and related lawsuits. We paid $29.9 million, net of insurance reimbursement related to the settlement in 2008. This provision included $22.4 million in recoveries from insurance and certain former officers. Additionally, in 2008, 2007 and 2006, we recorded $4.4 million (net of reimbursements of $12.4 million primarily from former associates), $19.1 million (net of reimbursements of $4.5 million primarily from insurance carriers), and $13.3 million, respectively, of professional fees as a direct result of the investigation into our stock option grant practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation by the USAO and the preparation and review of our restated consolidated financial statements. In addition, in the fourth quarter of 2006, we recorded a $5.0 million charge, as a component of “salaries and related” expenses to compensate optionees whose options expired during the period that our equity compensation programs were suspended. In exchange for payment, we received a release of any liability.

We expect to continue to incur professional fees related to our historical stock option practices. While we cannot quantify or estimate the timing of these costs throughout 2009 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

We paid approximately $29.1 million of U.S. federal, state and foreign income tax during 2008 and expect to pay approximately $8.0 million in 2009 for the remaining 2008 tax liabilities. In 2009, we expect to pay income tax on a quarterly basis and continue to utilize tax losses in foreign tax jurisdictions to reduce our cash tax liability. We have absorbed all of our U.S. federal tax loss carry-forwards, with the exception of approximately $32 million of certain losses whose utilization is subject to an annual limitation.

In July 2007, we announced a strategic restructuring plan intended to position us for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce our workforce by approximately 800 associates. Subsequent to the announcement of this plan, we made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through December 31, 2008, we have notified or terminated approximately 500 associates and approximately 140 associates have voluntarily left the Company. Cumulative expense for the program since inception is $33.0 million. We anticipate that these initiatives will reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. The majority of the initiatives of the restructuring plan have been completed as of December 31, 2008; however, we will continue to incur charges in the first half of 2009 to complete the plan.

Cash Flows

As of December 31, 2008, we had cash and cash equivalents and marketable securities of $314.0 million, compared to $578.4 million as of December 31, 2007. Our decrease in cash and marketable securities of $264.4 million in the twelve months ended December 31, 2008, primarily relates to our acquisitions of ChinaHR, Affinity Labs and Trovix, the repurchase of Common Stock and capital expenditures, offsetting cash generated by our operating activities, net sales of marketable securities and borrowings under the credit facility.

Cash provided by operating activities was $225.8 million for the year ended December 31, 2008 and resulted from $114.5 million of income from continuing operations and $133.5 million of net non-cash adjustments. Cash flows from working capital items decreased $54.6 million primarily from changes in deferred revenue and accrued and other liabilities, partially offset by an increase in accounts receivable. Cash flows provided by operating activities decreased $43.3 million in 2008 compared to 2007.

We used $36.5 million of cash for investing activities for the year ended December 31, 2008. We acquired businesses for $292.8 million, net of cash acquired, and had capital expenditures of $93.6 million. These were partially offset by our net sales of marketable securities of $355.4 million. Cash used in investing activities increased $49.1 million primarily from higher payments for acquisitions and capital expenditures, net of sales of marketable securities.

We used cash for financing activities in 2008 of $71.8 million, including $126.9 million to repurchase 5,454,316 shares of Common Stock in open market transactions and $1.3 million for other share repurchases. These were partially offset by $54.1 million of cash from net borrowings under short-term credit facilities borrowings.

Share Repurchase Plan

On November 10, 2005, the Board approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our Common Stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its Common Stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase program. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase plan. As of December 31, 2007, we have purchased 13,794,012 shares under these authorizations for $423.6 million. All current repurchase plan authorizations expired on January 30, 2009.

Contractual Obligations

Our principal capital requirements have been to fund (i) working capital, (ii) marketing our Monster brand, (iii) acquisitions and (iv) capital expenditures. The commitments as of December 31, 2008 related to our continuing operations are as follows:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations (Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$209,002	$40,922	$56,245	$41,680	$70,155
Purchase commitments — advertising contracts	16,700	6,100	10,600	—	—
Payables related to disposed businesses(a)	9,299	3,822	3,539	1,292	646
Capital leases	28	18	10	—	—

Total	$235,029	$50,862	$70,394	$42,972	$70,801

(a)	Primarily related to operating lease obligations and contractual closing costs.

In addition to the cash commitments above, we also have $120.0 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities. See Note 13 to the consolidated financial statements for further discussion of information related to long-term income taxes payable.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue on agreements in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Careers (North America and International).  Our Careers segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Internet Advertising & Fees.  Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, ratably over the length of the subscription. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Asset Impairment

Business Combinations, Goodwill and Intangible Assets.  The Company accounts for business combinations in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We measure non-vested stock awards using the fair market value of our Common Stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock and market-based and performance-based non-vested stock to employees, directors and executive officers.

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

Equity Method Investments

Losses in equity interest for the year ended December 31, 2008, are from our equity method investments in Finland, Australia and ChinaHR and are based on unaudited financial information. Although we do not anticipate material differences, audited results may differ. ChinaHR’s results are included in loss in equity interests until we acquired the remaining equity interest on October 8, 2008, at which time we began consolidating ChinaHR’s results.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have grants of non-vested stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of earnings per share (“EPS”), and will need to calculate EPS using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of Common Stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS. As of December 31, 2008, we have never declared a cash dividend.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption. See Note 6 for information and related disclosures regarding the Company’s fair value measurements.

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

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

During 2008, revenue from our international operations accounted for 45% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros and British Pounds. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening U.S. dollar in the earlier months of 2008 contributed approximately $13.5 million to reported revenue and approximately $1.6 million to reported operating income during 2008.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2008 of $209 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $10 million, $21 million and $42 million, respectively.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2008, our cumulative translation adjustment account decreased $91.0 million, primarily attributable to the strengthening of the U.S. dollar against the Swedish Krona, Korean Won and the British Pound.

Interest Rate Risk

Credit Facilities

As of December 31, 2008, our short-term and long-term debt was comprised primarily of borrowings under our senior unsecured revolving credit facility and borrowings of our ChinaHR subsidiary under an unsecured uncommitted revolving credit facility that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the Bank of America prime rate or the People’s Bank of China rate. Assuming the amount of borrowings available under our credit facilities were fully drawn during 2008, we would have had $255 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $2.6 million for the fiscal year ended December 31, 2008. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on December 31, 2008, we would have had $56.7 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $0.6 million for the fiscal year ended December 31, 2008. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, primarily bank deposits, auction-rate bonds, sovereign commercial paper and money market funds. A hypothetical 1.00% (100 basis-point) change in interest rates would have changed our annual pretax earnings by approximately $3.0 million for the fiscal year ended December 31, 2008.

Other Market Risks

Investments in Auction-Rate Bonds

As of December 31, 2008, the Company held $92.0 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction-rate bond market as described in Note 7, Investments, of the Notes to Condensed Consolidated Financial Statements in this Annual Report on Form 10-K, the auction rate bonds with the original par value and cost of $92.0 million were written down to an estimated fair value of $90.4 million, resulting in an unrealized loss of $1.6 million. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. We may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 100-basis-point loss from the par value of these investments would have resulted in a $0.9 million impairment as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements and exhibits of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP

New York, New York
February 10, 2009

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$222,260	$129,744
Available-for-sale securities	1,425	448,703
Accounts receivable, net of allowance for doubtful accounts of $14,064 and $15,613 in 2008 and 2007, respectively	376,720	499,854
Prepaid and other	82,416	106,664

Total current assets	682,821	1,184,965

Available-for-sale securities, non-current	90,347	—
Goodwill	894,546	615,334
Property and equipment, net	161,282	123,397
Intangibles, net	52,335	35,351
Investment in unconsolidated affiliates	1,843	50,871
Other assets	33,416	53,162
Non-current assets of discontinued operations	—	14,730

Total assets	$1,916,590	$2,077,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,524	$57,334
Accrued expenses and other current liabilities	205,005	233,611
Deferred revenue	414,312	524,331
Borrowings under credit facilities	54,971	—
Income taxes payable	7,896	13,384

Total current liabilities	723,708	828,660

Long-term income taxes payable	119,951	111,108
Deferred income taxes	24,658	14,878
Other long-term liabilities	1,000	2,387
Non-current liabilities of discontinued operations	—	4,276

Total liabilities	869,317	961,309

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock $.001 par value, authorized 1,500,000 shares; issued: 133,335 and 128,280 shares, respectively; outstanding: 118,614 and 119,013 shares, respectively	133	128
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: 0 and 4,762 shares, respectively	—	5
Additional paid-in capital	1,367,373	1,468,808
Accumulated other comprehensive income, net	25,801	118,387
Accumulated deficit	(346,034)	(470,827)

Total stockholders’ equity	1,047,273	1,116,501

Total liabilities and stockholders’ equity	$1,916,590	$2,077,810

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenue	$1,343,627	$1,323,804	$1,080,187

Salaries and related	543,268	524,652	407,013
Office and general	282,699	268,843	195,155
Marketing and promotion	291,198	294,480	251,611
Provision for legal settlements, net	40,100	—	—
Restructuring and other special charges	16,407	16,597	—

Total operating expenses	1,173,672	1,104,572	853,779

Operating income	169,955	219,232	226,408

Interest income, net	14,315	25,833	17,107
Other income (expense), net	2,968	(211)	1,936

Interest and other, net	17,283	25,622	19,043

Income from continuing operations before income taxes and loss in equity interests	187,238	244,854	245,451
Income taxes	64,910	86,461	86,519
Loss in equity interests, net	(7,839)	(8,298)	(7,096)

Income from continuing operations	114,489	150,095	151,836

Income (loss) from discontinued operations, net of tax	10,304	(3,696)	(114,699)

Net income	$124,793	$146,399	$37,137

Basic earnings (loss) per share:
Income from continuing operations	$0.95	$1.17	$1.19
Income (loss) from discontinued operations, net of tax	0.09	(0.03)	(0.90)

Basic earnings per share	$1.04	$1.14	$0.29

Diluted earnings (loss) per share:*
Income from continuing operations	$0.94	$1.15	$1.16
Income (loss) from discontinued operations, net of tax	0.09	(0.03)	(0.87)

Diluted earnings per share	$1.03	$1.12	$0.28

* — Earnings per share may not add in certain periods due to rounding
Weighted average shares outstanding:
Basic	120,557	128,785	128,077
Diluted	121,167	130,755	131,247

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common
		Shares of	Stock and		Accumulated
	Shares of	Class B	Additional		Other	Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity

Balance, January 1, 2006	121,830	4,762	$1,549,063	$(651,238)	$35,515	$933,340

Net income	—	—	—	37,137	—	37,137
Net unrealized gain on forward foreign exchange contracts and other	—	—	—	—	82	82
Change in cumulative foreign currency translation adjustment	—	—	—	—	52,035	52,035

Comprehensive income						$89,254

Issuance of common stock in connection with business combinations	20	—	1,164	—	—	1,164
Issuance of common stock for stock option exercises, 401(k) match and other	3,776	—	94,628	—	—	94,628
Tax benefit of stock-based compensation	—	—	17,972	—	—	17,972
Repurchase of common stock	(7)	—	(37,492)	—	—	(37,492)
Stock based compensation — restricted stock	105	—	10,819	—	—	10,819

Balance, December 31, 2006	125,724	4,762	1,636,154	(614,101)	87,632	1,109,685

Net income	—	—	—	146,399	—	146,399
Net unrealized gain on investments	—	—	—	—	149	149
Change in cumulative foreign currency translation adjustment	—	—	—	—	30,606	30,606

Comprehensive income						$177,154

Cumulative effect of adoption of FIN 48	—	—	—	(3,125)		(3,125)
Repurchase of common stock	(251)	—	(262,495)	—	—	(262,495)
Issuance of common stock for stock option exercises	2,136	—	54,890	—	—	54,890
Tax benefit of stock-based compensation	—	—	11,744	—	—	11,744
Stock based compensation — restricted stock	661	—	27,739	—	—	27,739
Stock based compensation — stock options	—	—	442	—	—	442
Stock bonus award	10	—	467	—	—	467

Balance, December 31, 2007	128,280	4,762	1,468,941	(470,827)	118,387	1,116,501

Net income	—	—	—	124,793	—	124,793
Net unrealized loss on investments	—	—	—	—	(1,603)	(1,603)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(90,983)	(90,983)

Comprehensive income						$32,207

Conversion of Class B Common Stock to Common Stock	4,762	(4,762)	—	—	—	—
Repurchase of common stock	(59)	—	(128,165)	—	—	(128,165)
Issuance of common stock for stock option exercises	90	—	1,461	—	—	1,461
Tax provision for stock-based compensation	—	—	(4,804)	—	—	(4,804)
Stock based compensation — restricted stock	254	—	29,202	—	—	29,202
Stock based compensation — stock options	—	—	651	—	—	651
Stock bonus award	8	—	220	—	—	220

Balance, December 31, 2008	133,335	—	$1,367,506	$(346,034)	$25,801	$1,047,273

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows provided by operating activities:
Net income	$124,793	$146,399	$37,137

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(10,304)	3,696	114,699
Depreciation and amortization	58,020	43,908	36,428
Provision for legal settlements, net	40,100	—	—
Provision for doubtful accounts	16,231	12,906	9,055
Non-cash compensation	29,853	28,181	10,819
Loss in equity interests	7,839	8,298	7,096
Loss on net disposal of assets	3,933	665	—
Deferred income taxes	7,430	(5,459)	10,781
Common stock issued for matching contribution to 401(k) plan	—	—	1,854
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	112,520	(67,778)	(171,312)
Prepaid and other	23,168	(26,213)	(21,817)
Deferred revenue	(118,299)	80,186	116,556
Payments for legal settlements, net	(29,887)	—	—
Accounts payable, accrued liabilities and other	(32,714)	51,840	92,595
Net cash (used for) provided by operating activities of discontinued operations	(6,849)	(7,450)	24,304

Total adjustments	101,041	122,780	231,058

Net cash provided by operating activities	225,834	269,179	268,195

Cash flows (used for) provided by investing activities:
Capital expenditures	(93,627)	(63,800)	(54,334)
Payments for acquisitions and intangible assets, net of cash acquired	(292,836)	(2,549)	(19,601)
Purchase of marketable securities	(183,932)	(1,424,861)	(1,722,425)
Sales and maturities of marketable securities	539,286	1,514,051	1,308,279
Cash funded to equity investee	(6,402)	(10,000)	(10,000)
Dividends received from unconsolidated investee	1,011	—	—
Net proceeds from sale of businesses	—	—	69,155
Investment in unconsolidated affiliate	—	—	(19,936)
Net cash used for investing activities of discontinued operations	—	(255)	(4,196)

Net cash (used for) provided by investing activities	(36,500)	12,586	(453,058)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings on credit facilities short-term	251,971	—	—
Payments on borrowings on credit facilities short-term	(197,893)	—	—
Repurchase of common stock	(128,165)	(262,495)	(14,734)
Cash received from the exercise of employee stock options	1,461	54,890	92,263
Excess tax benefits from stock-based compensation	1,003	13,799	17,972
Payments on capitalized leases and other debt obligations	(171)	(100)	(171)
Payments on acquisition debt	—	(23,362)	(29,245)
Structured stock repurchase	—	—	(22,758)

Net cash (used in) provided by financing activities	(71,794)	(217,268)	43,327

Effects of exchange rates changes on cash	(25,024)	6,567	3,619
Net increase (decrease) in cash and cash equivalents	92,516	71,064	(137,917)
Cash and cash equivalents, beginning of year	129,744	58,680	196,597

Cash and cash equivalents, end of year	$222,260	$129,744	$58,680

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except shares and per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, click-throughs on text based links, leads provided to advertisers and subscriptions to premium services. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, among others, allowances for doubtful accounts, fair value of financial assets and liabilities, net realizable values on long-lived assets and deferred tax assets and liabilities, certain accrued expense accounts, deferred revenue, goodwill and revenue recognition. Actual results could differ from those estimates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

Revenue Recognition

The Company recognizes revenue on agreements in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Accordingly, the Company recognizes revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collection is probable. The Company recognizes revenue as follows for each of its reportable segments:

Careers (North America and International).  The Company’s Careers segments predominately earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career-related services. The Company recognizes revenue at the time that job postings are displayed on the Monster network of websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees.  The Company’s Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and subscriptions to premium services. The Company recognizes revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. The Company recognizes revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, the Company recognizes revenue for certain subscription products, which are recognized ratably over the length of the subscription. Unearned revenues are reported on the balance sheet as deferred revenue.

Business Combinations and Dispositions

The Company accounts for business combinations in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Therefore, the consolidated financial statements reflect the results of operations of an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For the period January 1, 2006 through December 31, 2008, the Company completed five business combinations. Note 3 to the consolidated financial statements contains a full discussion of the Company’s business combinations completed from January 1, 2006 through December 31, 2008.

The Company accounts for business dispositions in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company’s continuing operations have been restated to reflect such dispositions in each period presented. See Note 9 to the financial statements for further discussion of the Company’s disposition transactions.

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt consists of borrowings under credit facilities, which approximates fair value due to market interest rates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invests in short-term commercial paper rated P1 by Moody’s or A1 by Standard & Poors or better. As of December 31, 2008, the Company held available-for-sale investments with a fair value of $91,772. These investments are subject to fluctuations based on changes in interest rates and market prices.

The Company performs continuing credit evaluations of its customers, maintains allowances for potential credit losses and does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition, past collection history and overall aging of the receivables. Historically, such losses have been within management’s expectations. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, which primarily consist of commercial paper, bank time deposits and money-market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically payroll and other contractual obligations disbursed on or near the last day of a reporting period, are reported as a current liability in the accompanying consolidated balance sheets.

The Company’s marketable securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net in the statements of operations. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2008 primarily consisted of auction rate bonds, which are classified as non-current.

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 and 2007 are adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

	Beginning	Charged to Costs	Write-Offs	Ending
Year Ended December 31,	Balance	and Expenses	and Other	Balance

2008	$15,613	$16,231	$(17,780)	$14,064
2007	$11,924	$12,906	$(9,217)	$15,613
2006	$11,049	$9,055	$(8,180)	$11,924

Property and Equipment

Computer and communications equipment, furniture and fixtures and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are stated at cost and amortized, using the straight-line method, over their estimated useful lives, or the lease term, whichever is shorter.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software and Website Development Costs

In accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment and the estimated useful life is five years. Costs capitalized were $39,732, $14,391 and $11,113 for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. Based on impairment tests performed, no impairment of goodwill has been identified for the years ended December 31, 2008, 2007 and 2006.

Other intangible assets primarily consist of the value of customer relationships, non-compete agreements, acquired technology, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to thirty years.

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

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2008, there were no impairment indicators present.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of stockholders’ equity. Gains

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses resulting from other foreign currency transactions, including forward foreign exchange contracts, are included in other income, net.

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income are foreign currency translation adjustments, which relate to investments that are permanent in nature and unrealized gains and unrealized losses related to the Company’s available-for-sale securities, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness. As of December 31, 2008, the notional value of these forward foreign exchange contracts was approximately $33,200 and the corresponding accumulated unrealized loss was approximately $100, which is included in other expense, net. The Company does not trade derivative financial instruments for speculative purposes.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which have been applied to all income tax positions commencing from that date. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. Upon adoption, the Company increased its existing liabilities for uncertain tax positions by $3,125 and this cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of the Company’s accumulated deficit as of January 1, 2007. The Company also reclassified a portion of previously accrued income tax liabilities from current to non-current because payment of cash was not anticipated within one year of the balance sheet date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits on the income statement as a component of income tax expense.

Prior to 2007, the Company determined its income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested stock awards using the fair market value of the Company’s common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, the Company estimated the fair value of the award utilizing a Monte Carlo simulation model. The Company awards stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.

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

Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such common stock equivalents is approximately 8,881,000, 1,153,000 and 1,280,000 for the years ended December 31, 2008, 2007, and 2006, respectively. A reconciliation of shares used in calculating basic and diluted earnings per common and Class B common share follows:

	December 31,
(Thousands of shares)	2008	2007	2006

Basic weighted average shares outstanding	120,557	128,785	128,077
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	610	1,970	3,170

Diluted weighted average shares outstanding	121,167	130,755	131,247

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2008, the Company recorded a $40,100 provision for legal settlements, net for the settlement of the class action and related lawsuits. The Company paid $29,887, net of insurance reimbursement related to the settlement in 2008. This provision included $22,400 in recoveries from insurance and certain former officers. Additionally, in 2008, 2007 and 2006, the Company recorded costs of approximately $4,400 (net of reimbursements of $12,400 primarily from former associates), $19,100 (net of reimbursements of $4,500 primarily from insurance carriers), and $13,300, respectively, of professional fees as a direct result of the investigation into its stock option grant practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York (“USAO”) and the preparation and review of the Company’s restated consolidated financial statements. Additionally, in the fourth quarter of 2006, the Company recorded $5,000, as a component of “salaries and related” expenses to compensate optionees whose options expired during the period that the Company’s equity compensation programs were suspended. In exchange for payment, the Company received a release of any liability.

The Company expects to continue to incur professional fees related to its historical stock option grant practices. While the Company cannot quantify or estimate the amount or timing of these costs throughout 2009 and into the future, they will primarily relate to legal fees on behalf of former employees and former members of senior management, fees paid in defense of shareholder lawsuits and potential fines or settlements. See Note 17 for further discussion.

Effect of Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to the Company’s current consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company has grants of non-vested stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, the Company will be required to include these instruments in the calculation of earnings per share (“EPS”), and will need to calculate EPS using the “two-class method.” The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS. As of December 31, 2008, the Company has never declared a cash dividend.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company’ financial statements upon adoption. See Note 6 for information and related disclosures regarding the Company’s fair value measurements.

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

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the additional disclosures required by SFAS 161.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123R. Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company measures non-vested stock awards using the fair-market value of the Company’s common stock on the date of the grant. For certain 2008 awards, which are market-based grants, the Company estimated the fair value and the requisite service period of the award utilizing a Monte Carlo simulation model. The Company awards stock options and non-vested stock, in the form of Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”), market-based RSA and RSU and performance-based RSA and RSU to employees, directors and executive officers. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approves all stock-based

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation awards. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. These awards are being amortized over the requisite service period on a straight-line basis, net of estimated forfeitures. The Company does not capitalize stock-based compensation costs.

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Years Ended December 31,
	2008	2007	2006

Non-vested stock, included in salaries and related	$28,040	$27,739	$10,671
Non-vested stock, included in restructuring and other special charges	1,162	—	—
Stock options, included in salaries and related	651	442	148

Total	$29,853	$28,181	$10,819

Included in the 2007 salaries and related for non-vested stock was approximately $12,800 related to the accelerated vesting of RSA and RSU awards related to two former executive officers in accordance with their severance agreements. Certain accrued bonuses are paid for in common stock and for the years ended December 31, 2008 and 2007 those payments fair values were $220 and $467, respectively.

As of December 31, 2008, the Company has issued the following types of equity awards under the Company’s 1999 Long Term Incentive Plan, which the Company no longer uses for new equity awards, and the 2008 Equity Incentive Plan.

Restricted Stock

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees, executives and directors. The Company grants RSU that are subject to continued employment and vesting conditions, but do not have dividend or voting rights. The Company also grants RSA that are subject to continued employment and vesting conditions and have dividend and voting rights. Directors of the Company receive automatic RSA and such awards are measured using the fair market value of the Company’s common stock on the date of the automatic grant. The Company also grants market-based RSA and RSU that vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSA and RSU vest in three equal tranches of 33.3% of each award if, and when, certain stock price targets are achieved and maintained for specific number of days in a consecutive specified period. The Company also grants performance-based RSA and RSU that vest contingent on meeting specific financial results within a specified time period.

The fair value of RSA and RSU awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures.

Tax benefits recognized on the non-vested stock-based compensation expenses were $8,375, $9,981 and $3,947 for years ended December 31, 2008, 2007 and 2006, respectively.

2008 Restricted Stock.  During 2008, the Company granted RSA of 2,927,000 shares and RSU of 985,000 shares to approximately 2,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through December 16, 2012, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted market-based RSA of 1,095,000 shares and market-based RSU of 50,000 shares that will vest contingent on

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meeting certain stock price targets within five years of the grant date. The market-based shares vest in three tranches of 33.3% each of the award if, and when, certain stock price targets of $21.00, $28.00 and $35.00 are achieved and maintained for 15 days in a consecutive 30 day period and the tranches are being amortized over their requisite service period of twenty one, thirty and thirty seven month periods, respectively.

2007 Restricted Stock.  During 2007, the Company granted 1,505,823 RSA and 126,017 RSU that vest in various increments on the anniversaries of the individual grant dates through December 12, 2011, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted 789,090 RSU to approximately 740 employees, subject to certain specified performance-based conditions, with an aggregate grant value of $37,183. The Company did not meet the 2007 RSU pre-determined performance-based conditions and as a result, 561,760 RSU grants with an aggregate value of $26,414 were forfeited and an additional 227,330 were forfeited prior to December 31, 2007.

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

As of December 31, 2008, there was approximately $109,030 of unrecognized compensation cost related to the RSU, RSA and market-based awards that is expected to be recognized over a period of 4.0 years. During the years ended December 31, 2008, 2007 and 2006, the fair value of shares vested was $5,783, $28,107 and $4,801, respectively.

The following table summarizes the activity for non-vested stock:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
		Value at Grant		Value at Grant		Value at Grant
(Share amounts in thousands)	Shares	Date	Shares	Date	Shares	Date

Non-vested at beginning of period	1,671	$39.67	969	$44.53	241	$29.64
Granted — Restricted Stock Units	1,035	26.95	915	47.17	681	48.48
Granted — Restricted Stock	4,022	20.51	1,506	38.26	363	44.16
Forfeited and 2007 Performance Adjusted	(862)	33.28	(1,048)	46.17	(211)	48.19
Vested	(254)	41.86	(671)	42.40	(105)	27.24

Non-vested at end of period	5,612	$24.57	1,671	$39.67	969	$44.53

Stock Options

The following were the weighted average assumptions used to determine the fair value of stock options and have been estimated at the date of grant using the Black-Scholes option-pricing model (no stock options were granted in 2006, therefore no weighted average assumptions are included in this table):

	Years Ended December 31,
	2008	2007

Risk-free interest rate	2.7%	5.0%
Volatility	40.9%	50.7%
Expected life (years)	3.7	3.3

Employee Stock Options.  In 2008 and 2007, the Company awarded options to purchase 137,980 and 82,897 shares of Common Stock, respectively, to certain employees in France. Under the terms of the awards, the 2008 grants vest 25% annually over four years with the first 25% vesting commencing on the first anniversary date of the award. The 2007 grants vest with 66,147 stock options vesting 25% over four years

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the first 25% vesting commencing on the first anniversary date of the award and 16,750 stock options vesting 25% immediately and the remaining 75% will vest 25% on the next three anniversary dates of the award. As of December 31, 2008, the unrecognized compensation expense for stock options was $1,801 and is expected to be recognized over a period of 3.2 years.

Also during 2008, the Company in accordance with the legal settlement related to the stock option investigations, revalued 479,381 options held by former employees. Before the revaluation the average exercise price of the options was $24.88 and after the revaluation the average exercise price was $51.54.

The following table summarizes the activity of the Company’s employee stock options:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
(Share amounts in thousands)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,876	$29.13	9,573	$28.97	13,673	$27.94
Granted	138	27.77	83	46.70	—	—
Exercised	(89)	16.34	(2,136)	25.70	(3,725)	24.77
Forfeited/expired/cancelled	(635)	35.83	(644)	38.89	(375)	31.80

Outstanding at year-end	6,290	$30.58	6,876	$29.13	9,573	$28.97

Options exercisable at year-end	5,980	$30.54	5,696	$28.90	6,925	$29.01
Aggregate intrinsic value of options exercised during the year	$546		$48,794		$93,613

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of the end of the period and the exercise price of the underlying options. The weighted average grant date fair value of options granted during the years 2008 and 2007 was $9.48 and $23.14, respectively.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2008 (share amounts in thousands):

	Options Outstanding				Options Exercisable
				Weighted
				Average
		Weighted	Aggregate	Remaining		Weighted	Aggregate
	Number	Average	Intrinsic	Contractual	Number	Average	Intrinsic
Range of Exercise Prices	Outstanding	Exercise Price	Value	Life (Years)	Exercisable	Exercise Price	Value

$0.00 to $20.00	701	$10.35	$1,222	3.8	701	$10.35	$1,222
20.01 to 26.00	2,047	23.97	—	4.1	2,036	23.97	—
26.01 to 32.00	607	28.80	—	6.1	360	29.07	—
32.01 to 50.00	2,396	36.36	—	4.8	2,344	36.13	—
50.01 to 97.34	539	58.23	—	1.4	539	58.23	—

Total	6,290	$30.58	$1,222	4.3	5,980	$30.54	$1,222

3.	BUSINESS COMBINATIONS

The following table summarizes the Company’s business combinations completed from January 1, 2006 through December 31, 2008. Although none of the following acquisitions were considered to be a significant

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

Acquired Business	Acquisition Date	Business Segment

China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers — International
PWP, LLC (Education.org)	May 2, 2006	Internet Advertising & Fees

On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in China HR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”) not already owned by the Company. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. The Company recorded $236,483 of goodwill (on a preliminary basis), $16,456 of intangible assets, $4,568 of property and equipment, $4,192 of receivables, $1,074 of other assets, $1,055 of deferred tax assets, net, $8,281 of deferred revenue, $21,171 for transactional and acquired liabilities and $893 of short-term credit facility debt. The Company also consolidated its ChinaHR related assets of $41,588 in investment in unconsolidated affiliates and $25,254 in notes and interest receivable (recorded in Other Assets prior to consolidation of ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $56,725 of goodwill, $2,659 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners.

On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $58,032 of goodwill, $1,251 of receivables, $2,000 of intangible assets, $500 of purchased technology, $183 of property and equipment, $22 of other assets and $421 of liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

On January 10, 2007, the Company’s Careers — International segment purchased Arbeidskamerater AS (“AAS”), a Norwegian online career sales company, founded in 2004 as a sales agent for Monster in Norway. The acquisition of AAS has enabled Monster to expand within the growing Norwegian online career market. Consideration for the acquisition was $1,654, net of cash acquired, and the Company recorded $1,777 of goodwill. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

On May 2, 2006, the Company’s Internet Advertising & Fees segment purchased PWP, LLC (“Education.org”), a leading publisher of education-related directory websites and owner of thousands of education-related domain names. The addition of Education.org was made to integrate alongside the Company’s online media and education-related properties and generate additional high-quality lead generation volume to the Company’s growing client base. Consideration for the acquisition was $20,000 cash and 20,000 shares of common stock valued at $1,164. Under the terms of the agreement, the Company paid

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17,000 upon closing and $3,000 in 2007. On the acquisition date, the Company recorded $19,205 of goodwill, however purchase price adjustments reduced goodwill to $17,793, which is deductible for tax purposes.

The Company is not including pro forma financial information as acquisitions completed during the years 2006 through 2008 were not considered to be significant subsidiaries, either individually or in the aggregate.

Accrued Integration Costs

The Company has formulated integration plans to eliminate redundant facilities, personnel and duplicate assets in connection with its business combinations. These costs were recognized as liabilities assumed in connection with the Company’s business combinations. Accordingly, these costs are considered part of the purchase price of the business combinations and have been recorded as increases to goodwill. For the year ended December 31, 2008, $928 was charged to goodwill related to the current year acquisitions. No such amounts were charged to goodwill for the year ended December 31, 2007. Reductions to integration liabilities established in connection with business combinations were recorded as reductions to goodwill. As of December 31, 2008 and 2007, accrued integration liabilities were $4,290 and $5,193, respectively and are recorded as a component of accrued expenses and other current liabilities.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill by operating segment are as follows:

	Careers-North	Careers-	Internet Advertising
	America	International	and Fees	Total

January 1, 2007	$346,505	$147,802	$94,734	$589,041
Additions and adjustments	—	1,777	—	1,777
Currency translation	—	24,516	—	24,516

December 31, 2007	346,505	174,095	94,734	615,334

Additions and adjustments	56,725	236,483	58,370	351,578
Currency translation	—	(72,353)	(13)	(72,366)

December 31, 2008	$403,230	$338,225	$153,091	$894,546

The Company’s intangible assets consisted of the following:

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)

Trademarks/Internet domains	$13,332	$—	$12,788	$—	Indefinite lived
Customer relationships	54,524	27,900	41,058	21,783	5 to 30
Acquired technology	6,975	640	—	—	3 to 5
Non-compete agreements	4,355	575	4,732	1,660	2 to 6
Other	6,156	3,892	4,666	4,450	4 to 10

Total	$85,342	$33,007	$63,244	$27,893

The Company recorded amortization expense of $6,790, $5,701 and $7,670 on its intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively. Based on the carrying value of identified

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets recorded as of December 31, 2008, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	2009	2010	2011	2012	2013

Estimated amortization expense	$11,500	$9,200	$6,900	$6,500	$4,600

5.	PROPERTY AND EQUIPMENT, NET

	December 31,
	2008	2007

Capitalized software costs	$169,497	$135,935
Furniture and equipment	30,500	32,573
Leasehold improvements	30,265	27,272
Computer and communications equipment	165,198	137,633

	395,460	333,413
Less: accumulated depreciation	234,178	210,016

Property and equipment, net	$161,282	$123,397

At December 31, 2008 and 2007, property and equipment included equipment financed with capital leases with a cost of $19,401 and $19,476, respectively, and accumulated depreciation of $19,116 and $18,669, respectively. Depreciation expense was $51,230, $38,207 and $28,758 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted the methods of fair value as described in SFAS 157 to value its financial assets and liabilities. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. Financial assets (cash equivalents and available-for-sale securities) carried at fair value as of December 31, 2008 are classified in one of the three categories as follows (excluding cash of $83,127):

	Level 1	Level 2	Level 3	Total

U.S. treasury money market funds	$5,866	$—	$—	$5,866
Bank time deposits	—	53,836	—	53,836
Municipal bonds	—	1,425	—	1,425
Sovereign commercial paper	—	77,225	—	77,225
U.S. and foreign government obligations	—	2,206	—	2,206
Tax exempt auction rate bonds (Note 7)	—	—	90,347	90,347

Total	$5,866	$134,692	$90,347	$230,905

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the Level 3 tax exempt auction rate bonds financial assets are as follows:

Year Ended
December 31, 2008

Balance beginning of period	$—
Transfer in	357,228
Unrealized loss included in other comprehensive income	(1,603)
Net settlements	(265,278)

Balance as of December 31, 2008	$90,347

The carrying value for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt is borrowings under credit facilities, which approximates fair value due to market interest rates.

7.	INVESTMENTS

Marketable Securities

As of December 31, 2008, the Company held $91,950 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing substantially all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the issuers redeem their bonds. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as a component of available-for-sale marketable securities, non-current as of December 31, 2008. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.

While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 2.14% at December 31, 2008) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and other available market observables that considered, among other factors, i) the credit quality of the underlying collateral (typically student loans); ii) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); iii) an estimate of when the next successful auction date will occur; and iv) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on these valuations, the auction rate securities with the original par value and cost of $91,950 were written down to an estimated fair value of $90,347, resulting in an unrealized loss of $1,603. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of stockholders’ equity.

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

Of the Company’s auction rate securities portfolio, approximately $8,300 was marketed and sold by UBS AG and its affiliates (collectively, “UBS”). On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of the Company’s UBS-brokered ARS plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered ARS at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 100% of the par value of the UBS-brokered ARS that the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate the Company earns on its UBS-brokered ARS.

The Company’s available-for-sale investments reported as current and non-current marketable securities as of December 31, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

Current
Municipal bonds	$1,425	$—	$—	$1,425

Total	$1,425	$—	$—	$1,425

Non-current
Tax-exempt auction rate bonds	$91,950	$1,603	$—	$90,347

Total	$91,950	$1,603	$—	$90,347

The estimated fair value of the Company’s marketable securities as of December 31, 2007 approximated the gross amortized cost value. The Company believes that it did not have any unrealized losses as of December 31, 2007, as the Company sold or rolled over at par more than 95% of the securities held at December 31, 2007.

The Company reviews impairments associated with its marketable securities to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income, a component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of December 31, 2008, the Company believes that all of the impairment of its auction rate securities investments is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.

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

In February 2005, the Company acquired a 40% interest in ChinaHR for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company had the right to occupy three of seven seats on ChinaHR’s Board of Directors.

In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company had agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans were assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and was payable quarterly, in arrears. The credit facility provided that any advances were due and payable in full on the maturity date, which was the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. At December 31, 2007, the total amount outstanding under the credit facility was $20,000 and was recorded in other assets on the consolidated balance sheet. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company had agreed to advance ChinaHR up to an aggregate of $5,000 immediately and up to an additional $2,000 upon the receipt of consolidated financial statements as of and for the year ended December 31, 2007. Prior to October 8, 2008, the Company advanced an additional $5,000 to ChinaHR bringing the total amount outstanding under the credit facilities to $25,000, which was recorded as a component of other assets on the consolidated balance.

On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned for $174,000 in cash ($166,641, net of cash acquired) and the conversion of the $25,000 credit facility noted above into ChinaHR equity. See Note 3 for additional details on the ChinaHR business combination. Accordingly, as of October 8, 2008, the Company has consolidated ChinaHR’s results.

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $1,011 in the second quarter of 2008 for this investment. The carrying value of the investment was $859 as of December 31, 2008 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. The total investment made during the fourth quarter of 2008 was $1,414. The carrying value of the investment was $984 as of December 31, 2008 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income and loss in equity interests, net are based upon unaudited financial information and are as follows by equity investment:

	Years Ended December 31,
	2008	2007	2006

ChinaHR (until acquired October 8, 2008)	$(8,337)	$(9,627)	$(7,096)
Finland	928	1,329	—
Australia	(430)	—	—

Total	$(7,839)	$(8,298)	$(7,096)

8.	RESTRUCTURING AND OTHER SPECIAL CHARGES

On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company made a strategic decision to in-source customer service and therefore the current reduction will be approximately 700 associates. Through December 31, 2008, the Company has notified or terminated approximately 500 associates and approximately 140 associates have voluntarily left the Company. Cumulative expense for the program since inception is $33,004. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion in 2008. The majority of the initiatives of the restructuring plan have been completed as of December 31, 2008; however, the Company will continue to incur charges in the first half of 2009 to complete the plan.

Restructuring and other special charges and related liability balances were as follows:

	Workforce	Fixed Asset	Consolidation of	Other Costs and
	Reduction	Write-Offs	Office Facilities	Professional Fees	Total

2007 expense	$14,067	$1,330	$555	$645	$16,597
Cash payments	(7,841)	—	(96)	(140)	(8,077)
Non-cash payments	—	(1,330)	—	—	(1,330)

December 31, 2007	6,226	—	459	505	7,190

2008 expense	11,079	3,695	1,130	503	16,407
Cash payments	(13,394)	—	(720)	(907)	(15,021)
Non-cash payments	(1,162)	(3,695)	—	—	(4,857)

December 31, 2008	$2,749	$—	$869	$101	$3,719

9.	DISCONTINUED OPERATIONS

During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s product offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s results for the year ended December 31, 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,836 and a net loss of $6,331 from its operations, which included the proposed settlement amount related to the Tickle class action which is subject to court approval. The income tax benefit included $25,981 of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3,855 of deferred tax benefits for the reversal of deferred

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax liabilities on long-term assets. The Company incurred losses net of tax related to Tickle of $2,935 for the year ended December 31, 2007 and a gain net of tax of $1,751 for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company disposed of businesses that primarily comprised its former Advertising & Communications operating segment, in order to focus more resources to support the growth of the Monster franchise on a global basis. The Company incurred losses net of tax primarily related to these disposals of $761 and $116,450 for the years ended December 31, 2007 and 2006, respectively.

The operations of the Company’s disposed businesses have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	Year Ended December 31,
	2008	2007	2006

Revenue	$6,470	$27,505	$111,282

(Loss) income before income taxes	(6,331)	(6,027)	7,972
Income tax (benefit) expense	(2,501)	(2,331)	3,353

(Loss) gain from discontinued operations, net of tax	(3,830)	(3,696)	4,619

Pre-tax loss on sale or disposal of discontinued operations	(13,201)	—	(123,203)
Income tax benefit	(27,335)	—	(3,885)

Gain (loss) on sale or disposal of business, net of tax	14,134	—	(119,318)

Income (loss) from discontinued operations, net of tax	$10,304	$(3,696)	$(114,699)

The provision for income taxes reported in discontinued operations differs for the years ended December 31, 2008, 2007 and 2006 from the tax benefit computed at the Company’s federal statutory income tax rate primarily as a result of the loss on investment for the year ended December 31, 2008 and of non-deductible goodwill and other expenses for the year ended December 31, 2006.

10.	FINANCING AGREEMENT

In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250,000. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, entering into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of December 31, 2008, the Company was in full compliance with its covenants.

At December 31, 2008, the utilized portion of this credit facility was $50,000 in borrowings and $1,749 for standby letters of credit and $198,251 was unused. At December 31, 2008, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.44%, 0.14% and 3.25%, respectively. As of December 31, 2008, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.90%. Subsequent to December 31, 2008, the

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company borrowed an additional $197,000 under its senior unsecured revolving credit facility. As a result, the Company now has $1,251 unutilized on the credit facility.

The Company’s ChinaHR subsidiary has entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $5,000. The ChinaHR credit facility has a maximum tenure of one year and the lender can terminate the facility at any time and demand immediate payment. The Company may repay these loans and accrued interest with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of December 31, 2008, the Company was in full compliance with its covenants. As of December 31, 2008, the interest rate on these borrowings was 7.83%, the utilized portion of this credit facility was $4,971 and $29 was unused. Subsequent to December 31, 2008, the Company’s ChinaHR subsidiary entered into another unsecured uncommitted revolving credit facility guaranteed by the Company that provides maximum borrowings of $9,795, of which $2,193 has been utilized.

11.	SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

	Years Ended December 31,
	2008	2007	2006

Interest paid	$3,249	$2,318	$2,318
Income taxes paid, net	$29,127	$69,599	$20,145

Non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2008	2007	2006

Fair value of assets acquired	$327,252	$3,767	$51,793
Less: Liabilities assumed	(26,343)	(323)	(1,783)
Liabilities created in connection with business combinations	(8,073)	(895)	(29,245)
Common stock issued in connection with business combinations	—	—	(1,164)

Payments for acquisitions and intangible assets, net of cash acquired	$292,836	$2,549	$19,601

The following are a component of accrued expenses and other current liabilities:

	December 31,
	2008	2007

Accrued salaries, benefits, commissions, bonuses and payroll taxes	$83,785	$96,088

12.	STOCKHOLDERS’ EQUITY

Common and Class B Common Stock

Common and Class B common stock have identical rights except that each share of Class B common stock is entitled to ten votes and is convertible, at any time, at the option of the stockholder into one share of common stock. As of December 31, 2007, all outstanding shares of Class B common stock were held by Andrew J. McKelvey, the Company’s former Chief Executive Officer (the “former CEO”). On November 6,

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the former CEO converted all of his shares of Class B common stock into an equal number of shares of common stock.

Share Repurchase Plan

In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. For the year ended December 31, 2008, the Company repurchased 5,454,316 shares of its common stock for an aggregate purchase price of $126,827. From inception through December 31, 2008, under the authorized repurchase plan, the Company repurchased 13,794,012 shares of its common stock for an aggregate purchase price of $423,577. As of December 31, 2008, the Company had authorization to purchase up to an additional $126,423 of shares of its common stock. All repurchase plan authorizations expired on January 30, 2009. The Company also withheld 59,212 shares valued at $1,338 during the year ended December 31, 2008 to satisfy withholding obligations upon the vesting of employee stock awards.

Equity Plans

In January 1996, the Company’s Board of Directors adopted the 1996 Employee Stock Option Plan and a stock option plan for non-employee directors (the “1996 Plans”). The employee stock option plan provided for the issuance of both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and nonqualified stock options. Options granted for non-employee directors did not qualify as incentive stock options within the meaning of Section 422 of the Code.

In June 1999, the Company’s stockholders approved the adoption of a long-term incentive plan (the “1999 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 1999 Plan, no options are available for future grants under the 1996 Plans. Stock options granted under the 1999 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code.

In June 2008, the Company’s stockholders approved the adoption of a long-term incentive plan (the “2008 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Following the adoption of the 2008 Plan, no options are available for future grants under the 1999 Plan. Stock options granted under the 2008 Plan may be incentive stock options and nonqualified stock options within the meaning of the Code.

The total number of shares of the Company’s common stock that may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2008, approximately 5,980,175 options were exercisable and 3,677,360 shares were available for future grants.

See Note 2 for activity related to the Company’s equity plans.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES

The components of income from continuing operations before income taxes and loss in equity interests are as follows:

	Years Ended December 31,
	2008	2007	2006

Domestic	$57,694	$159,019	$207,109
Foreign	129,544	85,835	38,342

Income from continuing operations before income taxes and loss in equity interests	$187,238	$244,854	$245,451

Income taxes relating to the Company’s continuing operations are as follows:

	Years Ended December 31,
	2008	2007	2006

Current income taxes:
U.S. federal	$31,066	$63,360	$57,775
State and local	4,614	12,334	11,756
Foreign	21,800	16,226	6,207

Total current income taxes	57,480	91,920	75,738

Deferred income taxes:
U.S. federal	4,025	(8,570)	9,041
State and local	1,215	(1,817)	1,723
Foreign	2,190	4,928	17

Total deferred income taxes	7,430	(5,459)	10,781

Income taxes	$64,910	$86,461	$86,519

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Allowance for doubtful accounts	$4,778	$3,174
Accrued expenses and other liabilities	24,319	17,667
Accrued business reorganization costs	3,692	6,224
Tax loss carry-forwards	41,408	50,410
Tax credits	5,397	4,781
Non-cash stock based compensation expense	14,586	14,669
Valuation allowance	(29,028)	(33,186)

Deferred tax assets	65,152	63,739

Deferred tax liabilities:
Property and equipment	(14,378)	(6,448)
Intangibles	(50,393)	(44,074)

Deferred tax liabilities	(64,771)	(50,522)

Net deferred tax assets	$381	$13,217

As of December 31, 2008 and 2007, net current deferred tax assets were $14,388 and $10,152 respectively, net non-current deferred tax assets were $10,651 and $17,943, respectively and net non-current deferred tax liabilities were $24,658 and $14,878, respectively.

At December 31, 2008, the Company has net operating loss carry-forwards for U.S. federal tax purposes of approximately $32,042 which expire in stages beginning in 2014. The losses are subject to annual limitations on utilization. The Company also has net operating loss carry-forwards in various countries around the world of approximately $238,948 of which approximately $131,388 have no expiration date and $107,560 expire in stages in years 2010 through 2024. In addition, the Company has foreign tax credit carry-forwards of $5,397 that expire in stages beginning in 2018.

Realization of the Company’s net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions. Accordingly, a valuation allowance has been established for these tax benefits. During the year ended December 31, 2008, a valuation allowance on a portion of these deferred tax assets was reversed due to taxable income generated in 2008, and reduced the income tax provision by $3,554.

The Company’s income taxes payable for federal and state income taxes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued upon the exercise and the option price, tax effected. The net tax benefits from employee stock option exercises for the years ended December 31, 2008, 2007 and 2006 were $1,007, $14,601 and $26,755, respectively.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes related to the Company’s income from continuing operations before loss in equity interests differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006

Income taxes at federal statutory rate	$65,533	$85,699	$85,908
State income taxes, net of federal income tax effect	3,869	7,911	8,270
Tax exempt interest income	(2,203)	(8,021)	(5,050)
Effect of foreign operations	(5,228)	(3,542)	2,492
Change in valuation allowance	(3,554)	(1,261)	(5,634)
Reversals of accrued income tax	(1,738)
Interest expense on tax liabilities	3,552	4,115	—
Other non-deductible expenses	4,679	1,560	533

Income taxes	$64,910	$86,461	$86,519

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company estimates that its undistributed foreign earnings are approximately $84,900.

On January 1, 2007, the Company adopted the provisions FIN 48, which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company’s opening accumulated deficit. The Company reclassified previously accrued income tax liabilities from current to non-current because payment of cash was not anticipated within one year of the balance sheet date.

As of December 31, 2008 and December 31, 2007 the Company has recorded a liability for $119,951 and $111,108, respectively, which includes unrecognized tax benefits of $94,715 and $91,982, respectively, and estimated accrued interest and penalties of $25,236 and $19,126, respectively. Additionally, at December 31, 2008 and December 31, 2007, the Company has reduced its recorded deferred tax assets by $35,169 and $21,176, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. If all unrecognized tax benefits were recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate would be $103,572 at December 31, 2008 and $96,973 as of December 31, 2007. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations. Total interest expense on unrecognized tax benefits included in 2008 and 2007 income tax provision in the statement of operations were $6,110 and $6,851, respectively.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: January 1, 2008	$113,158
Gross increases: tax positions taken in prior periods	11,588
Gross decreases: tax positions taken in prior periods	(5,411)
Gross increases: current period tax positions	12,287
Reductions due to lapse of statute of limitations	(1,738)

Unrecognized tax benefits: December 31, 2008	$129,884

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 28 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, India, South Korea, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2005. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by $10,000 to $20,000 in the next twelve months due to the expiration of statue of limitations.

During 2008 the Company completed a tax examination by the United States Internal Revenue Service for the years 2003 through 2005. The tax liability on the adjustments did not have a material impact on the financial statements.

14.	COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2008:

	Operating	Sublease
	Leases	Income

2009	$40,922	$12,330
2010	31,559	7,971
2011	24,686	5,365
2012	21,814	4,818
2013	19,866	4,846
Thereafter	70,155	25,628

Total	$209,002	$60,958

Total rent and related expenses under operating leases were $45,446, $34,166 and $25,960 for the years ended December 31, 2008, 2007 and 2006, respectively. Operating lease obligations after 2011 relate primarily to office facilities.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has a 401(k) profit-sharing plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of the Company’s common stock or cash. As a result, salaries and related expenses contain $4,686, $4,638 and $3,887 of employer matching contributions related to the Company’s continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $2,334, $1,626 and $1,443 for the years ended December 31, 2008, 2007 and 2006, respectively.

15.	RELATED PARTY TRANSACTIONS

The Company periodically paid for its use of an aircraft which through December 31, 2003 was owned by a holding company that was controlled by the Company’s former CEO. On December 31, 2003, the former CEO sold such holding company to General Yellow Pages Consultants, Inc. d/b/a The Marquette Group (“The Marquette Group”), however the former CEO continued to have obligations to a third party lender with respect to the aircraft. Commencing June 17, 2003, the Company had agreements with third-party chartering companies unaffiliated with the Company, the former CEO or The Marquette Group which have governed the Company’s use of the aircraft. During the year ended December 31, 2006 $1,561 was charged to office and general expense for use of the aircraft. The Company cancelled the charter agreement effective in November 2006.

The Company provided office space to an investment company that was 50% owned by the former CEO. Rental income received from the investment company was $27 for the year ended December 31, 2006. This arrangement was terminated on October 31, 2006.

Following the former CEO’s resignation and at the direction of management and the Board of Directors, the Company’s internal audit department and outside counsel examined certain transactions between the Company and the former CEO or entities or individuals affiliated with him. Management identified various related party transactions involving the former CEO over the period between 1996 and 2006, certain of which were not properly disclosed in the Company’s filings with the SEC. Mr. McKelvey owed outstanding amounts to the Company during each of the fiscal years ended 1996 through 2006. The indebtedness owed by the former CEO includes notes payable in favor of the Company, substantially offset by indebtedness owed by the Company to the former CEO. The Company provided healthcare benefits to nine relatives and nine personal employees of the former CEO at varying times since 1997. The Company processed the payroll for up to nine people personally employed by the former CEO at varying times since 1997. The former CEO generally reimbursed the Company for a vast majority of these salaries after the Company disbursed funds on behalf of Mr. McKelvey to his personal employees. The Company granted stock options to four of the former CEO’s personal employees at various dates from 1999 through 2002. Certain of the former CEO’s personal employees participated in the Company’s 401(k) plan at varying times during the period of 1997 through 2003.

During 2006, the former CEO reimbursed the Company approximately $533 for certain expenses paid by the Company during the periods 1996 through 2006.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides office space and administrative support to the Company’s Lead Independent Director. The value of such services was approximately $40, $40 and $36 in 2008, 2007 and 2006, respectively.

16.	SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.

The following tables present the Company’s operations by business segment and by geographic region:

	Year Ended December 31,
	2008	2007	2006

Revenue
Careers — North America	$638,118	$707,384	$658,051
Careers — International	575,182	488,038	306,280
Internet Advertising & Fees	130,327	128,382	115,856

Revenue	$1,343,627	$1,323,804	$1,080,187

Operating income
Careers — North America	$175,255	$224,862	$227,202
Careers — International	84,727	52,113	17,423
Internet Advertising & Fees	11,666	16,611	41,606

	271,648	293,586	286,231
Corporate expenses	(101,693)	(74,354)	(59,823)

Operating income	$169,955	$219,232	$226,408

Depreciation and amortization
Careers — North America	$24,541	$19,406	$17,432
Careers — International	26,551	18,170	14,566
Internet Advertising & Fees	6,299	5,421	3,273

	57,391	42,997	35,271
Corporate expenses	629	911	1,157

Depreciation and amortization	$58,020	$43,908	$36,428

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Restructuring and Other Special Charges
Careers — North America	$4,895	$6,665	$—
Careers — International	9,313	7,067	—
Internet Advertising & Fees	1,400	2,115	—
Corporate expenses	799	750	—

Restructuring and other special charges	$16,407	$16,597	$—

Revenue by geographic region(a)
United States	$740,934	$812,328	$756,409
Germany	136,491	112,284	69,216
Other international	466,202	399,192	254,562

Revenue	$1,343,627	$1,323,804	$1,080,187

	December 31,
	2008	2007	2006

Long-lived assets by geographic region(b)
United States	$700,915	$544,355	$536,450
International	407,248	229,727	189,197

Total long-lived assets	$1,108,163	$774,082	$725,647

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	2008	2007

Total assets by segment as of December 31,
Careers — North America	$657,730	$673,354
Careers — International	843,007	721,679
Internet Advertising & Fees	188,507	136,850
Corporate	83,217	424,057
Shared assets(c)	144,129	107,140
Discontinued operations	—	14,730

Total assets	$1,916,590	$2,077,810

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary location.

(b)	Total long-lived assets includes goodwill, property and equipment, net and intangibles, net, but does not include $14,730 and $17,491 of non-current assets of discontinued operations in 2007 and 2006, respectively.

(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	STOCK OPTION INVESTIGATIONS AND LITIGATION

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

Stock Option Investigations and Related Litigation

In connection with the investigations conducted by the USAO and the SEC, (a) the Company’s former General Counsel pleaded guilty to two felony counts and settled a civil action brought against him by the SEC(b) the Company’s former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO and settled an action brought against him by the SEC (he is since deceased), (c) a former senior executive of the Company and member of the Company’s Board of Directors was indicted for securities fraud and conspiracy for which he is expected to stand trial in the near future, and a civil action has been commenced against him by the SEC, and (d) a civil action has been commenced by the SEC against the Company’s former Controller.

The Company has settled both the shareholder class action and the derivative actions filed in connection with its historical stock option grant practices. In connection with the settlement of (a) the derivative action, (i) the Company received approximately $10,000 in cash from various individual defendants ($8,000 of which was received from the Company’s former Chairman and Chief Executive Officer) and (ii) the Company’s former Chairman and Chief Executive Officer converted 4,762,000 shares of Class B common stock owned by him into an equal number of shares of common stock, and (b) the shareholder class action, a payment of approximately $47,500 was made by the defendants in full settlement of the claims asserted therein (the Company’s cost was approximately $25,000, net of insurance and contribution from another defendant).

The Company is currently party to one civil action pending against it in connection with its historical stock option grant practices. That action, which also names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiff (joined by three new proposed class representatives) filed a second amended complaint (“SAC”) against the Company, three of the individuals who had been defendants in the amended complaint and three new defendants who are former employees of the Company. The SAC alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.

The Company may become subject to additional private or government actions relating to its historical stock option grant practices. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on the Company’s business and results of operations. The Company may also be obligated under the terms of its bylaws to advance litigation costs for directors and officers named in litigation relating to their roles at the Company.

Litigation Relating to the Company’s Discontinued Tickle Business

In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008.

In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit — entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203) — is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Court has not yet entered a schedule in the case. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2008	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$336,810	$320,953	$297,606	$257,931	$1,213,300
Internet Advertising & Fees	29,662	33,341	34,583	32,741	130,327

Total revenue	366,472	354,294	332,189	290,672	1,343,627

Salaries and related	140,448	135,879	136,506	130,435	543,268
Office and general	73,899	75,358	71,834	61,608	282,699
Marketing and promotion	111,854	68,976	57,684	52,684	291,198
Provision for legal settlements, net	—	40,100	—	—	40,100
Restructuring and other special charges	6,927	2,732	3,592	3,156	16,407

Total operating expenses	333,128	323,045	269,616	247,883	1,173,672

Operating income	33,344	31,249	62,573	42,789	169,955
Interest and other, net	7,383	3,057	5,283	1,560	17,283

Income from continuing operations before income taxes and loss in equity interests	40,727	34,306	67,856	44,349	187,238
Income taxes	15,143	12,153	22,734	14,880	64,910
Loss in equity interests, net	(1,822)	(3,592)	(2,086)	(339)	(7,839)

Income from continuing operations	23,762	18,561	43,036	29,130	114,489
Income (loss) from discontinued operations, net of tax	(1,171)	12,269	(258)	(536)	10,304

Net income	$22,591	$30,830	$42,778	$28,594	$124,793

Basic earnings (loss) per share:(a)
Income from continuing operations	$0.19	$0.15	$0.36	$0.25	$0.95
Income (loss) from discontinued operations, net of tax	(0.00)	0.10	(0.00)	(0.00)	0.09

Net income	$0.18	$0.26	$0.36	$0.24	$1.04

Diluted earnings (loss) per share:(a)
Income from continuing operations	$0.19	$0.15	$0.36	$0.24	$0.94
Income (loss) from discontinued operations, net of tax	(0.00)	0.10	(0.00)	(0.00)	0.09

Net income	$0.18	$0.25	$0.35	$0.24	$1.03

Weighted average shares outstanding:
Basic	122,711	120,885	120,057	118,601	120,557
Diluted	123,332	121,541	120,722	119,380	121,167
Market price range common stock(b)
High	$32.66	$29.33	$20.95	$15.29
Low	$23.05	$19.98	$14.55	$8.91

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, restricted stock units and non-vested stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

(b)	The common stock of the Company is listed on the New York Stock Exchange under the symbol “MWW.” The Company transferred the listing of its common stock from the NASDAQ Global Select Market to the New York Stock Exchange on November 10, 2008. There were approximately 2,240 stockholders of record of the Company’s common stock on December 31, 2008. The stated prices are the high and low sales prices per share of the Company’s common stock for the indicated periods, as reported by the NASDAQ Global Select Market or by the New York Stock Exchange, as applicable.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2007	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$290,223	$291,326	$296,996	$316,877	$1,195,422
Internet Advertising & Fees	31,607	32,659	33,146	30,970	128,382

Total revenue	321,830	323,985	330,142	347,847	1,323,804

Salaries and related	121,364	144,955	126,940	131,393	524,652
Office and general	68,004	62,619	69,466	68,754	268,843
Marketing and promotion	72,509	73,568	71,584	76,819	294,480
Restructuring and other special charges	—	—	11,155	5,442	16,597

Total operating expenses	261,877	281,142	279,145	282,408	1,104,572

Operating income	59,953	42,843	50,997	65,439	219,232
Interest and other, net	5,413	6,903	6,507	6,799	25,622

Income from continuing operations before income taxes and loss in equity interests	65,366	49,746	57,504	72,238	244,854
Income taxes	23,090	17,587	20,474	25,310	86,461
Loss in equity interests, net	(1,420)	(2,966)	(3,074)	(838)	(8,298)

Income from continuing operations	40,856	29,193	33,956	46,090	150,095
Income (loss) from discontinued operations, net of tax	(1,374)	(577)	(655)	(1,090)	(3,696)

Net income	$39,482	$28,616	$33,301	$45,000	$146,399

Basic earnings (loss) per share:(a)
Income from continuing operations	$0.32	$0.22	$0.26	$0.37	$1.17
Income (loss) from discontinued operations, net of tax	(0.01)	(0.00)	(0.01)	(0.01)	(0.03)

Net income	$0.30	$0.22	$0.26	$0.36	$1.14

Diluted earnings (loss) per share:(a)
Income from continuing operations	$0.31	$0.22	$0.26	$0.36	$1.15
Income (loss) from discontinued operations, net of tax	(0.01)	(0.00)	(0.01)	(0.01)	(0.03)

Net income	$0.30	$0.21	$0.25	$0.36	$1.12

Weighted average shares outstanding:
Basic	129,653	130,542	129,499	125,504	128,785
Diluted	132,464	133,121	130,757	126,704	130,755
Market price range common stock(b)
High	$54.79	$50.28	$43.29	$40.92
Low	$45.77	$39.90	$32.37	$31.07

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, restricted stock units and non-vested stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

(b)	There were approximately 1,322 stockholders of record of the Company’s common stock on December 31, 2007. The stated prices are the high and low sales prices per share of the Company’s common stock for the indicated periods, as reported by the NASDAQ Global Select Market.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f)). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The Company has excluded ChinaHR from its Report on Internal Control over Financial Reporting for fiscal 2008 due to the timing of the closing date of the acquisition on October 8, 2008 and the expectation that internal control over financial reporting related to ChinaHR will be changed to conform with our internal control over financial reporting in 2009. Activity related to ChinaHR will be included in management’s fiscal 2009 internal control assessment. ChinaHR constituted approximately 2% of consolidated assets as of December 31, 2008, and 1% and 4% of consolidated revenue and income from continuing operations before income taxes and loss in equity interests, respectively, for the year then ended.

There have been no significant changes in the Company’s internal controls or in other factors which could materially affect internal controls subsequent to the date the Company’s management carried out its evaluation.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Monster Worldwide, Inc.
New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of China HR.com Holdings Ltd. (“ChinaHR”), which was acquired on October 8, 2008, and which is included in the consolidated balance sheets of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. ChinaHR constituted approximately 2% of consolidated assets as of December 31, 2008, and 1% and 4% of consolidated revenue and income from continuing operations before income taxes and loss in equity interests, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of ChinaHR because of the timing of the acquisition which was completed on October 8, 2008 and the expectation that the internal control over financial reporting related to ChinaHR will be changed to conform to the Company’s internal control over financial reporting in 2009. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of ChinaHR.

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

New York, New York
February 10, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2008 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Form 10-K is also incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company’s website under the “Corporate Governance” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company’s Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company’s website within four business days following the date of amendment or waiver. The Company’s website address is www.monsterworldwide.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2008 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2008 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2008 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2008 pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	DOCUMENT LIST

1. Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

None.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

(a) The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.16 are management contracts or compensatory plans or arrangements.

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Form of Common Stock Certificate.(1)
10.1	Form of Indemnification Agreement.(3)
10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)
10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan.(5)
10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)
10.5	Form of Monster Worldwide, Inc. Restricted Stock Agreement.(7)
10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement.(7)
10.7	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)
10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)
10.9	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(8)
10.10	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(9)
10.11	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(7)
10.12	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(7)
10.13	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(10)
10.14	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(11)
10.15	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(12)
10.16	Letter Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and William Pastore.(10)
10.17	Memorandum of Understanding dated January 22, 2008, among Monster Worldwide Inc., the Special Litigation Committee of the Board of Directors of Monster Worldwide, Inc. and Andrew J. McKelvey.(13)
10.18	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(14)

Exhibit
Number	Description

10.19	Credit Agreement, dated as of December 21, 2007, among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, the lenders identified therein, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer, and Citibank, N.A. as syndication agent.(15)
10.20	Subsidiary Guaranty Agreement, dated as of December 21, 2007, by FastWeb, LLC, KJB Holding Corp., Military Advantage, Inc., Monster, Inc., Monster (California), Inc., Monster Emerging Markets, LLC, Monster Government Solutions, LLC, Monster International Holding Corp., Monster Labs, LLC, MonsterTrak Corporation, Monster Worldwide Technologies, LLC, PWP, LLC, OCC.com Inc., Tickle Inc., and TMAT, Inc. in favor of Bank of America, N.A. (in its capacity as the Administrative Agent) for the Lenders party to the Credit Agreement from time to time.(15)
10.21	Ordinary Shares Purchase Agreement, dated January 30, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited (now known as Monster Worldwide Limited) and the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto.(16)
10.22	Shareholders Agreement, dated February 1, 2005, by and among China HR.com Holdings Ltd., TMP Worldwide Limited (now known as Monster Worldwide Limited), the shareholders of China HR.com Holdings Ltd. listed on Schedule A thereto and the Company solely with respect to Sections 5.13, 12 and 13.(17)
10.23	Share Purchase Agreement, dated as of October 8, 2008, among China HR.com Holdings Ltd., Monster Worldwide, Inc., Monster Worldwide Netherlands B.V., Monster Worldwide Limited, the shareholders of China HR.com Holdings Ltd. named therein, and the other individuals named therein.(18)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 13, 2007.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 10-Q filed May 8, 2008.

(5)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 333-151430) filed June 5, 2008.

(6)	Incorporated by reference to Exhibits to the Company’s Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed June 9, 2008.

(8)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed March 31, 2006.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed December 30, 2004.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed April 16, 2007.

(11)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed June 11, 2007.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.

(13)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed January 23, 2008.

(14)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed December 27, 2007.

(16)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed February 2, 2005.

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K/A filed July 21, 2005. A request for confidential treatment was granted with respect to certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(18)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed October 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC.
(Registrant)

By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman of the Board, President and Chief
Executive Officer

Dated: February 12, 2009

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Salvatore Iannuzzi Salvatore Iannuzzi	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 12, 2009

/s/ Timothy T. Yates Timothy T. Yates	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	February 12, 2009

/s/ James M. Langrock James M. Langrock	Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)	February 12, 2009

/s/ Robert J. Chrenc Robert J. Chrenc	Director	February 12, 2009

/s/ John Gaulding John Gaulding	Director	February 12, 2009

/s/ Edmund P. Giambastiani, Jr. Edmund P. Giambastiani, Jr.	Director	February 12, 2009

/s/ Ronald J. Kramer Ronald J. Kramer	Director	February 12, 2009

/s/ David A. Stein David A. Stein	Director	February 12, 2009

/s/ Roberto Tunioli Roberto Tunioli	Director	February 12, 2009