Form 10-Q
period 2009-03-31
MONSTER WORLDWIDE INC
filed 2009-05-06
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	April 30, 2009
Common Stock	126,047,291

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(All other items on this report are inapplicable)

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$254,403	$366,472

Salaries and related	122,385	140,448
Office and general	62,113	73,899
Marketing and promotion	73,691	111,854
Restructuring and other special charges	11,008	6,927

Total operating expenses	269,197	333,128

Operating (loss) income	(14,794)	33,344
Interest and other, net	1,203	7,383

(Loss) income from continuing operations before income taxes and loss in equity interests	(13,591)	40,727
(Benefit from) provision for income taxes	(4,489)	15,143
Loss in equity interests, net	(1,239)	(1,822)

(Loss) income from continuing operations	(10,341)	23,762
Loss from discontinued operations, net of tax	—	(1,171)

Net (loss) income	$(10,341)	$22,591

Basic earnings per share:
(Loss) income from continuing operations	$(0.09)	$0.19
Loss from discontinued operations, net of tax	—	(0.01)

Basic (loss) earnings per share	$(0.09)	$0.18

Diluted earnings per share:
(Loss) income from continuing operations	$(0.09)	$0.19
Loss from discontinued operations, net of tax	—	(0.01)

Diluted (loss) earnings per share	$(0.09)	$0.18

Weighted average shares outstanding:
Basic	118,855	122,711
Diluted	118,855	123,332
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$411,056	$222,260
Marketable securities	992	1,425
Accounts receivable, net of allowance for doubtful accounts of $15,186 and $14,064	294,449	376,720
Prepaid and other	82,710	82,416

Total current assets	789,207	682,821

Marketable securities, non-current	89,196	90,347
Goodwill	886,970	894,546
Property and equipment, net	154,559	161,282
Intangibles, net	49,533	52,335
Other assets	34,629	35,259

Total assets	$2,004,094	$1,916,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,132	$41,524
Accrued expenses and other current liabilities	178,048	205,005
Deferred revenue	344,905	414,312
Borrowings under credit facilities	254,174	54,971
Income taxes payable	10,477	7,896

Total current liabilities	824,736	723,708

Long-term income taxes payable	123,385	119,951
Deferred income taxes	26,895	24,658
Other long-term liabilities	2,943	1,000

Total liabilities	977,959	869,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 133,953 and 133,335 shares, respectively; outstanding: 119,232 and 118,614 shares, respectively	134	133
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,374,049	1,367,373
Accumulated deficit	(356,375)	(346,034)
Accumulated other comprehensive income	8,327	25,801

Total stockholders’ equity	1,026,135	1,047,273

Total liabilities and stockholders’ equity	$2,004,094	$1,916,590

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net (loss) income	$(10,341)	$22,591

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	1,171
Depreciation and amortization	16,320	12,189
Provision for doubtful accounts	4,072	3,564
Non-cash compensation	10,348	6,495
Deferred income taxes	(2,488)	(7,319)
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	3,690	1,649
Loss in equity interests	1,239	1,822
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	72,347	37,848
Prepaid and other	3,246	1,025
Deferred revenue	(63,383)	(2,458)
Accounts payable, accrued liabilities and other	(21,237)	(289)
Net cash used for operating activities of discontinued operations	(77)	(560)

Total adjustments	24,077	55,137

Net cash provided by operating activities	13,736	77,728

Cash flows (used for) provided by investing activities:
Capital expenditures	(14,922)	(20,559)
Cash funded to equity investees	(1,428)	(5,000)
Purchase of marketable securities	(992)	(149,249)
Sales and maturities of marketable securities	1,425	414,453
Payments for acquisitions and intangible assets, net of cash acquired	—	(61,567)

Net cash (used for) provided by investing activities	(15,917)	178,078

Cash flows provided by (used for) financing activities:
Proceeds from borrowings on credit facilities short-term	199,203	—
Repurchase of common stock	(1,907)	(79,469)
Payments on debt obligations	(5)	(80)
Proceeds from exercise of employee stock options	9	418
Excess tax benefits from stock-based compensation	4	61

Net cash provided by (used for) financing activities	197,304	(79,070)

Effects of exchange rates on cash	(6,327)	10,256
Net increase in cash and cash equivalents	188,796	186,992
Cash and cash equivalents, beginning of period	222,260	129,744

Cash and cash equivalents, end of period	$411,056	$316,736

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,795	$15,563
Cash paid for interest	$825	$369
Non-cash financing and investing activities:
Settlement of executive bonuses with common stock	$2,275
Liabilities created in connection with business combinations	$—	$449
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Certain reclassifications of prior year amounts have been made for consistent presentation.
Recently Issued Accounting Pronouncements
Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of FSP EITF 03-6-1 did not have a material effect on previously issued or current earnings per share.
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of SFAS 141R did not have a material effect on the Company’s consolidated financial statements.
The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008 for all financial instruments valued on a recurring basis, at least annually. Effective January 1, 2009, the Company, in accordance with FASB FSP No 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Effective January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, SFAS 160 has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated results of operations, financial condition or cash flows. See Note 9 for the Company’s disclosures about its derivative instruments and hedging activities.
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company will make the required disclosures effective with our quarterly report on Form 10-Q for the quarter ended June 30, 2009.
In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with the adoption of FSP 115-2 and 124-2 to have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with the adoption of FSP 157-4 to have a material effect on the determination or reporting of our financial results.

2. EARNINGS PER SHARE
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares and participating securities. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and shares of non-vested stock are excluded from the computation of earnings per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
(thousands of shares)	2009	2008
Basic weighted average shares outstanding	118,855	122,711
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	—	621

Diluted weighted average shares outstanding (1)	118,855	123,332

Weighted average anti-dilutive common stock equivalents (1)	11,347	3,588

(1)	For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended March 31, 2009, those potential shares totaled 1,222.
3. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair-value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures. The Company presents excess tax benefits from the exercise of stock options as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options.
The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”), market-based RSA and RSU, stock options and performance-based RSA and RSU. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approves all stock-based compensation awards. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair-value for non-vested stock awards, uses a Monte Carlo simulation model to determine the fair-value of market-based awards and uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The awards are amortized over the requisite service period on a straight-line basis, net of estimated forfeitures.
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended March 31,
	2009	2008
Non-vested stock, included in salaries and related	$10,149	$5,206
Non-vested stock, included in restructuring and other special charges	—	1,162
Stock options, included in salaries and related	199	127

Total	$10,348	$6,495

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.
During the first quarter of 2009, the Company granted RSA of 2,815,000 shares and RSU of 967,000 shares to approximately 2,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through March 25, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.

The Company’s non-vested stock activity for the three months ended March 31, 2009 is as follows:

		Weighted Average Fair
(thousands of shares)	Shares	Value at Grant Date
Non-vested at January 1, 2009	5,612	$24.57
Granted	3,782	6.76
Forfeited	(182)	28.32
Vested	(568)	29.53

Non-vested at March 31, 2009	8,644	$16.54

As of March 31, 2009, the unrecognized compensation expense related to non-vested stock was approximately $121,185 and is expected to be recognized over a period of 3.9 years. These awards are being amortized over the requisite service periods on a straight-line basis.
The Company’s stock option activity for the three months ended March 31, 2009 is as follows:

		Weighted	Weighted Average
		Average Exercise	Contractual Term	Aggregate
(thousands of shares)	Shares	Price	(in years)	Intrinsic Value
Outstanding at January 1, 2009	6,290	$30.58
Exercised	(1)	8.68
Forfeited/expired/cancelled	(719)	25.21

Outstanding at March 31, 2009	5,570	$31.29	2.6	$11

Options exercisable at March 31, 2009	5,353	$31.29	2.4	$11

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of March 31, 2009 and the exercise price of the underlying options. During the three months ended March 31, 2009 and 2008, the aggregate intrinsic value of options exercised was $2 and $233, respectively. As of March 31, 2009, the unrecognized compensation expense for stock options was $1,602 and is expected to be recognized over a period of 2.9 years. No additional stock options were granted in the first quarter of 2009.
4. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2008 through March 31, 2009. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

Acquired Business	Acquisition Date	Business Segment
China HR.com Holdings Ltd. (“ChinaHR”)	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by the Company. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. The Company recorded $236,483 of goodwill (on a preliminary basis), $16,456 of intangible assets, $4,568 of property and equipment, $4,192 of receivables, $1,074 of other assets, $1,055 of deferred tax assets, net, $8,281 of deferred revenue, $21,171 for transactional and acquired liabilities and $893 of short-term credit facility debt. The Company also consolidated its ChinaHR related assets of $41,588 in investment in unconsolidated affiliates and $25,254 in notes and interest receivable (recorded in Other Assets prior to consolidation of ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.
On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $56,725 of goodwill, $2,659 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners, which is being amortized as compensation expense over the service period.

On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $58,822 of goodwill, $1,251 of receivables, $2,000 of intangible assets, $500 of purchased technology, $183 of property and equipment, $22 of other assets and $1,211 of liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.
5. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair-value as described in SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets (not liabilities) that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities and the UBS put option. The following table summarizes those assets measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$132,996	$—	$—	$132,996
Bank time deposits	—	23,344	—	23,344
Commercial paper	—	148,612	—	148,612
Government bonds U.S.	—	61,696	—	61,696
Government bonds foreign	—	8,131	—	8,131
Tax exempt auction rate bonds (Note 6)	—	—	89,196	89,196
UBS put option (Note 6)	—	—	179	179

Total	$132,996	$241,783	$89,375	$464,154

The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Unrealized loss included in other comprehensive income	853
Unrealized loss included in interest and other, net	298

Balance, March 31, 2009	$89,196

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain (loss) included in interest and other, net	179

Balance, March 31, 2009	$179

The carrying value for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under credit facilities, which approximates fair value due to market interest rates.

6. INVESTMENTS
Marketable Securities
As of March 31, 2009, the Company held $91,950 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing substantially all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the issuers redeem their bonds. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities in the consolidated balance sheets as of December 31, 2008 and March 31, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 2.14% at March 31, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.
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
Based on these valuations, the auction rate securities with an original par value and cost of $91,950 were written down to an estimated fair value of $89,196, resulting in an unrealized loss of $298, reported in interest and other, net in the first quarter of 2009, and unrealized losses of $853 and $1,603 for the quarter ended March 31, 2009 and year ended December 31, 2008, respectively, that have been reflected in accumulated other comprehensive income, a component of stockholders’ equity. The losses in accumulated other comprehensive income are deemed to be a temporary impairment.
The instability in the credit markets may affect the Company’s ability to liquidate these auction rate bonds in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company believes that it will ultimately recover all amounts invested in these securities, with the exception of the UBS-brokered auction rate securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
Of the Company’s auction rate securities portfolio, approximately $8,300 was marketed and sold by UBS AG and its affiliates (collectively, “UBS”). On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 100% of the par value of the UBS-brokered auction rate securities that we will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $298 as a charge to interest and other in the consolidated statement of operations for the three months ended March 31, 2009 due to the impairment being other-than-temporary.

The ARS Rights represent a firm agreement in accordance with SFAS 133, Accounting for Derivative and Hedging Activities. The enforceability of the ARS Rights results in the creation of an asset akin to a put option, which is a free standing asset separate from the UBS-brokered auction rate securities. We valued the put option using a discounted cash flow model with the following key assumptions: (a) contractual interest on the underlying UBS-brokered auction rate securities continues to be received, (b) discount rates ranging from 3.22% to 3.53%, which incorporates a spread for credit, liquidity, downgrade and default risks and (c) the Company selects the optimal exercise between June 30, 2010 and July 2, 2012. This discounted cash flow model valued the put option as of March 31, 2009 at $179, which was recorded as a non-current asset in the consolidated balance sheet as of March 31, 2009 with the corresponding credit to interest and other in the consolidated statement of operations for the three months ended March 31, 2009. The put option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the put option do not provide for net settlement, as the Company must tender the auction rate securities to receive the settlement and the auction rate securities are not readily convertible to cash. Therefore, the Company has elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, unrealized gains and losses from changes in fair value will be included in earnings in future periods.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of March 31, 2009 are as follows:

		Gross unrealized	Gross unrealized	Estimated fair
	Cost	losses	gains	value
Current
Bank time deposits	$992	$—	$—	$992

Total	$992	$—	$—	$992

Non-current
Tax-exempt auction rate bonds	$91,950	$2,754	$—	$89,196

Total	$91,950	$2,754	$—	$89,196

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of March 31, 2009, the Company believes that all of the impairment of its auction rate securities investments, with the exception of the UBS-brokered auction rate securities, is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.
Equity Investments
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The carrying value of the investment was $960 as of March 31, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. During the first quarter of 2009, the Company funded additional working capital requirements and incurred additional transaction costs of $1,428. The carrying value of the investment was $355 as of March 31, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned. See Note 4 for additional details on the ChinaHR business combination. Accordingly, prior to October 8, 2008, the Company included its percentage of the results of ChinaHR in income and loss in equity interests, net.
Income and loss in equity interests, net are based upon unaudited financial information and are as follows by equity investment:

	Three Months Ended March 31,
	2009	2008
Finland	$101	$335
Australia	(1,340)	—
ChinaHR	—	(2,157)

Total	$(1,239)	$(1,822)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to announcement of this plan, the Company identified approximately 100 associates in the customer service function who will now be staying with the Company. Through March 31, 2009, the Company has notified or terminated approximately 610 associates and approximately 140 associates have voluntarily left the Company. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. The majority of the initiatives of the restructuring plan have been completed as of March 31, 2009, however, the Company will continue to incur charges through the second quarter of 2009 to complete the plan. Since the inception of the 2007 restructuring program through March 31, 2009, we have incurred $44,012 of restructuring expenses.
Restructuring and other special charges and related liability balances are as follows:

		Fixed Asset
		Write-offs and
	Workforce	Accelerated	Consolidation of	Other Costs and
	Reduction	Amortization	Office Facilities	Professional Fees	Total
Accrued restructuring, January 1, 2009	$2,749	$—	$869	$101	$3,719
2009 expense	4,623	3,668	2,006	711	11,008
Cash payments	(2,336)	—	(300)	(105)	(2,741)
Non-cash transactions	—	(3,668)	—	—	(3,668)

Accrued restructuring, March 31, 2009	$5,036	$—	$2,575	$707	$8,318

8. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31,	December 31,
	2009	2008
Capitalized software costs	$172,311	$169,497
Furniture and equipment	30,213	30,500
Leasehold improvements	30,610	30,265
Computer and communications equipment	168,688	165,198

	401,822	395,460
Less: accumulated depreciation	247,263	234,178

Property and equipment, net	$154,559	$161,282

Depreciation expense was $13,769 and $10,803 for the three months ended March 31, 2009 and 2008, respectively.
Additionally, in the first quarter of 2009, the Company recorded $2,850 of restructuring charges relating to accelerated amortization associated with certain capitalized software costs which will be abandoned in the second quarter of 2009 as well as $818 of asset impairment write-offs associated with the consolidation of office facilities.

9. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness.
The fair value gain (loss) position (recorded in interest and other in the consolidated statements of operations) of our derivatives at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Notional Balance	Maturity Date	Accrued Expenses
Designated under SFAS 133
None	—	—	—
Not Designated under SFAS 133
Foreign currency exchange forwards	$18,026 consisting of 6 different currency pairs	April 2009	$(119)

Total Derivative Instruments			$(119)

	December 31, 2008
	Notional Balance	Maturity Date	Accrued Expenses
Designated under SFAS 133
None	—	—	—
Not Designated under SFAS 133
Foreign currency exchange forwards	$33,080 consisting of 3 different currency pairs	January 2009	$(126)

Total Derivative Instruments			$(126)

10. DISCONTINUED OPERATIONS
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s product offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s results for the three months ended March 31, 2008 have been segregated from continuing operations and are reflected as discontinued operations in the consolidated statement of operations as follows:

Three Months Ended
March 31, 2008
Revenue	$3,894
Loss before income taxes	(1,934)
Income tax benefit	(763)

Loss from discontinued operations, net of tax	$(1,171)

11. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250,000. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, entering into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of March 31, 2009, the Company was in full compliance with its covenants.

At March 31, 2009, the utilized portion of this credit facility was $247,000 in borrowings and $1,600 for standby letters of credit and $1,400 was unused. At March 31, 2009, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.41%, 0.16% and 3.25%, respectively. As of March 31, 2009, the Company used the one month and two week US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.84%.
The Company’s ChinaHR subsidiary has entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provide for maximum borrowings of $14,809. The ChinaHR credit facilities have a maximum tenure of one year and the lenders can terminate the facilities at any time and demand immediate payment. ChinaHR may prepay these loans and accrued interest with the consent of the lenders. ChinaHR is obligated to indemnify the lenders for any costs and losses incurred by the lenders or pay the lenders such other charges that result from such prepayment. The credit agreements contain covenants which include providing audited annual financial statements, obtaining, complying with and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lenders under the loan agreements, notifying the lenders forthwith of the occurrence of any significant changes in ChinaHR’s financial condition or other event that may affect the Company’s ability to perform any of its obligations under the loan agreements and using the credit facilities for financing its working capital requirements. As of March 31, 2009, the Company was in full compliance with its covenants. As of March 31, 2009, the interest rate on these borrowings was 5.25%, the utilized portion of these credit facilities was $7,174 and $7,635 was unused.
12. COMPREHENSIVE (LOSS) INCOME
The Company’s comprehensive (loss) income is as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(10,341)	$22,591
Foreign currency translation adjustment	(16,621)	38,991
Net unrealized losses on available-for-sale securities	(853)	(1,548)

Comprehensive (loss) income	$(27,815)	$60,034

13. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The gross liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, (inclusive of estimated interest and penalties thereon) at March 31, 2009 and December 31, 2008 is recorded as long-term taxes payable of $123,385 and $119,951, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by $10,000 to $20,000 in the next twelve months due to the expiration of statute of limitations, which would reduce the effective tax rate in the period recorded.

14. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.
The Company’s operations by business segment and by geographic region are as follows:

	Three Months Ended March 31,
	2009	2008
Revenue
Careers — North America	$119,184	$183,538
Careers — International	103,665	153,272
Internet Advertising & Fees	31,554	29,662

Revenue	$254,403	$366,472

Operating (Loss) Income
Careers — North America	$828	$39,701
Careers — International	(671)	9,643
Internet Advertising & Fees	3,557	(1,431)
Corporate expenses	(18,508)	(14,569)

Operating (loss) income	$(14,794)	$33,344

Depreciation and Amortization
Careers — North America	$7,299	$5,144
Careers — International	7,262	5,563
Internet Advertising & Fees	1,658	1,363
Corporate expenses	101	119

Depreciation and amortization	$16,320	$12,189

Restructuring and Other Special Charges
Careers — North America	$2,269	$3,030
Careers — International	7,091	3,116
Internet Advertising & Fees	445	781
Corporate expenses	1,203	—

Restructuring and other special charges	$11,008	$6,927

Revenue by Geographic Region
United States	$145,971	$206,145
Germany	22,202	37,503
Other foreign	86,230	122,824

Revenue	$254,403	$366,472

The Company’s total assets by business segment are as follows:

	March 31, 2009	December 31, 2008
Total assets by segment
Careers — North America	$605,498	$657,730
Careers — International	793,953	843,007
Internet Advertising & Fees	191,195	188,507
Corporate	269,250	83,217
Shared assets (a)	144,198	144,129

Total assets	$2,004,094	$1,916,590

(a)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.
The Company’s long-lived assets by geographic region are as follows:

	March 31, 2009	December 31, 2008
Long-lived assets by geographic region (a)
United States	$115,724	$117,739
International	38,835	43,543

Total long-lived assets	$154,559	$161,282

(a)	Long-lived assets are composed of only property and equipment, net.

15. STOCK OPTION INVESTIGATIONS AND LITIGATION
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
Stock Option Investigations and Related Litigation
In connection with the investigations conducted by the United States Attorney for the Southern District of New York (“USAO”) and the SEC, (a) the Company’s former General Counsel pleaded guilty to two felony counts and settled a civil action brought against him by the SEC, (b) the Company’s former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO and settled an action brought against him by the SEC (he is since deceased), (c) a former senior executive of the Company and member of the Company’s Board of Directors has been indicted for securities fraud and conspiracy and is currently standing trial, and a civil action has been commenced against him by the SEC, and (d) a civil action has been commenced by the SEC against the Company’s former Controller.
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
The Company is currently party to one civil action pending against it in connection with its historical stock option grant practices. That action, which also names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiffs filed a second amended complaint (“SAC”) alleging that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.
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
Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008. By Order dated February 27, 2009, the Court granted preliminary approval of the proposed settlement and set a hearing for final approval for June 3, 2009.
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
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with the accounting principles generally accepted in the United States.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, NY
May 5, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic crisis; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; volatility in our stock price; risks associated with government regulation; risks related to the investigations and the litigation associated with our historical stock option grant practices; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008.
Overview
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
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. Despite the weakening global economy, we believe the long term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. Our Careers — International segment accounted for 40.7% of our consolidated revenue for the three months ended March 31, 2009, a decrease of approximately 1.1% compared to the first quarter of 2008. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.
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
Restructuring Plan
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. The majority of the initiatives of the 2007 restructuring plan were completed as of March 31, 2009; however, we will continue to incur charges through the second quarter of 2009 to complete the plan. Since the inception of the 2007 restructuring program through March 31, 2009, we have incurred $44.0 million of restructuring expenses.

Business Combinations
For the period January 1, 2008 through March 31, 2009, we completed three business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment
China HR.com Holdings Ltd. (“ChinaHR”)	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Discontinued Operations
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. Our decision was based upon Tickle’s product offerings, which no longer fit our long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s results for the three months ended March 31, 2008 have been segregated from continuing operations and are reflected as discontinued operations in the consolidated statement of operations as follows:

Three Months Ended
(dollars in thousands)	March 31, 2008
Revenue	$3,894
Loss before income taxes	(1,934)
Income tax benefit	(763)

Loss from discontinued operations, net of tax	$(1,171)

Results of Operations
Consolidated operating results as a percentage of revenue for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%

Salaries and related	48.1%	38.3%
Office and general	24.4%	20.2%
Marketing and promotion	29.0%	30.5%
Restructuring and other special charges	4.3%	1.9%

Total operating expenses	105.8%	90.9%

Operating (loss) income	(5.8)%	9.1%
Interest and other, net	0.5%	2.0%

(Loss) income from continuing operations before income taxes and loss in equity interests	(5.3)%	11.1%
(Benefit from) provision for income taxes	(1.8)%	4.1%
Loss in equity interest, net	(0.5)%	(0.5)%

(Loss) income from continuing operations	(4.1)%	6.5%
Loss from discontinued operations, net of tax	(0.0)%	(0.3)%

Net (loss) income	(4.1)%	6.2%

The Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Consolidated Revenue, Operating Expenses and Operating (Loss) Income
Consolidated revenue, operating expenses and operating income for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$254,403	100.0%	$366,472	100.0%	$(112,069)	(30.6)%

Salaries and related	122,385	48.1%	140,448	38.3%	(18,063)	(12.9)%
Office and general	62,113	24.4%	73,899	20.2%	(11,786)	(15.9)%
Marketing and promotion	73,691	29.0%	111,854	30.5%	(38,163)	(34.1)%
Restructuring and other special charges	11,008	4.3%	6,927	1.9%	4,081	58.9%

Total operating expenses	269,197	105.8%	333,128	90.9%	(63,931)	(19.2)%

Operating (loss) income	$(14,794)	(5.8)%	$33,344	9.1%	$(48,138)	(144.4)%

Our consolidated revenue decreased 30.6% in the first three months of 2009 compared to the same period of 2008, which includes $26.9 million of negative impact relating to the effect of the strengthening U.S. dollar in 2009. Careers — International experienced a 32.4% decrease in revenue and Careers — North America experienced a 35.1% decrease in revenue with both segments negatively impacted by the deteriorating global economy which has reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Internet Advertising and Fees revenue increased 6.4% primarily from lead generation and display advertising.
Our consolidated operating expenses declined $63.9 million in the first quarter of 2009, as we implemented strict cost control measures to partially offset the effects of the lower revenue. The strengthening U.S. dollar favorably impacted our consolidated operating expenses by approximately $24.8 million in the first quarter of 2009 compared to the 2008 period.
Salary and related expenses decreased $18.1 million due to $10.4 million of decreased cost related to incentive compensation resulting from a modified incentive compensation program introduced in 2009, $9.5 million of reduced variable compensation resulting from declining sales and $2.6 million of decreased cost for temporary staff. These decreases were partially offset by an increase of $5.0 million for stock-based compensation resulting from our broader equity and incentive programs initiated in the first quarter of 2008.
Office and general expenses decreased $11.8 million due to reduced expenses of $8.6 million for travel and entertainment and $8.0 million for outside consultants, partially offset by increases of $3.0 million for depreciation, $1.2 million for amortization of intangibles related to the 2008 acquisitions and $1.8 million for occupancy costs. Included in office and general expenses in each of 2009 and 2008, respectively, are $3.0 million of professional fees and expenses related to the ongoing investigation of our historical stock option grant practices.
Marketing and promotion expenses decreased $38.2 million, or 34.1%, primarily resulting from a more focused online and offline media spending program in the first quarter of 2009. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges increased $4.1 million in the first quarter of 2009 compared to the first quarter of 2008, primarily resulting from increased costs of $2.7 million for asset write-offs and accelerated amortization and $1.7 million for facilities consolidations, partially offset by lower severance costs of $1.3 million. Overall headcount has reduced approximately 10% from the fourth quarter of 2008, primarily as a result of reductions in China, India and Europe and to a lesser extent North America. As a result of our restructuring and reinvestment programs, we believe we have made solid progress in improving our operating platform to facilitate future growth and we remain committed to further reinvesting in critical areas such as sales, product innovation, brand support and infrastructure.
Our consolidated operating loss was $14.8 million in the first three months of 2009, compared to operating income of $33.3 million in the first three months of 2008. The decrease of $48.1 million was primarily attributable to lower revenue of $112.1 million, partially offset by lower operating expenses of $63.9 million.

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
Careers — North America
The operating results of our Careers — North America segment for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$ (Decrease)	% (Decrease)
(dollars in thousands)	2009	Revenue	2008	Revenue	Increase	Increase
Revenue	$119,184	100.0%	$183,538	100.0%	$(64,354)	(35.1)%

Selling, general and administrative (a)	106,912	89.7%	135,936	74.1%	(29,024)	(21.4)%
Depreciation and amortization (b)	11,444	9.6%	7,901	4.3%	3,543	44.8%

Operating income	$828	0.7%	$39,701	21.6%	$(38,873)	(97.9)%

(a)	Includes restructuring and other special charges of $622 and $944 in 2009 and 2008, respectively and security breach remediation of $224 in 2008.

(b)	Includes $2,498 and $671 relating to the amortization of stock-based compensation in 2009 and 2008, respectively; non-cash write-offs of $1,647 and $924 in 2009 and 2008, respectively; and restructuring charges of $1,162 for non-cash stock compensation in 2008.
Revenue in our Careers — North America segment decreased 35.1% or $64.4 million in the first quarter of 2009, compared to 2008. The weaker U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage. The effect of the strengthening U.S. dollar contributed approximately $1.3 million to the decrease in reported revenue, or approximately 1% of the percentage decline.
Our Careers — North America segment generated an operating margin of 0.7% in the first quarter of 2009, compared to 21.6% reported in the comparable 2008 period. Salary and related expenses decreased by $3.4 million, or 6.4%, primarily the result of $6.9 million of decreased variable compensation expense due to declining sales, $5.6 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and decreased expenses related to temporary employees of $0.8 million. These reductions were partially offset by an increase in expense for regular salary and related benefits of $8.3 million, primarily from higher headcount associated with increased customer service and sales staffs, as well as $1.8 million of additional stock-based compensation. Office and general expenses decreased $5.9 million, or 20.2%, primarily due to $3.7 million in lower travel related expenses and $4.8 million in lower professional fee expense, partially offset by $1.1 million in increased bad debt expense and $1.7 million of additional depreciation expense primarily associated with capitalized costs related to our newly designed website. Marketing and promotion expenses decreased $14.9 million, or 26.2%, primarily resulting from a more focused online and offline media spending program in the first quarter of 2009. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Careers — International
The operating results of our Careers — International segment for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$	%
(dollars in thousands)	2009	Revenue	2008	Revenue	Increase	Increase
Revenue	$103,665	100.0%	$153,272	100.0%	$(49,607)	(32.4)%

Selling, general and administrative (a)	92,917	89.6%	136,610	89.1%	(43,693)	(32.0)%
Depreciation and amortization (b)	11,420	11.0%	7,019	4.6%	4,401	62.7%

Operating (loss) income	$(671)	(0.6)%	$9,643	6.3%	$(10,314)	(107.0)%

(a)	Includes costs for restructuring and other special charges of $5,897 and $3,116 in 2009 and 2008, respectively; and security breach remediation of $186 in 2008.

(b)	Includes $2,964 and $1,456 relating to the amortization of stock-based compensation in 2009 and 2008, respectively; and non-cash write-offs of $1,194 in 2009.
Our Careers — International segment revenue decreased 32.4% in the first quarter of 2009 compared to the first quarter of 2008. We experienced an accelerated slowdown across all countries and geographic markets in Europe and Asia. Our Careers International revenue accounted for 40.7% of consolidated revenue in 2009, compared to 41.8% in 2008. The effect of the strengthening U.S. dollar contributed approximately $25.6 million to the decrease in reported revenue, or approximately 17% of the percentage decline. The decrease in revenue was partially offset by revenue from ChinaHR, which was acquired in the fourth quarter of 2008.

Our Careers — International segment operating expenses decreased $39.3 million in the first quarter of 2009 compared to the first quarter of 2008. Salary and related expenses decreased $13.6 million, or 20.9%, primarily resulting from $4.5 million of lower incentive compensation, $2.4 million of lower variable compensation due to lower sales and decreased headcount, $4.2 million of decreased regular salary and benefit costs and decreased expenses related to temporary employees of $1.7 million. These reductions were partially offset by increased stock-based compensation of $1.5 million. Office and general expenses decreased $6.1 million, or 19.9%, primarily due to $4.1 million in lower travel related expenses and $2.8 million in lower professional fee expense, partially offset by $1.1 million of additional depreciation expense primarily associated with capitalized costs related to our newly designed website. Marketing and promotion expenses decreased $23.6 million, or 52.3%, primarily resulting from a more focused online and offline media spending program in the first quarter of 2009. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008. Restructuring expense increased $4.0 million in the first quarter of 2009 due to increases of $2.7 million in severance costs and $1.7 in office consolidation costs. The effects of the strengthening U.S. dollar favorably impacted our Careers — International segment operating expenses by approximately $20.9 million in the first quarter of 2009 compared to the 2008 period.
Our Careers — International segment generated an operating loss in the first quarter of 2009 of $0.7 million, compared to operating income of $9.6 million in the first quarter of 2008.
Internet Advertising & Fees
The operating results of our Internet Advertising and Fees segment for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$ (Decrease)	% (Decrease)
(dollars in thousands)	2009	Revenue	2008	Revenue	Increase	Increase
Revenue	$31,554	100.0%	$29,662	100.0%	$1,892	6.4%

Selling, general and administrative (a)	25,190	79.8%	28,870	97.3%	(3,680)	(12.7)%
Depreciation and amortization (b)	2,807	8.9%	2,223	7.5%	584	26.3%

Operating income	$3,557	11.3%	$(1,431)	(4.8)%	$4,988	348.6%

(a)	Includes costs for restructuring and other special charges of $445 and $781 in 2009 and 2008, respectively; and security breach remediation of $41 in 2008.

(b)	Includes $1,149 and $860 relating to the amortization of stock-based compensation in 2009 and 2008, respectively.
Revenue at our Internet Advertising & Fees segment increased 6.4% in the first quarter of 2009 compared to the first quarter of 2008. Revenue relating to lead generation from the education and military recruiting sales channels was a primary reason for the increase in Internet Advertising & Fees revenue. Operationally, we merged the lead generation operations into one team and instituted rigorous quality initiatives which resulted in a decrease in “unqualified” leads. Revenue from display advertising also grew in the first quarter of 2009 from increases in consumer and recruitment media. Advertising linked to Monster sites decreased in the first quarter of 2009 as a result of the site rebuild and more emphasis on career content and less on consumer advertising.
Our Internet Advertising & Fees segment posted operating income of $3.6 million in the first quarter of 2009, compared to an operating loss of $1.4 million in the first quarter of 2008. Salary and related expenses decreased $1.7 million, or 13.4%, primarily resulting from $2 million in lower incentive compensation in 2009. Office and general expenses decreased $0.9 million, or 13.1%, primarily due to reduced travel and related expenses of $0.5 million in 2009. Marketing costs were essentially flat in 2009 compared to 2008. Operating margin increased to 11.3% in 2009 compared to a negative operating margin of 4.8% in 2008.
Interest and Other, Net
Interest and other income, net decreased $6.2 million in the first quarter of 2009 compared to the first quarter of 2008, primarily from $5.3 million in decreased interest income as a result of lower interest rates and a smaller investment portfolio as well as higher interest expense of $0.5 million from the increased borrowings under our credit facilities.
Income Taxes
Income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	March 31,	March 31,	Change
(dollars in thousands)	2009	2008	$	%
(Loss) income from continuing operations before income taxes	$(13,591)	$40,727	$(54,318)	(133.4)%
(Benefit from) provision for income taxes	(4,489)	15,143	(19,632)	(129.6)%
Effective tax rate	33.0%	37.2%

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
Earnings Per Share
Diluted loss per share from continuing operations in the first quarter of 2009 was $0.09 compared to diluted earnings per share from continuing operations of $0.18 in the first quarter of 2008, primarily resulting from lower operating income from Careers — North America and International, resulting from lower revenue, partially offset by lower operating costs. Diluted weighted average shares outstanding decreased approximately 4.5 million shares, primarily as a result of the repurchase of 5.5 million shares of common stock since January 2008 and the exclusion of anti-dilutive shares of 1.2 million shares, partially offset by 0.6 million additional shares issued since January 2009.
Financial Condition
The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

	March 31,	December 31,	Change
(dollars in thousands)	2009	2008	$	%
Cash and cash equivalents	$411,056	$222,260	$188,796	84.9%
Marketable securities (current and non-current)	90,188	91,772	(1,584)	(1.7)%

Cash and cash equivalents and marketable securities	$501,244	$314,032	$187,212	59.6%

Percentage of total assets	25.0%	16.4%

Our credit facility borrowings increased in the three months ended March 31, 2009 to $254.2 million from $55.0 million as of December 31, 2008.
Consolidated cash flows for the three months ended March 31, 2009 and 2008 are as follows:

	March 31,	March 31,	Change
(dollars in thousands)	2009	2008	$	%
Cash provided by operating activities of continuing operations	$13,813	$78,288	$(64,475)	(82.4)%
Cash (used for) provided by investing activities of continuing operations	(15,917)	178,078	(193,995)	(108.9)%
Cash provided by (used for) financing activities of continuing operations	197,304	(79,070)	276,374	349.5%
Cash used in discontinued operations	(77)	(560)	483	86.3%
Effect of exchange rates on cash	(6,327)	10,256	(16,583)	(161.7)%
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions and (iv) capital expenditures.
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, money market funds and commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term investment purposes. Due to the current state of the financial markets, we have redeployed our excess cash during 2008 and 2009 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign debt obligations, bank deposits at prime money center banks and municipal bonds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have marketable securities primarily invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as a component of marketable securities, non-current.

As of March 31, 2009, we held $92.0 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 35 years. The majority of these securities have been issued by state related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. Substantially all of our auction rate securities are rated AAA, Aaa or AAA/Aaa. Based on these valuations, the auction rate securities with the original par value and cost of $92.0 million were written down to an estimated fair value of $89.2 million, resulting in an unrealized loss of $0.3 million reported in interest and other, net in the first quarter of 2009 and unrealized losses of $0.9 million and $1.6 million that have been reflected in accumulated other comprehensive income, a component of stockholders’ equity for the quarter ended March 31, 2009 and year ended December 31, 2008, respectively. The losses in accumulated other comprehensive income are deemed to be a temporary impairment.
Of the Company’s auction rate securities portfolio, approximately $8.3 million was marketed and sold by UBS AG and its affiliates (collectively, “UBS”). On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our UBS-brokered ARS plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered ARS at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 100% of the par value of the UBS-brokered ARS that we will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered ARS. Accordingly, the Company has recorded the unrealized losses of $0.3 million as a charge to interest and other in the consolidated statement of operations for the three months ended March 31, 2009 due to the impairment being other-than-temporary.
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
In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250 million. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others and lend funds to affiliated companies, entering into new lines of business and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. As of March 31, 2009, the Company was in full compliance with its covenants.
At March 31, 2009, the utilized portion of this credit facility was $247 million in borrowings and $1.6 million for standby letters of credit and $1.4 million was unused. At March 31, 2009, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.41%, 0.16% and 3.25%, respectively. As of March 31, 2009, the Company used the one month and two week US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.84%.
The Company’s ChinaHR subsidiary has entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provide for maximum borrowings of $14.8 million. The ChinaHR credit facilities have a maximum tenure of one year and the lenders can terminate the facilities at any time and demand immediate payment. ChinaHR may prepay these loans and accrued interest with the consent of the lenders. ChinaHR is obligated to indemnify the lenders for any costs and losses incurred by the lenders or pay the lenders such other charges that result from such prepayment. The credit agreements contain covenants which include providing audited annual financial statements, obtaining, complying with and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lenders under the loan agreements, notifying the lenders forthwith of the occurrence of any significant changes in ChinaHR’s financial condition or other event that may affect the Company’s ability to perform any of its obligations under the loan agreements and using the credit facilities for financing its working capital requirements. As of March 31, 2009, the Company was in full compliance with its covenants. As of March 31, 2009, the interest rate on these borrowings was 5.25%, the utilized portion of these credit facilities was $7.2 million and $7.6 million was unused.
During the first quarter of 2009, we recorded $3.0 million of professional fees as a direct result of the investigation into our historical stock option grant practices and related accounting. These costs were recorded as a component of office and general expenses and primarily relate to professional services for legal fees. We expect to continue to incur significant professional fees related to our historical stock option grant practices. While we cannot quantify or estimate the timing of these costs throughout 2009 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

We paid approximately $5.8 million for income taxes during the first quarter of 2009, primarily for our 2008 income tax liability. In 2009, we expect to pay U.S. domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have absorbed all of our U.S. federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization plans. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. The majority of the initiatives of the 2007 restructuring plan were completed as of March 31, 2009, however, we will continue to incur charges through the second quarter of 2009 to complete the plan.
Cash Flows
As of March 31, 2009, we had cash and cash equivalents and total marketable securities of $501.2 million, compared to $314.0 million as of December 31, 2008. Our increase in cash and total marketable securities of $187.2 million in the first quarter of 2009 primarily results from additional borrowings from our short-term credit facilities of $199.2 million and cash provided by operating activities of $13.7 million, partially offset by $14.9 million of capital expenditures and $6.3 million of unfavorable currency impact due to the strengthening of the U. S. dollar.
Cash provided by operating activities of continuing operations was $13.8 million for the three months ended March 31, 2009, lower by $64.5 million from $78.3 million in 2008, primarily from decreases in deferred revenue of $60.9 million, net income of $32.9 million and other liabilities of $20.9 million. These were partially offset by an increase from accounts receivable of $34.5 million.
We used $15.9 million of cash for investing activities for the three months ended March 31, 2009, primarily relating to capital expenditures of $14.9 million. The $15.9 million use of cash was lower by $194.0 million from the cash provided by investing activities in 2008 of $178.1 million, primarily as a result of decreased sales and maturities of marketable securities of $413.0 million, partially offset by $148.3 million of lower purchases of marketable securities as well as 2008 including $61.6 million in payments for acquisitions.
We provided cash from financing activities in the first quarter of 2009 of $197.3 million an increase of $276.4 million compared to a use of $79.1 million in the comparable 2008 period. The increase is cash provided is primarily due to the 2009 proceeds from borrowings on credit facilities short-term of $199.2 million and the decreased use of $77.6 million to repurchase common stock.
Share Repurchase Plan
As of March 31, 2009, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair value as described in SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets (not liabilities) that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities and the UBS put option. The following table summarizes those assets measured at fair value on a recurring basis as of March 31, 2009:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$132,996	$—	$—	$132,996
Bank time deposits	—	23,344	—	23,344
Commercial paper	—	148,612	—	148,612
Government bonds U.S.	—	61,696	—	61,696
Government bonds foreign	—	8,131	—	8,131
Tax exempt auction rate bonds	—	—	89,196	89,196
UBS put option	—	—	179	179

Total	$132,996	$241,783	$89,375	$464,154

The changes in the fair value of the Level 3 financial assets are as follows:

Tax Exempt
Auction Rate
(dollars in thousands)	Bonds
Balance, December 31, 2008	$90,347
Unrealized loss included in other comprehensive income	853
Unrealized loss included in interest and other, net	298

Balance, March 31, 2009	$89,196

(dollars in thousands)	UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain (loss) included in interest and other, net	179

Balance, March 31, 2009	$179

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
Revenue Recognition and Accounts Receivable
We recognize revenue on agreements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the FASB’s EITF issue No. 00-21, Revenue Arrangements with Multiple Deliveries.
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
Fair Value Measurements
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Our debt consists of borrowings under credit facilities, which approximates fair value due to market interest rates.
Asset Impairment
Business Combinations, Goodwill and Intangible Assets. We account for business combinations in accordance with SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.
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

Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.
Restructuring and Other Operating Lease Obligations
We recognize a liability for costs to terminate an operating lease obligation before the end of its term and we no longer derive economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.
Equity Investments
Gains and losses in equity interest for the three months ended March 31, 2009, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
Recently Issued Accounting Pronouncements
Effective January 1, 2009, the Company adopted FASB FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of FSP EITF 03-6-1 did not have a material effect on previously issued or current earnings per share.
Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of SFAS 141R did not have a material effect on the Company’s consolidated financial statements.
The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 for all financial instruments valued on a recurring basis, at least annually. Effective January 1, 2009, the Company, in accordance with FASB FSP No 157-2, Effective Date of FASB Statement No. 157"(“FSP 157-2”), adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
Effective January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, SFAS 160 has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated results of operations, financial condition or cash flows. See Note 9 for the Company’s disclosures about its derivative instruments and hedging activities.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company will make the required disclosures effective with our quarterly report on Form 10-Q for the quarter ended June 30, 2009.
In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with the adoption of FSP 115-2 and 124-2 to have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with the adoption of FSP 157-4 to have a material effect on the determination or reporting of our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Foreign Exchange Risk
During the three month period ended March 31, 2009, revenue from our international operations accounted for 40.7% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three month period ended March 31, 2009 contributed approximately $26.9 million to the decrease in reported revenue.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2009 of $212.1 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $10.6 million, $21.2 million and $42.4 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three month period ended March 31, 2009, our cumulative translation adjustment account decreased $16.6 million, primarily attributable to the strengthening of the U.S. dollar against the Euro and the Korean Won.
Interest Rate Risk
Credit Facilities
As of March 31, 2009, our short-term and long-term debt was comprised primarily of borrowings under our senior unsecured revolving credit facility and borrowings of our ChinaHR subsidiary under unsecured uncommitted revolving credit facilities that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the Bank of America prime rate or the People’s Bank of China benchmark loan rate. Assuming the amount of borrowings available under our credit facilities were fully drawn during the first quarter of 2009, we would have had $264.8 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $0.7 million for the three month period ended March 31, 2009. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on March 31, 2009, we would have had $255.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $0.6 million for the three month period ended March 31, 2009. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, sovereign commercial paper, U.S. Treasury Bills and bank time deposits that mature within three months of their origination date, and also auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates would have changed our annual pretax earnings by approximately $1.2 million for the three month period ended March 31, 2009.

Other Market Risks
Investments in Auction Rate Securities
As of March 31, 2009, the Company held $92.0 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 6, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate securities with the original par value and cost of $92.0 million were written down to an estimated fair value of $89.2 million, resulting in an unrealized loss of $0.3 million in the first quarter of 2009. This loss is deemed to be a temporary impairment and has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. We may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 100-basis-point loss from the par value of these investments would have resulted in a $0.9 million impairment as of March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Monster Worldwide’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide’s disclosure controls and procedures were effective in ensuring that material information relating to Monster Worldwide is made known to the Chief Executive Officer and Chief Financial Officer by others within Monster Worldwide as of the end of the period covered by this report.
There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Stock Option Investigations and Related Litigation
In connection with the investigations conducted by the United States Attorney for the Southern District of New York (“USAO”) and the SEC, (a) the Company’s former General Counsel pleaded guilty to two felony counts and settled a civil action brought against him by the SEC (b) the Company’s former Chairman and Chief Executive Officer entered into a deferred prosecution agreement with the USAO and settled an action brought against him by the SEC (he is since deceased), (c) a former senior executive of the Company and member of the Company’s Board of Directors has been indicted for securities fraud and conspiracy and is currently standing trial, and a civil action has been commenced against him by the SEC, and (d) a civil action has been commenced by the SEC against the Company’s former Controller.
The Company has settled both the shareholder class action and the derivative actions filed in connection with its historical stock option grant practices. In connection with the settlement of (a) the derivative action, (i) the Company received approximately $10 million in cash from various individual defendants ($8 million of which was received from the Company’s former Chairman and Chief Executive Officer) and (ii) the Company’s former Chairman and Chief Executive Officer converted 4,762,000 shares of Class B common stock owned by him into an equal number of shares of common stock, and (b) the shareholder class action, a payment of approximately $47.5 million was made by the defendants in full settlement of the claims asserted therein (the Company’s cost was approximately $25 million, net of insurance and contribution from another defendant).
The Company is currently party to one civil action pending against it in connection with its historical stock option grant practices. That action, which also names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiffs filed a second amended complaint (“SAC”) alleging that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.
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
Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008. By Order dated February 27, 2009, the Court granted preliminary approval of the proposed settlement and set a hearing for final approval for June 3, 2009.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A., Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Prior to January 31, 2009, the Company had a stock repurchase plan in place that allowed it to purchase shares of its Common Stock on the open market or otherwise from time to time as conditions warranted. The plan expired on January 30, 2009. A summary of the Company’s repurchase activity for the three months ended March 31, 2009 is as follows:

Maximum Dollar
			Total Number	Value of Shares
			of Shares	That
			Purchased as	May Yet Be
		Average	Part of Publicly	Purchased Under
	Total number	Price	Announced	the
	of shares	Paid Per	Plans or	Plans or
Period	repurchased	Share	Programs	Programs(a)
As of December 31, 2008				$126,422,704
January 1 – January 31	—	N/A	—	—
February 1 – February 28	—	N/A	—	—
March 1 – March 31	—	N/A	—	—

Total	—	N/A	—	$—

(a)	On November 10, 2005, the Board of Directors approved a share repurchase plan, authorizing the Company to purchase up to $100 million of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its common stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its common stock under the share repurchase plan. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its common stock under the share repurchase plan. All repurchase plan authorizations expired on January 30, 2009.
ITEM 6. EXHIBITS
The following exhibits are filed as a part of this report:

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: May 6, 2009	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: May 6, 2009	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: May 6, 2009	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.