Form 10-Q
period 2009-06-30
MONSTER WORLDWIDE INC
filed 2009-07-31
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	July 23, 2009
Common Stock	125,900,966

MONSTER WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated statements of operations	3

Consolidated balance sheets	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	41

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 6. Exhibits	42

Signatures	44

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$223,057	$354,294	$477,460	$720,766

Salaries and related	113,484	135,879	235,869	276,327
Office and general	59,862	75,358	121,975	149,257
Marketing and promotion	44,953	68,976	118,644	180,830
Provision for legal settlements, net	—	40,100	—	40,100
Restructuring and other special charges	5,097	2,732	16,105	9,659

Total operating expenses	223,396	323,045	492,593	656,173

Operating (loss) income	(339)	31,249	(15,133)	64,593
Interest and other, net	76	3,057	1,279	10,440

(Loss) income from continuing operations before income taxes and equity interests	(263)	34,306	(13,854)	75,033
(Benefit from) provision for income taxes	(83)	12,153	(4,572)	27,296
Loss in equity interests, net	(1,190)	(3,592)	(2,429)	(5,414)

(Loss) income from continuing operations	(1,370)	18,561	(11,711)	42,323
Income from discontinued operations, net of tax	—	12,269	—	11,098

Net (loss) income	$(1,370)	$30,830	$(11,711)	$53,421

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.01)	$0.15	$(0.10)	$0.35
Income from discontinued operations, net of tax	—	0.10	—	0.09

Basic (loss) earnings per share *	$(0.01)	$0.26	$(0.10)	$0.44

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.01)	$0.15	$(0.10)	$0.35
Income from discontinued operations, net of tax	—	0.10	—	0.09

Diluted (loss) earnings per share	$(0.01)	$0.25	$(0.10)	$0.44

Weighted average shares outstanding:
Basic	119,274	120,885	119,066	121,798
Diluted	119,274	121,541	119,066	122,552

*	- Earnings per share may not add in certain periods due to rounding.
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,252	$222,260
Marketable securities, current	14,533	1,425
Accounts receivable, net of allowance for doubtful accounts of $16,048 and $14,064	249,004	376,720
Prepaid and other	73,866	82,416

Total current assets	573,655	682,821

Marketable securities, non-current	81,272	90,347
Goodwill	897,561	894,546
Property and equipment, net	153,942	161,282
Intangibles, net	47,420	52,335
Other assets	35,617	35,259

Total assets	$1,789,467	$1,916,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,501	$41,524
Accrued expenses and other current liabilities	148,299	205,005
Deferred revenue	289,818	414,312
Borrowings under credit facilities	97,000	54,971
Income taxes payable	9,489	7,896

Total current liabilities	579,107	723,708

Long-term income taxes payable	125,991	119,951
Deferred income taxes	23,872	24,658
Other long-term liabilities	7,099	1,000

Total liabilities	736,069	869,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 134,038 and 133,335 shares, respectively; outstanding: 119,312 and 118,614 shares, respectively	134	133
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,382,649	1,367,373
Accumulated deficit	(357,745)	(346,034)
Accumulated other comprehensive income	28,360	25,801

Total stockholders’ equity	1,053,398	1,047,273

Total liabilities and stockholders’ equity	$1,789,467	$1,916,590

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net (loss) income	$(11,711)	$53,421

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(11,098)
Depreciation and amortization	33,265	25,793
Provision for legal settlements, net	—	40,100
Provision for doubtful accounts	6,884	6,771
Non-cash compensation	20,268	15,028
Deferred income taxes	(6,421)	(19,582)
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	4,741	2,085
Loss in equity interests	2,428	5,414
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	120,239	82,660
Prepaid and other	16,861	19,098
Deferred revenue	(124,536)	(53,923)
Accounts payable, accrued liabilities and other	(61,893)	(13,597)
Net cash used for operating activities of discontinued operations	—	(3,129)

Total adjustments	11,836	95,620

Net cash provided by operating activities	125	149,041

Cash flows (used for) provided by investing activities:
Capital expenditures	(26,379)	(50,213)
Cash funded to equity investee	(3,314)	(5,000)
Purchase of marketable securities	(7,476)	(156,882)
Sales and maturities of marketable securities	3,317	436,305
Payments for acquisitions and intangible assets, net of cash acquired	—	(61,567)
Dividends received from unconsolidated investee	763	1,011

Net cash (used for) provided by investing activities	(33,089)	163,654

Cash flows provided by (used for) by financing activities:
Proceeds from borrowings on credit facilities	199,203	—
Payments on borrowings on credit facilities	(157,173)	—
Payments on debt obligations	(6)	(147)
Excess tax benefits from equity compensation plans	4	120
Repurchase of common stock	(2,435)	(86,327)
Proceeds from exercise of employee stock options	9	1,046

Net cash provided by (used for) financing activities	39,602	(85,308)

Effects of exchange rates on cash	7,354	8,323
Net increase in cash and cash equivalents	13,992	235,710
Cash and cash equivalents, beginning of period	222,260	129,744

Cash and cash equivalents, end of period	$236,252	$365,454

Supplemental disclosures of cash flow information:
Cash (refunded) paid for income taxes	$(2,767)	$24,952
Cash paid for interest	$2,016	$730
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$—	$449
Settlement of executive bonuses with common stock	$2,275	$—
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster Worldwide”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.
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
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
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
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.
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
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 107-1 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 115-2 and 124-2 did not have a material effect on the determination or reporting of our financial results.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was July 31, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amending FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company will adopt SFAS 167 in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.
2. EARNINGS PER SHARE
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and shares of non-vested stock are excluded from the computation of earnings per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)	2009	2008	2009	2008
Basic weighted average shares outstanding	119,274	120,885	119,066	121,798
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	—	656	—	754

Diluted weighted average shares outstanding (1)	119,274	121,541	119,066	122,552

Weighted average anti-dilutive common stock equivalents (1)	11,250	8,358	11,216	6,264

(1)	For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2009, those potential shares totaled 2,535 and 1,838, respectively.

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
The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”), market-based RSA and RSU, stock options and performance-based RSA and RSU. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approves all stock-based compensation awards. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair-value for non-vested stock awards, a Monte Carlo simulation model to determine both the fair-value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The awards are amortized over the requisite service period on a straight-line basis, net of estimated forfeitures.
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Non-vested stock, included in salaries and related	$9,816	$8,351	$19,965	$13,557

Non-vested stock, included in restructuring and other special charges	—	—	—	1,162
Stock options, included in salaries and related	104	182	303	309

Total	$9,920	$8,533	$20,268	$15,028

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.
During the first six months of 2009, the Company granted RSA of 2,844,305 shares and RSU of 1,054,259 shares to approximately 3,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through March 25, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.
The Company’s non-vested stock activity for the six months ended June 30, 2009 is as follows:

		Weighted Average
		Fair Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2009	5,612	$24.57
Granted	3,899	6.73
Forfeited	(323)	21.11
Vested	(687)	31.01

Non-vested at June 30, 2009	8,501	$16.53

As of June 30, 2009, the unrecognized compensation expense related to non-vested stock was approximately $108,625 and is expected to be recognized over a period of 4 years. These awards are being amortized over the requisite service periods on a straight-line basis.
The Company’s stock option activity for the six months ended June 30, 2009 is as follows:

			Weighted Average
		Weighted Average	Contractual Term	Aggregate
(thousands of shares)	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2009	6,290	$30.58
Exercised	(1)	8.68
Forfeited/expired/cancelled	(918)	28.84
Outstanding at June 30, 2009	5,371	$31.32	2.36	$1,019

Options exercisable at June 30, 2009	5,184	$31.33	2.22	$1,019

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of June 30, 2009 and the exercise price of the underlying options. During six months ended June 30, 2009 and 2008, the aggregate intrinsic value of options exercised was $2 and $421, respectively. As of June 30, 2009, the unrecognized compensation expense for stock options was $1,296 and is expected to be recognized over a period of 2.6 years.
4. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2008 through June 30, 2009. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

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
5. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair-value as described in SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS put option (as discussed in Note 6) and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$46,570	$—	$—	$46,570
Bank time deposits	—	31,432	—	31,432
Commercial paper	—	122,274	—	122,274
Government bonds foreign	—	9,077	—	9,077
Tax exempt auction rate bonds (Note 6)	—	—	89,321	89,321
UBS put option (Note 6)	—	—	166	166

Total Assets	$46,570	$162,783	$89,487	$298,840

Liabilities:
Lease exit liability	—	—	24,263	24,263

Total Liabilities	$—	$—	$24,263	$24,263

The lease exit liabilities relate to abandoned facilities associated with previous discontinued operations and realignment activities of the Company. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions	(900)
Unrealized gain included in other comprehensive income	125
Unrealized loss included in interest and other, net	(251)

Balance, June 30, 2009	$89,321

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	166

Balance, June 30, 2009	$166

Lease Exit Liability
Balance, December 31, 2008	$—
Transfers into Level 3	24,263

Balance, June 30, 2009	$24,263

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under credit facilities, which approximates fair value due to market interest rates.
6. INVESTMENTS
Marketable Securities
As of June 30, 2009, the Company held $91,050 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 33 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of June 30, 2009, see below) in the consolidated balance sheets as of December 31, 2008 and June 30, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximate par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.78% at June 30, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.
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
Based on these valuations, the auction rate securities with an original par value and cost of $91,050 were written down to an estimated fair value of $89,321 as of June 30, 2009. The write-down of these securities resulted in an unrealized loss of $251, reported in interest and other, net in the consolidated statement of operations for the six months ended June 30, 2009 (relating to the auction rate securities marketed and sold by UBS, see below), and an unrealized gain of $125 for the six months ended June 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. For the year ended December 31, 2008, the Company recorded an unrealized loss of $1,603, which was reflected in accumulated other comprehensive income. The losses in accumulated other comprehensive income are deemed to be a temporary impairment because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. The instability in the credit markets may affect the Company’s ability to liquidate these auction rate bonds in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company believes that it will ultimately recover all amounts invested in these securities, with the exception of the auction rate securities marketed and sold by UBS, see below. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.

Included in the Company’s auction rate securities portfolio are approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 100% of the par value of the UBS-brokered auction rate securities that which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $251 as a charge to interest and other in the consolidated statement of operations for the six months ended June 30, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the condensed consolidated balance sheet as of June 30, 2009.
The ARS Rights represent a firm agreement in accordance with SFAS 133, Accounting for Derivative and Hedging Activities. The enforceability of the ARS Rights results in the creation of an asset akin to a put option, which is a free standing asset separate from the UBS-brokered auction rate securities. We valued the put option using a discounted cash flow model with the following key assumptions: (a) contractual interest on the underlying UBS-brokered auction rate securities continues to be received, (b) discount rates ranging from 2.60% to 2.85%, which incorporates a spread for credit, liquidity, downgrade and default risks and (c) the Company selects the optimal exercise between June 30, 2010 and July 2, 2012. This discounted cash flow model valued the put option as of June 30, 2009 at $166, which was recorded as a non-current asset in the consolidated balance sheet as of June 30, 2009 with the corresponding credit to interest and other in the consolidated statement of operations for the six months ended June 30, 2009. The put option does not meet the definition of a derivative instrument under SFAS 133 because the terms of the put option do not provide for net settlement, as the Company must tender the auction rate securities to receive the settlement and the auction rate securities are not readily convertible to cash. Therefore, the Company has elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, unrealized gains and losses from changes in fair value will be included in earnings in future periods.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of June 30, 2009 are as follows:

		Gross unrealized	Gross unrealized	Estimated fair
	Cost	losses	gains	value
Current
Government bonds foreign	$6,484	$—	$—	$6,484
Tax-exempt auction rate bonds (UBS-brokered)	8,300	251	$—	$8,049

Total	$14,784	$251	$—	$14,533

Non-current
Tax-exempt auction rate bonds	$82,750	$1,478	$—	$81,272

Total	$82,750	$1,478	$—	$81,272

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investment and FSP 115-1 and 124-2. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of June 30, 2009, the Company believes that all of the impairment of its auction rate securities investments, with the exception of the UBS-brokered auction rate securities, is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements. Investments with temporary impairments that have continuously been in a loss position for more than 12 months have an original par value and cost of $82,750 and gross unrealized losses of $1,478.

Equity Investments
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The carrying value of the investment was $130 as of June 30, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. During the six months ended June 30, 2009, the Company funded additional working capital requirements and incurred additional transaction costs of $3,314. The carrying value of the investment was $387 as of June 30, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not previously owned by the Company. See Note 4 for additional details on the ChinaHR business combination. Accordingly, prior to October 8, 2008, the Company included its percentage of the results of ChinaHR in income and loss in equity interests, net.
Income and loss in equity interests, net are based upon unaudited financial information and are as follows by equity investment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
ChinaHR	$—	$(3,843)	$—	$(6,000)
Finland	3	251	104	586
Australia	(1,193)	—	(2,533)	—

Loss in equity interests, net	$(1,190)	$(3,592)	$(2,429)	$(5,414)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to announcement of this plan, the Company identified approximately 100 associates in the customer service function who will now be staying with the Company. Through June 30, 2009, the Company has notified or terminated approximately 700 associates and approximately 140 associates have voluntarily left the Company. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. As of June 30, 2009, all of the initiatives relating to the 2007 restructuring program are complete and no new charges will be incurred in the future relating to this program. Since the inception of the 2007 restructuring program through June 30, 2009, we have incurred $49,109 of restructuring expenses.
Restructuring and other special charges and related liability balances are as follows:

				Non-Cash
	December 31, 2008	Expense	Cash Payments	Utilization	June 30, 2009
Workforce reduction	$2,749	$7,731	$(4,687)	$—	$5,793
Fixed asset write-offs and accelerated amortization	—	4,721	—	(4,721)	—

Consolidation of office facilities	869	2,876	(643)	—	3,102
Other costs and professional fees	101	777	(217)	—	661

Total	$3,719	$16,105	$(5,547)	$(4,721)	$9,556

8. PROPERTY AND EQUIPMENT, NET

	June 30, 2009	December 31, 2008
Capitalized software costs	$177,587	$169,497
Furniture and equipment	30,147	30,500
Leasehold improvements	31,375	30,265
Computer and communications equipment	175,180	165,198

	414,289	395,460
Less: accumulated depreciation	260,347	234,178

Property and equipment, net	$153,942	$161,282

Depreciation expense was $28,248 and $23,133 for the six months ended June 30, 2009 and 2008, respectively.
Additionally, during 2009, the Company recorded $3,848 of restructuring charges relating to accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 as well as $873 of asset impairment write-offs associated with the consolidation of office facilities.
9. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency accounts receivable and non-functional currency indebtedness.
The fair value gain (loss) position (recorded in interest and other in the consolidated statements of operations) of our derivatives at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under SFAS 133
None	—	—	—
Not Designated as Hedges under SFAS 133
Foreign currency exchange forwards	$23,650 consisting of 7 different currency pairs	July — August 2009	$(2)

Total Derivative Instruments			$(2)

	December 31, 2008
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under SFAS 133
None	—	—	—
Not Designated as Hedges under SFAS 133
Foreign currency exchange forwards	$33,200 consisting of 3 different currency pairs	January 2009	$(100)

Total Derivative Instruments			$(100)

During the first six months of 2009, net losses of $2,061, from realized net losses and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.
10. DISCONTINUED OPERATIONS
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s non-core offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s discontinued operations for the first six months of 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,355 and a net loss of $5,056 from Tickle’s operations. The income tax benefit included $25,500 of current tax benefits for operating losses and tax losses incurred upon Tickle’s discontinuance and $3,855 of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.

For the three and six months ended June 30, 2009 and 2008, the revenue and costs related to the Company’s discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$—	$2,264	$—	$6,158
Loss before income taxes	—	(16,323)	—	(18,257)
Income tax benefit	—	(28,592)	—	(29,355)

Income from discontinued operations, net of tax	$—	$12,269	$—	$11,098

11. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250,000. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the revolving credit agreement. As of June 30, 2009, the Company was in full compliance with its covenants.
At June 30, 2009, the utilized portion of this credit facility was $97,000 in borrowings and $1,746 for standby letters of credit and $151,254 was unused. At June 30, 2009, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.31%, 0.22% and 3.25%, respectively. As of June 30, 2009, the Company used the one month and two week US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.85%.
The Company’s ChinaHR subsidiary has entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provide for maximum borrowings of $14,802. The ChinaHR credit facilities have a maximum tenure of one year and the lenders can terminate the facilities at any time and demand immediate payment. ChinaHR may prepay these loans and accrued interest with the consent of the lenders. ChinaHR is obligated to indemnify the lenders for any costs and losses incurred by the lenders or pay the lenders such other charges that result from such prepayment. The credit agreements contain covenants which include providing audited annual financial statements, obtaining, complying with and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform ChinaHR’s obligations to the lenders under the loan agreements, notifying the lenders forthwith of the occurrence of any significant changes in ChinaHR’s financial condition or other events that may affect ChinaHR’s ability to perform any of its obligations under the loan agreements and using the credit facilities for financing its working capital requirements. As of June 30, 2009, the Company and ChinaHR were each in full compliance with their respective covenants. As of June 30, 2009, there were no borrowings under these credit facilities, one revolving credit facility was cancelled and the remaining credit facility provided for a maximum borrowing of $9,802. In July of 2009, the remaining unsecured uncommitted revolving credit facility was cancelled.

12. COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(1,370)	$30,830	$(11,711)	$53,421
Foreign currency translation adjustment	19,054	(12,744)	2,434	26,247
Net unrealized gain (loss) on available-for-sale securities	979	178	125	(1,370)

Comprehensive income (loss)	$18,663	$18,264	$(9,152)	$78,298

13. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The gross liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, (inclusive of estimated interest and penalties thereon) at June 30, 2009 and December 31, 2008 is recorded as long-term taxes payable of $125,991 and $119,951, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $35,000 in the next twelve months due to the expirations of statute of limitations.
14. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.
The Company’s operations by business segment and by geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2009	2008	2009	2008
Careers — North America	$101,799	$164,280	$220,983	$347,818
Careers — International	88,598	156,673	192,263	309,945
Internet Advertising & Fees	32,660	33,341	64,214	63,003

Revenue	$223,057	$354,294	$477,460	$720,766

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating (Loss) Income	2009	2008	2009	2008
Careers — North America	$10,918	$58,409	$11,747	$98,110
Careers — International	(2,019)	31,916	(2,690)	41,559
Internet Advertising & Fees	4,925	4,656	8,483	3,225
Corporate expenses	(14,163)	(63,732)	(32,673)	(78,301)

Operating (loss) income	$(339)	$31,249	$(15,133)	$64,593

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Depreciation and Amortization	2009	2008	2009	2008
Careers — North America	$7,662	$5,806	$14,962	$10,950
Careers — International	7,430	6,158	14,691	11,721
Internet Advertising & Fees	1,751	1,523	3,409	2,886
Corporate expenses	102	118	203	236

Depreciation and amortization	$16,945	$13,605	$33,265	$25,793

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Restructuring and Other Special Charges	2009	2008	2009	2008
Careers — North America	$1,487	$926	$3,758	$3,956
Careers — International	3,278	1,400	10,368	4,516
Internet Advertising & Fees	171	338	616	1,119
Corporate expenses	161	68	1,363	68

Restructuring and other special charges	$5,097	$2,732	$16,105	$9,659

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue by Geographic Region	2009	2008	2009	2008
United States	$130,184	$190,115	$276,154	$396,260
Germany	17,697	37,491	39,899	74,994
Other foreign	75,176	126,688	161,407	249,512

Revenue	$223,057	$354,294	$477,460	$720,766

The Company’s total assets by business segment are as follows:

Total Assets by Segment	June 30, 2009	December 31, 2008
Careers — North America	$578,032	$657,730
Careers — International	765,371	843,007
Internet Advertising & Fees	188,164	188,507
Corporate	112,311	83,217
Shared assets (a)	145,589	144,129

Total assets	$1,789,467	$1,916,590

(a)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.
The Company’s long-lived assets by geographic region are as follows:
Long-lived Assets by Geographic Region (a)

	June 30, 2009	December 31, 2008
United States	$114,146	$117,738
International	39,796	43,544

Total long-lived assets	$153,942	$161,282

(a)	Long-lived assets are composed of only property and equipment, net.

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
Stock Option Investigations and Related Litigation
In connection with the investigations conducted by the United States Attorney for the Southern District of New York (“USAO”) and the SEC, on May 12, 2009, a former senior executive of the Company and member of the Company’s Board of Directors was convicted in the United States District Court for the Southern District of New York of securities fraud and conspiracy (a civil action commenced by the SEC against him and the Company’s former Controller remains pending).
On May 18, 2009, the Company announced that it had agreed, without admitting or denying wrongdoing, to pay a $2,500 penalty to the SEC to settle claims arising out of the Commission’s inquiry into the Company’s stock option granting practices. The final judgment approving the settlement was entered by the United States District Court for the Southern District of New York on May 21, 2009.
The Company is currently party to one civil action pending against it in connection with its historical stock option granting practices. That action, which names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiffs filed a second amended complaint (“SAC”) alleging that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.
Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008. By Order dated February 27, 2009, the Court granted preliminary approval of the proposed settlement. On June 5, 2009, final approval of the proposed settlement was granted.
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
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2009, and the related consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.
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
July 28, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic crisis; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents; volatility in our stock price; risks associated with government regulation; risks related to the investigations and the litigation associated with our historical stock option grant practices; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008.
Overview
Monster Worldwide is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 50 countries around the world. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice.
Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career related content. Users can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search the resume database and access other career related services.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances where the perceived growth prospects fit our plan. Despite the continued weakness in the global economy, we believe the long term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.
We also operate a network of websites that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. We believe that there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.
Restructuring Program
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization programs. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. As of June 30, 2009, the Company has completed all of the initiatives relating to the 2007 restructuring program and no new charges will be incurred in the future relating to this program. Since the inception of the 2007 restructuring program through June 30, 2009, we have incurred $49.1 million of restructuring expenses.

Business Combinations
For the period January 1, 2008 through June 30, 2009, we completed three business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment

China HR.com Holdings Ltd. (“ChinaHR”)	October 8, 2008	Careers — International

Trovix Inc.	July 31, 2008	Careers — North America

Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Discontinued Operations
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. Our decision was based upon Tickle’s product offerings, which no longer fit our long-term strategic growth plans, and Tickle’s lack of profitability. For the three and six months ended June 30, 2009 and 2008, the revenue and costs related to the Company’s discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$—	$2,264	$—	$6,158
Loss before income taxes	—	(16,323)	—	(18,257)
Income tax benefit	—	(28,592)	—	(29,355)

Income from discontinued operations, net of tax	$—	$12,269	$—	$11,098

Results of Operations
Consolidated operating results as a percentage of revenue for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	50.9%	38.4%	49.4%	38.3%
Office and general	26.8%	21.3%	25.5%	20.7%
Marketing and promotion	20.2%	19.5%	24.8%	25.1%
Provision for legal settlements, net	0.0%	11.3%	0.0%	5.6%
Restructuring and other special charges	2.3%	0.8%	3.4%	1.3%

Total operating expenses	100.2%	91.2%	103.2%	91.0%

Operating (loss) income	(0.2)%	8.8%	(3.2)%	9.0%
Interest and other, net	0.0%	0.9%	0.3%	1.4%

(Loss) income from continuing operations before income taxes and loss in equity interests	(0.1)%	9.7%	(2.9)%	10.4%
(Benefit from) provision for income taxes	0.0%	(3.4)%	1.0%	(3.8)%
Loss in equity interests, net	(0.5)%	(1.0)%	(0.5)%	(0.8)%

(Loss) income from continuing operations	(0.6)%	5.2%	(2.5)%	5.9%
Income from discontinued operations, net of tax	0.0%	3.5%	0.0%	1.5%

Net (loss) income	(0.6)%	8.7%	(2.5)%	7.4%

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Consolidated Revenue, Operating Expenses and Operating (Loss) Income
Consolidated revenue, operating expenses and operating (loss) income for the three months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$223,057	100.0%	$354,294	100.0%	$(131,237)	(37.0)%

Salaries and related	113,484	50.9%	135,879	38.4%	(22,395)	(16.5)%
Office and general	59,862	26.8%	75,358	21.3%	(15,496)	(20.6)%
Marketing and promotion	44,953	20.2%	68,976	19.5%	(24,023)	(34.8)%
Provision for legal settlements, net	—	0.0%	40,100	11.3%	(40,100)	(100.0)%
Restructuring and other special charges	5,097	2.3%	2,732	0.8%	2,365	86.6%

Operating expenses	223,396	100.2%	323,045	91.2%	(99,649)	(30.8)%

Operating (loss) income	$(339)	(0.2)%	$31,249	8.8%	$(31,588)	(101.1)%

Our consolidated revenue decreased $131.2 million, or 37%, in the second quarter of 2009 compared to the same period of 2008, which includes $15.9 million of negative impact relating to the effect of the strengthening U.S. dollar in 2009. Careers — International experienced a 43.5% decrease in revenue and Careers — North America experienced a 38.0% decrease in revenue with both segments negatively impacted by the ongoing global recession which has reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Internet Advertising & Fees revenue decreased $0.7 million, or 2%.
Our consolidated operating expenses declined $99.6 million, or 30.8%, in the second quarter of 2009 compared to the same period of 2008. This reduction in operating expenses primarily relates to our continued focus on cost reductions and operating efficiencies to partially offset the effects of the lower revenue as well as $40.1 million of legal settlement provisions recorded in the second quarter of 2008. The strengthening U.S. dollar favorably impacted our consolidated operating expenses by approximately $14.8 million in the second quarter of 2009.

Salary and related expenses decreased $22.4 million, or 16.5%, in the second quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from lower variable compensation due to reduced sales volume, targeted global headcount reduction as well as the benefit of certain cost reduction initiatives implemented in the first quarter of 2009 that resulted in modifications to employee incentive compensation programs, partially offset by an increase in stock-based compensation resulting from our broader equity and incentive programs initiated in the first quarter of 2008. The strengthening U.S. dollar favorably impacted consolidated salary and related expenses by approximately $8.4 million in the second quarter of 2009.
Office and general expenses decreased $15.5 million, or 20.6%, in the second quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from lower travel and entertainment expenses, a reduction in consulting fees and reduced fees associated with outsourcing certain customer service functions. These reductions were partially offset by additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term growth and increased amortization of intangibles related to the 2008 acquisitions. Included in office and general expenses in 2009 and 2008 are $2.2 million and $4.3 million, respectively, of professional fees and expenses related to the ongoing investigation of our historical stock option grant practices.
Marketing and promotion expenses decreased $24.0 million, or 34.8%, in the second quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the second quarter of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as the “Keep America Working” tour and the launch of similar initiatives in Europe. The Company believes that these marketing initiatives have resulted in a build up of relevant traffic to Monster.com and our affiliate sites.
In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the proposed and anticipated settlement of the class action and related lawsuits. The Company recorded no provisions for legal settlements (net of insurance reimbursements) in the second quarter of 2009.
Restructuring and other special charges increased $2.4 million in the second quarter of 2009 compared to the second quarter of 2008, primarily resulting from increased costs in 2009 for accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 and facilities consolidations. As a result of our restructuring and reinvestment programs, we believe we have made solid progress in improving our operating platform to facilitate future growth while remaining committed to further investment in critical areas such as sales, product innovation, brand support and infrastructure.
Our consolidated operating loss was $0.3 million in the second quarter of 2009, compared to operating income of $31.2 million in the second quarter of 2008.
Careers — North America
The operating results of our Careers — North America segment for the three months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$101,799	100.0%	$164,280	100.0%	$(62,481)	(38.0)%

Salaries and related	47,330	46.5%	50,272	30.6%	(2,942)	(5.9)%
Office and general	22,364	22.0%	27,236	16.6%	(4,872)	(17.9)%
Marketing and promotion	19,700	19.4%	27,437	16.7%	(7,737)	(28.2)%
Restructuring and other special charges	1,487	1.5%	926	0.6%	561	60.6%

Operating expenses	90,881	89.3%	105,871	64.4%	(14,990)	(14.2)%

Operating income	$10,918	10.7%	$58,409	35.6%	$(47,491)	(81.3)%

Revenue in our Careers — North America segment decreased $62.5 million, or 38%, in the second quarter of 2009 compared to 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage. Our Careers — North America segment generated an operating margin of 10.7% in the second quarter of 2009, compared to 35.6% reported in the comparable 2008 period.
Salary and related expenses decreased by $2.9 million, or 5.9%, in the second quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $5.6 million of decreased variable compensation expense due to declining sales, $1.5 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and decreased expenses related to temporary employees of $1.3 million. These reductions were partially offset by an increase in expense for regular salary and related benefits of $5.5 million, primarily from higher headcount associated with the in-sourcing of customer service activities and the targeted expansion of our sales force.
Office and general expenses decreased $4.9 million, or 17.9%, in the second quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $4.2 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses, $1.5 million of lower professional fees associated with previously outsourced customer service functions, which in 2009 are being performed by our employees as part of our strategic decision to build a world-class customer service center in Florence, South Carolina and $1.0 million in lower travel related expenses. These decreases in expenses were partially offset by $1.5 million of additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term growth.
Marketing and promotion expenses decreased $7.7 million, or 28.2%, in the second quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the second quarter of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand through creative marketing platforms such as the “Keep America Working” tour.
Restructuring and other special charges increased $0.6 million in the second quarter of 2009 compared to the same period of 2008, primarily relating to increased costs in 2009 for accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009.
Our Careers — North America operating income was $10.9 million in the second quarter of 2009, compared to $58.4 million in the second quarter of 2008.
Careers — International
The operating results of our Careers — International segment for the three months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$88,598	100.0%	$156,673	100.0%	$(68,075)	(43.5)%

Salaries and related	47,277	53.4%	63,876	40.8%	(16,599)	(26.0)%
Office and general	25,413	28.7%	29,347	18.7%	(3,934)	(13.4)%
Marketing and promotion	14,649	16.5%	30,134	19.2%	(15,485)	(51.4)%
Restructuring and other special charges	3,278	3.7%	1,400	0.9%	1,878	134.1%

Operating expenses	90,617	102.3%	124,757	79.6%	(34,140)	(27.4)%

Operating income	$(2,019)	(2.3)%	$31,916	20.4%	$(33,935)	(106.3)%

Our Careers — International segment revenue decreased $68.1 million, or 43.5%, in the second quarter of 2009 compared to the second quarter of 2008. We experienced an accelerated slowdown across all countries and geographic markets in Europe and Asia. Our Careers International revenue accounted for 39.7% of consolidated revenue in 2009, compared to 44.2% in 2008. The effect of the strengthening U.S. dollar contributed approximately $15.2 million to the decrease in reported revenue, or 9.7% of the percentage decline. The decrease in revenue was partially offset by revenue from ChinaHR, which was acquired in the fourth quarter of 2008.

Salary and related expenses decreased by $16.6 million, or 26%, in the second quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $8.4 million of decreased regular salary and benefit costs resulting from decreased headcount in the European region, $3.1 million of lower variable compensation due to lower sales, and decreased expenses related to temporary employees of $2.6 million, which resulted from our continued effort to reduce operating expenses.
Office and general expenses decreased $3.9 million, or 13.4%, in the second quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $2.4 million in lower travel related expenses and $2.8 million in lower consulting fees.
Marketing and promotion expenses decreased $15.5 million, or 51.4%, in the second quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the second quarter of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as initiatives in Europe similar to the “Keep America Working” tour in the United States.
Restructuring and other special charges increased $1.9 million in the second quarter of 2009 compared to the same period of 2008, primarily relating to increased costs in 2009 for accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 and increased severance costs.
Our Careers — International operating loss was $2.0 million in the second quarter of 2009, compared to operating income of $31.9 million in the second quarter of 2008.
Internet Advertising & Fees
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the three months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$32,660	100.0%	$33,341	100.0%	$(681)	(2.0)%

Salaries and related	11,525	35.3%	12,036	36.1%	(511)	(4.2)%
Office and general	5,734	17.6%	6,108	18.3%	(374)	(6.1)%
Marketing and promotion	10,305	31.6%	10,203	30.6%	102	1.0%
Restructuring and other special charges	171	0.5%	338	1.0%	(167)	(49.5)%

Operating expenses	27,735	84.9%	28,685	86.0%	(950)	(3.3)%

Operating income	$4,925	15.1%	$4,656	14.0%	$269	5.8%

Revenue at our Internet Advertising & Fees segment decreased $0.7 million, or 2.0%, in the second quarter of 2009 compared to the second quarter of 2008. Revenue associated with our recruitment business has decreased in 2009 resulting from the continued weakness in the economy, which is partially offset by increases in revenue relating to lead generation, primarily associated with education and military recruiting sales channels, and increases in display advertising primarily relating to consumer and recruitment media.
Our Internet Advertising & Fees segment posted operating income of $4.9 million in the second quarter of 2009, compared to $4.7 million in the second quarter of 2008. Operating expenses decreased $1.0 million in 2009 primarily resulting from $0.5 million of decreased incentive compensation, resulting from of a modified incentive compensation structure in 2009, and $0.4 million of decreased consulting fees. Operating margin increased to 15.1% in 2009 compared to 14.0% in 2008.

Income Taxes
Income taxes for the three months ended June 30, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008	$ Change	% Change
(Loss) income from continuing operations before income taxes	$(263)	$34,306	$(34,569)	(100.8)%

Income taxes	(83)	12,153	(12,236)	(100.7)%
Effective tax rate	31.6%	35.4%
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
Discontinued Operations, Net of Tax
Discontinued operations for the second quarter 2008 related to the wind-down of Tickle and included the write-down of $13.1 million of long-lived assets, an income tax benefit of $28.6 million and a pre-tax loss of $3.2 million from its operations.
Diluted (Loss) Earnings Per Share
Diluted loss per share from continuing operations in the second quarter of 2009 was $0.01 compared to diluted earnings per share from continuing operations of $0.25 in the second quarter of 2008, primarily resulting from lower operating income from Careers — North America and Careers — International, resulting from lower revenue, partially offset by lower operating costs.
The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Consolidated Revenue, Operating Expenses and Operating Income
Consolidated revenue, operating expenses and operating income for the six months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$477,460	100.0%	$720,766	100.0%	$(243,306)	(33.8)%

Salaries and related	235,869	49.4%	276,327	38.3%	(40,458)	(14.6)%
Office and general	121,975	25.5%	149,257	20.7%	(27,282)	(18.3)%
Marketing and promotion	118,644	24.8%	180,830	25.1%	(62,186)	(34.4)%
Provision for legal settlements, net	—	0.0%	40,100	5.6%	(40,100)	(100.0)%
Restructuring and other special charges	16,105	3.4%	9,659	1.3%	6,446	66.7%

Operating expenses	492,593	103.2%	656,173	91.0%	(163,580)	(24.9)%

Operating (loss) income	$(15,133)	(3.2)%	$64,593	9.0%	$(79,726)	(123.4)%

Our consolidated revenue decreased $243.3 million, or 33.8%, in the first six months of 2009 compared to the same period of 2008, which includes $42.8 million of negative impact relating to the effect of the strengthening U.S. dollar in 2009. Careers — International experienced a 38.0% decrease in revenue and Careers — North America experienced a 36.5% decrease in revenue with both segments negatively impacted by the ongoing global recession which has reduced overall hiring demand as our customers are taking a more deliberate approach to recruitment advertising. Internet Advertising & Fees revenue increased $1.2 million, or 1.9%.
Our consolidated operating expenses declined $163.6 million, or 24.9%, in the first six months of 2009 compared to the same period of 2008. This reduction in operating expenses primarily relates to our continued focus on cost reductions and operating efficiencies to partially offset the effects of the decreased revenue as well as 2008 $40.1 million of legal settlement provisions recorded in the first half of 2008. The strengthening U.S. dollar favorably impacted our consolidated operating expenses by approximately $39.6 million in the first six months of 2009.

Salary and related expenses decreased $40.5 million, or 14.6%, in the first six months of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from lower variable compensation due to reduced sales volume as well as the benefit of certain cost reduction initiatives implemented in the first quarter of 2009 that resulted in modifications to employee incentive compensation programs, partially offset by an increase in stock-based compensation resulting from our broader equity and incentive programs initiated in the first quarter of 2008. The strengthening U.S. dollar favorably impacted consolidated salary and related expenses by approximately $21.0 million in the first half of 2009.
Office and general expenses decreased $27.3 million, or 18.3%, in the first six months of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from lower travel and entertainment expenses, a reduction in consulting fees and reduced professional fees associated with previously outsourced customer service functions. These reductions were partially offset by additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term growth and increased amortization of intangibles related to the 2008 acquisitions. Included in office and general expenses in 2009 and 2008 are $5.3 million and $7.3 million, respectively, of professional fees and expenses related to the ongoing investigation of our historical stock option grant practices.
Marketing and promotion expenses decreased $62.2 million, or 34.4%, in the first half of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first half of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as the “Keep America Working” tour and the launch of similar initiatives in Europe. The Company believes that these marketing initiatives have resulted in a build up of relevant traffic to Monster.com and our affiliate sites. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
In the first half of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the proposed and anticipated settlement of the class action and related lawsuits. The Company recorded no provisions for legal settlements (net of insurance reimbursements) in the second half of 2009.
Restructuring and other special charges increased $6.4 million in the first six months of 2009 compared to the same period of 2008, primarily resulting from increased costs in 2009 relating to severance, accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 and facilities consolidations.
Our consolidated operating loss was $15.1 million in the first six months of 2009, compared to operating income of $64.6 million in the first six months of 2008.
Careers — North America
The operating results of our Careers — North America segment for the six months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$220,983	100.0%	$347,818	100.0%	$(126,835)	(36.5)%

Salaries and related	98,137	44.4%	105,025	30.2%	(6,888)	(6.6)%
Office and general	45,866	20.8%	56,631	16.3%	(10,765)	(19.0)%
Marketing and promotion	61,475	27.8%	84,096	24.2%	(22,621)	(26.9)%
Restructuring and other special charges	3,758	1.7%	3,956	1.1%	(198)	(5.0)%

Operating expenses	209,236	94.7%	249,708	71.8%	(40,472)	(16.2)%

Operating income	$11,747	5.3%	$98,110	28.2%	$(86,363)	(88.0)%

Revenue in our Careers — North America segment decreased $126.8 million, or 36.5%, in the first half of 2009 compared to the first half of 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage. Our Careers — North America segment generated an operating margin of 5.3% in the first half of 2009, compared to 28.2% reported in the comparable 2008 period.

Salary and related expenses decreased by $6.9 million, or 6.6%, in the first half of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $12.5 million of decreased variable compensation expense due to declining sales, $6.4 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and decreased expenses related to temporary employees of $2.2 million. These reductions were partially offset by an increase in expense for regular salary and related benefits of $12.4 million, primarily from higher headcount associated with in-sourcing customer service functions and the targeted expansion of our sales force as well as increased stock-based compensation expense of $2.2 million resulting from our broader equity and incentive programs initiated in the first quarter of 2008.
Office and general expenses decreased $10.8 million, or 19.0%, in the first half of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $7.9 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses, $4.7 million in lower travel related expenses and $2.8 million of lower professionnal fees associated with previously outsourced customer service functions, which in 2009 are being performed by our employees as part of our strategic decision to build a world-class customer service center in Florence, South Carolina. These decreases in expenses were partially offset by $3.3 million of additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability.
Marketing and promotion expenses decreased $22.6 million, or 26.9%, in the first six months of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first half of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand through creative marketing platforms such as the “Keep America Working” tour. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges decreased $0.2 million in the first half of 2009 compared to the same period of 2008, primarily relating to decreased severance costs in 2009, partially offset by increased costs in 2009 for accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009.
Our Careers — North America operating income was $11.7 million in the first half of 2009, compared to $98.1 million in the first half of 2008.
Careers — International
The operating results of our Careers — International segment for the six months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$192,263	100.0%	$309,945	100.0%	$(117,682)	(38.0)%

Salaries and related	98,533	51.2%	128,674	41.5%	(30,141)	(23.4)%
Office and general	49,835	25.9%	59,886	19.3%	(10,051)	(16.8)%
Marketing and promotion	36,217	18.8%	75,310	24.3%	(39,093)	(51.9)%
Restructuring and other special charges	10,368	5.4%	4,516	1.5%	5,852	129.6%

Operating expenses	194,953	101.4%	268,386	86.6%	(73,433)	(27.4)%

Operating income	$(2,690)	(1.4)%	$41,559	13.4%	$(44,249)	(106.5)%

Our Careers — International segment revenue decreased $117.7 million, or 38.0%, in the first half of 2009 compared to the first half of 2008. Due to the global economic recession, we experienced an accelerated slowdown across all countries and geographic markets in Europe and Asia. Our Careers International revenue accounted for 40.3% of consolidated revenue in 2009, compared to 43.0% in 2008. The effect of the strengthening U.S. dollar contributed approximately $40.5 million to the decrease in reported revenue, or 13.1% of the percentage decline. The decrease in revenue was partially offset by revenue from ChinaHR, which was acquired in the fourth quarter of 2008.

Salary and related expenses decreased by $30.1 million, or 23.4%, in the first half of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $13.4 million of decreased regular salary and benefit costs resulting from decreased headcount in the European region, $5.5 million of lower variable compensation due to lower sales, decreased expenses related to temporary employees of $4.4 million, which results from our continued effort to reduce operating expenses, and $5.2 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009. These reductions in expenses were partially offset by additional stock-based compensation expenses of $1.7 million resulting from our broader equity and incentive programs initiated in the first quarter of 2008.
Office and general expenses decreased $10.1 million, or 16.8%, in the first half of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $6.5 million in lower travel related expenses and $5.4 million in lower consulting fees. These decreases in expenses were partially offset by $1.7 million of increased depreciation expense primarily associated with the capitalized labor related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability.
Marketing and promotion expenses decreased $39.1 million, or 51.9%, in the first half of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first half of 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as initiatives in Europe similar to the “Keep America Working” tour in the United States. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges increased $5.9 million in the first half of 2009 compared to the same period of 2008, primarily relating to increased costs in 2009 for accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 and increased severance costs.
Our Careers — International operating loss was $2.7 million in the first half of 2009, compared to operating income of $41.6 million in the first half of 2008.
Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$64,214	100.0%	$63,003	100.0%	$1,211	1.9%

Salaries and related	23,157	36.1%	25,603	40.6%	(2,446)	(9.6)%
Office and general	11,605	18.1%	12,877	20.4%	(1,272)	(9.9)%
Marketing and promotion	20,353	31.7%	20,179	32.0%	174	0.9%
Restructuring and other special charges	616	1.0%	1,119	1.8%	(503)	(45.0)%

Operating expenses	55,731	86.8%	59,778	94.9%	(4,047)	(6.8)%

Operating income	$8,483	13.2%	$3,225	5.1%	$5,258	163.0%

Revenue at our Internet Advertising & Fees segment increased $1.2 million, or 1.9%, in the first half of 2009 compared to the first half of 2008. The increase in revenue is primarily attributed to growth in lead generation, principally associated with the education and military recruiting sales channels, as well as increases in display advertising relating to consumer and recruitment media. These increases in revenue were partially offset by decreases in our recruitment business resulting from the continued weakness in the economy.
Our Internet Advertising & Fees segment posted operating income of $8.5 million in the first half of 2009, compared to $3.2 million in the first half of 2008. Operating expenses decreased $4.0 million in 2009, primarily as the result of $2.5 million of decreased incentive compensation, resulting from a modified incentive compensation structure in 2009, $1.0 million of decreased consulting fees in 2009, $0.7 million of decreased travel and entertainment costs and $0.5 million of decreased restructuring costs. Operating margin increased to 13.2% in 2009 compared to 5.1% in 2008.

Income Taxes
Income taxes for the six months ended June 30, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008	$ Change	% Change
(Loss) income from continuing operations before income taxes	$(13,854)	$75,033	$(88,887)	(118.5)%

Income taxes	(4,572)	27,296	(31,868)	(116.7)%
Effective tax rate	33.0%	36.4%
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
Discontinued Operations, Net of Tax
Discontinued operations for the first six months of 2008 related to the wind-down of Tickle and included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.4 million and a net pre-tax loss of $5.1 million from Tickle’s operations.
Diluted (Loss) Earnings Per Share
Diluted loss per share from continuing operations in the first six months of 2009 was $0.10 compared to diluted earnings per share from continuing operations of $0.35 in the first six months of 2008, primarily resulting from lower operating income from Careers — North America and Careers — International, resulting from lower revenue, partially offset by lower operating costs.
Financial Condition
The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

	June 30,	December 31,	Change
(dollars in thousands)	2009	2008	$	%
Cash and cash equivalents	$236,252	$222,260	$13,992	6.3%
Marketable securities (current and non-current)	95,805	91,772	4,033	4.4%

Cash and cash equivalents and marketable securities	$332,057	$314,032	$18,025	5.7%

Percentage of total assets	18.6%	16.4%

Our credit facility borrowings increased in the six months ended June 30, 2009 to $97.0 million from $55.0 million as of December 31, 2008.

Consolidated cash flows for the six months ended June 30, 2009 and 2008 are as follows:

			Change
	June 30,	June 30,
(dollars in thousands)	2009	2008	$	%
Cash provided by operating activities of continuing operations	$125	$152,170	$(152,045)	(99.9)%

Cash (used for) provided by investing activities of continuing operations	(33,089)	163,654	(196,743)	(120.2)%

Cash provided by (used for) financing activities of continuing operations	39,602	(85,308)	124,910	146.4%

Cash used in discontinued operations	—	(3,129)	3,129	100.0%

Effect of exchange rates on cash	7,354	8,323	(969)	(11.6)%
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
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have marketable securities primarily invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of June 30, 2009, see below) in the consolidated balance sheets as of December 31, 2008 and June 30, 2009.
As of June 30, 2009, we held $91.1 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 33 years. The majority of these securities have been issued by state-related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. Substantially all of our auction rate securities are rated AAA, Aaa or AAA/Aaa. Based on these valuations, the auction rate securities with an original par value and cost of $91.1 million were written down to an estimated fair value of $89.3 million as of June 30, 2009. The write-down of these securities resulted in an unrealized loss of $0.3 million, reported in interest and other, net in the consolidated statement of operations for the six months ended June 30, 2009 (relating to the auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”), see below), and an unrealized gain of $0.1 million for the six months ended June 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. For the year ended December 31, 2008, the Company recorded an unrealized loss of $1.6 million, which was reflected in accumulated other comprehensive income. The losses in accumulated other comprehensive income are deemed to be a temporary impairment.

Included in the Company’s auction rate securities portfolio are approximately $8.3 million of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agreed to provide loans through June 30, 2010 up to 100% of the par value of the UBS-brokered auction rate securities, which the Company would pledge as collateral. The interest rates for such UBS loans would be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $0.3 million as a charge to interest and other in the consolidated statement of operations for the six months ended June 30, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the condensed consolidated balance sheet as of June 30, 2009.
We believe that our current cash and cash equivalents, revolving credit facilities and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and unemployment rates.
In December 2007, the Company entered into a senior unsecured revolving credit facility that provides for maximum borrowings of $250 million. The credit facility expires December 21, 2012 and is available for ongoing working capital requirements and other corporate purposes. Under the credit facility, loans bear interest, at the Company’s option, at either (i) the higher of (a) the Bank of America prime rate or (b) the overnight federal funds rate plus 1/2 of 1% or (ii) LIBOR plus a margin ranging from 30 basis points to 77.5 basis points depending on the Company’s ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the revolving credit agreement. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the revolving credit agreement. As of June 30, 2009, the Company was in full compliance with its covenants.
At June 30, 2009, the utilized portion of this credit facility was $97.0 million in borrowings and $1.7 million for standby letters of credit and $151.3 million was unused. At June 30, 2009, the one month US Dollar LIBOR rate, overnight federal funds rate, and Bank of America prime rate were 0.31%, 0.22% and 3.25%, respectively. As of June 30, 2009, the Company used the one month and two week US Dollar LIBOR rate for the interest rate on these borrowings with a blended interest rate of 0.85%.
The Company’s ChinaHR subsidiary has entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provide for maximum borrowings of $14.8 million. The ChinaHR credit facilities have a maximum tenure of one year and the lenders can terminate the facilities at any time and demand immediate payment. ChinaHR may prepay these loans and accrued interest with the consent of the lenders. ChinaHR is obligated to indemnify the lenders for any costs and losses incurred by the lenders or pay the lenders such other charges that result from such prepayment. The credit agreements contain covenants which include providing audited annual financial statements, obtaining, complying with and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform ChinaHR’s obligations to the lenders under the loan agreements, notifying the lenders forthwith of the occurrence of any significant changes in ChinaHR’s financial condition or other events that may affect ChinaHR’s ability to perform any of its obligations under the loan agreements and using the credit facilities for financing its working capital requirements. As of June 30, 2009, the Company and ChinaHR were each in full compliance with their respective covenants. As of June 30, 2009, there were no borrowings under these credit facilities, one revolving credit facility was cancelled and the remaining credit facility provided for a maximum borrowing of $9.8 million. In July of 2009, the remaining unsecured uncommitted revolving credit facility was cancelled.
During the first six months of 2009, we recorded $5.3 million of professional fees as a direct result of the investigation into our historical stock option grant practices and related accounting. These costs were recorded as a component of office and general expenses and primarily relate to professional services for legal fees. We expect to continue to incur significant professional fees related to our historical stock option grant practices. While we cannot quantify or estimate the timing of these costs throughout 2009 and into the future, they primarily relate to legal fees paid on behalf of current and former employees, fees paid in defense of shareholder litigation and potential fines or settlements.

In 2009, we expect to pay U.S. domestic income tax on a quarterly basis and continue to utilize tax losses in many foreign tax jurisdictions to substantially reduce our cash tax liability. We have absorbed all of our U.S. federal tax loss carry-forwards, with the exception of certain acquired losses whose utilization is subject to an annual limitation.
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives, prior business reorganization plans and discontinued operations. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. As of June 30, 2009, the Company has completed all of the initiatives relating to the 2007 restructuring program and no new charges will be incurred in the future relating to this program.
Cash Flows
As of June 30, 2009, we had cash, cash equivalents and total marketable securities of $332.1 million, compared to $314.0 million as of December 31, 2008. Our increase in cash, cash equivalents and total marketable securities of $18.0 million in the first half of 2009 primarily results from additional borrowings from our short-term credit facilities of $42.0 million, partially offset by $26.4 million of capital expenditures.
Cash provided by operating activities of continuing operations was $0.1 million for the six months ended June 30, 2009, lower by $148.9 million from $149.0 million in 2008, primarily from decreases in deferred revenue of $70.6 million, net income of $65.1 million and other liabilities of $48.3 million. These were partially offset by decreased accounts receivable in 2009 which resulted in $37.6 million of increased cash provided by accounts receivable.
Cash used for investing activities was $33.1 million for the six months ended June 30, 2009, lower by $196.7 million from cash provided by investing activities of $163.7 million for the six months ended June 30, 2008. This decrease is primarily a result of reduced sales and maturities of marketable securities of $433.0 million, partially offset by $149.4 million of lower purchases of marketable securities, decreased capital expenditures of $23.8 million as well as 2008 including $61.6 million in payments for acquisitions.
We provided cash from financing activities in the first half of 2009 of $39.6 million, an increase of $124.9 million compared to a use of $85.3 million in the comparable 2008 period. The increase is cash provided is primarily due to the 2009 proceeds from borrowings on our credit facilities of $42.0 million and a decrease of $83.9 million in repurchases of common stock.
Share Repurchase Plan
As of June 30, 2009, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair-value as described in Statement of Financial Accounting Standards (“SFAS”) 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS put option and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$46,570	$—	$—	$46,570
Bank time deposits	—	31,432	—	31,432
Commercial paper	—	122,274	—	122,274
Government bonds foreign	—	9,077	—	9,077
Tax exempt auction rate bonds (Note 6)	—	—	89,321	89,321
UBS put option (Note 6)	—	—	166	166

Total Assets	$46,570	$162,783	$89,487	$298,840

Liabilities:
Lease exit liability	—	—	24,263	24,263

Total Liabilities	$—	$—	$24,263	$24,263

The lease exit liabilities relate to abandoned facilities associated with previous discontinued operations and realignment activities of the Company. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions	(900)
Unrealized gain included in other comprehensive income	125
Unrealized loss included in interest and other, net	(251)

Balance, June 30, 2009	$89,321

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	166

Balance, June 30, 2009	$166

Lease Exit Liability
Balance, December 31, 2008	$—
Transfers into Level 3	24,263

Balance, June 30, 2009	$24,263

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under credit facilities, which approximates fair value due to market interest rates.
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
Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition and Accounts Receivable
We recognize revenue on agreements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issue No. 00-21, Revenue Arrangements with Multiple Deliveries.

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
Asset Impairment
Business Combinations, Goodwill and Intangible Assets. We account for business combinations in accordance with SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non- vested stock to employees, directors and executive officers.
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
Equity Investments
Gains and losses in equity interest for the three and six months ended June 30, 2009, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
Recently Issued Accounting Pronouncements
Effective January 1, 2009, the Company adopted the FASB’s FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of FSP EITF 03-6-1 did not have a material effect on previously issued or current earnings per share.
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
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.
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
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 107-1 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 115-2 and 124-2 did not have a material effect on the determination or reporting of our financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was July 31, 2009.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in 2010 and are evaluating the impact it will have to our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amending FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company will adopt SFAS 167 in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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
Foreign Exchange Risk
During the three and six month period ended June 30, 2009, revenue from our international operations accounted for 41.6% and 42.2%, respectively, of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas and Chinese Renminbi. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three and six month period ended June 30, 2009 contributed approximately $15.9 million and $42.8 million, respectively, to the decrease in reported revenue.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds as of June 30, 2009 of $192.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.6 million, $19.2 million and $48.5 million, respectively.

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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and six month period ended June 30, 2009, our cumulative translation adjustment account decreased $19.1 million and $2.4 million, respectively, primarily attributable to the strengthening of the U.S. dollar against the Euro, Korean Won and British Pound.
Interest Rate Risk
Credit Facilities
As of June 30, 2009, our short-term debt was comprised of borrowings under our senior unsecured revolving credit facility. The interest rates under our credit facilities may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the Bank of America prime rate or the People’s Bank of China benchmark loan rate. Assuming the amount of borrowings available under our credit facilities were fully drawn during the second quarter of 2009, we would have had $259.8 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $0.6 million for the three month period ended June 30, 2009. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on June 30, 2009, we would have had $98.7 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rates of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three month period ended June 30, 2009. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, sovereign commercial paper, bank time deposits and government bonds that mature within six months of their origination date, and also auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates would have changed our annual pretax earnings by approximately $0.8 million for the three month period ended June 30, 2009.
Other Market Risks
Investments in Auction Rate Securities
As of June 30, 2009, the Company held $91.1 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 6, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate securities with the original par value and cost of $91.1 million were written down to an estimated fair value of $89.3 million, resulting in an unrealized loss of $0.3 million, reported in interest and other, net in the consolidated statement of operations for the six months ended June 30, 2009 (relating to the auction rate securities marketed and sold by UBS, see Note 6, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q), and an unrealized gain of $0.1 million for the six months ended June 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. This loss recorded to other comprehensive income is deemed to be a temporary impairment. We may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 100-basis-point loss from the par value of these investments would have resulted in a $0.9 million impairment as of June 30, 2009.

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
There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Stock Option Investigations and Related Litigation
In connection with the investigations conducted by the United States Attorney for the Southern District of New York (“USAO”) and the SEC, on May 12, 2009, a former senior executive of the Company and member of the Company’s Board of Directors was convicted in the United States District Court for the Southern District of New York of securities fraud and conspiracy (a civil action commenced by the SEC against him and the Company’s former Controller remains pending).
On May 18, 2009, the Company announced that it had agreed, without admitting or denying wrongdoing, to pay a $2.5 million penalty to the SEC to settle claims arising out of the Commission’s inquiry into the Company’s stock option granting practices. The final judgment approving the settlement was entered by the United States District Court for the Southern District of New York on May 21, 2009.
The Company is currently party to one civil action pending against it in connection with its historical stock option granting practices. That action, which names certain current and former officers and directors of the Company, was filed as a putative class action litigation in the United States District Court for the Southern District of New York in October 2006. The complaint, as amended in February 2007, was purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). On December 14, 2007, the Court granted the defendants’ motions to dismiss. On February 15, 2008, plaintiffs filed a second amended complaint (“SAC”) alleging that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the historical stock option practices. The SAC seeks, among other relief, equitable restitution, attorney’s fees and an order enjoining defendants from violations of ERISA. On July 8, 2008, the Court denied defendants’ motions to dismiss the SAC. Discovery has commenced.
Litigation Relating to the Company’s Discontinued Tickle Business
In July 2006, a putative class action entitled Ed Oshaben v. Tickle Inc., Emode.com, Inc. and Monster Worldwide, Inc. (Case No. CGC-06-454538) was filed against the Company and its Tickle Inc. subsidiary in California State Court. An amended complaint was subsequently filed. The amended complaint alleges that Tickle engaged in deceptive consumer practices and purports to be a class action representing all users who purchased a test report from Tickle and received “unauthorized charges.” The amended complaint alleges various violations of the California consumer and unfair business practice statutes and seeks, among other things, unspecified restitution for the class, disgorgement of revenues, compensatory damages, punitive damages, attorneys’ fees and equitable relief. On January 21, 2009, the parties executed a definitive written Settlement Agreement, which is subject to court approval and has been accrued for as of December 31, 2008. By Order dated February 27, 2009, the Court granted preliminary approval of the proposed settlement. On June 5, 2009, final approval of the proposed settlement was granted.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Company’s Annual Meeting of Stockholders was held on June 22, 2009.
(b)	The following directors were elected and received the following vote:

	FOR	WITHHOLD
Salvatore Iannuzzi	105,431,251	1,260,885
Robert J. Chrenc	103,996,182	2,695,954
John Gaulding	103,574,462	3,117,674
Edmund P. Giambastiani, Jr.	103,976,369	2,715,767
Ronald J. Kramer	103,386,589	3,305,547
Roberto Tunioli	105,073,492	1,618,644
Timothy T. Yates	104,613,667	2,078,469
(c)	The proposal to amend the Monster Worldwide, Inc. 2008 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan was approved by the following vote:

FOR	71,966,055
AGAINST	19,256,100
ABSTAIN	1,516,551
BROKER NON-VOTE	13,953,430
(d)	The proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the following vote:

FOR	106,217,757
AGAINST	421,609
ABSTAIN	52,770

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

10.1	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on April 28, 2009.(1)

10.2	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.

10.3	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.

10.4	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.

10.5	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.

Exhibit
Number	Description

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: July 31, 2009	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: July 31, 2009	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: July 31, 2009	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on April 28, 2009.(1)

10.2	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.

10.3	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.

10.4	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.

10.5	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009.