Form 10-Q
period 2009-09-30
MONSTER WORLDWIDE INC
filed 2009-10-30
CIK 1020416

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	October 26, 2009
Common Stock	125,702,245

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$214,533	$332,189	$691,993	$1,052,955

Salaries and related	112,833	136,506	348,702	412,833
Office and general	59,841	71,834	181,816	221,091
Marketing and promotion	45,757	57,684	164,401	238,514
(Reversal of) Provision for legal settlements, net	(6,850)	—	(6,850)	40,100
Restructuring and other special charges	—	3,592	16,105	13,251

Total operating expenses	211,581	269,616	704,174	925,789

Operating income (loss)	2,952	62,573	(12,181)	127,166
Interest and other, net	(48)	5,283	1,231	15,723

Income (loss) from continuing operations before income taxes and equity interests	2,904	67,856	(10,950)	142,889
(Benefit from) provision for income taxes	(30,891)	22,734	(35,463)	50,030
Loss in equity interests, net	(1,044)	(2,086)	(3,473)	(7,500)

Income from continuing operations	32,751	43,036	21,040	85,359
(Loss) income from discontinued operations, net of tax	—	(258)	—	10,840

Net income	$32,751	$42,778	$21,040	$96,199

Basic earnings per share:
Income from continuing operations	$0.27	$0.36	$0.18	$0.70
Income from discontinued operations, net of tax	—	—	—	0.09

Basic earnings per share	$0.27	$0.36	$0.18	$0.79

Diluted earnings per share:
Income from continuing operations	$0.27	$0.36	$0.17	$0.70
Income from discontinued operations, net of tax	—	—	—	0.09

Diluted earnings per share *	$0.27	$0.35	$0.17	$0.79

Weighted average shares outstanding:
Basic	119,473	120,057	119,206	121,213
Diluted	121,676	120,722	120,853	121,884

*-	Earnings per share may not add in certain periods due to rounding.
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,477	$222,260
Marketable securities, current	20,482	1,425
Accounts receivable, net of allowance for doubtful accounts of $15,169 and $14,064	243,033	376,720
Prepaid and other	87,058	82,416

Total current assets	538,050	682,821

Marketable securities, non-current	75,953	90,347
Goodwill	930,231	894,546
Property and equipment, net	150,963	161,282
Intangibles, net	45,893	52,335
Other assets	33,142	35,259

Total assets	$1,774,232	$1,916,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,452	$41,524
Accrued expenses and other current liabilities	146,666	205,005
Deferred revenue	265,573	414,312
Current portion of long-term debt and borrowings under credit facilities	5,017	54,971
Income taxes payable	20,284	7,896

Total current liabilities	474,992	723,708

Long-term income taxes payable	82,963	119,951
Deferred income taxes	33,234	24,658
Long-term debt, less current portion	45,000	—
Other long-term liabilities	3,160	1,000

Total liabilities	639,349	869,317

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 134,287 and 133,335 shares, respectively; outstanding: 119,565 and 118,614 shares, respectively	134	133
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,388,609	1,367,373
Accumulated deficit	(324,993)	(346,034)
Accumulated other comprehensive income	71,133	25,801

Total stockholders’ equity	1,134,883	1,047,273

Total liabilities and stockholders’ equity	$1,774,232	$1,916,590

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$21,040	$96,199

Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(10,840)
Depreciation and amortization	50,684	40,503
(Reversal of) Provision for legal settlements, net	(6,850)	40,100
Provision for doubtful accounts	8,566	11,174
Non-cash compensation	30,349	22,630
Deferred income taxes	5,739	(7,142)
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	4,744	3,009
Loss in equity interests, net	3,473	7,500
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	127,523	131,891
Prepaid and other	856	21,620
Deferred revenue	(152,688)	(112,567)
Accounts payable, accrued liabilities and other	(81,468)	(4,924)
Receipts for legal settlement, net	—	5,700
Net cash used for operating activities of discontinued operations	—	(4,091)

Total adjustments	(9,072)	144,563

Net cash provided by operating activities	11,968	240,762

Cash flows (used for) provided by investing activities:
Capital expenditures	(38,664)	(71,224)
Cash funded to equity investees	(4,953)	(5,000)
Purchase of marketable securities	(7,476)	(182,147)
Sales and maturities of marketable securities	3,317	502,305
Payments for acquisitions and intangible assets, net of cash acquired	(300)	(126,195)
Dividends received from unconsolidated investee	763	1,011

Net cash (used for) provided by investing activities	(47,313)	118,750

Cash flows (used for) provided by financing activities:
Proceeds from borrowings on credit facilities	199,203	247,000
Payments on borrowings on credit facilities	(256,196)	(156)
Proceeds from borrowings on term loan	50,000	—
Excess tax benefits from equity compensation plans	12	981
Repurchase of common stock	(4,304)	(128,133)
Proceeds from exercise of employee stock options	55	1,156

Net cash (used for) provided by financing activities	(11,230)	120,848

Effects of exchange rates on cash	11,792	(4,980)

Net (decrease) increase in cash and cash equivalents	(34,783)	475,380
Cash and cash equivalents, beginning of period	222,260	129,744

Cash and cash equivalents, end of period	$187,477	$605,124

Supplemental disclosures of cash flow information:
Cash (refunded) paid for income taxes	$(664)	$26,632
Cash paid for interest	$4,722	$1,303
Non-cash financing and investing activities:
Liabilities created in connection with business combinations	$298	$4,049
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
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, however the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Adoption of New Accounting Standards
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously reported or current earnings per share.
Business Combinations and Noncontrolling Interests
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.
In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (“ASC 815”) (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (“ASC 320”) (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 30, 2009.
Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
Fair Value Measurement of Liabilities
In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of shares)	2009	2008	2009	2008
Basic weighted average shares outstanding	119,473	120,057	119,206	121,213
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans	2,203	665	1,647	671

Diluted weighted average shares outstanding	121,676	120,722	120,853	121,884

Weighted average anti-dilutive common stock equivalents	7,614	8,864	8,701	7,982

3. STOCK-BASED COMPENSATION
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
The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”), market-based RSA and RSU, stock options and performance-based RSA and RSU. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approves all stock-based compensation awards. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair-value for service-based awards, a Monte Carlo simulation model to determine both the fair-value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The awards are amortized over the requisite service period on a straight-line basis, net of estimated forfeitures.
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Non-vested stock, included in salaries and related	$9,924	$7,437	$29,889	$20,994

Non-vested stock, included in restructuring and other special charges	—	—	—	1,162
Stock options, included in salaries and related	157	165	460	474

Total	$10,081	$7,602	$30,349	$22,630

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.
During the first nine months of 2009, the Company granted RSA of 2,910,905 shares and RSU of 1,099,259 shares to approximately 3,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through July 28, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.

The Company’s non-vested stock activity for the nine months ended September 30, 2009 is as follows:

		Weighted
		Average Fair
		Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2009	5,612	$24.57
Granted	4,010	6.89
Forfeited	(650)	21.02
Vested	(1,070)	31.44

Non-vested at September 30, 2009	7,902	$15.64

As of September 30, 2009, the unrecognized compensation expense related to non-vested stock was approximately $94,072 and is expected to be recognized over a period of 4 years. These awards are being amortized over the requisite service periods on a straight-line basis.
The Company’s stock option activity for the nine months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Contractual	Intrinsic
(thousands of shares)	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2009	6,290	$30.58
Exercised	(6)	9.47
Forfeited/expired/cancelled	(1,391)	30.77

Outstanding at September 30, 2009	4,893	$30.96	2.32	$4,942

Options exercisable at September 30, 2009	4,737	$30.95	2.19	$4,942

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of September 30, 2009 and the exercise price of the underlying options. During nine months ended September 30, 2009 and 2008, the aggregate intrinsic value of options exercised was $26 and $486, respectively. As of September 30, 2009, the unrecognized compensation expense for stock options was $1,108 and is expected to be recognized over a period of 2.3 years.
4. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2008 through September 30, 2009. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

Acquired Business	Acquisition Date	Business Segment
Cinchouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd. (“ChinaHR”)	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
On July 28, 2009, the Company’s Internet Advertising & Fees segment purchased Cinchouse LLC, a business that provides a social networking site for women in the military and military spouses. Consideration for the acquisition was $600, of which $300 was paid in cash in the third quarter of 2009 with the remaining consideration to be paid in future periods.
On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by the Company. ChinaHR is a leading recruitment website in China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. The Company recorded $239,126 of goodwill (on a preliminary basis), $16,456 of intangible assets, $4,568 of property and equipment, $4,192 of receivables, $1,074 of other assets, $1,055 of deferred tax assets, net, $8,281 of deferred revenue, $23,814 for transactional and acquired liabilities and $893 of short-term credit facility debt. The Company also consolidated its ChinaHR related assets of $41,588 in investment in unconsolidated affiliates and $25,254 in notes and interest receivable (recorded in Other Assets prior to consolidation of ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.

On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $55,482 of goodwill, $3,902 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners, which is being amortized as compensation expense over the service period.
On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $56,259 of goodwill, $2,563 of deferred tax assets, $1,251 of receivables, $2,500 of intangible assets, $183 of property and equipment, $22 of other assets and $1,211 of liabilities. The goodwill recorded in connection with the acquisition will not be deductible for tax purposes.
5. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair-value as described in ASC 820 (formerly SFAS 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS AG and affiliates (collectively, “UBS”) put option (as discussed in Note 6) and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,094	$—	$—	$14,094
Bank time deposits	—	46,849	—	46,849
Commercial paper	—	93,157	—	93,157
Government bonds foreign	—	8,884	—	8,884
Tax exempt auction rate bonds (Note 6)	—	—	89,565	89,565
UBS put option (Note 6)	—	—	142	142

Total Assets	$14,094	$148,890	$89,707	$252,691

Liabilities:
Lease exit liability	$—	$—	$25,085	$25,085

Total Liabilities	$—	$—	$25,085	$25,085

The lease exit liabilities relate to vacated facilities associated with previous discontinued operations and realignment activities of the Company. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.

The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions	(900)
Unrealized gain included in other comprehensive income	306
Unrealized loss included in interest and other, net	(188)

Balance, September 30, 2009	$89,565

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	142

Balance, September 30, 2009	$142

Lease Exit Liability
Balance, December 31, 2008 *	$—
Transfers into Level 3	25,085

Balance, September 30, 2009	$25,085

*-	Prior to the effective date of ASC 820.
The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility (see Note 11), which approximates fair value due to market interest rates.
6. INVESTMENTS
Marketable Securities
As of September 30, 2009, the Company held $91,050 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 33 years. The majority of these securities have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such auction rate securities at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. The Company currently has the ability and intent to hold these auction rate securities until a recovery of the auction process, until maturity or until these investments can be otherwise liquidated at par. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $5,500 auction rate securities redeemed at par value on October 9, 2009 by the issuer and the $8,300 par value auction rate securities marketed and sold by UBS as of September 30, 2009, see below) in the consolidated balance sheets as of December 31, 2008 and September 30, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximates par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.78% at September 30, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. The Company uses third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.
The Company also used available data sources for market observables, which were primarily derived from third party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparable securities or a benchmark index were not available, industrial averages were used or standard assumptions based on industry practices were used.

Based on these valuations, the auction rate securities with an original par value and cost of $91,050 were written down to an estimated fair value of $89,565 as of September 30, 2009. The write-down of these securities resulted in an unrealized loss of $188, reported in interest and other, net in the consolidated statement of operations for the nine months ended September 30, 2009 (relating to the auction rate securities marketed and sold by UBS, see below), and an unrealized gain of $306 for the nine months ended September 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. For the year ended December 31, 2008, the Company recorded an unrealized loss of $1,603, which was reflected in accumulated other comprehensive income. The losses in accumulated other comprehensive income are deemed to be a temporary impairment because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. The instability in the credit markets may affect the Company’s ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and the Company believes that it will ultimately recover all amounts invested in these securities, with the exception of the auction rate securities marketed and sold by UBS, as described below. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period for a potential other-than-temporary impairment.
Included in the Company’s auction rate securities portfolio are approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $188 as a charge to interest and other in the consolidated statement of operations for the nine months ended September 30, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of September 30, 2009.
The ARS Rights represent a firm agreement in accordance with ASC 815 (formerly SFAS 133, Accounting for Derivative and Hedging Activities). The enforceability of the ARS Rights results in the creation of an asset akin to a put option, which is a free standing asset separate from the UBS-brokered auction rate securities. We valued the put option using a discounted cash flow model with the following key assumptions: (a) contractual interest on the underlying UBS-brokered auction rate securities continues to be received, (b) discount rates ranging from 1.86% to 2.05%, which incorporates a spread for credit, liquidity, downgrade and default risks and (c) the Company selects the optimal exercise between June 30, 2010 and July 2, 2012. This discounted cash flow model valued the put option as of September 30, 2009 at $142, which was recorded as a non-current asset in the consolidated balance sheet as of September 30, 2009 with the corresponding credit to interest and other in the consolidated statement of operations for the nine months ended September 30, 2009. The put option does not meet the definition of a derivative instrument under ASC 815 because the terms of the put option do not provide for net settlement, as the Company must tender the auction rate securities to receive the settlement and the auction rate securities are not readily convertible to cash. Therefore, the Company has elected to measure the put option at fair value under ASC 825, Financial Instruments (formerly SFAS 159, The Fair Value Option for Financial Assets and Liabilities), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, unrealized gains and losses from changes in fair value will be included in earnings in future periods.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of September 30, 2009 are as follows:

		Gross unrealized	Gross unrealized	Estimated fair
	Cost	losses	gains	value
Current
Government bonds foreign	$6,870	$—	$—	$6,870
Tax-exempt auction rate bonds	13,800	188	$—	$13,612

Total	$20,670	$188	$—	$20,482

Non-current
Tax-exempt auction rate bonds	$77,250	$1,297	$—	$75,953

Total	$77,250	$1,297	$—	$75,953

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with ASC 320 (formerly FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investment and FSP 115-1 and 124-2). A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of September 30, 2009, the Company believes that all of the impairment of its auction rate securities investments, with the exception of the UBS-brokered auction rate securities, is temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions and assessment of the credit quality of the underlying collateral. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements. Investments with temporary impairments that have continuously been in a loss position for more than 12 months have an original par value and cost of $77,250 and gross unrealized losses of $1,297.
Equity Investments
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The carrying value of the investment was $171 as of September 30, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. During the nine months ended September 30, 2009, the Company funded additional working capital requirements and incurred additional transaction costs of $4,953. The carrying value of the investment was $355 as of September 30, 2009 and was recorded on the consolidated balance sheet as a component of other assets.
On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not previously owned by the Company. See Note 4 for additional details on the ChinaHR business combination. Accordingly, prior to October 8, 2008, the Company included its percentage of the results of ChinaHR in income and loss in equity interests, net.
Income and loss in equity interests, net are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
ChinaHR	$—	$(2,323)	$—	$(8,324)
Finland	41	237	142	824
Australia	(1,085)	—	(3,615)	—

Loss in equity interests, net	$(1,044)	$(2,086)	$(3,473)	$(7,500)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who will now be staying with the Company. Through June 30, 2009, when all the initiatives relating to the 2007 restructuring program were complete, the Company had notified or terminated approximately 700 associates and approximately 140 associates had voluntarily left the Company. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program through the completion of the program in the second quarter of 2009, the Company has incurred $49,109 of restructuring expenses. The Company will not incur any new charges in the future relating to this program.

Restructuring and other special charges and related liability balances are as follows:

	December 31, 2008	Expense	Cash Payments	Non-Cash Utilization	September 30, 2009
Workforce reduction	$2,749	$7,731	$(6,800)	$—	$3,680
Fixed asset write-offs and accelerated amortization	—	4,721	—	(4,721)	—

Consolidation of office facilities	869	2,876	(761)	—	2,984
Other costs and professional fees	101	777	(340)	—	538

Total	$3,719	$16,105	$(7,901)	$(4,721)	$7,202

8. PROPERTY AND EQUIPMENT, NET

	September 30, 2009	December 31, 2008
Capitalized software costs	$184,359	$169,497
Furniture and equipment	31,463	30,500
Leasehold improvements	32,557	30,265
Computer and communications equipment	178,074	165,198

	426,453	395,460
Less: accumulated depreciation	275,490	234,178

Property and equipment, net	$150,963	$161,282

Depreciation expense was $43,479 and $36,253 for the nine months ended September 30, 2009 and 2008, respectively.
Additionally, during 2009, the Company recorded $3,848 of restructuring charges relating to accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 as well as $873 of asset impairment write-offs associated with the consolidation of office facilities.
9. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.
The fair value gain (loss) position (recorded in interest and other in the consolidated statements of operations) of our derivatives at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None	—	—	—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$29,778 consisting of 7 different currency pairs	October — December 2009	$3

Total Derivative Instruments			$3

	December 31, 2008
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None	—	—	—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$33,200 consisting of 3 different currency pairs	January 2009	$(100)

Total Derivative Instruments			$(100)

During the nine months ended September 30, 2009, net losses of $640, from realized net losses and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.

10. DISCONTINUED OPERATIONS
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s non-core product offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s discontinued operations for the first nine months of 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,494 and a net loss of $5,453 from its operations. The income tax benefit included $25,639 of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3,855 of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets.
For the three and nine months ended September 30, 2009 and 2008, the revenue and costs related to the Company’s discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Revenue	$—	$190	$—	$6,348
Loss before income taxes	—	(397)	—	(18,654)
Income tax benefit	—	139	—	29,494

Income (loss) from discontinued operations, net of tax	$—	$(258)	$—	$10,840

11. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintains the Company’s existing $250,000 revolving credit facility and provides for a new $50,000 term loan facility, providing for a total of $300,000 in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal with $5,000 payable on each anniversary of the Amendment Closing Date and the remaining $35,000 due at maturity.
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (which rate is based on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (which rate is based on the Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increases the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. As of September 30, 2009, the Company was in full compliance with its covenants.

Also on the Amendment Closing Date, the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At September 30, 2009, the utilized portion of this credit facility was $50,000 in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1,772 for standby letters of credit. As of September 30, 2009, $248,228 was unused on the Company’s revolving credit facility. At September 30, 2009, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.07%, respectively. As of September 30, 2009, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.26%.
12. COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$32,751	$42,778	$21,040	$96,199
Foreign currency translation adjustment	42,592	(56,153)	45,026	(29,906)
Net unrealized gain (loss) on available-for-sale securities	181	349	306	(1,021)

Comprehensive income (loss)	$75,524	$(13,026)	$66,372	$65,272

13. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various locations outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The gross liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2009 and December 31, 2008 is recorded as long-term taxes payable of $82,963 and $119,951, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations.
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30,599 of accrued tax attributable to uncertain tax positions of which $26,571 impacts the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $8,979, which on a net tax basis impacts the effective rate by $5,687. The total benefit reflected in the third quarter income tax provision due to the reversal of tax and interest is $32,258.
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $20,000 in the next twelve months due to the expiration of the statute of limitations.
14. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers—North America; Careers—International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 for a description of the Company’s operating segments.

The Company’s operations by business segment and by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2009	2008	2009	2008
Careers — North America	$95,204	$155,165	$316,187	$502,983
Careers — International	84,737	142,441	277,000	452,386
Internet Advertising & Fees	34,592	34,583	98,806	97,586

Revenue	$214,533	$332,189	$691,993	$1,052,955

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Income (Loss)	2009	2008	2009	2008
Careers — North America	$6,057	$43,120	$17,804	$141,230
Careers — International	(2,181)	30,231	(4,871)	71,790
Internet Advertising & Fees	5,091	4,726	13,574	7,951
Corporate expenses	(6,015)	(15,504)	(38,688)	(93,805)

Operating income (loss)	$2,952	$62,573	$(12,181)	$127,166

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Depreciation and Amortization	2009	2008	2009	2008
Careers — North America	$7,997	$6,372	$22,959	$17,322
Careers — International	7,391	6,560	22,082	18,281
Internet Advertising & Fees	1,929	1,661	5,338	4,547
Corporate expenses	102	117	305	353

Depreciation and amortization	$17,419	$14,710	$50,684	$40,503

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Restructuring and Other Special Charges	2009	2008	2009	2008
Careers — North America	$—	$651	$3,758	$4,607
Careers — International	—	2,236	10,368	6,752
Internet Advertising & Fees	—	251	616	1,370
Corporate expenses	—	454	1,363	522

Restructuring and other special charges	$—	$3,592	$16,105	$13,251

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by Geographic Region	2009	2008	2009	2008
United States	$125,322	$183,208	$401,476	$579,469
Germany	16,423	33,669	56,322	108,664
Other foreign	72,788	115,312	234,195	364,822

Revenue	$214,533	$332,189	$691,993	$1,052,955

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	September 30, 2009	December 31, 2008
Careers — North America	$574,698	$657,730
Careers — International	717,150	843,007
Internet Advertising & Fees	186,697	188,507
Corporate	152,577	83,217
Shared assets (a)	143,110	144,129

Total assets	$1,774,232	$1,916,590

(a)
Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

The Company’s long-lived assets by geographic region are as follows:

Long-lived Assets by Geographic Region (a)	September 30, 2009	December 31, 2008
United States	$111,089	$117,738
International	39,874	43,544

Total long-lived assets	$150,963	$161,282

(a)	Long-lived assets are composed of only property and equipment, net.
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
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company is currently party to one civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) pending against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as a putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. On September 14, 2009, the plaintiffs and the Company entered into a Memorandum of Understanding (the “Memorandum of Understanding”) that memorializes the terms pursuant to which the parties intend, subject to Court approval and certification of the proposed class described in the second amended complaint, to settle the ERISA Class Action. The Memorandum of Understanding provides for a payment of $4,250 in full settlement of the claims asserted in the ERISA Class Action, a substantial majority of which will be paid by insurance and contribution from another defendant. The parties to the ERISA Class Action expect to enter into a formal settlement agreement in the near future and to thereafter seek Court approval.

Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, the Company has reversed a previously recorded accrual of $6,850 relating to these matters.
Litigation Relating to the Company’s Discontinued Tickle Business
In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Court has not yet entered a schedule in the case. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2009, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.
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
October 30, 2009

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
Overview
Monster Worldwide is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 50 countries around the world. We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice.
Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career related content. Job seekers can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search our resume database and access other career related services.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan. Despite the continued weakness in the global economy, we believe the long term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.
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

Restructuring Program
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization programs. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. The Company completed all of the initiatives relating to the 2007 restructuring program in the second quarter of 2009 and no new charges will be incurred in the future relating to this program. Since the inception of the 2007 restructuring program, we have incurred $49.1 million of restructuring expenses.
Business Combinations
For the period from January 1, 2008 through September 30, 2009, we completed four business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment
Cinchouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd. (“ChinaHR”)	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
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
For the three and nine months ended September 30, 2009 and 2008, the revenue and costs related to the Company’s discontinued and disposed businesses were segregated from continuing operations and reflected as discontinued operations in the consolidated statement of operations and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Revenue	$—	$190	$—	$6,348
Loss before income taxes	—	(397)	—	(18,654)
Income tax benefit	—	139	—	29,494

Income (loss) from discontinued operations, net of tax	$—	$(258)	$—	$10,840

Results of Operations
Consolidated operating results as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	52.6%	41.1%	50.4%	39.2%
Office and general	27.9%	21.6%	26.3%	21.0%
Marketing and promotion	21.3%	17.4%	23.8%	22.7%
(Reversal of) provision for legal settlements, net	(3.2)%	0.0%	(1.0)%	3.8%
Restructuring and other special charges	0.0%	1.1%	2.3%	1.3%

Total operating expenses	98.6%	81.2%	101.8%	87.9%

Operating income (loss)	1.4%	18.8%	(1.8)%	12.1%
Interest and other, net	(0.0)%	1.6%	0.2%	1.5%

Income (loss) from continuing operations before income taxes and loss in equity interests	1.4%	20.4%	(1.6)%	13.6%
(Benefit from) provision for income taxes	(14.4)%	6.8%	(5.1)%	4.8%
Loss in equity interests, net	(0.5)%	(0.6)%	(0.5)%	(0.7)%

Income from continuing operations	15.3%	13.0%	3.0%	8.1%
Income from discontinued operations, net of tax	0.0%	(0.1)%	0.0%	1.0%

Net income	15.3%	12.9%	3.0%	9.1%

The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Consolidated Revenue, Operating Expenses and Operating Income
Consolidated revenue, operating expenses and operating income for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$214,533	100.0%	$332,189	100.0%	$(117,656)	(35.4)%

Salaries and related	112,833	52.6%	136,506	41.1%	(23,673)	(17.3)%
Office and general	59,841	27.9%	71,834	21.6%	(11,993)	(16.7)%
Marketing and promotion	45,757	21.3%	57,684	17.4%	(11,927)	(20.7)%
(Reversal of) provision for legal settlements, net	(6,850)	(3.2)%	—	0.0%	(6,850)	(100.0)%
Restructuring and other special charges	—	0.0%	3,592	1.1%	(3,592)	(100.0)%

Operating expenses	211,581	98.6%	269,616	81.2%	(58,035)	(21.5)%

Operating income	$2,952	1.4%	$62,573	18.8%	$(59,621)	(95.3)%

Our consolidated revenue decreased $117.7 million, or 35.4%, in the third quarter of 2009 compared to the same period of 2008, which includes $7.4 million of negative foreign translation impact relating to the effect of the strengthening U.S. dollar in 2009 as compared to 2008. Careers — International experienced a 40.5% decrease in revenue and Careers — North America experienced a 38.6% decrease in revenue with both segments negatively impacted by the ongoing global recession which has reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Internet Advertising & Fees revenue remained relatively flat.
Our consolidated operating expenses declined $58 million, or 21.5%, in the third quarter of 2009 compared to the same period of 2008. This reduction in operating expenses primarily relates to our continued focus on cost reductions and operating efficiencies to partially offset the effects of lower revenue as well as the 2009 results including a $6.9 million reversal of a previously recorded provision for legal settlements. The strengthening U.S. dollar favorably impacted our consolidated operating expenses by approximately $6.9 million in the third quarter of 2009, compared to the third quarter of 2008.

Salary and related expenses decreased $23.7 million, or 17.3%, in the third quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from lower variable compensation due to reduced sales volume, targeted global headcount reductions, a benefit in 2009 resulting from a change in actuarial assumptions related to a statutory pension plan as well as the benefit of certain cost reduction initiatives implemented in the first quarter of 2009 that resulted in modifications to employee incentive compensation programs. These reductions in salary and related expenses were partially offset by increased severance costs associated with our targeted global headcount reductions and an increase in stock-based compensation resulting from our broader equity and incentive programs. The strengthening U.S. dollar favorably impacted consolidated salary and related expenses by approximately $3.9 million in the third quarter of 2009, compared to the third quarter of 2008.
Office and general expenses decreased $12.0 million, or 16.7%, in the third quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from a reduction in consulting fees and lower travel and entertainment expenses. These reductions were partially offset by increased costs associated with exiting certain facilities in the third quarter of 2009 and additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investments in our product, new technology and other assets in order to sustain long-term growth. The strengthening U.S. dollar favorably impacted consolidated office and general expenses by approximately $1.9 million in the third quarter of 2009, compared to the third quarter of 2008. Included in office and general expenses in each of the three months ended September 30, 2009 and 2008, respectively, are a net benefit of $0.5 million and a charge of $3.9 million of professional fees and expenses related to the ongoing investigation of our historical stock option grant practices.
Marketing and promotion expenses decreased $11.9 million, or 20.7%, in the third quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the third quarter of 2009 which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Partially offsetting these decreases are additional costs incurred in 2009 relating to the Company’s continuation of the “Keep America Working” tour and the launch of similar initiatives in Europe as well as increased investment in ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The Company believes that these marketing initiatives have resulted in a build up of relevant traffic to Monster.com and our affiliate sites. The strengthening U.S. dollar favorably impacted consolidated marketing and promotion expenses by approximately $1.1 million in the third quarter of 2009, compared to the third quarter of 2008.
In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the proposed and anticipated settlement of the class action and related lawsuits relating to the Company’s historical stock option grant practices. Upon the conclusion of the settlement of the ERISA class action described in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, the Company has reversed a previously recorded accrual of $6.9 million relating to these matters. As a consequence of the Company’s settlement of the ERISA class action and the settlement of the Company’s claims against a former member of senior management, we do not expect to continue to incur significant professional fees or legal fees paid on behalf of former employees and former members of senior management related to or in connection with matters relating to our historical stock option grant practices.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our consolidated operating income was $3.0 million in the third quarter of 2009, compared to operating income of $62.6 million in the third quarter of 2008.

Careers — North America
The operating results of our Careers — North America segment for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$95,204	100.0%	$155,165	100.0%	$(59,961)	(38.6)%

Salaries and related	47,470	49.9%	53,714	34.6%	(6,244)	(11.6)%
Office and general	23,599	24.8%	30,469	19.6%	(6,870)	(22.5)%
Marketing and promotion	18,078	19.0%	27,211	17.5%	(9,133)	(33.6)%
Restructuring and other special charges	—	0.0%	651	0.4%	(651)	(100.0)%

Operating expenses	89,147	93.6%	112,045	72.2%	(22,898)	(20.4)%

Operating income	$6,057	6.4%	$43,120	27.8%	$(37,063)	(86.0)%

Revenue in our Careers — North America segment decreased $60.0 million, or 38.6%, in the third quarter of 2009 compared to the third quarter of 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage.
Salary and related expenses decreased by $6.2 million, or 11.6%, in the third quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $4.9 million of decreased variable compensation expense due to declining sales, $3.2 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and decreased expenses related to temporary employees of $1.3 million. These reductions were partially offset by an increase in severance expense of $2.8 million resulting from targeted headcount reductions in the third quarter of 2009 primarily associated with the Company’s plans for a new Technology Center of Excellence and Innovation in Cambridge, Massachusetts which will allow the Company to shift and add talent and skills to support the Company’s innovation strategy.
Office and general expenses decreased $6.9 million, or 22.5%, in the third quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $5.0 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses and $1.3 million in lower travel related expenses. These decreases in expenses were partially offset by $1.3 million of additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term growth.
Marketing and promotion expenses decreased $9.1 million, or 33.6%, in the third quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the third quarter of 2009, which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Partially offsetting these decreases are additional costs incurred in 2009 relating to the Company’s continuation of the “Keep America Working” tour.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our Careers — North America operating income was $6.1 million in the third quarter of 2009, compared to $43.1 million in the third quarter of 2008.

Careers — International
The operating results of our Careers — International segment for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$84,737	100.0%	$142,441	100.0%	$(57,704)	(40.5)%

Salaries and related	45,915	54.2%	63,524	44.6%	(17,609)	(27.7)%
Office and general	25,373	29.9%	27,328	19.2%	(1,955)	(7.2)%
Marketing and promotion	15,630	18.4%	19,122	13.4%	(3,492)	(18.3)%
Restructuring and other special charges	—	0.0%	2,236	1.6%	(2,236)	(100.0)%

Operating expenses	86,918	102.6%	112,210	78.8%	(25,292)	(22.5)%

Operating (loss) income	$(2,181)	(2.6)%	$30,231	21.2%	$(32,412)	(107.2)%

Our Careers — International segment revenue decreased $57.7 million, or 40.5%, in the third quarter of 2009 compared to the third quarter of 2008. Due to the global economic recession, we are continuing to experience challenging markets across most countries and geographic regions in Europe and Asia, although we did experience stronger performance in certain countries within Asia. Our Careers — International revenue accounted for 39.5% of consolidated revenue in 2009, compared to 42.9% in 2008. The effect of the strengthening U.S. dollar contributed approximately $7.1 million to the decrease in reported revenue, or 5.0% of the percentage decline. The decrease in revenue was partially offset by revenue from ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008.
Salary and related expenses decreased by $17.6 million, or 27.7%, in the third quarter of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $10.8 million of decreased regular salary and benefit costs resulting from decreased headcount in European and a benefit in 2009 resulting from a change in actuarial assumptions related to a statutory pension plan, $3.8 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009, decreased expenses related to temporary employees of $2.1 million, which resulted from our continued effort to reduce operating expenses, and $1.8 million of lower variable compensation due to lower sales. These reductions were partially offset by increased severance costs of $1.1 million associated with our targeted global headcount reduction as well as increased salary expenses associated with ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008.
Office and general expenses decreased $2.0 million, or 7.2%, in the third quarter of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $2.2 million in lower consulting fees and $1.3 million in lower travel related expenses, partially offset by $1.3 million of increased costs primarily associated with exiting certain facilities in the third quarter of 2009.
Marketing and promotion expenses decreased $3.5 million, or 18.3%, in the third quarter of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the third quarter of 2009 which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. These reductions were partially offset by increased costs associated with initiatives in Europe similar to the “Keep America Working” tour in the United States as well as marketing and promotion costs for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our Careers — International operating loss was $2.2 million in the third quarter of 2009, compared to operating income of $30.2 million in the third quarter of 2008.

Internet Advertising & Fees
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and has classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$34,592	100.0%	$34,583	100.0%	$9	0.0%

Salaries and related	11,516	33.3%	12,386	35.8%	(870)	(7.0)%
Office and general	6,064	17.5%	6,055	17.5%	9	0.1%
Marketing and promotion	11,921	34.5%	11,165	32.3%	756	6.8%
Restructuring and other special charges	—	0.0%	251	0.7%	(251)	(100.0)%

Operating expenses	29,501	85.3%	29,857	86.3%	(356)	(1.2)%

Operating income	$5,091	14.7%	$4,726	13.7%	$365	7.7%

Revenue at our Internet Advertising & Fees segment remained flat at $34.6 million in the third quarter of 2009 compared to the third quarter of 2008. Revenue associated with lead generation and display advertising has experienced growth in 2009 despite the challenging advertising climate. This growth was offset by decreased revenue from certain one-time project-based revenue as well as discontinued product offerings. We continue to concentrate our resources on recurring revenue streams, such as lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses decreased $0.4 million in 2009 primarily resulting from $1.0 million of decreased regular salary and benefit costs and $0.7 million of decreased incentive compensation resulting from a modified incentive compensation structure in 2009, partially offset by $0.8 million of increased marketing costs resulting from increased lead generation business and $0.7 million of increased severance costs associated with targeted headcount reductions in the third quarter of 2009.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our Internet Advertising & Fees operating income was $5.1 million in the third quarter of 2009, compared to operating income of $4.7 million in the third quarter of 2008. Operating margin increased to 14.7% in the third quarter of 2009, compared to 13.7% in the third quarter of 2008.
Interest and Other, net
Interest and other, net for the three months ended September 30, 2009 and 2008 resulted in a net expense of $0.05 million and a net benefit of $5.3 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses. The decrease in interest and other, net of $5.35 million resulted from decreased interest income, primarily associated with the significant decline in investment interest rates during 2009 and the Company having lower investment balances, foreign currency gains in 2008 resulting from hedging activities relating to the funding of the ChinaHR acquisition, as well as increased interest expense related to additional borrowings in 2009.
Income Taxes
Income taxes for the three months ended September 30, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008	$ Change	% Change
Income from continuing operations before income taxes	$2,904	$67,856	$(64,952)	(95.7)%
Income taxes	(30,891)	22,734	(53,625)	(235.9)%
Effective tax rate	-1063.7%	33.5%
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30.6 million of accrued tax attributable to uncertain tax positions of which $26.6 million impacts the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $9.0 million, which on a net tax basis impacts the effective rate by $5.7 million. The total benefit reflected in the third quarter income tax provision due to the reversal of tax and interest is $32.3 million.
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

The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $20.0 million in the next twelve months due to the expiration of the statute of limitations.
Diluted Earnings Per Share
Diluted earnings per share from continuing operations in the third quarter of 2009 was $0.27 compared to diluted earnings per share from continuing operations of $0.36 in the third quarter of 2008, primarily resulting from lower operating income from Careers — North America and Careers — International, partially offset by a tax benefit recorded in the third quarter of 2009 relating to the reversal of income tax reserves due to the expiration of the statute of limitations on uncertain tax positions.
The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Consolidated Revenue, Operating Expenses and Operating (Loss) Income
Consolidated revenue, operating expenses and operating (loss) income for the nine months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$691,993	100.0%	$1,052,955	100.0%	$(360,962)	(34.3)%

Salaries and related	348,702	50.4%	412,833	39.2%	(64,131)	(15.5)%
Office and general	181,816	26.3%	221,091	21.0%	(39,275)	(17.8)%
Marketing and promotion	164,401	23.8%	238,514	22.7%	(74,113)	(31.1)%
(Reversal of) provision for legal settlements, net	(6,850)	(1.0)%	40,100	3.8%	(46,950)	(117.1)%
Restructuring and other special charges	16,105	2.3%	13,251	1.3%	2,854	21.5%

Operating expenses	704,174	101.8%	925,789	87.9%	(221,615)	(23.9)%

Operating (loss) income	$(12,181)	(1.8)%	$127,166	12.1%	$(139,347)	(109.6)%

Our consolidated revenue decreased $361.0 million, or 34.3%, in the first nine months of 2009 compared to the same period of 2008, which includes $50.2 million of negative foreign translation impact relating to the effect of the strengthening U.S. dollar in 2009. Careers — International experienced a 38.8% decrease in revenue and Careers — North America experienced a 37.1% decrease in revenue with both segments negatively impacted by the ongoing global recession which has reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Internet Advertising & Fees revenue increased $1.2 million, or 1.2%.
Our consolidated operating expenses declined $221.6 million, or 23.9%, in the first nine months of 2009 compared to the same period of 2008. This reduction in operating expenses primarily relates to our continued focus on cost reductions and operating efficiencies to partially offset the effects of the decreased revenue as well as the first nine months of 2008 including $40.1 million of legal settlement provisions, $6.9 million of which was reversed in the first nine months of 2009. The strengthening U.S. dollar favorably impacted our consolidated operating expenses by approximately $46.5 million in the first nine months of 2009, compared to the first nine months of 2008. Included in office and general expenses in each of the nine months ended September 30, 2009 and 2008, respectively, are $4.8 million and $11.1 million of professional fees and expenses related to the ongoing investigation of our historical stock option grant practices.
Salary and related expenses decreased $64.1 million, or 15.5%, in the first nine months of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from lower variable compensation due to reduced sales volume, targeted global headcount reductions and the benefit of certain cost reduction initiatives implemented in the first quarter of 2009 that resulted in modifications to employee incentive compensation programs, partially offset by an increase in stock-based compensation resulting from our broader equity and incentive programs. The strengthening U.S. dollar favorably impacted consolidated salary and related expenses by approximately $25.0 million in the first nine months of 2009, compared to the first nine months of 2008.

Office and general expenses decreased $39.3 million, or 17.8%, in the first nine months of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from lower travel and entertainment expenses, a reduction in consulting fees and reduced professional fees associated with previously outsourced customer service functions. These reductions were partially offset by additional depreciation expense, primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investments in our product, new technology and other assets in order to sustain long-term growth, and increased costs resulting from the exiting of certain facilities in the third quarter of 2009. The strengthening U.S. dollar favorably impacted consolidated office and general expenses by approximately $10.7 million in the first nine months of 2009, compared to the first nine months of 2008.
Marketing and promotion expenses decreased $74.1 million, or 31.1%, in the first nine months of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009, which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as the “Keep America Working” tour and the launch of similar initiatives in Europe. The Company believes that these marketing initiatives have resulted in a build up of relevant traffic to Monster.com and our affiliate sites. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008. The strengthening U.S. dollar favorably impacted consolidated marketing and promotion expenses by approximately $8.5 million in the first nine months of 2009, compared to the first nine months of 2008.
In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the proposed and anticipated settlement of the class action and related lawsuits relating to the Company’s historical stock option grant practices. Upon the conclusion of the settlement of the ERISA class action described in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, the Company has reversed a previously recorded accrual of approximately $6.9 million relating to these matters in the third quarter of 2009. As a consequence of the settlement of the ERISA class action and settlement of the Company’s claims against a former member of senior management, we do not expect to continue to incur significant professional fees or legal fees paid on behalf of former employees and former members of senior management related to or in connection with matters relating to our historical stock option grant practices.
Restructuring and other special charges increased $2.9 million in the first nine months of 2009 compared to the same period of 2008, primarily resulting from increased costs in 2009 relating to severance, accelerated amortization associated with certain capitalized software which were abandoned in the second quarter of 2009 and facilities consolidations. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, all charges in 2009 relate to the six month period ended June 30, 2009.
Our consolidated operating loss was $12.2 million in the first nine months of 2009, compared to operating income of $127.2 million in the first nine months of 2008.
Careers — North America
The operating results of our Careers — North America segment for the nine months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$316,187	100.0%	$502,983	100.0%	$(186,796)	(37.1)%

Salaries and related	145,606	46.1%	158,724	31.6%	(13,118)	(8.3)%
Office and general	69,467	22.0%	87,114	17.3%	(17,647)	(20.3)%
Marketing and promotion	79,552	25.2%	111,308	22.1%	(31,756)	(28.5)%
Restructuring and other special charges	3,758	1.2%	4,607	0.9%	(849)	(18.4)%

Operating expenses	298,383	94.4%	361,753	71.9%	(63,370)	(17.5)%

Operating income	$17,804	5.6%	$141,230	28.1%	$(123,426)	(87.4)%

Revenue in our Careers — North America segment decreased $186.8 million, or 37.1%, in the first nine months of 2009 compared to the first nine months of 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage.
Salary and related expenses decreased by $13.1 million, or 8.3%, in the first nine months of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $17.3 million of decreased variable compensation expense due to declining sales, $9.5 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and decreased expenses related to temporary employees of $3.5 million. These reductions were partially offset by an increase in regular salary and related benefits of $12.9 million, primarily from higher headcount associated with in-sourcing customer service functions and the targeted expansion of our sales force, increased stock-based compensation expense of $3.0 million, resulting from our broader equity and incentive programs, as well as an additional $3.0 million of severance costs associated with our targeted headcount reduction which primarily occurred in the third quarter of 2009.
Office and general expenses decreased $17.6 million, or 20.3%, in the first nine months of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $13.0 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses, $6.0 million in lower travel related expenses and $3.6 million of lower professional fees associated with previously outsourced customer service functions, which in 2009 are being performed by our employees as part of our strategic decision to build a world-class customer service center in Florence, South Carolina. These decreases in expenses were partially offset by $4.6 million of additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability.
Marketing and promotion expenses decreased $31.8 million, or 28.5%, in the first nine of months of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Partially offsetting these reductions are additional costs incurred in 2009 relating to the Company’s continuation of the “Keep America Working” tour. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges decreased $0.8 million in the first nine months of 2009 compared to the same period of 2008, primarily relating to decreased severance costs in 2009, partially offset by increased costs in 2009 for accelerated amortization associated with certain capitalized software which were abandoned in the second quarter of 2009. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, all charges in 2009 relate to the six month period ended June 30, 2009.
Our Careers — North America operating income was $17.8 million in the first nine months of 2009, compared to $141.2 million in the first nine months of 2008.
Careers — International
The operating results of our Careers — International segment for the nine months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$277,000	100.0%	$452,386	100.0%	$(175,386)	(38.8)%

Salaries and related	144,449	52.1%	192,198	42.5%	(47,749)	(24.8)%
Office and general	75,208	27.2%	87,214	19.3%	(12,006)	(13.8)%
Marketing and promotion	51,846	18.7%	94,432	20.9%	(42,586)	(45.1)%
Restructuring and other special charges	10,368	3.7%	6,752	1.5%	3,616	53.5%

Operating expenses	281,871	101.8%	380,596	84.1%	(98,725)	(25.9)%

Operating (loss) income	$(4,871)	(1.8)%	$71,790	15.9%	$(76,661)	(106.8)%

Our Careers — International segment revenue decreased $175.4 million, or 38.8%, in the first nine months of 2009 compared to the first nine months of 2008. Due to the global economic recession, we are continuing to experience challenging markets across most countries and geographic regions in Europe and Asia, although we did experience stronger performance in certain countries within Asia. Our Careers — International revenue accounted for 40.0% of consolidated revenue in 2009, compared to 43.0% in 2008. The effect of the strengthening U.S. dollar in the first nine months of 2009 contributed approximately $47.6 million to the decrease in reported revenue, or 10.5% of the percentage decline, compared to the first nine months of 2008. The decrease in revenue was partially offset by revenue from ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008.
Salary and related expenses decreased by $47.7 million, or 24.8%, in the first nine months of 2009 compared to the same period of 2008. This reduction in salaries and related expenses resulted primarily from $23.3 million of decreased regular salary and benefit costs resulting from decreased headcount in Europe as well as a benefit in 2009 resulting from a change in actuarial assumptions related to a statutory pension plan, $9.0 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009, $7.3 million of lower variable compensation due to lower sales and decreased expenses related to temporary employees of $6.4 million, which results from our continued effort to reduce operating expenses. These reductions in expenses were partially offset by additional stock-based compensation expenses of $2.3 million resulting from our broader equity and incentive programs.
Office and general expenses decreased $12.0 million, or 13.8%, in the first nine months of 2009 compared to the same period of 2008. This reduction in office and general expenses resulted primarily from $7.9 million in lower travel related expenses and $7.6 million in lower consulting fees. These decreases in expenses were partially offset by $3.2 million of increased facility costs primarily relating to the exiting of certain facilities in the third quarter of 2009 as well as $2.2 million of increased depreciation expense primarily associated with the capitalized labor related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability.
Marketing and promotion expenses decreased $42.6 million, or 45.1%, in the first nine months of 2009 compared to the same period of 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009 which included significant reductions in offline media and concentration on effective and productive online media investments. These reductions were partially offset by increased costs associated with initiatives in Europe similar to the “Keep America Working” tour in the United States as well as marketing and promotion costs for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges increased $3.6 million in the first nine months of 2009 compared to the same period of 2008, primarily relating to increased costs in 2009 for accelerated amortization associated with certain capitalized software which were abandoned in the second quarter of 2009 and increased severance costs. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our Careers — International operating loss was $4.9 million in the first nine months of 2009, compared to operating income of $71.8 million in the first nine months of 2008.

Internet Advertising & Fees
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and has classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the nine months ended September 30, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$98,806	100.0%	$97,586	100.0%	$1,220	1.2%

Salaries and related	34,674	35.1%	37,992	38.9%	(3,318)	(8.7)%
Office and general	17,670	17.9%	18,933	19.4%	(1,263)	(6.7)%
Marketing and promotion	32,272	32.7%	31,340	32.1%	932	3.0%
Restructuring and other special charges	616	0.6%	1,370	1.4%	(754)	(55.0)%

Operating expenses	85,232	86.3%	89,635	91.9%	(4,403)	(4.9)%

Operating income	$13,574	13.7%	$7,951	8.1%	$5,623	70.7%

Revenue at our Internet Advertising & Fees segment increased $1.2 million, or 1.2%, in the first nine months of 2009 compared to the first nine months of 2008. The increase in revenue is primarily attributed to growth in lead generation, principally associated with the education and military recruiting sales channels, as well as increases in display advertising relating to consumer and recruitment media. These increases were partially offset by decreases in revenue from certain one-time project-based revenue as well as discontinued product offerings. We continue to concentrate our resources on recurring revenue streams, such as lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses decreased $4.4 million in 2009, primarily as the result of $3.1 million of decreased incentive compensation, resulting from a modified incentive compensation structure in 2009, $1.4 million of decreased consulting fees in 2009 and $0.8 million of decreased travel and entertainment, partially offset by increased marketing and promotion expenses of $0.9 million.
Restructuring and other special charges decreased $0.8 million in the first nine months of 2009 compared to the same period of 2008. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there are no restructuring charges recorded in the third quarter of 2009.
Our Internet Advertising & Fees operating income was $13.6 million in the first nine months of 2009, compared to operating income of $8.0 million in the first nine months of 2008. Operating margin increased to 13.7% in 2009 compared to 8.1% in 2008.
Interest and Other, net
Interest and other, net for the nine months ended September 30, 2009 and 2008 resulted in a net benefit of $1.2 million and a net benefit of $15.7 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses. The decrease in interest and other, net of $14.5 million resulted from decreased interest income, primarily associated with the significant decline in investment interest rates during 2009 and the Company having lower investment balances, foreign currency gains in 2008 primarily resulting from the settlement of intercompany balances with several European subsidiaries, as well as increased interest expense related to additional borrowings in 2009.
Income Taxes
Income taxes for the nine months ended September 30, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008	$ Change	% Change
(Loss) income loss from continuing operations before income taxes	$(10,950)	$142,889	$(153,839)	(107.7)%
Income taxes	(35,463)	50,030	(85,493)	(170.9)%
Effective tax rate	323.9%	35.0%
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30.6 million of accrued tax attributable to uncertain tax positions of which $26.6 million impacts the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $9.0 million, which on a net tax basis impacts the effective rate by $5.7 million. The total benefit reflected in the third quarter income tax provision due to the reversal of tax and interest is $32.3 million.

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
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $20.0 million in the next twelve months due to the expiration of the statute of limitations.
Diluted Earnings Per Share
Diluted earnings per share from continuing operations in the first nine months of 2009 was $0.17 compared to diluted earnings per share from continuing operations of $0.70 in the first nine months of 2008, primarily resulting from lower operating income from Careers — North America and Careers — International, partially offset by a tax benefit recorded in the third quarter of 2009 relating to the reversal of income tax reserves due to the expiration of the statute of limitations on uncertain tax positions.
Financial Condition
The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

	September 30,	December 31,	Change
(dollars in thousands)	2009	2008	$	%
Cash and cash equivalents	$187,477	$222,260	$(34,783)	(15.6)%
Marketable securities (current and non-current)	96,435	91,772	4,663	5.1%

Cash and cash equivalents and marketable securities	$283,912	$314,032	$(30,120)	(9.6)%

Percentage of total assets	16.0%	16.4%

Our borrowings under our credit facility decreased in the nine months ended September 30, 2009 to $50.0 million from $55.0 million as of December 31, 2008.
Consolidated cash flows for the nine months ended September 30, 2009 and 2008 are as follows:

	September 30,	September 30,	Change
(dollars in thousands)	2009	2008	$	%
Cash provided by operating activities of continuing operations	$11,968	$244,853	$(232,885)	(95.1)%
Cash (used for) provided by investing activities of continuing operations	(47,313)	118,750	(166,063)	(139.8)%
Cash (used for) provided by financing activities of continuing operations	(11,230)	120,848	(132,078)	(109.3)%
Cash used in discontinued operations	—	(4,091)	4,091	100.0%
Effect of exchange rates on cash	11,792	(4,980)	16,772	336.8%
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, money market funds and commercial paper that matures within three months of its origination date and in marketable securities. Due to the current state of the financial markets, we have redeployed our excess cash during 2008 and 2009 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign debt obligations, bank deposits at prime money center banks and municipal bonds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have marketable securities primarily invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $5.5 million auction rate securities redeemed at par value on October 9, 2009 by the issuer and the $8.3 million par value auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of September 30, 2009, as described below) in the consolidated balance sheets as of December 31, 2008 and September 30, 2009.
As of September 30, 2009, we held $91.1 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 33 years. The majority of these securities have been issued by state-related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. While we continue to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.78% at September 30, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. We used third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features. We also used available data sources for market observables, which were primarily derived from third party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparable securities or a benchmark index were not available, industrial averages were used or standard assumptions based on industry practices were used.
Based on these valuations, the auction rate securities with an original par value and cost of $91.1 million were written down to an estimated fair value of $89.6 million as of September 30, 2009. The write-down of these securities resulted in an unrealized loss of $0.2 million, reported in interest and other, net in the consolidated statement of operations for the nine months ended September 30, 2009 (relating to the auction rate securities marketed and sold by UBS, see below), and an unrealized gain of $0.3 million for the nine months ended September 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. For the year ended December 31, 2008, the Company recorded an unrealized loss of $1.6 million, which was reflected in accumulated other comprehensive income. The losses in accumulated other comprehensive income are deemed to be a temporary impairment.
Included in the Company’s auction rate securities portfolio are approximately $8.3 million of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agreed to provide loans through June 30, 2010 up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans would be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $0.2 million as a charge to interest and other in the consolidated statement of operations for the nine months ended September 30, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of September 30, 2009.

We believe that our current cash and cash equivalents, revolving credit facility and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and overall hiring demand.
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintains the Company’s existing $250.0 million revolving credit facility and provides for a new $50.0 million term loan facility, providing for a total of $300.0 million in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal with $5.0 million payable on each anniversary of the Amendment Closing Date and the remaining $35.0 million due at maturity.
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (which rate is based on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (which rate is based on the Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increases the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. As of September 30, 2009, the Company was in full compliance with its covenants. Also on the Amendment Closing Date the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At September 30, 2009, the utilized portion of this credit facility was $50.0 million in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1.8 million for standby letters of credit. As of September 30, 2009, $248.2 million was unused on the Company’s revolving credit facility. At September 30, 2009, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.07%, respectively. As of September 30, 2009, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.26%.
In 2009, we are incurring tax losses and are not paying significant taxes in the United States. We expect to claim a tax loss carry back refund after the year closes. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives, prior business reorganization plans and discontinued operations. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. As of June 30, 2009, the Company had completed all of the initiatives relating to the 2007 restructuring program and no new charges will be incurred in the future relating to this program.
Cash Flows
As of September 30, 2009, we had cash, cash equivalents and total marketable securities of $283.9 million, compared to $314.0 million as of December 31, 2008. Our decrease in cash, cash equivalents and total marketable securities of $30.1 million in the first nine months of 2009 primarily results from $38.7 million of capital expenditures, partially offset by $12.0 million of cash provided by operating activities.
Cash provided by operating activities of continuing operations was $12.0 million for the nine months ended September 30, 2009, lower by $232.9 million from $244.9 million in 2008, primarily resulting from decreases in net income of $75.2 million, accounts payable, accrued expense and other liabilities of $76.5 million and deferred revenue of $40.1 million.
Cash used for investing activities was $47.3 million for the nine months ended September 30, 2009, lower by $166.1 million from cash provided by investing activities of $118.8 million for the nine months ended September 30, 2008. This decrease is primarily a result of reduced sales and maturities of marketable securities of $499.0 million, partially offset by $174.7 million of lower purchases of marketable securities, the 2008 period including $126.2 million in payments for acquisitions and decreased capital expenditures in 2009 of $32.6 million.
Cash used for financing activities was $11.2 million for the first nine months ended September 30, 2009, lower by $132.1 million from cash provided by financing activities of $120.8 million for the nine months ended September 30, 2008. This decrease is primarily a result of decreased net borrowings on our credit facility of $253.8 million, partially offset by decreased purchases of common stock of $123.8 million.
Share Repurchase Plan
As of September 30, 2009, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair-value as described in ASC 820 (formerly SFAS 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principals generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS put option (as discussed above under the heading Liquidity and Capital Resources) and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,094	$—	$—	$14,094
Bank time deposits	—	46,849	—	46,849
Commercial paper	—	93,157	—	93,157
Government bonds foreign	—	8,884	—	8,884
Tax exempt auction rate bonds	—	—	89,565	89,565
UBS put option	—	—	142	142

Total Assets	$14,094	$148,890	$89,707	$252,691

Liabilities:
Lease exit liability	$—	$—	$25,085	$25,085

Total Liabilities	$—	$—	$25,085	$25,085

The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions	(900)
Unrealized gain included in other comprehensive income	306
Unrealized loss included in interest and other, net	(188)

Balance, September 30, 2009	$89,565

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	142

Balance, September 30, 2009	$142

Lease Exit
Liability
Balance, December 31, 2008	$—
Transfers into Level 3	25,085

Balance, September 30, 2009	$25,085

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility, which approximates fair value due to market interest rates.
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
Fair Value Measurements
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Our debt consists of borrowings under our credit facility, which approximates fair value due to market interest rates.
Asset Impairment
Business Combinations, Goodwill and Intangible Assets. We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.
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
Income Taxes
We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non- vested stock to employees, directors and executive officers.
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
Equity Investments
Gains and losses in equity interest for the three and nine months ended September 30, 2009, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.
In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.
Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 30, 2009.
Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
Fair Value Measurement of Liabilities
In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk ,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Foreign Exchange Risk
During the three and nine month periods ended September 30, 2009, revenue from our international operations accounted for 39.5% and 40.0%, respectively, of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three and nine month periods ended September 30, 2009 contributed approximately $7.4 million and $50.2 million, respectively, to the decrease in reported revenue, compared to the corresponding periods of 2008.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds as of September 30, 2009 of $177.4 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $8.9 million, $17.7 million and $35.5 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and nine month periods ended September 30, 2009, our cumulative translation adjustment account decreased $42.6 million and $45.0 million, respectively, primarily attributable to the strengthening of the U.S. dollar against the Euro, Korean Won and British Pound.
Interest Rate Risk
Credit Facility
As of September 30, 2009, our debt was comprised of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings available under our credit facility was fully drawn during the third quarter of 2009, we would have had $300.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.7 million for the three month period ended September 30, 2009. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on September 30, 2009, we would have had $51.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.1 million for the three month period ended September 30, 2009. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, sovereign commercial paper, bank time deposits and government bonds that mature within six months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates would have changed our annual pretax earnings by approximately $0.7 million for the three month period ended September 30, 2009.

Other Market Risks
Investments in Auction Rate Securities
As of September 30, 2009, the Company held $91.1 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 6, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate securities with the original par value and cost of $91.1 million were written down to an estimated fair value of $89.6 million, resulting in an unrealized loss of $0.2 million, reported in interest and other, net in the consolidated statement of operations for the nine months ended September 30, 2009 (relating to the auction rate securities marketed and sold by UBS, see Note 6, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q), and an unrealized gain of $0.3 million for the nine months ended September 30, 2009 that has been reflected in accumulated other comprehensive income, a component of stockholders’ equity. This loss recorded to other comprehensive income is deemed to be a temporary impairment. We may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 100-basis-point loss from the par value of these investments would have resulted in a $0.9 million impairment as of September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster Worldwide’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Monster Worldwide’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster Worldwide has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster Worldwide’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster Worldwide’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster Worldwide’s disclosure controls and procedures were effective.
There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company is currently party to one civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) pending against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as a putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. On September 14, 2009, the plaintiffs and the Company entered into a Memorandum of Understanding (the “Memorandum of Understanding”) that memorializes the terms pursuant to which the parties intend, subject to Court approval and certification of the proposed class described in the second amended complaint, to settle the ERISA Class Action. The Memorandum of Understanding provides for a payment of $4.3 million in full settlement of the claims asserted in the ERISA Class Action, a substantial majority of which will be paid by insurance and contribution from another defendant. The parties to the ERISA Class Action expect to enter into a formal settlement agreement in the near future and to thereafter seek Court approval.

Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, the Company has reversed a previously recorded accrual of $6.9 million relating to these matters.
Litigation Relating to the Company’s Discontinued Tickle Business
In May 2008, Fotomedia Technologies, LLC filed suit against the Company’s Tickle business for allegedly infringing three patents by operating photo sharing services on a website operated by Tickle. The lawsuit—entitled Fotomedia Technologies, LLC v. Fujifilm U.S.A., Inc., et al. (Civil Action No. 2:08-cv-203)—is pending in the United States District Court for the Eastern District of Texas and there are 23 other named defendants. The plaintiff seeks a permanent injunction and monetary relief. The Court has not yet entered a schedule in the case. The Company took down the website accused of infringement for reasons unrelated to the lawsuit and intends to vigorously defend this matter.

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

10.1
Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein. (1)

10.2
Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent. (2)

10.3	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent. (3)

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: October 30, 2009	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: October 30, 2009	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: October 30, 2009	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein. (1)

10.2
Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent. (2)

10.3	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent. (3)

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2009.