Form 10-K
period 2009-12-31
MONSTER WORLDWIDE INC
filed 2010-02-04
CIK 1020416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,481,362,915 as of June 30, 2009, the last business day of the registrant’s second fiscal quarter of 2009.
As of January 20, 2010, there were 125,604,189 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

Special Note About Forward-Looking Statements
We make forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents; volatility in our stock price; risks associated with government regulation; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ii

PART I
ITEM 1. BUSINESS
Introduction
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”), parent company of Monster®, the premier global online employment solution, strives to inspire people to improve their lives. With a local presence in key markets in North America, Europe, Asia and Latin America, Monster works by connecting employers with quality job seekers at all levels and by providing personalized career advice to consumers globally. Through online media sites and services, Monster Worldwide delivers highly targeted audiences to advertisers. The Company is a member of the S&P 500 Index.
Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is http://about-monster.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our website, free of charge, under the caption “Investor Relations — SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practical after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.
Agreement to Acquire HotJobs Business from Yahoo! Inc.
On February 3, 2010, Monster entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which Monster has agreed to acquire from Yahoo! substantially all assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225 million in cash payable at the closing of the transaction. The closing is subject to customary conditions to closing, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months in Yahoo!’s sole discretion in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a governmental authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
In connection with the transaction, Monster and Yahoo! entered into certain other ancillary agreements to be effective as of the closing of the acquisition, including (i) a license agreement, pursuant to which Yahoo! will grant to Monster a license of certain patents and trade secrets for use by Monster, and Monster will agree to grant back to Yahoo! a license of the technology, trade secrets and patents assigned to Monster under the Asset Purchase Agreement, (ii) a transition services agreement to ensure Monster’s ability to operate the HotJobs business for a period of six months following the closing (as such time period may be extended in Monster’s discretion by up to three additional months) and (iii) a commercial traffic agreement, pursuant to which Yahoo! has agreed to place hyperlinks on Yahoo!’s homepages in the United States and Canada and certain other Yahoo! properties designed to direct user traffic to Monster.com and Monster.ca.
Our Strategy
Monster Worldwide’s long-term business strategy is designed to capitalize on the numerous opportunities that exist in the global online recruitment marketplace and related markets. Our strategy calls for strategic investment in product, technology, brand support and customer service to expand our global leadership position in an effort to achieve long-term growth and profitability and create shareholder value. In support of this strategy, we are investing in our operations on a global basis while controlling the growth of operating expenses.
Monster’s focus is on the needs of its customers, both employers and job seekers. We have created and introduced new products and services to improve the seeker experience while also developing deeper relationships with our employer customers. Through innovative products and a rebuilt website, we offer greater value to all job seekers who look to manage their careers, even those seekers who are not actively engaged in a job search. The improvements we have made to our product offerings and services are designed to enhance seeker engagement and increase job response rate. We believe that more active seeker engagement will translate directly into higher quality candidates for our employer customers. For employers, we have introduced tools and features that allow them to more efficiently and effectively attract and find the most relevant candidates for their job openings.

Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our innovative and proprietary semantic resume and job search database product to customers based upon Trovix search technology, which we have branded 6Sense™.
Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. Through our recent new product introduction and the multiple alliances we share with other companies that serve the human resources community, we have increased the number of products we now provide customers beyond the core job postings and resume database offerings. We offer our customers online recruitment media solutions throughout our network, application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.
We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “eCommerce” channel, where the customer can post jobs and access the resume database without sales force involvement. We have integrated our field and telesales forces in the United States and aligned our sales resources into seven regions so we can operate more efficiently and provide a high touch, consultative service to customers. We believe that we are well positioned to effectively extend our geographic sales coverage and increase the penetration of existing customers.
In order to support our new product launch and our expanded sales resources, we have invested in our customer service capabilities on a global basis. We have in-sourced, centralized and standardized our global call center operations to create a customer focused, proactive value added model.
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
Our growth strategy includes global geographic expansion. We believe there is a large opportunity to extend our penetration in existing markets in Europe, Asia and Latin America, in addition to extending our presence beyond the markets we currently serve. In October 2008, we completed the acquisition of China HR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”), a leading online recruiter, serving employers and job seekers in major provinces in the People’s Republic of China. We believe there exists a significant opportunity to expand our presence in the People’s Republic of China over time. Additionally, in November 2008, the Company acquired a 50% equity interest in a company that provides online employment solutions in Australia.
We are also committed to entering adjacent markets. Our acquisition in January 2008 of Affinity Labs Inc. (“Affinity Labs”) has allowed us to provide highly relevant content to our job seekers through a portfolio of professional and vocational communities, which we call “Monster Communities.” It also provides employers access to a large, “hard-to-reach” pool of job candidates and allows us to expand our core product more aggressively.
Our Services
We operate in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. For the year ended December 31, 2009, these operating segments represented approximately 45%, 40% and 15% of our consolidated revenue, respectively. During the second quarter of 2008, we discontinued the operations of Tickle Inc., an online property within the Internet Advertising & Fees segment, which no longer fit the Company’s long term growth plans. During the year ended December 31, 2006, we disposed of our global Advertising & Communications business to focus our resources on building the Monster franchise and expanding the content of our online businesses. See Note 17 to our consolidated financial statements for further discussion of our segment results.

Careers (North America and International)
Monster is the premier global online employment solution, striving to inspire people to improve their lives. Monster has a presence in approximately 50 countries around the world. With a local presence in key markets in North America, Europe, Asia and Latin America, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes on each of our career websites. Monster also offers premium career services at a fee to job seekers, such as resume writing and a resume distribution service. Employers and human resources companies pay to post jobs, search our resume database, and utilize career site hosting and other services.
Monster has traditionally targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. However, we have also begun to concentrate our efforts on expanding our penetration into the small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies that extend our presence with local and regional job seekers in various markets across the United States.
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
Revenue for the Internet Advertising & Fees segment is derived primarily from three types of services: lead generation, display advertising and products sold to consumers for a fee. Lead generation is a highly scalable direct response business in which marketers pay for connections to consumers whose demographics and interests match the requirements of specific business offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our clients with targeted and valuable leads. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster’s websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for the promotion of products and services as consumers are actively looking for new ideas and solutions. Premium content and services is the final service provided under the Internet Advertising & Fees segment and allows consumers to pay for access to information and tools that provide greater support in the development of their educational and career opportunities.
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
Sales and Marketing
The Company’s sales resources consist of field sales, telesales, and a self service eCommerce channel. Our sales activities are geared towards large, medium and small companies as well as government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as enterprise, SMBs, government, healthcare and staffing. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is currently most heavily used by smaller employers. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network. New sales representatives who join the sales force during the year undergo a rigorous training program.

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
Competition
The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and to incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, general classified advertising websites, professional networking and social networking websites, traditional media companies (primarily newspaper publishers), Internet portals, search engines and general-interest websites such as blogs. The barriers to entry into Internet businesses like ours are relatively low. As a result, new competitors continuously arise. Low-cost and free classified advertising websites are gaining increased acceptance with employers. Professional networking websites have also made significant strides in attracting employers who in the past had focused on traditional media and large job boards. Additionally, over the past several years many niche career websites have been launched targeted at specific industry verticals.
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
Intellectual Property
Our success and ability to compete are dependent in part on the protection of our domain names, trademarks, trade names, service marks, patents and other proprietary rights. We rely on copyright laws to protect the original website content that we develop. In addition, we rely on federal, state and foreign trademark laws to provide additional protection for the identifying marks appearing on and the design and appearance of our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trademark laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us.
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
Employees
As of January 20, 2010, we employed approximately 5,700 people worldwide, a decrease over the prior year primarily resulting from targeted headcount reductions in 2009.
Executive Officers
As of January 20, 2010, our executive officers were as follows:

Name	Age	Position
Salvatore Iannuzzi	56	Chairman of the Board, President and Chief Executive Officer
Timothy T. Yates	62	Executive Vice President and Chief Financial Officer
Darko Dejanovic	39	Executive Vice President, Global Chief Information Officer and Head of Product
James M. Langrock	44	Senior Vice President, Finance and Chief Accounting Officer
Lise Poulos	51	Executive Vice President and Chief Administrative Officer
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

James M. Langrock has been Senior Vice President, Finance and Chief Accounting Officer since May 2008. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2008. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.
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
ITEM 1A. RISK FACTORS
The existing global economic and financial market environment has had, and may continue to have, a negative affect on our business and operations.
Because demand for our services is sensitive to changes in the level of economic activity, our business has suffered during economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services is reduced, which leads to lower sales. If the current economic downturn continues or worsens, demand for our services and our sales may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.
The continuing volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.
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
Low-cost and free classified advertising websites are gaining increased acceptance with employers. Professional networking websites have also made significant strides in attracting employers who in the past have focused on traditional media and large job boards. Additionally, over the past several years many niche career websites have been launched targeted at specific industry verticals.
Many of our competitors, or potential competitors, have long operating histories, and some may have greater financial resources, management, technological development, sales, marketing and other resources than we do. Some of our competitors have more diversified businesses or may be owned by entities engaged in other lines of business, allowing them to operate their directly competitive operations at lower margins than our operations. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.
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
While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with applicable laws, regulations, requirements or our policies related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users and could expose us to fines and penalties and could required us to expend significant sums in connection with any failure or perceived failure, each of which could adversely affect our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business.
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
We do not have multiple site redundancy for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed, and intend to continue assessing the need to distribute, our servers among additional data centers. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

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
As part of our ongoing business strategy we engage in discussions from time to time with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. If we are unable to identify future acquisition opportunities or reach agreements with such third parties, there could be a material adverse effect on our business, growth rates and results of operations.
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
Our business has grown rapidly, both internally and through acquisitions. This expansion has resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business continues to grow rapidly, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend, to a significant extent, on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be harmed.
If our divested businesses fail to satisfy obligations relating to their operations, we could face third-party claims seeking to hold us liable for those obligations.
In 2003, we completed the spin-off of Hudson Highland Group, Inc. to our stockholders. In June 2005, we sold our Directional Marketing business, and during 2006 we disposed of our global Advertising & Communications business in five separate transactions. We remain contingently liable to third parties for some obligations of these divested businesses, such as real estate leases assumed by the divested businesses, if the divested businesses fail to meet their obligations. Our financial condition and results of operations could be significantly harmed if we receive third-party claims relating to liabilities of our divested businesses.
We face risks relating to our foreign operations.
We have a presence in approximately 50 countries around the world. We earned 42%, 45% and 39% of our total revenue outside of the United States in the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have been experiencing heightened volatility in recent quarters and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.
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
We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2009, our goodwill and amortizable intangible assets were $969.6 million.

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
From time to time, we may become involved in litigation or other proceedings in the ordinary course of business. It is possible that such litigation or proceedings may significantly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in New York, New York, where we occupy approximately 26,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 247,000 square feet of leased space. We also lease additional facilities in the United States in: Bedford, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Denver, Colorado; Florence, South Carolina; Indianapolis, Indiana; Laguna Hills, California; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; Raleigh, North Carolina; San Francisco, California; Tempe, Arizona; Washington, D.C; and Cambridge, Massachusetts. Our domestic properties are used generally by our Careers — North America and Internet Advertising & Fees segments.
We also maintain leased facilities internationally in: Austria; Belgium; Canada; Czech Republic; France; Germany; Hong Kong; Hungary; India; Ireland; Italy; Luxembourg; Malaysia; Mexico; the Netherlands; Norway; the People’s Republic of China; Poland; Russia; Singapore, the Republic of Korea; Spain; Sweden; Switzerland; Turkey; and the United Kingdom. Our international properties are used generally by our Careers — International segment.
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
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company is currently party to one civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) pending against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as a putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. The plaintiffs and the Company entered into a Memorandum of Understanding on September 14, 2009 and entered into a Class Action Settlement Agreement (the “Settlement Agreement”) on November 9, 2009. The Settlement Agreement sets forth the terms pursuant to which the parties intend, subject to Court approval and certification of the proposed class described in the second amended complaint, to settle the ERISA Class Action. The Settlement Agreement provides for a payment of $4.3 million in full settlement of the claims asserted in the ERISA Class Action, a substantial majority of which will be paid by insurance and contribution from another defendant. The effectiveness of the Settlement Agreement is subject to Court approval and certification of the proposed class. On December 3, 2009, the Court granted preliminary approval of the proposed settlement, which included certification of the class members. Notice to the class has been sent and a final hearing on the merits of the proposed settlement is expected to occur in the near future.

Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6.9 million relating to these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.” We transferred the listing of our Common Stock from the NASDAQ Global Select Market to the New York Stock Exchange on November 10, 2008.
As of January 20, 2010, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $17.22. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange or the NASDAQ Global Select Market, as applicable.

2009	High	Low
First Quarter	$12.73	$5.95
Second Quarter	$15.00	$7.91
Third Quarter	$19.28	$9.47
Fourth Quarter	$18.75	$13.63

2008	High	Low
First Quarter	$32.66	$23.05
Second Quarter	$29.33	$19.98
Third Quarter	$20.95	$14.55
Fourth Quarter	$15.29	$8.91
Holders
As of January 20, 2010, there were 2,630 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.
Dividends
We have never declared or paid any cash dividends on our stock, and we do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends, if any, will be at the discretion of our Board and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our credit agreement restricts, in certain circumstances, the payment of dividends on our stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2009 with respect to the Company’s equity compensation plans which have been approved by its stockholders. The Company does not have any equity compensation plans that were not approved by its stockholders.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted-Average	(Excluding Securities
	be Issued Upon	Exercise Price of	to be Issued Upon
	Exercise of	Outstanding	Exercise of Outstanding
	Outstanding Options,	Options, Warrants	Options, Warrants
Plan Category	Warrants and Rights	and Rights	and Rights )
Equity compensation plans approved by security holders	2,715,825	$29.16	6,936,437
Equity compensation plans not approved by security holders	—	—	—

Total	2,715,825	$29.16	6,936,437

Stock Performance Graph
The following performance graph and related information shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2004 to December 31, 2009, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2004 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.
Comparison of Five Year Cumulative Total Return
Among Monster Worldwide, Inc., The S&P 500 Index
and The RDG Internet Composite Index

Issuance of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected financial data for the five years ended December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.
STATEMENTS OF OPERATIONS DATA:

	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
Revenue	$905,142	$1,343,627	$1,323,804	$1,080,187	$791,746

Salaries and Related, Office & General and Marketing & Promotion	895,281	1,110,375	1,082,274	846,109	641,707
(Reversal of) Provision for legal settlements, net	(6,850)	40,100	—	—	—
Restructuring and other special charges	16,105	16,407	16,597	—	—
Amortization of Intangibles	9,417	6,790	5,701	7,670	8,375

Total operating expenses	913,953	1,173,672	1,104,572	853,779	650,082

Operating (loss) income	$(8,811)	$169,955	$219,232	$226,408	$141,664
Income from continuing operations	$18,927	$114,489	$150,095	$151,836	$91,646
Net income	$18,927	$124,793	$146,399	$37,137	$98,194

Basic earnings per share:
Income from continuing operations	$0.16	$0.95	$1.17	$1.19	$0.75
Income (loss) from discontinued operations, net of tax	—	0.09	(0.03)	(0.90)	0.05

Basic earnings per share*	$0.16	$1.04	$1.14	$0.29	$0.80

Diluted earnings per share:*
Income from continuing operations	$0.16	$0.94	$1.15	$1.16	$0.73
Income (loss) from discontinued operations, net of tax	—	0.09	(0.03)	(0.87)	0.05

Diluted earnings per share *	$0.16	$1.03	$1.12	$0.28	$0.79

*	Earnings per share may not add in certain periods due to rounding.
BALANCE SHEET DATA(a):
(Dollars in thousands)

	2009	2008	2007	2006	2005
Total Current Assets	$645,493	$682,821	$1,184,965	$1,123,808	$773,059
Total Current Liabilities	507,156	723,708	828,660	826,244	705,945
Total Assets	1,827,190	1,916,590	2,077,810	1,969,803	1,678,715
Long-Term Liabilities	186,870	145,609	132,649	33,874	39,430
Total Stockholders’ Equity	$1,133,164	$1,047,273	$1,116,501	$1,109,685	$933,340
(a) Years 2005 through 2007 include assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the Company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents; volatility in our stock price; risks associated with government regulation; the outcome of pending litigation; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.
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
Our services and solutions include searchable job postings, a resume database, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search our resume database and access other career-related services.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan. Despite the continued weakness in the global economy, we believe the long term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We believe we are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.
We also operate a network of websites that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users through personalization, community features and enhanced content. We believe there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.
Business Combinations
During the period January 1, 2007 through December 31, 2009, we completed the following business combinations. Although none of the following acquisitions was considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees
Arbeidskamerater AS (Norway)	January 10, 2007	Careers — International

Restructuring Program
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization programs. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. These initiatives were introduced to reduce the growth rate of operating expenses in certain areas and to focus more of our resources on new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program, we have incurred $49.1 million of restructuring expenses. We completed all of the initiatives relating to the 2007 restructuring program in the second quarter of 2009, and no new charges will be incurred in the future relating to this program.
Discontinued Operations
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. Our decision was based upon Tickle’s non-core offerings, which no longer fit our long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s discontinued operations for the year ended December 31, 2008 included the write-down of $13.2 million of long-lived assets, an income tax benefit of $29.8 million and a net loss of $6.3 million from its operations. The income tax benefit included $26.0 million of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3.9 million of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets. We incurred losses net of tax related to Tickle of $2.9 million for the year ended December 31, 2007.
The operations of our disposed businesses have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Revenue	$—	$6,470	$27,505

Loss before income taxes	—	(6,331)	(6,027)
Income tax benefit	—	(2,501)	(2,331)

Loss from discontinued operations, net of tax	—	(3,830)	(3,696)

Pre-tax loss on Sale or disposal of discontinued operations	—	(13,201)	—
Income tax benefit	—	(27,335)	—

Gain on sale or disposal of business, net of tax	—	14,134	—

Income (loss) from discontinued operations, net of tax	$—	$10,304	$(3,696)

The provision for income taxes reported in discontinued operations differs from the tax benefit computed at our federal statutory income tax rate primarily as a result of the loss in investment for the year ended December 31, 2008.
Stock Option Investigation
In the second quarter of 2008, we recorded a $40.1 million provision for legal settlements, net, relating to estimated settlements, costs and expenses arising out of the legal actions regarding the Company’s historical stock option granting practices, which included approximately $25.1 million for the settlement of the securities class action regarding the Company’s historical stock option granting practices. In July 2008, we agreed to settle the securities class action, subject to court approval. Court approval was received in October 2008. Under the terms of the settlement, the defendants paid $47.5 million to the class, of which the Company’s cost was approximately $25.1 million, net of its insurance recovery and contribution from another defendant. Also recorded in the provision for legal settlements, net, in the second quarter of 2008 was approximately $15.0 million for estimated expenses relating to the other outstanding litigation in connection with the Company’s historical stock option granting practices.
In May 2009, we agreed, without admitting or denying wrongdoing, to pay a $2.5 million penalty to the SEC to settle claims arising out of the SEC’s inquiry into the Company’s historical stock option granting practices.
In September 2009, we entered into a Memorandum of Understanding with the plaintiffs in the last action pending against the Company in connection with its historical stock option granting practices (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)), and in November 2009, we entered into a Class Action Settlement Agreement (the “Settlement Agreement”) with the plaintiffs in the ERISA Class Action. The Settlement Agreement provides that the Company will pay $4.3 million in full settlement of the claims asserted in the ERISA Class Action (a substantial majority of which will be paid by insurance and contribution from another defendant). The effectiveness of the Settlement Agreement is subject to Court approval and certification of the proposed class. On December 3, 2009, the Court granted preliminary approval of the proposed settlement, which included certification of the class members. Notice to the class has been sent and a final hearing on the merits of the proposed settlement is expected to occur in the near future.

Additionally, in 2009, 2008 and 2007, we recorded a net benefit of $10.1 million (primarily relating to payments from former associates), a net charge of $4.4 million (net of reimbursements of $12.4 million primarily from former associates) and a net charge of $19.1 million (net of reimbursements of $4.5 million primarily from insurance carriers), respectively, of professional fees as a direct result of the investigation into our historical stock option granting practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation the United States Attorney for the Southern District of New York and the preparation and review of our restated consolidated financial statements.
Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6.9 million relating to these matters.
RESULTS OF OPERATIONS
Consolidated operating results as a percent of revenue for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%

Salaries and related	51.2%	40.4%	39.6%
Office and general	25.6%	21.0%	20.3%
Marketing and promotion	23.2%	21.7%	22.2%
(Reversal of) provision for legal settlements, net	(0.8)%	3.0%	0.0%
Restructuring and other special charges	1.8%	1.2%	1.3%

Total operating expenses	101.0%	87.4%	83.4%

Operating (loss) income	(1.0)%	12.6%	16.6%
Interest and other, net	(0.6)%	1.3%	1.9%

(Loss) income from continuing operations before income taxes and loss in equity interests	(1.6)%	13.9%	18.5%
(Benefit from) provision for income taxes	(4.2)%	4.8%	6.5%
Loss in equity interests, net	(0.5)%	(0.6)%	(0.6)%

Income from continuing operations	2.1%	8.5%	11.3%
Income (loss) from discontinued operations, net of tax	0.0%	0.8%	(0.3)%

Net income	2.1%	9.3%	11.1%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Consolidated Revenue, Operating Expenses and Operating Income
Consolidated revenue, operating expenses and operating income for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$905,142	100.0%	$1,343,627	100.0%	$(438,485)	(32.6)%

Salaries and related	463,749	51.2%	543,268	40.4%	(79,519)	(14.6)%
Office and general	231,288	25.6%	282,699	21.0%	(51,411)	(18.2)%
Marketing and promotion	209,661	23.2%	291,198	21.7%	(81,537)	(28.0)%
(Reversal of) provision for legal settlements, net	(6,850)	(0.8)%	40,100	3.0%	(46,950)	(117.1)%
Restructuring and other special charges	16,105	1.8%	16,407	1.2%	(302)	(1.8)%

Operating expenses	913,953	101.0%	1,173,672	87.4%	(259,719)	(22.1)%

Operating (loss) income	$(8,811)	(1.0)%	$169,955	12.6%	$(178,766)	(105.2)%

Our consolidated revenue decreased $438.5 million, or 32.6%, in 2009 compared to 2008, which includes $42.5 million of negative foreign exchange impact relating to the effect of the strengthening U.S. dollar in 2009. Careers — International experienced a 36.5% decrease in revenue and Careers — North America experienced a 36.2% decrease in revenue with both segments negatively impacted by the global recession which reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Internet Advertising & Fees revenue increased $2.2 million, or 1.7% in 2009 compared to 2008.
Our consolidated operating expenses declined $259.7 million, or 22.1%, in 2009 compared to 2008, which includes the benefit of $40.3 million of foreign exchange impact related to the stronger U.S. dollar in 2009. The decline in our consolidated operating expenses also reflects the inclusion in 2008 of $40.1 million of net legal settlement provisions and a net charge of $4.4 million for professional fees and expenses related to the investigation of our historical stock option granting practices, as well as the inclusion in 2009 of a reversal of $6.9 million of the previously accrued legal expense provisions and a net benefit of $10.1 million for professional fees and expenses related to the investigation of our historical stock option granting practices. The remaining reduction in operating expenses is due primarily to our continued focus on cost reductions and operating efficiencies to partially offset the effects of the decreased revenue in 2009.
Salary and related expenses decreased $79.5 million, or 14.6%, in 2009 compared to 2008. This reduction in salaries and related expenses resulted primarily from lower variable compensation due to reduced sales volume, decreased regular salary due to global headcount reductions primarily in our Careers — International reportable segment, and the benefit of certain cost reduction initiatives implemented in the first quarter of 2009 that resulted in modifications to employee incentive compensation programs, partially offset by an increase in stock-based compensation resulting from our broader equity and incentive programs. The stronger U.S. dollar favorably impacted consolidated salary and related expenses by approximately $21.0 million in 2009 compared to 2008.
Office and general expenses decreased $51.4 million, or 18.2%, in 2009 compared to 2008. This reduction in office and general expenses in 2009 resulted primarily from a reduction in consulting fees related to the investigation of our historical stock option granting practices, lower travel and entertainment expenses and reduced professional fees associated with previously outsourced customer service functions. Included in office and general expenses in 2009 is a net benefit of $10.1 million for professional fees and expenses related to the investigation of our historical stock option granting practices, compared to a net charge of $4.4 million in 2008. These reductions and benefits were partially offset by additional depreciation expense, primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investments in our product, new technology and other assets, as well as increased costs resulting from exiting certain facilities in the third and fourth quarters of 2009. The stronger U.S. dollar favorably impacted consolidated office and general expenses by approximately $9.1 million in 2009 compared to 2008.
Marketing and promotion expenses decreased $81.5 million, or 28.0%, in 2009 compared to 2008. This reduction in marketing and promotion expenses is primarily the result of a more focused and efficient spending program in 2009, which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Additionally, the Company continues to promote the Monster brand globally through creative marketing platforms such as the “Keep America Working” tour and the launch of similar initiatives in Europe. The Company believes that these marketing initiatives have resulted in a build up of relevant traffic to Monster.com and our affiliate sites. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008. The stronger U.S. dollar favorably impacted consolidated marketing and promotion expenses by approximately $7.6 million in 2009 compared to 2008.

In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the settlement of the class action and related lawsuits relating to the Company’s historical stock option granting practices. Upon the conclusion of the settlement of the ERISA class action described in Part 1, Item 3, “Legal Proceedings”, of this Annual Report, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option granting practices will have been settled. In the third quarter of 2009, the Company reversed a previously recorded accrual of approximately $6.9 million relating to litigation arising out of our historical stock option granting practices. As a consequence of the settlement of such litigation and settlement of the Company’s claims against a former member of senior management, we do not expect to continue to incur significant professional or legal fees in connection with matters relating to our historical stock option granting practices.
Restructuring and other special charges decreased $0.3 million in 2009 compared to 2008. The 2007 restructuring program was complete in the second quarter of 2009. Accordingly, all charges in 2009 relate to the six month period ended June 30, 2009.
Our consolidated operating loss was $8.8 million in 2009, or (1.0%) of revenue, compared to operating income of $170.0 million in 2008, which generated an operating margin of 12.6%.
Careers — North America
The operating results of our Careers — North America segment for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$407,118	100.0%	$638,118	100.0%	$(231,000)	(36.2)%

Salaries and related	192,145	47.2%	213,382	33.4%	(21,237)	(10.0)%
Office and general	93,408	22.9%	112,392	17.6%	(18,984)	(16.9)%
Marketing and promotion	98,137	24.1%	132,194	20.7%	(34,057)	(25.8)%
Restructuring and other special charges	3,758	0.9%	4,895	0.8%	(1,137)	(23.2)%

Operating expenses	387,448	95.2%	462,863	72.5%	(75,415)	(16.3)%

Operating income	$19,670	4.8%	$175,255	27.5%	$(155,585)	(88.8)%

Revenue in our Careers — North America segment decreased $231.0 million, or 36.2%, in 2009 compared to 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage.
Salary and related expenses decreased by $21.2 million, or 10.0%, in 2009 compared to 2008. This reduction in salaries and related expenses resulted primarily from $22.2 million of decreased variable compensation expense due to declining sales, $10.9 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and $4.3 million of decreased expenses related to a reduction of temporary employees. These reductions were partially offset by an increase in regular salary and related benefits of $11.1 million, primarily as a result of in-sourcing customer service functions and the targeted expansion of our sales force, increased stock-based compensation expense of $3.6 million, resulting from our broader equity and incentive programs, as well as an additional $3.6 million of severance costs associated with our targeted headcount reduction, which primarily occurred in the third quarter of 2009.
Office and general expenses decreased $19.0 million, or 16.9%, in 2009 compared to 2008. This reduction in office and general expenses resulted primarily from $14.4 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses, $7.0 million in lower travel related expenses and $3.8 million of lower professional fees associated with previously outsourced customer service functions, which in 2009 are being performed by our employees as part of our strategic decision to build a world-class customer service center in Florence, South Carolina. These decreases in expenses were partially offset by $6.1 million of additional depreciation expense primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability.

Marketing and promotion expenses decreased $34.1 million, or 25.8%, in 2009 compared to 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009, which included significant reductions in offline media and concentration on effective and productive online media investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. Partially offsetting these reductions are additional costs incurred in 2009 relating to the Company’s continuation of the “Keep America Working” tour. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009 and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008.
Restructuring and other special charges decreased $1.1 million in 2009 compared to the 2008, primarily relating to decreased severance costs in 2009. The 2007 restructuring program was completed in the second quarter of 2009. Accordingly, all restructuring charges in 2009 relate to the six month period ended June 30, 2009.
Our Careers — North America segment had operating income of $19.7 million in 2009, which generated an operating margin of 4.8%, compared to operating income of $175.3 million in 2008, which generated an operating margin of 27.5%.
Careers — International
The operating results of our Careers — International segment for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$365,478	100.0%	$575,182	100.0%	$(209,704)	(36.5)%

Salaries and related	194,633	53.3%	248,158	43.1%	(53,525)	(21.6)%
Office and general	100,257	27.4%	117,350	20.4%	(17,093)	(14.6)%
Marketing and promotion	66,503	18.2%	115,634	20.1%	(49,131)	(42.5)%
Restructuring and other special charges	10,368	2.8%	9,313	1.6%	1,055	11.3%

Operating expenses	371,761	101.7%	490,455	85.3%	(118,694)	(24.2)%

Operating (loss) income	$(6,283)	(1.7)%	$84,727	14.7%	$(91,010)	(107.4)%

Our Careers — International segment revenue decreased $209.7 million, or 36.5%, in 2009 compared to 2008. Due to the global economic recession, we experienced challenging markets across most countries and geographic regions in Europe and Asia, although we did experience stronger performance in certain countries within Asia. Our Careers — International revenue accounted for 40.4% of consolidated revenue in 2009, compared to 42.8% in 2008. The effect of the strengthening U.S. dollar in 2009 contributed approximately $40.4 million to the decrease in reported revenue, or 7.0% out of the total percentage decline of 36.5%, compared to 2008. The decrease in revenue was partially offset by increased revenue from ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008.
Salary and related expenses decreased by $53.5 million, or 21.6%, in 2009 compared to 2008. This reduction in salaries and related expenses resulted primarily from $27.2 million of decreased regular salary and benefit costs due to decreased headcount in Europe, a benefit in 2009 resulting from a change in actuarial assumptions related to a statutory pension plan, $9.9 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009, $8.5 million of lower variable compensation due to lower sales and $7.1 million of decreased expenses related to temporary employees, which results from our continued effort to reduce operating expenses. These reductions in expenses were partially offset by additional stock-based compensation expenses of $2.8 million resulting from our broader equity and incentive programs increased expenses for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The stronger U.S. dollar favorably impacted salary and related expenses by approximately $18.2 million in 2009 compared to 2008.
Office and general expenses decreased $17.1 million, or 14.6%, in 2009 compared to 2008. This reduction resulted primarily from $9.5 million in lower travel related expenses and $8.9 million in lower consulting fees. These decreases in expenses were partially offset by $3.1 million of increased facility costs primarily relating to the exit of certain facilities in the third and fourth quarters of 2009, $1.6 million of increased depreciation expense primarily associated with the capitalized labor related to our newly designed website and our continued investments in our product, new technology and other assets, and increased expenses for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The stronger U.S. dollar favorably impacted office and general expenses by approximately $7.6 million in 2009 compared to 2008.

Marketing and promotion expenses decreased $49.1 million, or 42.5%, in 2009 compared to 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009, which included significant reductions in offline media and concentration on effective and productive online media investments. These reductions were partially offset by increased costs associated with initiatives in Europe similar to the “Keep America Working” tour in the United States as well as marketing and promotion costs for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The first quarter of 2009 included incremental marketing costs associated with supporting our newly redesigned seeker website and employer product launched in January 2009, and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008. The stronger U.S. dollar favorably impacted marketing and promotion expenses by approximately $7.1 million in 2009 compared to 2008.
Restructuring and other special charges increased $1.1 million in 2009 compared to 2008, primarily relating to increased severance costs. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there were no restructuring charges recorded in the third and fourth quarters of 2009.
Our Careers — International operating loss was $6.3 million in 2009, or 1.7% of revenue, compared to operating income of $84.7 million in 2008, which generated an operating margin of 14.7%.
Internet Advertising & Fees
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2009 and 2008 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2009	Revenue	2008	Revenue	(Decrease)	(Decrease)
Revenue	$132,546	100.0%	$130,327	100.0%	$2,219	1.7%

Salaries and related	46,093	34.8%	49,448	37.9%	(3,355)	(6.8)%
Office and general	23,632	17.8%	26,579	20.4%	(2,947)	(11.1)%
Marketing and promotion	44,091	33.3%	41,234	31.6%	2,857	6.9%
Restructuring and other special charges	616	0.5%	1,400	1.1%	(784)	(56.0)%

Operating expenses	114,432	86.3%	118,661	91.0%	(4,229)	(3.6)%

Operating income	$18,114	13.7%	$11,666	9.0%	$6,448	55.3%

Revenue at our Internet Advertising & Fees segment increased $2.2 million, or 1.7%, in 2009 compared to 2008. The increase in revenue is primarily attributed to growth in lead generation, principally associated with the education and military recruiting sales channels, as well as increases in display advertising relating to consumer and recruitment media. These increases were partially offset by decreases in revenue from certain one-time project-based revenue as well as discontinued product offerings. We continue to concentrate our resources on recurring revenue streams, such as lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses decreased $4.2 million in 2009, or 3.6%, compared to 2008, primarily as the result of $3.9 million of decreased incentive compensation, resulting from a modified incentive compensation structure in 2009, $2.2 million of decreased consulting fees in 2009 and $1.0 million of decreased travel and entertainment, partially offset by $2.9 million of increased marketing and promotion expenses and $1.0 million of increased costs resulting from the exiting of certain facilities in the third quarter of 2009.
Restructuring and other special charges decreased $0.8 million in 2009 compared to 2008. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there were no restructuring charges recorded in the third and fourth quarters of 2009.
Our Internet Advertising & Fees segment had operating income of $18.1 million in 2009, which generated an operating margin of 13.7%, compared to operating income of $11.7 million in 2008, which generated an operating margin of 9.0%.
Interest and Other, net
Interest and other, net for the fiscal years ended December 31, 2009 and 2008 resulted in a net expense of $5.8 million and a net benefit of $17.3 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and realized and unrealized gains and loss on the Company’s available for sale investments.

The decrease in interest and other, net of $23.1 million resulted primarily from realized and unrealized losses in 2009 totaling $6.3 million relating to the Company’s auction rate securities, decreased interest income primarily associated with the significant decline in investment interest rates during 2009 and the Company having lower investment balances, foreign currency gains in 2008 primarily resulting from the settlement of intercompany balances with several European subsidiaries, as well as increased interest expense in 2009 related to additional borrowings.
In November 2009, the Company entered into a legal settlement with RBC Capital Markets Corporation (“RBC”) pertaining to the auction rate securities the Company held with RBC. As part of the settlement, the Company sold the auction rate securities to RBC at a certain discount to their par value, which resulted in the Company recording a realized loss of $4.8 million in the fourth quarter of 2009. As a result of the settlement with RBC, the Company no longer classifies losses associated with the remaining auction rate securities as temporary and recorded an unrealized loss of $1.5 million in the fourth quarter of 2009 relating to this other-than-temporary impairment on the remaining auction rate securities.
Income Taxes
Income taxes for the years ended December 31, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008	$ Change	% Change
(Loss) income from continuing operations before income taxes and equity interests	$(14,639)	$187,238	$(201,877)	(107.8)%
Income tax (benefit) provision	(37,883)	64,910	(102,793)	(158.4)%
Effective tax rate	258.78%	34.67%	N/A	N/A
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
Due to the expiration of the statute of limitations in the third and fourth quarter of 2009, the Company reversed $38.8 million of accrued tax attributable to uncertain tax positions of which $33.0 million impacts the Company’s effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $9.0 million, which on a net tax basis impacts the effective rate by $5.7 million. The total benefit reflected in the 2009 income tax provision due to the reversal of tax and interest is $38.7 million.
Discontinued Operations, Net of Tax
During 2008, the Company discontinued its Tickle subsidiary and recorded a write-down of $13.2 million of long-lived assets, an income tax benefit of $29.8 million and a net pre-tax loss of $6.3 million from its operations. The 2007 loss on discontinued operations of $3.7 million, net of tax was primarily related to $2.9 million for the operations of Tickle and $0.8 million related to the disposed businesses that collectively comprised the former Advertising & Communications operating segment.
Diluted Earnings Per Share
Diluted earnings per share from continuing operations was $0.16 for the year ended December 31, 2009, compared to diluted earnings per share from continuing operations of $0.94 for the year ended December 31, 2008. The decrease was primarily a result of lower operating income from Careers — North America and Careers — International, partially offset by a tax benefit recorded in the third and fourth quarters of 2009 relating to the reversal of income tax reserves due to the expiration of the statute of limitations on uncertain tax positions. Diluted weighted average shares outstanding was 121.2 million shares in 2009 and 2008.

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Consolidated Revenue, Operating Expenses and Operating Income
Consolidated revenue, operating expenses and operating income for the years ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$1,343,627	100.0%	$1,323,804	100.0%	$19,823	1.5%

Salaries and related	543,268	40.4%	524,652	39.6%	18,616	3.5%
Office and general	282,699	21.0%	268,843	20.3%	13,856	5.2%
Marketing and promotion	291,198	21.7%	294,480	22.2%	(3,282)	(1.1)%
Provision for legal settlements, net	40,100	3.0%	—	0.0%	40,100	N/A
Restructuring and other special charges	16,407	1.2%	16,597	1.3%	(190)	(1.1)%

Operating expenses	1,173,672	87.4%	1,104,572	83.4%	69,100	6.3%

Operating income	$169,955	12.6%	$219,232	16.6%	$(49,277)	(22.5)%

Our consolidated revenue increased $19.8 million, or 1.5%, in 2008 compared to 2007. The effect of the weakening U.S. dollar in the earlier months of 2008 contributed approximately $13.5 million to reported revenue. Careers — International experienced strong revenue growth throughout continental Europe and in the Asia Pacific region. Careers — North America revenue decreased 9.8%.
Salaries and related expenses increased $18.6 million, or 3.5%, in 2008 compared to 2007. This increase in salaries and related expenses resulted primarily from increased regular salary due to higher headcount in 2008 and increased stock-based compensation resulting from our broader equity and incentive programs, partially offset by lower variable compensation expenses due to lower sales volume in 2008 as well as decreased severance costs in 2008. Overall headcount increased in 2008 to approximately 6,950, as we added approximately 1,450 in 2008 due to acquisitions. Excluding the impact of acquisitions, headcount increased approximately 9% in 2008 from 2007, driven largely by increases in headcount in customer service, sales and technology, which were partially offset by the reductions associated with the restructuring plan.
Office and general expenses increased $13.9 million, or 5.2%, in 2008 compared to 2007. This increase in office and general expenses resulted primarily from additional depreciation and amortization expense, primarily associated with increased capitalized costs related to our continued commitment to funding investments in our product, new technology and other assets in order to sustain long-term growth and an increase in occupancy costs associated with running our new and existing facilities. These additional expenses were partially offset by a decrease in professional fees, net of reimbursements, primarily associated with a net decrease of expenses relating to the investigation of our historical stock option granting practices. Included in professional fees and expenses were reimbursements from former officers and employees of $12.4 million and $4.5 million in 2008 and 2007, respectively.
Marketing and promotion expenses decreased $3.3 million, or 1.1%, in 2008 compared to 2007. This decrease resulted from a more focused online and offline media spending program in 2008, primarily offset by incremental marketing expenses associated with media placement and production costs for the global brand re-launch in the first quarter of 2008. The Company made a strategic decision to reinvigorate and promote the Monster brand on a global basis and to launch our newly redesigned seeker website and employer product in early 2009, accompanied by additional advertising spending that we believe will benefit future quarters and years.
In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the proposed and anticipated settlement of the class action and related lawsuits relating to the Company’s historical stock option granting practices. In the third quarter of 2009, the Company reversed the previously recorded accrual of approximately $6.9 million in connection with the settlement of the last action pending against the Company in connection with its historical stock option granting practices.
Restructuring and other special charges decreased $0.2 million, or 1.1%, in 2008 compared to 2007.
Our consolidated operating margin was 12.6% in 2008, compared to 16.6% in 2007. Operating income decreased $49.3 million in 2008 compared to 2007, primarily from the inclusion in 2008 of $40.1 million for the provision for net legal settlements and the other operating cost increases described above as compared to 2007.

Careers — North America
The operating results of our Careers — North America segment for the years ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$638,118	100.0%	$707,384	100.0%	$(69,266)	(9.8)%

Salaries and related	213,382	33.4%	213,631	30.2%	(249)	(0.1)%
Office and general	112,392	17.6%	111,852	15.8%	540	0.5%
Marketing and promotion	132,194	20.7%	150,374	21.3%	(18,180)	(12.1)%
Restructuring and other special charges	4,895	0.8%	6,665	0.9%	(1,770)	(26.6)%

Operating expenses	462,863	72.5%	482,522	68.2%	(19,659)	(4.1)%

Operating income	$175,255	27.5%	$224,862	31.8%	$(49,607)	(22.1)%

Revenue in our Careers — North America segment decreased $69.3 million, or 9.8%, in 2008 compared to 2007. The weaker U.S. economy in 2008 impacted overall hiring demand as customers became more deliberate with their recruiting decisions. In addition, our business was negatively impacted in the financial services and housing sectors, reflecting the overall weakness in these industries, as well as associated industries such as construction and manufacturing. Partially offsetting this was growth in our government, newspaper and Canadian businesses.
Salary and related expenses of $213.4 in 2008 remained relatively flat compared to 2007. The increase in headcount in 2008, primarily relating to the opening of our new customer service center and sales force expansion, resulted in an increase in regular salary of $6.5 million. Additionally, stock-based compensation increased $2.8 million in 2008 (excluding restructuring expense of $1.2 million in 2008) resulting from our broader equity and incentive programs and recruitment and relocation costs increased by $2.3 million due to additions in the customer service center and sales force. These increases were offset by $9.6 million of decreased variable compensation expense due to declining sales.
Office and general expenses of $112.4 million in 2008 remained relatively flat compared to 2007, increasing by $0.5 million, or 0.5%. This increase in office and general expenses resulted primarily from $3.6 million of increased occupancy costs associated with running our new and existing facilities and $3.5 million of increased depreciation expense primarily associated with increased capitalized costs related to our continued commitment to funding investments in our product, new technology and other assets in order to sustain long-term growth. These increases in operating expenses were partially offset by decreased consulting costs of $5.7 million attributable to our continued effort to reduce operating expenses throughout the Company.
Marketing and promotion expenditures decreased by $18.2 million, or 12.1%, in 2008 compared to 2007 as a result of a more focused online and offline media spending program, partially offset by the brand relaunch in 2008.
Restructuring expenses, including write-offs and non-cash stock based compensation charges, decreased by $1.8 million, or 26.6% in 2008 compared to 2007, primarily driven by decrease in severance cost of $1.2 million.
Our Careers — North America segment generated an operating margin of 27.5% in 2008, compared to 31.8% reported in 2007. Operating income in our Careers — North America segment decreased $49.6 million or 22.1% in 2008 compared to 2007.

Careers — International
The operating results of our Careers — International segment for the years ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$575,182	100.0%	$488,038	100.0%	$87,144	17.9%

Salaries and related	248,158	43.1%	220,788	45.2%	27,370	12.4%
Office and general	117,350	20.4%	91,638	18.8%	25,712	28.1%
Marketing and promotion	115,634	20.1%	116,432	23.9%	(798)	(0.7)%
Restructuring and other special charges	9,313	1.6%	7,067	1.4%	2,246	31.8%

Operating expenses	490,455	85.3%	435,925	89.3%	54,530	12.5%

Operating income	$84,727	14.7%	$52,113	10.7%	$32,614	62.6%

Our Careers — International segment revenue increased $87.1 million, or 17.9%, in 2008 compared to 2007. The effect of the weak U.S. dollar during a substantial portion of the 2008 year, contributed approximately $13.4 million to the increase in reported revenue and $8.9 million can be attributed to the ChinaHR acquisition, which the Company acquired 100% ownership of in the fourth quarter of 2008. The revenue growth primarily occurred in the first nine months of 2008, as revenue declined $20.5 million in the fourth quarter of 2008 compared to the same period in 2007, due to the effects of the deteriorating global economy. Our Careers — International revenue accounted for 42.8% of consolidated revenue in 2008, compared to 36.9% in 2007. We experienced strong revenue growth throughout continental Europe benefiting from our leading position in large geographic markets and the ongoing secular shift from print to online; however, during the last half of 2008 we experienced a slowdown in customer activity reflecting the uncertain economic environment during such period. We also continued to experience strong revenue growth in the Asia Pacific region in 2008, although we experienced some effects of the global economic slowdown in the fourth quarter of 2008.
Salary and related expenses increased $27.3 million, or 12.4% in 2008 compared to 2007. This increase in salaries and related expenses resulted primarily from increased regular salary expense of $ 18.5 million, primarily resulting from sales force expansion in Europe in 2008 and salary costs associated with the ChinaHR acquisition, increased variable compensation expense of $4.6 million related to increased sales volumes in 2008 and $5.0 million of increased stock-based compensation costs resulting from a broader level of associates participating in our equity compensation plan.
Office and general expenses increased 25.7 million, or 28.1%, in 2008 compared to 2007. This increase in office and general expenses resulted primarily from increased depreciation and amortization of $9.1 million, primarily associated with our continued commitment to funding investment in our product, new technology and other assets in order to sustain long-term profitability, increased occupancy costs of $7.4 million and increased travel related expenses of $4.6 million. These increases were partially offset by decreased consulting costs of $2.8 million.
Marketing and promotion expenses of $115.6 million in 2008 remained relatively flat compared to 2007, decreasing by $0.8 million, or 0.7%. The costs relating to the brand relaunch in 2008, which represented approximately $13.0 million of incremental marketing costs, were offset by a more focused online and offline media spending program which occurred primarily in the third and fourth quarters of 2008.
Restructuring expenses increased by $2.2 million, or 31.8% in 2008 compared to 2007, primarily as the result of increased severance expense and asset write-offs relating to exited facilities.
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

Internet Advertising & Fees
During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2008	Revenue	2007	Revenue	(Decrease)	(Decrease)
Revenue	$130,327	100.0%	$128,382	100.0%	$1,945	1.5%

Salaries and related	49,448	37.9%	51,123	39.8%	(1,675)	(3.3)%
Office and general	26,579	20.4%	30,872	24.0%	(4,293)	(13.9)%
Marketing and promotion	41,234	31.6%	27,661	21.5%	13,573	49.1%
Restructuring and other special charges	1,400	1.1%	2,115	1.6%	(715)	(33.8)%

Operating expenses	118,661	91.0%	111,771	87.1%	6,890	6.2%

Operating income	$11,666	9.0%	$16,611	12.9%	$(4,945)	(29.8)%

Revenue at our Internet Advertising & Fees segment increased $2.0 million, or 1.5%, in 2008 compared to 2007. Growth in revenue from our Military.com website and our acquisition of Affinity Labs was partially offset by our strategic decision in 2007 to remove interstitial advertisements and student loan advertising, which negatively impacted comparable results. We also experienced lower demand from financial services customers. We acquired Affinity Labs in January 2008 as part of our strategy to expand our presence in online vertical communities.
Operating expenses increased $6.9 million, or 6.2%, in 2008 compared to 2007, primarily as the result of $13.6 million of increased marketing and promotion expenses, primarily from the acquisition of Affinity Labs and additional online advertising expenses, and $2.9 million of increased stock-based compensation expense, partially offset by $2.8 million of decreased consulting fees in 2008, $2.1 million of decreased variable compensation expenses and $2.2 million of decreased regular salary expenses.
Restructuring expenses decreased $0.7 million in 2008 compared to 2007.
Our Internet Advertising & Fees segment generated an operating margin of 9.0% in 2008, a decrease from 12.9% in 2007. Our Internet Advertising & Fees segment posted operating income of $11.7 million in 2008, a decline from operating income of $16.7 million in 2007, as a result of increased costs and relatively flat revenues.
Interest and Other, net
Interest and other, net for the fiscal years ended December 31, 2008 and 2007 resulted in a net benefit of $17.3 million and $25.6 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and realized and unrealized gains and loss on the Company’s available for sale investments. The decrease in interest and other, net of $8.3 million resulted primarily from decreased interest income primarily associated with the Company having lower investment balances in 2008 as well as increased interest expense in 2008 related to additional borrowings, partially offset by foreign currency gains in 2008 primarily resulting from the settlement of intercompany balances with several European subsidiaries.
Income Taxes
Income taxes for the years ended December 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007	$ Change	% Change
Income from continuing operations before income taxes and equity interests	$187,238	$244,854	$(57,616)	(23.5)%
Income tax provision	64,910	86,461	(21,551)	(24.9)%
Effective tax rate	34.67%	35.31%	N/A	N/A
The largest factor affecting our effective tax rate continues to be the geographical mix of income among an array of tax jurisdictions with varying tax rates. The majority of our income is taxed in the United States, which has an average tax rate of approximately 40%, including the effect of state income taxes, while the tax rates in foreign jurisdictions vary from 18% to 35%. Other items affecting the effective tax rate were tax-exempt interest income, accrual of interest on accrued tax liabilities and other non-deductible expense items.

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
Discontinued Operations, Net of Tax
During 2008, the Company discontinued its Tickle subsidiary and recorded a write-down of $13.2 million of long-lived assets, an income tax benefit of $29.8 million and a net pre-tax loss of $6.3 million from its operations. The 2007 loss on discontinued operations of $3.7 million, net of tax was primarily related to $2.9 million for the operations of Tickle and $0.8 million related to the disposed businesses that collectively comprised the former Advertising & Communications operating segment.
Diluted Earnings Per Share
Diluted earnings per share from continuing operations was $0.94 for the year ended December 31, 2008 compared to $1.15 for the year ended December 31, 2007. The decrease was primarily a result of lower operating income, as a result of the inclusion of $40.1 million in a provision for net legal settlements in 2008, partially offset by a lower tax provision of $21.5 million and lower diluted average shares outstanding. Diluted weighted average shares outstanding decreased approximately 9.6 million shares, primarily as a result of the repurchase of 8.3 million shares of Common Stock since October 2007 and a lower average share price. Our diluted earnings per share from discontinued operations was $0.09 in 2008, compared to a loss of $0.03 in 2007, which was primarily related to the 2008 wind-down of the Tickle operations
Financial Condition
The following table details our cash and cash equivalents, marketable securities and cash flow components:

	Years Ended December 31,
(dollars in thousands)	2009	2008
Cash and cash equivalents	$275,447	$222,260
Marketable securities (current and non-current)	24,669	91,772

Cash and cash equivalents and marketable securities	$300,116	$314,032

Percentage of total assets	16.4%	16.4%

Our borrowings under our credit facility decreased in the fiscal year ended December 31, 2009 to $50.0 million from $55.0 million as of December 31, 2008.
Consolidated cash flows for the fiscal year ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
(dollars in thousands)	2009	2008
Cash provided by operating activities of continuing operations	$44,725	$232,683
Cash provided by (used for) investing activities of continuing operations	7,879	(36,500)
Cash used for financing activities of continuing operations	(11,418)	(71,794)
Cash used in discontinued operations	—	(6,849)
Effect of exchange rates on cash	12,001	(25,024)

Liquidity and Capital Resources
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, money market funds and commercial paper that matures within three months of its origination date and in marketable securities, which are usually highly liquid and are of high-quality investment grade with the intent to make such funds readily available for operating and strategic long-term investment purposes. Due to the state of the financial markets, we redeployed our excess cash during 2008 and 2009 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign debt obligations, bank deposits at prime money center banks and municipal bonds. We are actively monitoring the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have available-for-sale marketable securities primarily invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8.3 million par value auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of December 31, 2009, as described below) in the consolidated balance sheets as of December 31, 2009 and December 31, 2008.
During 2009, we redeemed certain of our auction rate securities entirely at par. Additionally, in November 2009, we entered into a settlement agreement with RBC with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from us at a certain discount to their par value. The Company will receive certain additional monies from RBC if, within a certain time period from the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. As part of the settlement agreement, the Company dismissed its lawsuit against RBC and released claims related to RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4.8 million in the fourth quarter of 2009 relating to the settlement with RBC, which was reflected in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009.
As of December 31, 2009, we held $25.1 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years and have been issued by state-related higher education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. While we continue to earn interest on our auction rate securities at the maximum contractual rate (which was a blended rate of 0.66% at December 31, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value.
To estimate the fair value of these auction rate securities, we used third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features. We also used available data sources for market observables, which were primarily derived from third party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparable securities or a benchmark index were not available, industrial averages were used or standard assumptions based on industry practices were used.
Based on these valuations, we wrote down the auction rate securities with an original par value and cost of $25.1 million to an estimated fair value of $23.6 million as of December 31, 2009. The write-down of these securities resulted in an unrealized loss of $1.5 million, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary.

Included in the Company’s auction rate securities portfolio are approximately $8.3 million of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $0.2 million as a charge to interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of December 31, 2009.
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
Credit Facility
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintains the Company’s existing $250.0 million revolving credit facility and provides for a new $50 million term loan facility, providing for a total of $300.0 million in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5.0 million payable on each anniversary of the Amendment Closing Date and the remaining $35.0 million due at maturity.
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (which rate is based on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (which rate is based on the Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The credit agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. As of December 31, 2009, the Company was in full compliance with its covenants.

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
At December 31, 2009, the utilized portion of this credit facility was $50.0 million in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1.6 million for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of December 31, 2009 and the remaining borrowings on the term loan of $45.0 million is classified as long-term. As of December 31, 2008, the $50.0 million outstanding on the revolving credit facility was classified as short-term on the consolidated balance sheet due to the Company’s intention to pay-down this balance within one year. As of December 31, 2009, $248.4 million was unused on the Company’s revolving credit facility. At December 31, 2009, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.23%, 3.25% and 0.05%, respectively. As of December 31, 2009, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.24%. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business.
The Company’s ChinaHR subsidiary had entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provided for maximum borrowings of $14.8 million. As of December 31, 2009 and 2008, the utilized portion of these credit facilities was $0 and $5.0 million respectively. As of December 31, 2009, both unsecured uncommitted revolving credit facilities were cancelled.
Stock Option Investigation
In the second quarter of 2008, we recorded a $40.1 million provision for legal settlements, net, relating to estimated settlements, costs and expenses arising out of the legal actions regarding the Company’s historical stock option granting practices, which included approximately $25.1 million for the settlement of the securities class action regarding the Company’s historical stock option granting practices. In July 2008, we agreed to settle the securities class action, subject to court approval. Court approval was received in October 2008. Under the terms of the settlement, the defendants paid $47.5 million to the class, of which the Company’s cost was approximately $25.1 million, net of its insurance recovery and contribution from another defendant. Also recorded in the provision for legal settlements, net, in the second quarter of 2008 was approximately $15.0 million for estimated expenses relating to the other outstanding litigation in connection with the Company’s historical stock option granting practices.
In May 2009, we agreed, without admitting or denying wrongdoing, to pay a $2.5 million penalty to the SEC to settle claims arising out of the SEC’s inquiry into the Company’s historical stock option granting practices.
In September 2009, we entered into a Memorandum of Understanding with the plaintiffs in the ERISA Class Action, and in November 2009, we entered into the Settlement Agreement with the plaintiffs in the ERISA Class Action. The Settlement Agreement provides that the Company will pay $4.3 million in full settlement of the claims asserted in the ERISA Class Action (a substantial majority of which will be paid by insurance and contribution from another defendant). The effectiveness of the Settlement Agreement is subject to Court approval and certification of the proposed class. On December 3, 2009, the Court granted preliminary approval of the proposed settlement, which included certification of the class members. Notice to the class has been sent and a final hearing on the merits of the proposed settlement is expected to occur in the near future.
Additionally, in 2009, 2008 and 2007, we recorded a net benefit of $10.1 million (primarily relating to payments from former associates), a net charge of $4.4 million (net of reimbursements of $12.4 million primarily from former associates) and a net charge of $19.1 million (net of reimbursements of $4.5 million primarily from insurance carriers), respectively, of professional fees as a direct result of the investigation into our historical stock option granting practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation the United States Attorney for the Southern District of New York and the preparation and review of our restated consolidated financial statements.
Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6.9 million relating to these matters.

Income Taxes
In 2009, we incurred domestic tax losses and did not pay significant taxes in the United States. We expect to file for a tax loss carry back refund in 2010. We expect to continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
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
Cash Flows
As of December 31, 2009, we had cash, cash equivalents and marketable securities of $300.1 million, compared to $314.0 million as of December 31, 2008. Our decrease in cash, cash equivalents and marketable securities of $13.9 million in the twelve months ended December 31, 2009, primarily resulted from $48.7 million expended for capital expenditures, partially offset by $44.7 million of cash provided by operating activities.
Cash provided by operating activities of continuing operations was $44.7 million for the year ended December 31, 2009, lower by $188.0 million from $232.7 million in 2008. This decrease primarily resulted from decreased net income in 2009 of $105.9 million and increased cash flows used for working capital items in 2009 of $55.2 million, primarily resulting from changes in accounts payable, accrued expense and other liabilities and accounts receivable. Net income in 2009 and 2008 included a $6.9 million benefit and a $40.1 million charge, respectively, for estimated settlements, costs and expenses arising out of the legal actions regarding the Company’s historical stock option granting practices.
Cash provided by investing activities was $7.9 million for the year ended December 31, 2009, higher by $44.4 million from cash used for investing activities of $36.5 million in 2008. This increase is primarily a result of 2008 including $292.8 million of payments for acquisitions, decreased capital expenditures in 2009 of $45.0 million, partially offset by lower net sales of marketable securities of $293.0. million.
Cash used for financing activities was $11.4 million for the year ended December 31, 2009, lower by $60.4 million from cash used for investing activities of $71.8 million in 2008. This decrease in cash used for financing activities in 2009 primarily related to reduced purchases of common stock of $123.6 million, compared to 2008 activity, which included $126.9 million to repurchase 5,454,316 shares of Common Stock in open market transactions and $1.3 million for other share repurchases, partially offset by decreased proceeds from net borrowings of $61.1 million.
Share Repurchase Plan
On November 10, 2005, the Board approved a share repurchase plan, authorizing us to purchase up to $100 million of shares of our Common Stock. The November 2005 share repurchase plan was utilized fully during 2007. On September 4, 2007, the Board approved a share repurchase plan, authorizing the Company to purchase up to an additional $250 million of shares of its Common Stock. On October 23, 2007, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase program. On January 30, 2008, the Board authorized the Company to purchase an additional $100 million of shares of its Common Stock under the share repurchase plan. All outstanding repurchase plan authorizations expired on January 30, 2009. As of January 30, 2009, we had purchased 13,794,012 shares under these authorizations for $423.6 million. As of December 31, 2009, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.

Contractual Obligations
The commitments as of December 31, 2009 related to our continuing and discontinued operations are as follows:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations (Dollars in thousands)	Total	1 Year	1- 3 Years	3-5 Years	5 years

Operating Leases	$222,679	$44,452	$62,209	$50,070	$65,948
Purchase commitments — advertising contracts	23,975	11,305	12,538	88	44
Long-term debt	50,000	5,000	45,000	—	—
Capital Leases	10	10	—	—	—

Total	$296,664	$60,767	$119,747	$50,158	$65,992

In addition to the cash commitments above, we also have $87.3 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities. See Note 14 to the consolidated financial statements for further discussion of information related to long-term income taxes payable.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair-value described in Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS ARS Rights and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,246	$—	$—	$91,246
Bank time deposits	—	37,474	—	37,474
Commercial paper	—	86,537	—	86,537
Government bonds foreign	—	11,795	—	11,795
Tax exempt auction rate securities	—	—	23,560	23,560
UBS ARS Rights	—	—	138	138

Total Assets	$91,246	$135,806	$23,698	$250,750

Liabilities:
Lease exit liabilities	$—	$—	$25,112	$25,112

Total Liabilities	$—	$—	$25,112	$25,112

The lease exit liabilities relate to vacated facilities associated with previous discontinued operations and realignment activities of the Company. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.

The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions/settlements of auction rate securities	(62,076)
Reversal of unrealized loss in other comprehensive income	1,603
Realized losses included in interest and other, net	(4,824)
Unrealized loss included in interest and other, net	(1,490)

Balance, December 31, 2009	$23,560

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	138

Balance, December 31, 2009	$138

Lease
Exit Liability
Balance, December 31, 2008 *	$—
Transfers into Level 3	25,112

Balance, December 31, 2009	$25,112

*	Prior to the effective date of ASC 820.
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
Revenue Recognition and Accounts Receivable
The Company recognizes revenue on agreements in accordance with ASC 605, Revenue Recognition.
Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database is recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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
We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123 (revised 2004), Share-Based Payment). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non- vested stock to employees, directors and executive officers.
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
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
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
Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.
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

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 4, 2010.
Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
During 2009, revenue from our international operations accounted for 42% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the stronger U.S. dollar in 2009 contributed approximately $42.5 million to the decrease in reported revenue and approximately $2.2 million to reported operating income during 2009 compared to 2008.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2009 of $179 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.0 million, $18.0 million and $36.0 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2009, our cumulative translation adjustment account increased $36.8 million, primarily attributable to the strengthening of the U.S. dollar against the Euro, Korean Won and the British Pound.
Interest Rate Risk
Credit Facility
As of December 31, 2009, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings available under our credit facility was fully drawn during 2009, we would have had $300.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our annual pre-tax earnings by approximately $3.0 million for the fiscal year ended December 31, 2009. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on December 31, 2009, we would have had $51.6 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the fiscal year ended December 31, 2009. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, sovereign commercial paper, bank time deposits and government bonds that mature within six months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our annual pretax earnings by approximately $2.8 million for the fiscal year ended December 31, 2009.
Other Market Risks
Investments in Auction Rate Securities
As of December 31, 2009, the Company held $25.1 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 7, Investments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, the auction rate securities with the original par value and cost of $25.1 million were written down to an estimated fair value of $23.6 million, resulting in an unrealized loss of $1.5 million, reported in interest and other, net in the consolidated statement of operations for fiscal year ended December 31, 2009. We may incur additional other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 100-basis-point loss from the par value of these investments would have resulted in a $0.3 million impairment as of December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are the consolidated financial statements and exhibits of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.
MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.
As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 4, 2010 expressed an unqualified opinion thereon.
/s/ BDO SEIDMAN, LLP
New York, New York
February 4, 2010

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$275,447	$222,260
Marketable securities, current	9,259	1,425
Accounts receivable, net of allowance for doubtful accounts of $12,660 and $14,064 in 2009 and 2008, respectively	287,698	376,720
Prepaid and other	73,089	82,416

Total current assets	645,493	682,821

Marketable securities, non-current	15,410	90,347
Goodwill	925,758	894,546
Property and equipment, net	143,727	161,282
Intangibles, net	43,863	52,335
Investment in unconsolidated affiliates	546	1,843
Other assets	52,393	33,416

Total assets	$1,827,190	$1,916,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,066	$41,524
Accrued expenses and other current liabilities	143,403	205,005
Deferred revenue	305,898	414,312
Current portion of long-term debt and borrowings under credit facilities	5,010	54,971
Income taxes payable	20,779	7,896

Total current liabilities	507,156	723,708

Long-term income taxes payable	87,343	119,951
Deferred income taxes	51,499	24,658
Long-term debt, less current portion	45,000	—
Other long-term liabilities	3,028	1,000

Total liabilities	694,026	869,317

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued:134,380 and 133,335 shares, respectively; outstanding: 119,659 and 118,614 shares, respectively	134	133
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,395,969	1,367,373
Accumulated deficit	(327,106)	(346,034)
Accumulated other comprehensive income	64,167	25,801

Total stockholders’ equity	1,133,164	1,047,273

Total liabilities and stockholders’ equity	$1,827,190	$1,916,590

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue	$905,142	$1,343,627	$1,323,804

Salaries and related	463,749	543,268	524,652
Office and general	231,288	282,699	268,843
Marketing and promotion	209,661	291,198	294,480
(Reversal of) Provision for legal settlements, net	(6,850)	40,100	—
Restructuring and other special charges	16,105	16,407	16,597

Total operating expenses	913,953	1,173,672	1,104,572

Operating (loss) income	(8,811)	169,955	219,232
Interest (expense) income, net	(1,431)	14,315	25,833

Other (expense) income, net	(4,397)	2,968	(211)

Interest and other, net	(5,828)	17,283	25,622

(Loss) income from continuing operations before income taxes and equity interests	(14,639)	187,238	244,854
(Benefit from) provision for income taxes	(37,883)	64,910	86,461
Loss in equity interests, net	(4,317)	(7,839)	(8,298)

Income from continuing operations	18,927	114,489	150,095

Income (loss) from discontinued operations, net of tax	—	10,304	(3,696)

Net income	$18,927	$124,793	$146,399

Basic earnings per share:
Income from continuing operations	$0.16	$0.95	$1.17

Income (loss) from discontinued operations, net of tax	—	0.09	(0.03)

Basic earnings per share	$0.16	$1.04	$1.14

Diluted earnings per share:
Income from continuing operations	$0.16	$0.94	$1.15

Income (loss) from discontinued operations, net of tax	—	0.09	(0.03)

Diluted earnings per share	$0.16	$1.03	$1.12

Weighted average shares outstanding:
Basic	119,359	120,557	128,785
Diluted	121,170	121,167	130,755
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Shares of			Accumulated
	Shares of	Class B	Common Stock		Other	Total
	Common	Common	and Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity

Balance, January 1, 2007	125,724	4,762	$1,636,154	$(614,101)	$87,632	$1,109,685

Net income	—	—	—	146,399	—	146,399
Net unrealized gain on investments	—	—	—	—	149	149
Change in cumulative foreign currency translation adjustment	—	—	—	—	30,606	30,606

Comprehensive income						$177,154

Cumulative effect of adoption of ASC 740	—	—	—	(3,125)	—	(3,125)
Repurchase of common stock	(251)	—	(262,495)	—	—	(262,495)
Issuance of common stock for stock option exercises	2,136	—	54,890	—	—	54,890
Tax benefit of stock-based compensation	—	—	11,744	—	—	11,744
Stock based compensation- restricted stock	661	—	27,739	—	—	27,739
Stock based compensation- stock options	—	—	442	—	—	442
Stock bonus award	10	—	467	—	—	467

Balance, December 31, 2007	128,280	4,762	1,468,941	(470,827)	118,387	1,116,501

Net income	—	—	—	124,793	—	124,793
Net unrealized loss on investments	—	—	—	—	(1,603)	(1,603)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(90,983)	(90,983)

Comprehensive income						$32,207

Conversion of Class B Common Stock to Common Stock	4,762	(4,762)	—	—	—	—
Repurchase of common stock	(59)	—	(128,165)	—	—	(128,165)
Issuance of common stock for stock option exercises	90	—	1,461	—	—	1,461
Tax provision for stock-based compensation	—	—	(4,804)	—	—	(4,804)
Stock based compensation- restricted stock	254	—	29,202	—	—	29,202
Stock based compensation- stock options	—	—	651	—	—	651
Stock bonus award	8	—	220	—	—	220

Balance, December 31, 2008	133,335	—	1,367,506	(346,034)	25,801	1,047,273

Net income	—	—	—	18,927	—	18,927
Reversal of net unrealized loss on investments	—	—	—	—	1,603	1,603
Change in cumulative foreign currency translation adjustment	—	—	—	—	36,763	36,763

Comprehensive income						$57,293

Repurchase of common stock	(483)	—	(4,571)	—	—	(4,571)
Issuance of common stock for stock option exercises	7	—	67	—	—	67
Tax provision for stock-based compensation	—	—	(9,094)	—	—	(9,094)
Stock based compensation- restricted stock	1,182	—	39,306	—	—	39,306
Stock based compensation- stock options	—	—	615	—	—	615
Stock bonus award	339	—	2,275	—	—	2,275

Balance, December 31, 2009	134,380	—	$1,396,104	$(327,107)	$64,167	$1,133,164

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net income	$18,927	$124,793	$146,399

Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(10,304)	3,696
Depreciation and amortization	68,533	58,020	43,908
(Reversal of) Provision for legal settlements, net	(6,850)	40,100	—
Provision for doubtful accounts	10,154	16,231	12,906
Non-cash compensation	39,921	29,853	28,181
Loss in equity interests	4,317	7,839	8,298
Non-cash restructuring write-offs, accelerated amortization and other	8,960	3,933	665
Deferred income taxes	1,189	7,430	(5,459)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	80,462	112,520	(67,778)
Prepaid and other	(2,669)	23,168	(26,213)
Deferred revenue	(111,634)	(118,299)	80,186
Payments for legal settlements,net	—	(29,887)	—
Accounts payable, accrued liabilities and other	(66,585)	(32,714)	51,840
Net cash used for operating activities of discontinued operations	—	(6,849)	(7,450)

Total adjustments	25,798	101,041	122,780

Net cash provided by operating activities	44,725	225,834	269,179

Cash flows provided by (used for) investing activities:
Capital expenditures	(48,677)	(93,627)	(63,800)
Payments for acquisitions and intangible assets, net of cash acquired	(300)	(292,836)	(2,549)
Purchase of marketable securities	(8,585)	(183,932)	(1,424,861)
Sales and maturities of marketable securities	70,977	539,286	1,514,051
Cash funded to equity investees	(6,299)	(6,402)	(10,000)
Dividends received from unconsolidated investee	763	1,011	—
Net cash used for investing activities of discontinued operations	—	—	(255)

Net cash provided by (used for) investing activities	7,879	(36,500)	12,586

Cash flows (used for) provided by financing activities:
Proceeds from borrowings on credit facilities short-term	199,203	251,971	—
Payments on borrowings on credit facilities short-term	(256,196)	(197,893)	—
Repurchase of common stock	(4,571)	(128,165)	(262,495)
Cash received from the exercise of employee stock options	67	1,461	54,890
Excess tax benefits from stock-based compensation	79	1,003	13,799
Proceeds on borrowings of term loan	50,000	—	—
Payments on capitalized leases and other debt obligations	—	(171)	(100)
Payments on acquisition debt	—	—	(23,362)

Net cash (used for) provided by financing activities	(11,418)	(71,794)	(217,268)

Effects of exchange rates on cash	12,001	(25,024)	6,567
Net increase in cash and cash equivalents	53,187	92,516	71,064
Cash and cash equivalents, beginning of period	222,260	129,744	58,680

Cash and cash equivalents, end of year	$275,447	$222,260	$129,744

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
Revenue Recognition
The Company recognizes revenue on agreements in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Accordingly, the Company recognizes revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collection is probable. The Company recognizes revenue as follows for each of its reportable segments:
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
Internet Advertising & Fees. Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of “click-throughs” on text based links as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products, ratably over the length of the subscription. Unearned revenues are reported on the balance sheet as deferred revenue.

Business Combinations and Dispositions
We account for business combinations in accordance with ASC 805, Business Combinations (formerly SFAS 141, Business Combinations). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. For the period January 1, 2007 through December 31, 2009, the Company completed five business combinations (see Note 3 to the consolidated financial statements).
The Company accounts for business dispositions in accordance with ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). ASC 360 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. The results of the Company’s continuing operations have been restated to reflect such dispositions in each period presented. See Note 10 to the financial statements for further discussion of the Company’s disposition transactions.
Marketing and Promotion
Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt consists of borrowings under our credit facility and term loan, which approximates fair value due to market interest rates.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short-term commercial paper rated P1 by Moody’s or A1 by Standard & Poors or better. As of December 31, 2009, the Company held marketable securities with a fair value of $23,560. These investments are subject to fluctuations based on changes in interest rates and market prices.
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
The Company’s marketable securities are classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other than temporary are reported in other income, net in the consolidated statements of operations. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2009 primarily consisted of auction rate bonds whose decline in fair value were judged by the Company to be other-than-temporary. Accordingly, the Company recorded a charge of $1,490, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 (see Note 7).

Accounts Receivable
The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 and 2008 are adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

	Beginning	Charged to Costs	Write-Offs	Ending
Year Ended December 31,	Balance	and Expenses	and Other	Balance
2009	$14,064	$10,154	$(11,558)	$12,660
2008	$15,613	$16,231	$(17,780)	$14,064
2007	$11,924	$12,906	$(9,217)	$15,613
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
Internal Use Software and Website Development Costs
In accordance with ASC 350, Internal-Use Software (formerly American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use), the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment and the estimated useful life is five years. Costs capitalized were $26,194, $39,732 and $14,391 for the years ended December 31, 2009, 2008 and 2007, respectively.
Goodwill and Intangible Assets
The Company evaluates its long-lived assets for impairment in accordance with ASC 350, Goodwill (formerly SFAS 142, Goodwill and Other Intangible Assets). Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.
The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company has four reporting units: Careers – North America, Careers – International, Careers – China and Internet Advertising and Fees. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. Based on impairment tests performed, no impairment of goodwill has been identified for the years ended December 31, 2009, 2008 and 2007. The estimated fair values of the reporting units were substantially in excess of the related carrying values.
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
Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2009, there were no impairment indicators present.
Foreign Currency Translation and Transactions
The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income, a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions, including forward foreign exchange contracts, are included in other (expense) income, net.
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
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable and non-functional currency indebtedness. As of December 31, 2009, the notional value of these forward foreign exchange contracts was approximately $21,900 and the corresponding accumulated unrealized gain was approximately $100, which is included in other (expense) income, net. The Company does not trade derivative financial instruments for speculative purposes.
Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (formerly SFAS 123 (revised 2004), Share-Based Payment). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non- vested stock to employees, directors and executive officers.

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

	December 31,
(thousands of shares)	2009	2008	2007
Basic weighted average shares outstanding	119,359	120,557	128,785
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans	1,811	610	1,970

Diluted weighted average shares outstanding	121,170	121,167	130,755

Weighted average anti-dilutive common stock equivalents	7,871	8,881	1,153

Professional Fees and Expenses Related to the Stock Option Investigation
In the second quarter of 2008, the Company recorded a $40,100 provision for legal settlements, net, relating to estimated settlements, costs and expenses arising out of the legal actions regarding the Company’s historical stock option granting practices, which included approximately $25,100 for the settlement of the securities class action regarding the Company’s historical stock option granting practices. In July 2008, the Company agreed to settle the securities class action, subject to court approval. Court approval was received in October 2008. Under the terms of the settlement, the defendants paid $47,500 to the class, of which the Company’s cost was approximately $25,100, net of its insurance recovery and contribution from another defendant. Also recorded in the provision for legal settlements, net, in the second quarter of 2008 was approximately $15,000 for estimated expenses relating to the other outstanding litigation in connection with the Company’s historical stock option granting practices.
In May 2009, the Company agreed, without admitting or denying wrongdoing, to pay a $2,500 penalty to the SEC to settle claims arising out of the SEC’s inquiry into the Company’s historical stock option granting practices.

In September 2009, the Company entered into a Memorandum of Understanding with the plaintiffs in the last action pending against the Company in connection with its historical stock option granting practices (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)), and in November 2009, the Company entered into a Class Action Settlement Agreement (the “Settlement Agreement”) with the plaintiffs in the ERISA Class Action. The Settlement Agreement provides that the Company will pay $4.3 million in full settlement of the claims asserted in the ERISA Class Action (a substantial majority of which will be paid by insurance and contribution from another defendant). The effectiveness of the Settlement Agreement is subject to Court approval and certification of the proposed class. On December 3, 2009, the Court granted preliminary approval of the proposed settlement, which included certification of the class members. Notice to the class has been sent and a final hearing on the merits of the proposed settlement is expected to occur in the near future.
Additionally, in 2009, 2008 and 2007, the Company recorded a net benefit of $10,097 (primarily relating to payments from former associates), a net charge of $4,400 (net of reimbursements of $12,400 primarily from former associates) and a net charge of $19,100 (net of reimbursements of $4,500 primarily from insurance carriers), respectively, of professional fees as a direct result of the investigation into the Company’s historical stock option granting practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation the United States Attorney for the Southern District of New York and the preparation and review of the Company’s restated consolidated financial statements.
Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, the Company reversed a previously recorded accrual of $6,850 relating to these matters
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
Accounting Standards Codification
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
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

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 4, 2010.
Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.
Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
2. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, stock options and performance-based RSAs and RSUs. The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approves all stock-based compensation awards. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair-value for service-based awards, a Monte Carlo simulation model to determine both the fair-value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company does not capitalize stock-based compensation costs. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSAs and RSUs vested.
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Years Ended December 31,
	2009	2008	2007
Non-vested stock, included in salaries and related	$39,306	$28,040	$27,739
Non-vested stock, included in restructuring and other special charges	—	1,162	—
Stock options, included in salaries and related	615	651	442

Total	$39,921	$29,853	$28,181

Included in the 2007 salaries and related for non-vested stock was approximately $12,800 related to the accelerated vesting of RSAs and RSUs related to two former executive officers in accordance with their severance agreements. Certain accrued bonuses are paid for in common stock and for the years ended December 31, 2009, 2008 and 2007, the fair value of the common stock was $2,275, $220 and $467, respectively.
As of December 31, 2009, the Company had issued the following types of equity awards under the Company’s 1999 Long Term Incentive Plan and the 2008 Equity Incentive Plan. The Company no longer issues new equity awards under the 1999 Long-Term Incentive Plan.
Restricted Stock
The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees, executives and directors. The Company grants RSUs that are subject to continued employment and vesting conditions, but do not have dividend or voting rights. The Company also grants RSAs that are subject to continued employment and vesting conditions and have voting rights. Directors of the Company receive automatic RSA which are measured using the fair market value of the Company’s common stock on the date of the grant. The Company also grants market-based RSAs and RSUs that vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSAs and RSUs vest in three equal tranches of 33.3% of each award if, and when, certain stock price targets are achieved and maintained for specific number of days in a consecutive specified period. The Company also grants performance-based RSAs and RSUs that vest contingent on meeting specific financial results within a specified time period.
The fair value of RSAs and RSUs is recognized as expense ratably over the requisite service period, net of estimated forfeitures.
Tax benefits recognized on the non-vested stock-based compensation expenses were $12,386, $8,375, and $9,981 for years ended December 31, 2009, 2008 and 2007, respectively.
2009 Restricted Stock. During 2009, the Company granted RSAs of 2,992,805 shares and RSUs of 1,102,759 shares to approximately 3,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through December 15, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.

2008 Restricted Stock. During 2008, the Company granted RSAs of 2,927,000 shares and RSUs of 985,000 shares to approximately 2,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates through December 16, 2012, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted market-based RSAs of 1,095,000 shares and market-based RSUs of 50,000 shares that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based shares vest in three tranches of 33.3% each of the award if, and when, certain stock price targets of $21.00, $28.00 and $35.00 are achieved and maintained for 15 days in a consecutive 30 day period and the tranches are being amortized over their requisite service period of twenty one, thirty and thirty seven month periods, respectively.
2007 Restricted Stock. During 2007, the Company granted 1,505,823 RSAs and 126,017 RSUs that vest in various increments on the anniversaries of the individual grant dates through December 12, 2011, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted 789,090 RSUs to approximately 740 employees, subject to certain specified performance-based conditions, with an aggregate grant value of $37,183. The Company did not meet the 2007 RSUs pre-determined performance-based conditions and as a result, all of the performance-based RSU’s were forfeited prior to December 31, 2007.
As of December 31, 2009, there was approximately $82,687 of unrecognized compensation cost related to the RSUs, RSAs and market-based awards that is expected to be recognized over a period of 4.0 years. During the years ended December 31, 2009, 2008 and 2007, the fair value of shares vested was $13,800, $5,783 and $28,107 respectively.
The following table summarizes the activity for non-vested stock:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
		Value at Grant		Value at Grant		Value at Grant
(thousands of shares)	Shares	Date	Shares	Date	Shares	Date
Non-vested at beginning of period	5,612	$24.57	1,671	$39.67	969	$44.53
Granted — Restricted Stock Units	1,103	6.93	1,035	26.95	915	47.17
Granted — Restricted Stock	2,993	7.93	4,022	20.51	1,506	38.26
Forfeited	(782)	20.04	(862)	33.28	(1,048)	46.17
Vested	(1,182)	30.81	(254)	41.86	(671)	42.40

Non-vested at end of period	7,744	$15.62	5,612	$24.57	1,671	$39.67

Stock Options
The following were the weighted average assumptions used to determine the fair value of stock options and have been estimated at the date of grant using the Black-Scholes option-pricing model (no stock options were granted in 2009, therefore no weighted average assumptions are included in this table):

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	N/A	2.7%	5.0%
Volatility	N/A	40.9%	50.7%
Expected life (years)	N/A	3.7	3.3
Employee Stock Options. In 2008 and 2007, the Company awarded options to purchase 137,980 and 82,897 shares of Common Stock, respectively, to certain employees in France. Under the terms of the awards, the 2008 grants vest 25% annually over four years with the first 25% vesting commencing on the first anniversary date of the award. The 2007 grants vest with 66,147 stock options vesting 25% over four years with the first 25% vesting commencing on the first anniversary date of the award and 16,750 stock options vesting 25% immediately and the remaining 75% will vest 25% on the next three anniversary dates of the award. As of December 31, 2009, the unrecognized compensation expense for stock options was $850 and is expected to be recognized over a period of 2.2 years.

Also during 2008, the Company in accordance with the legal settlement related to the stock option investigations, revalued 479,381 options held by former employees. Before the revaluation, the average exercise price of the options was $24.88 and after the revaluation the average exercise price was $51.54.
The following table summarizes the activity of the Company’s employee stock options:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
(thousands of shares)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,290	$30.58	6,876	$29.13	9,573	$28.97
Granted	—	—	138	27.77	83	46.70
Exercised	(7)	9.81	(89)	16.34	(2,136)	25.70
Forfeited/expired/cancelled	(3,567)	32.19	(635)	35.83	(644)	38.89

Outstanding at Year end	2,716	$29.16	6,290	$30.58	6,876	$29.13

Options exercisable at Year end	2,581	$29.03	5,980	$30.54	5,696	$28.90
Aggregate intrinsic value of options exercised during the year	$33		$546		$48,794
The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of the end of the period and the exercise price of the underlying options. The weighted average grant date fair value of options granted during the years 2008 and 2007 was $9.48 and $23.14, respectively.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2009 (share amounts in thousands):

	Options Outstanding				Options Exercisable
				Weighted
		Weighted		Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
Range of Exercise	Number	Exercise	Intrinsic	Contractual	Number	Exercise	Intrinsic
Prices	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value

$0.00 to $20.00	479	$10.33	$3,390	2.8	479	$10.33	$3,390
20.01 to 26.00	622	24.65	—	3.6	622	24.65	—
26.01 to 32.00	535	28.85	—	2.9	426	29.08	—
32.01 to 50.00	894	36.77	—	3.8	868	36.48	—
50.01 to 97.34	186	56.98	—	1.5	186	56.98	—

Total	2,716	$29.16	$3,390	3.3	2,581	$29.03	$3,390

3. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2007 through December 31, 2009. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

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
On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by the Company. ChinaHR is a leading recruitment website in the People’s Republic of China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. The Company recorded $243,247 of goodwill, $16,456 of intangible assets, $4,568 of property and equipment, $4,192 of receivables, $1,074 of other assets, $963 of deferred tax liability, net, $8,281 of deferred revenue, $25,917 for transactional and acquired liabilities and $893 of short-term credit facility debt. The Company also consolidated its ChinaHR related assets of $41,588 in investment in unconsolidated affiliates and $25,254 in notes and interest receivable (recorded in Other Assets prior to consolidation of ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition is not deductible for tax purposes.
On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $55,482 of goodwill, $3,902 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition is not deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners, which is being amortized as compensation expense over the service period.
On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. The Company recorded $56,259 of goodwill, $2,563 of deferred tax assets, $1,251 of receivables, $2,500 of intangible assets, $183 of property and equipment, $22 of other assets and $1,211 of liabilities. The goodwill recorded in connection with the acquisition is not deductible for tax purposes.
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
The Company is not including pro forma financial information as acquisitions completed during the years 2007 through 2009 were not considered to be significant subsidiaries, either individually or in the aggregate.
4. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill by reportable segment are as follows:

			Internet
	Careers — North	Career —	Advertising
	America	International	and Fees	Total
January 1, 2008	$346,505	$174,095	$94,734	$615,334
Additions and adjustments	56,725	236,483	58,370	351,578
Currency translation	—	(72,353)	(13)	(72,366)

December 31, 2008	$403,230	$338,225	$153,091	$894,546
Additions and adjustments	(1,280)	5,886	(1,508)	3,098
Currency translation	—	28,107	7	28,114

December 31, 2009	$401,950	$372,218	$151,590	$925,758

The Company’s intangible assets consisted of the following:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)
Trademarks/Internet domains	$13,777	$—	$13,332	$—	Indefinite lived
Customer relationships	57,573	35,452	54,524	27,900	5 to 30
Acquired Technology	6,975	2,035	6,975	640	3 to 5
Non-compete agreements	4,499	1,684	4,355	575	2 to 6
Other	4,319	4,109	6,156	3,892	4 to 10

Total	$87,143	$43,280	$85,342	$33,007

The Company recorded amortization expense of $9,416, $6,790, and $5,701 on its intangible assets for the years ended December 31, 2009, 2008 and 2007, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2009, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	2010	2011	2012	2013	2014
Estimated amortization expense	$8,217	$7,649	$6,301	$4,534	$3,385
5. PROPERTY AND EQUIPMENT, NET

	December 31,
	2009	2008
Capitalized software costs	$190,454	$169,497
Furniture and equipment	30,128	30,500
Leasehold improvements	31,803	30,265
Computer and communications equipment	173,720	165,198

	426,105	395,460
Less: accumulated depreciation	282,378	234,178

Property and equipment, net	$143,727	$161,282

At December 31, 2009 and 2008, property and equipment included equipment financed with capital leases with a cost of $19,392 and $19,401, respectively, and accumulated depreciation of $19,331 and $19,116, respectively. Depreciation expense was $59,117, $51,230 and $38,207 for the years ended December 31, 2009, 2008 and 2007, respectively.
6. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair-value as described in ASC 820 (formerly SFAS 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents, available-for-sale securities, the UBS AG and affiliates (collectively, “UBS”) put option (as discussed in Note 7) and lease exit liabilities. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$91,246	$—	$—	$91,246
Bank time deposits	—	37,474	—	37,474
Commercial paper	—	86,537	—	86,537
Government bonds foreign	—	11,795	—	11,795
Tax exempt auction rate securities (See Note 7)	—	—	23,560	23,560
UBS put option (See Note 7)	—	—	138	138

Total Assets	$91,246	$135,806	$23,698	$250,750

Liabilities:
Lease exit liabilities	$—	$—	$25,112	$25,112

Total Liabilities	$—	$—	$25,112	$25,112

The lease exit liabilities relate to vacated facilities associated with previous discontinued operations and realignment activities of the Company. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2008	$90,347
Redemptions/settlements of auction rate securities (See Note 7)	(62,076)
Reversal of unrealized loss in other comprehensive income	1,603
Realized losses included in interest and other, net	(4,824)
Unrealized loss included in interest and other, net	(1,490)

Balance, December 31, 2009	$23,560

UBS Put Option
Balance, December 31, 2008	$—
Unrealized gain included in interest and other, net	138

Balance, December 31, 2009	$138

Lease
Exit Liability
Balance, December 31, 2008 *	$—
Transfers into Level 3	25,112

Balance, December 31, 2009	$25,112

*-	Prior to the effective date of ASC 820.
The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility and term loan (see Note 11), which approximates fair value due to market interest rates
7. INVESTMENTS
Marketable Securities
As of December 31, 2009, the Company held $25,050 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years that have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such auction rate securities at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8,300 par value auction rate securities marketed and sold by UBS as of December 31, 2009, see below) in the consolidated balance sheets as of December 31, 2009 and December 31, 2008. Typically, when auctions are successful, the fair value of auction rate securities approximates par value due to the frequent interest rate resets.

During 2009, the Company redeemed certain of their auction rate securities entirely at par. Additionally, in November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. The Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. As part of the settlement agreement, the Company dismissed its lawsuit against RBC and released claims related to RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4,824 in the fourth quarter of 2009 relating to the settlement with RBC which was reflected in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.66% at December 31, 2009) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. To estimate the fair value of these auction rate securities, the Company uses third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features.
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
Based on these valuations, we wrote down the auction rate securities with an original par value and cost of $25,050 to an estimated fair value of $23,560 as of December 31, 2009. The write-down of these securities resulted in an unrealized loss of $1,490, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary. For the year ended December 31, 2008, the Company recorded an unrealized loss relating to all auction rate securities (with the exception of the auction rate securities marketed and sold by UBS, see below), which was reflected in accumulated other comprehensive income. The Company recorded this loss in other comprehensive income in 2008 as the Company then deemed the losses to be a temporary impairment because the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before recovery of the amortized cost basis. As a result of the settlement with RBC, the Company no longer classifies losses on the remaining auction rate securities as temporary and, accordingly, all losses are reflected in the consolidated statement of operations. The instability in the credit markets may affect the Company’s ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period.
Included in the Company’s auction rate securities portfolio are approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. Accordingly, the Company has recorded the unrealized losses of $150 as a charge to interest and other in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of December 31, 2009.

The ARS Rights represent a firm agreement in accordance with ASC 815 (formerly SFAS 133, Accounting for Derivative and Hedging Activities). The enforceability of the ARS Rights results in the creation of an asset akin to a put option, which is a free standing asset separate from the UBS-brokered auction rate securities. We valued the put option using a discounted cash flow model with the following key assumptions: (a) contractual interest on the underlying UBS-brokered auction rate securities continues to be received, (b) discount rates ranging from 1.88% to 2.10%, which incorporates a spread for credit, liquidity, downgrade and default risks and (c) the Company selects the optimal exercise between June 30, 2010 and July 2, 2012. This discounted cash flow model valued the put option as of December 31, 2009 at $138, which was recorded as a non-current asset in the consolidated balance sheet as of December 31, 2009 with the corresponding credit to interest and other in the consolidated statement of operations for the fiscal year ended December 31, 2009. The put option does not meet the definition of a derivative instrument under ASC 815 because the terms of the put option do not provide for net settlement, as the Company must tender the auction rate securities to receive the settlement and the auction rate securities are not readily convertible to cash. Therefore, the Company has elected to measure the put option at fair value under ASC 825, Financial Instruments (formerly SFAS 159, The Fair Value Option for Financial Assets and Liabilities), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, unrealized gains and losses from changes in fair value will be included in earnings in future periods.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of December 31, 2009 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
Current
Bank time deposits	$1,109	$—	$—	$1,109
Tax-exempt auction rate bonds	8,300	150	—	8,150

Total	$9,409	$150	$—	$9,259

Non-current
Tax-exempt auction rate bonds	$16,750	$1,340	$—	$15,410

Total	$16,750	$1,340	$—	$15,410

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with ASC 320 (formerly FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investment and FSP 115-1 and 124-2). A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than- temporary. As of December 31, 2009, the Company believes that all of the impairment of its auction rate securities investments is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the security’s projected future cash flows, credit ratings actions and assessment of the credit quality of the underlying collateral as well as the Company’s intent to sell the security or whether it is more likely than not the Company will be required to sell the security before its anticipated recovery of the amortized costs basis. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.
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

In February 2005, the Company acquired a 40% interest in ChinaHR for consideration of $50,000 in cash. In March 2006, the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders, for cash consideration of $19,936. ChinaHR is a leading recruitment website in the People’s Republic of China and provides online recruiting, campus recruiting and other human resource solutions. As a result of its investment, the Company had the right to occupy three of seven seats on ChinaHR’s Board of Directors.
In March 2006, the Company entered into a loan agreement with ChinaHR, whereby the Company had agreed to advance ChinaHR up to an aggregate of $20,000. Interest on the loans were assessed at the average one-month U.S. Dollar LIBOR rate plus 1% and was payable quarterly, in arrears. The credit facility provided that any advances were due and payable in full on the maturity date, which was the earliest of March 2011 or the consummation of an initial public offering of securities by ChinaHR. At December 31, 2007, the total amount outstanding under the credit facility was $20,000. On January 30, 2008, the Company entered into a separate loan agreement with ChinaHR, whereby the Company agreed to advance ChinaHR up to an aggregate of $5,000. Prior to October 8, 2008, the Company advanced an additional $5,000 to ChinaHR bringing the total amount outstanding under the credit facilities to $25,000, which was recorded as a component of other assets on the consolidated balance sheet.
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
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $763 in the second quarter of 2009 for this investment. The carrying value of the investment was $221 as of December 31, 2009 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. The total investment made during the fourth quarter of 2008 was $1,414. During the fiscal year ended December 31, 2009, the Company expended an additional $6,299 for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $323 as of December 31, 2009 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates. The condensed balance sheet for the Australian investment as of December 31, 2009 and the statement of operations for twelve months ended December 31, 2009 are presented below:

December 31, 2009

Current assets	$3,423
Non-current assets	—

Total assets	3,423

Current liabilities	3,044
Non-current liabilities	—

Total liabilities	$3,044

Year Ended
December 31, 2009

Revenue	$8,925
Loss from continuing operations	(14,427)
Net loss	$(14,322)

Income and loss in equity interests, net are as follows by equity investment:

	Years Ended December 31,
	2009	2008	2007
ChinaHR (Until acquired October 8, 2008)	$—	$(8,337)	$(9,627)
Finland	194	928	1,329
Australia	(4,511)	(430)

Loss in equity interests, net	$(4,317)	$(7,839)	$(8,298)

8. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.
The fair value gain (loss) position (recorded in interest and other in the consolidated statements of operations) of our derivatives at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009
			Prepaid
	Notional Balance	Maturity Date	Expenses
Designated as Hedges under ASC 815
None	—	—	—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$21,864 consisting of 10 different currency pairs	January — April 2010	$77

Total Derivative Instruments			$77

	December 31, 2008
			Accrued
	Notional Balance	Maturity Date	Expenses
Designated as Hedges under ASC 815
None	—	—	—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$33,200 consisting of 3 different currency pairs	January 2009	$(100)

Total Derivative Instruments			$(100)

During the twelve months ended December 31, 2009, net gains of $39 from realized net gains and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.
9. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who will be staying with the Company. Through June 30, 2009, when all the initiatives relating to the 2007 restructuring program were complete, the Company had notified or terminated approximately 700 associates and approximately 140 associates had voluntarily left the Company. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program through the completion of the program in the second quarter of 2009, the Company has incurred $49,109 of restructuring expenses. The Company will not incur any new charges in the future relating to this program.

Restructuring and other special charges and related liability balances were as follows:

				Other Costs
			Consolidation	and
	Workforce	Fixed Asset	of Office	Professional
	Reduction	Write-Offs	Facilities	Fees	Total

December 31, 2007	$6,226	$—	$459	$505	$7,190
2008 expense	11,079	3,695	1,130	503	16,407
Cash payments	(13,394)		(720)	(907)	(15,021)
Non-cash payments	(1,162)	(3,695)	—	—	(4,857)

December 31, 2008	2,749	—	869	101	3,719
2009 expense	7,731	4,721	2,876	777	16,105
Cash payments	(8,604)		(1,763)	(641)	(11,008)
Non-cash payments		(4,721)			(4,721)

December 31, 2009	$1,876	$—	$1,982	$237	$4,095

10. DISCONTINUED OPERATIONS
During the second quarter of 2008, the Company decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the historical results of Tickle as a component of discontinued operations. The Company’s decision was based upon Tickle’s product offerings, which no longer fit the Company’s long-term strategic growth plans, and Tickle’s lack of profitability. Tickle’s results for the year ended December 31, 2008 included the write-down of $13,201 of long-lived assets, an income tax benefit of $29,836 and a net loss of $6,331 from its operations. The income tax benefit included $25,981 of current tax benefits for current period operating losses and tax losses incurred upon Tickle’s discontinuance and $3,855 of deferred tax benefits for the reversal of deferred tax liabilities on long-term assets. The Company incurred losses net of tax related to Tickle of $2,935 for the year ended December 31, 2007.
The operations of the Company’s disposed businesses have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Revenue	$—	$6,470	$27,505

Loss before income taxes	—	(6,331)	(6,027)
Income tax benefit	—	(2,501)	(2,331)

Loss from discontinued operations, net of tax	—	(3,830)	(3,696)

Pre-tax loss on Sale or disposal of discontinued operations	—	(13,201)	—
Income tax benefit	—	(27,335)	—

Gain on sale or disposal of business, net of tax	—	14,134	—

Income (loss) from discontinued operations, net of tax	$—	$10,304	$(3,696)

The provision for income taxes reported in discontinued operations differs for the year ended December 31, 2008 from the tax benefit computed at the Company’s federal statutory income tax rate primarily as a result of the loss on investment.

11. FINANCING AGREEMENT
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
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (which rate is based on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (which rate is based on the Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. As of December 31, 2009, the Company was in full compliance with its covenants.
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
At December 31, 2009, the utilized portion of this credit facility was $50,000 in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1,604 for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of December 31, 2009 and the remaining borrowings on the term loan of $45,000 is classified as long-term. As of December 31, 2008, the $50,000 outstanding on the revolving credit facility was classified as short-term on the consolidated balance sheet due to the Company’s intention to pay-down this balance within one year. As of December 31, 2009, $248,396 was unused on the Company’s revolving credit facility. At December 31, 2009, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.23%, 3.25% and 0.05%, respectively. As of December 31, 2009, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.24%. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business. (see Note 19).
The Company’s ChinaHR subsidiary had entered into two unsecured uncommitted revolving credit facilities guaranteed by the Company that provided for maximum borrowings of $14,802. As of December 31, 2009 and 2008, the utilized portion of these credit facilities was $0 and $4,971, respectively. As of December 31, 2009, both unsecured uncommitted revolving credit facilities were cancelled.

12. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

	Years Ended December 31,
	2009	2008	2007
Interest paid	$4,030	$3,249	$2,318
Income tax (refunded) paid, net	$(27,908)	$29,127	$69,599
Non-cash investing and financing activities are as follows:

	Years Ended December 31,
	2009	2008	2007
Fair value of assets acquired	$600	$327,252	$3,767
Less: Liabilities assumed	—	(26,343)	(323)
Liabilities created in connection with business combinations	(300)	(8,073)	(895)

Payments for acquisitions and intangible assets, net of cash acquired	$300	$292,836	$2,549
The following are a component of accrued expenses and other current liabilities:

	December 31,
	2009	2008
Accrued salaries, benefits, commissions, bonuses and payroll taxes	$58,670	$83,785
13. STOCKHOLDERS’ EQUITY
Common and Class B Common Stock
The Company had two classes of stock, common stock and Class B common stock, which were identical except that each share of Class B common stock was entitled to ten votes and was convertible, at any time, at the option of the stockholder into one share of common stock. On November 6, 2008, Andrew J. McKelvey, the Company’s former Chief Executive Officer, converted all of the issued and outstanding Class B common stock into an equal number of shares of common stock. As a result, there are no shares of Class B common stock outstanding.
Share Repurchase Plan
In November 2005, the Board of Directors authorized the Company to purchase up to $100,000 of shares of its common stock. The November 2005 share repurchase plan was utilized fully during 2007. In September 2007, the Board of Directors authorized the Company to purchase up to an additional $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. From inception through December 31, 2009, under the authorized repurchase plan, the Company repurchased 13,794,012 shares of its common stock for an aggregate purchase price of $423,577.
All repurchase plan authorizations expired on January 30, 2009 and accordingly, the Company did not have authorization to purchase any shares of its common stock as of December 31, 2009 and did not repurchase any shares of its common stock during 2009. The Company also withheld 483 shares valued at $4,571 during the year ended December 31, 2009 to satisfy withholding obligations upon the vesting of employee stock awards.
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
The total number of shares of the Company’s common stock that may be granted under the 1999 Plan is the sum of 30,000,000 and the number of shares that would have been available for new awards under the 1996 Plans if they were still in effect. At December 31, 2009, approximately 2,581 options were exercisable and 6,936 shares were available for future grants.
See Note 2 for activity related to the Company’s equity plans.
14. INCOME TAXES
The components of income from continuing operations before income taxes and loss in equity interests are as follows:

	Years Ended December 31,
	2009	2008	2007
Domestic	$(39,480)	$57,694	$159,019
Foreign	24,841	129,544	85,835

(Loss) income from continuing operations before income taxes and loss in equity interests	$(14,639)	$187,238	$244,854

Income taxes relating to the Company’s continuing operations are as follows:

	Years Ended December 31,
	2009	2008	2007
Current income taxes:
U.S. Federal	$(45,090)	$31,066	$63,360
State and local	(6,747)	4,614	12,334
Foreign	12,765	21,800	16,226

Total current income taxes	(39,072)	57,480	91,920

Deferred income taxes:
U.S. Federal	22,195	4,025	(8,570)
State and local	133	1,215	(1,817)
Foreign	(21,139)	2,190	4,928

Total deferred income taxes	1,189	7,430	(5,459)

Income taxes	$(37,883)	$64,910	$86,461

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$2,554	$4,778
Accrued expenses and other liabilities	12,503	24,319
Accrued business reorganization costs	3,374	3,692
Tax loss carry-forwards	70,032	41,408
Tax credits	23,428	5,397
Non-cash stock based compensation expense	11,399	14,586
Valuation allowance	(27,875)	(29,028)

Deferred tax assets	95,415	65,152

Deferred tax liabilities:
Branch Operations	(21,647)	0
Property and equipment	(22,558)	(14,378)
Intangibles	(62,366)	(50,393)

Deferred tax liabilities	(106,571)	(64,771)

Net deferred tax (liabilities) assets	$(11,156)	$381

As of December 31, 2009 and 2008, net current deferred tax assets were $8,500 and $14,388 respectively, net current deferred tax liabilities were $803 and $0, respectively, net non-current deferred tax assets were $32,646 and $10,651, respectively and net non-current deferred tax liabilities were $51,499 and $24,658, respectively.
In 2009, the Company incurred a U.S. Federal net operating tax loss which it expects to carry back. At December 31, 2009, the Company has certain U.S. Federal net operating losses that cannot be carried back of approximately $31,400 which expire in stages beginning in 2020. The losses are subject to an annual limitation on utilization. The Company has a capital loss carryover of $6,400 that expires in 2015. The Company has foreign tax credit carryovers of $23,428 that expire in stages beginning in 2018. The Company has net operating loss carry-forwards in various foreign countries around the world of approximately $315,381 of which approximately $227,965 have no expiration date and $87,416 expire in stages in years 2010 through 2024.
Realization of the Company’s net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions and capital loss carryovers. Accordingly, a valuation allowance has been established for these tax benefits. The income tax provision was increased by $3,251 in 2009 due to valuation allowances.
The Company’s income taxes payable for Federal and state income taxes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued upon the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions for the years ended December 31, 2009, 2008 and 2007 were $12, $1,007 and $14,601, respectively.

Income taxes related to the Company’s income from continuing operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
Income taxes at Federal statutory rate	$(5,124)	$65,533	$85,699
State income taxes, net of Federal income tax effect	(1,949)	3,869	7,911
Tax exempt interest income	(271)	(2,203)	(8,021)
Effect of foreign operations	(1,090)	(5,228)	(3,542)
Change in valuation allowance	3,251	(3,554)	(1,261)
Reversals of accrued income tax	(33,022)	(1,738)
Interest expense on tax liabilities, net of reversals	(2,165)	3,552	4,115
Other non-deductible expenses	2,487	4,679	1,560

Income taxes	$(37,883)	$64,910	$86,461

In 2009, the Company repatriated approximately $16,000 of cash from its subsidiary in South Korea. The tax effect has been provided for in the 2009 tax provision. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. The Company plans to utilize these undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States. Such earnings will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company estimates its undistributed foreign earnings are approximately $106,175.
On January 1, 2007, the Company adopted certain provisions of ASC 740, “Income Taxes” (previously reported as Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”), which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company increased its existing liabilities for uncertain tax positions by $3,125. This increase was recorded as a cumulative effect adjustment to the Company’s opening accumulated deficit.
As of December 31, 2009 and December 31, 2008, the Company has recorded a liability of $87,343 and $119,951, respectively, which includes unrecognized tax benefits of $65,306 and $94,715, respectively, and estimated accrued interest and penalties of $22,037 and $25,236, respectively. In addition for the years ended December 31, 2009 and December 31, 2008, the Company has reduced its recorded deferred tax assets by $38,936 and $35,169, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. Total interest expense on unrecognized tax benefits included in the 2009 and 2008 income tax provision in the statement of operations were $5,780 and $6,110, respectively. 2009 interest expense was recorded net of a reversal of prior years’ interest and penalties of $8,979, due to expiration of statutes of limitations. The net of tax effect of interest, penalties and reversals thereof was a benefit of $2,165 and a charge of $3,552 in the fiscal years ended December 31, 2009 and 2008, respectively.
A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: January 1, 2009	$129,884
Gross increases: tax positions taken in prior periods	7,311
Gross decreases: tax positions taken in prior periods	(8,275)
Gross increases: current period tax positions	14,149
Reductions due to lapse of statute of limitations	(38,827)

Unrecognized tax benefits: December 31, 2009	$104,242

If the unrecognized tax benefits at December 31, 2009 were recognized in full, $104,242 would impact the effective tax rate.
During 2009, the Company recognized $38,827 of previously unrecognized tax benefits due to expiration of statutes of limitations, which on a net of tax basis impacted the effective tax rate by $33,022 ($26,572 of which was recorded in the third quarter of 2009 and $6,450 was recorded in the fourth quarter of 2009) and equity by $3,236. The Company also reversed accrued interest and penalties related to unrecognized tax benefits of $8,979 which on a net of tax basis impacts the effective rate by $5,687. The total benefit reflected in the effective tax rate due to recognition of previously unrecognized tax benefits and reversals of interest and penalties thereon was $38,709.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 31 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as France, Germany, Netherlands, United Kingdom, the United States as well as countries in Scandinavia, Eastern Europe and in the Asia/Pacific region. With some exceptions, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $10 million in the next twelve months due to expirations of statutes of limitations.
15. COMMITMENTS
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2009:

	Operating	Sublease
	Leases	Income
2010	$44,452	$8,308
2011	34,101	6,520
2012	28,108	5,811
2013	25,288	5,809
2014	24,782	5,802
Thereafter	65,948	23,152

Total	$222,679	$55,402

Total rent and related expenses under operating leases were $51,907, $45,446, and $34,166 for the years ended December 31, 2009, 2008 and 2007, respectively. Operating lease obligations after 2011 relate primarily to office facilities.
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
The Company has a 401(k) profit-sharing plan covering all eligible employees. Through March 31, 2009, the Company provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions were paid to participating employees in the form of the Company’s common stock or cash. In April 2009, the Company temporarily suspended the matching of employee contributions. Salaries and related expenses contain $2,308, $4,686 and $4,638 of employer matching contributions for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $3,193, $2,334 and $1,626 for the years ended December 31, 2009, 2008 and 2007, respectively.

16. RELATED PARTY TRANSACTIONS
The Company previously provided office space and administrative support to the Company’s former Lead Independent Director. The value of such services was approximately $40, $40, and $40 in 2009, 2008 and 2007, respectively.
17. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.
Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (“CODM”) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (which ChinaHR was formerly a part of). Accordingly, in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments.
The following tables present the Company’s operations by reportable segment and by geographic region:

	Years Ended December 31,
Revenue	2009	2008	2007
Careers – North America	$407,118	$638,118	$707,384
Careers – International	365,478	575,182	488,038
Internet Advertising & Fees	132,546	130,327	128,382

Revenue	$905,142	$1,343,627	$1,323,804

	Years Ended December 31,
Operating (Loss) Income	2009	2008	2007
Careers – North America	$19,670	$175,255	$224,862
Careers – International	(6,283)	84,727	52,113
Internet Advertising & Fees	18,114	11,666	16,611

	31,501	271,648	293,586
Corporate expenses	(40,312)	(101,693)	(74,354)

Operating (loss) income	$(8,811)	$169,955	$219,232

	Years Ended December 31,
Depreciation and Amortization	2009	2008	2007
Careers – North America	$31,318	$24,541	$19,406
Careers – International	29,651	26,551	18,170
Internet Advertising & Fees	7,163	6,299	5,421

	68,132	57,391	42,997
Corporate expenses	401	629	911

Depreciation and amortization	$68,533	$58,020	$43,908

	Years Ended December 31,
Restructuring and Other Special Charges	2009	2008	2007
Careers – North America	$3,758	$4,895	$6,665
Careers – International	10,368	9,313	7,067
Internet Advertising & Fees	616	1,400	2,115
Corporate expenses	1,363	799	750

Restructuring and other special charges	$16,105	$16,407	$16,597

	Years Ended December 31,
Revenue by Geographic Region (a)	2009	2008	2007
United States	$521,697	$740,934	$812,328
Germany	72,554	136,491	112,284
Other foreign	310,891	466,202	399,192

Revenue	$905,142	$1,343,627	$1,323,804

	December 31,
Long-lived Assets by Geographic Region (b)	2009	2008	2007
United States	$107,004	$117,738	$83,216
International	36,723	43,544	40,181

Total long-lived assets	$143,727	$161,282	$123,397

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	December 31,
Total Assets by Segment	2009	2008
Careers – North America	$614,363	$657,730
Careers – International	717,574	843,007
Internet Advertising & Fees	184,157	188,507
Corporate	171,303	83,217
Shared assets (c)	139,793	144,129

Total assets	$1,827,190	$1,916,590

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets includes property and equipment, net.

(c)
Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

18. STOCK OPTION INVESTIGATIONS AND LITIGATION
The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company is currently party to one civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) pending against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as a putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleges that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. The plaintiffs and the Company entered into a Memorandum of Understanding on September 14, 2009 and entered into a Class Action Settlement Agreement (the “Settlement Agreement”) on November 9, 2009. The Settlement Agreement sets forth the terms pursuant to which the parties intend, subject to Court approval and certification of the proposed class described in the second amended complaint, to settle the ERISA Class Action. The Settlement Agreement provides for a payment of $4,250 million in full settlement of the claims asserted in the ERISA Class Action, a substantial majority of which will be paid by insurance and contribution from another defendant. The effectiveness of the Settlement Agreement is subject to Court approval and certification of the proposed class. On December 3, 2009, the Court granted preliminary approval of the proposed settlement, which included certification of the class members. Notice to the class has been sent and a final hearing on the merits of the proposed settlement is expected to occur in the near future.

Upon the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices will have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6.9 million relating to these matters.
19. SUBSEQUENT EVENT
On February 3, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225,000 in cash payable at the closing of the transaction. The closing is subject to customary conditions to closing, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months in Yahoo!’s sole discretion in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a government authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
In connection with the transaction, the Company and Yahoo! entered into certain other ancillary agreements to be effective as of the closing of the acquisition, including (i) a license agreement, pursuant to which Yahoo! will grant to the Company a license of certain patents and trade secrets for use by the Company, and the Company will agree to grant back to Yahoo! a license of the technology, trade secrets and patents assigned to the Company under the Asset Purchase Agreement, (ii) a transition services agreement to ensure the Company’s ability to operate the HotJobs business for a period of six months following the closing (as such time period may be extended in the Company’s discretion by up to three additional months) and (iii) a commercial traffic agreement, pursuant to which Yahoo! has agreed to place hyperlinks on Yahoo!’s homepages in the United States and Canada and certain other Yahoo! properties designed to direct user traffic to Monster.com and Monster.ca.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2009	First	Second	Third	Fourth	Full Year
Revenue:
Careers	$222,849	$190,397	$179,941	$179,409	$772,596
Internet Advertising & Fees	31,554	32,660	34,592	33,740	132,546

Total revenue	254,403	223,057	214,533	213,149	905,142

Salaries and related	122,385	113,484	112,833	115,047	463,749
Office and general	62,113	59,862	59,841	49,472	231,288
Marketing and promotion	73,691	44,953	45,757	45,260	209,661
(Reversal of) Provision for legal settlements, net	—	—	(6,850)	—	(6,850)
Restructuring and other special charges	11,008	5,097	—	—	16,105

Total operating expenses	269,197	223,396	211,581	209,779	913,953

Operating (loss) income	(14,794)	(339)	2,952	3,370	(8,811)
Interest and other, net	1,203	76	(48)	(7,059)	(5,828)

(Loss) income from continuing operations before income taxes and loss in equity interests	(13,591)	(263)	2,904	(3,689)	(14,639)
Income taxes	(4,489)	(83)	(30,891)	(2,420)	(37,883)
Loss in equity interests, net	(1,239)	(1,190)	(1,044)	(844)	(4,317)

(Loss) income from continuing operations	(10,341)	(1,370)	32,751	(2,113)	18,927
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net (loss) income	$(10,341)	$(1,370)	$32,751	$(2,113)	$18,927

Basic (loss) earnings per share:(a)
(Loss) income from continuing operations	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Basic (loss) earnings per share	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16

Diluted (loss) earnings per share:(a)
(Loss) income from continuing operations	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Diluted (loss) earnings per share	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16

Weighted average shares outstanding:
Basic	118,855	119,274	119,473	119,575	119,359
Diluted	118,855	119,274	121,676	119,575	121,170

(a)
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2008	First	Second	Third	Fourth	Full Year
Revenue:
Careers	$336,810	$320,953	$297,606	$257,931	$1,213,300
Internet Advertising & Fees	29,662	33,341	34,583	32,741	130,327

Total revenue	366,472	354,294	332,189	290,672	1,343,627

Salaries and related	140,448	135,879	136,506	130,435	543,268
Office and general	73,899	75,358	71,834	61,608	282,699
Marketing and promotion	111,854	68,976	57,684	52,684	291,198
Provision for legal settlements, net	—	40,100	—	—	40,100
Restructuring and other special charges	6,927	2,732	3,592	3,156	16,407

Total operating expenses	333,128	323,045	269,616	247,883	1,173,672

Operating income	33,344	31,249	62,573	42,789	169,955
Interest and other, net	7,383	3,057	5,283	1,560	17,283

Income from continuing operations before income taxes and loss in equity interests	40,727	34,306	67,856	44,349	187,238
Income taxes	15,143	12,153	22,734	14,880	64,910
Loss in equity interests, net	(1,822)	(3,592)	(2,086)	(339)	(7,839)

Income from continuing operations	23,762	18,561	43,036	29,130	114,489
(Loss) income from discontinued operations, net of tax	(1,171)	12,269	(258)	(536)	10,304

Net income	$22,591	$30,830	$42,778	$28,594	$124,793

Basic earnings per share:(a)
Income from continuing operations	$0.19	$0.15	$0.36	$0.25	$0.95
(Loss) income from discontinued operations, net of tax	(0.01)	0.10	—	—	0.09

Basic earnings per share	$0.18	$0.26	$0.36	$0.24	$1.04

Diluted earnings per share:(a)
Income from continuing operations	$0.19	$0.15	$0.36	$0.24	$0.94
Income (loss) from discontinued operations, net of tax	(0.01)	0.10	—	—	0.09

Diluted earnings per share	$0.18	$0.25	$0.35	$0.24	$1.03

Weighted average shares outstanding:
Basic	122,711	120,885	120,057	118,601	120,557
Diluted	123,332	121,541	120,722	119,380	121,167

(a)
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company as of the end of the period covered by this report.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. There have been no significant changes in the Company’s internal controls or in other factors which could materially affect internal controls subsequent to the date the Company’s management carried out its evaluation.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 4, 2010 expressed an unqualified opinion thereon.
/s/ BDO SEIDMAN, LLP
New York, New York
February 4, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company’s website under the “Corporate Governance” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company’s Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company’s website within four business days following the date of amendment or waiver. The Company’s website address is http://about-monster.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2009 pursuant to Regulation 14A of the Exchange Act.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) DOCUMENT LIST
1. Financial Statements
The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.
2. Financial Statement Schedules
None.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K
(a) The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.19 are management contracts or compensatory plans or arrangements.

Exhibit
Number	Description
3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on April 28, 2009.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(7)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(7)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(8)

10.12	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(9)

10.13	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(10)

10.14	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(10)

10.15	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(11)

10.16	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(12)

10.17	Employment Letter Agreement, dated March 2, 2007, between Monster Worldwide, Inc. and Darko Dejanovic.

10.18	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(13)

10.19	Employment Agreement, dated as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos.

10.20	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(14)

10.21
Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein.(15)

Exhibit
Number	Description
10.22	First Amendment to Credit Agreement, dated January 28, 2010, by and among Monster Worldwide, Inc. and the lenders party thereto.

10.23
Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(15)

10.24	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(15)

10.25
Share Purchase Agreement, dated as of October 8, 2008, among China HR.com Holdings Ltd., Monster Worldwide, Inc., Monster Worldwide Netherlands B.V., Monster Worldwide Limited, the shareholders of China HR.com Holdings Ltd. named therein, and the other individuals named therein.(16)

10.26	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(17)

21.1	Subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.

(5)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2009.

(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.

(8)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 31, 2006.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 9, 2008.

(11)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 11, 2007.

(13)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on May 15, 2008.

(14)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(16)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on October 15, 2008.

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman of the Board, President and Chief Executive Officer

Dated: February 4, 2010
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Salvatore Iannuzzi Salvatore Iannuzzi	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 4, 2010

/s/ Timothy T. Yates Timothy T. Yates	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	February 4, 2010

/s/ James M. Langrock James M. Langrock	Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)	February 4, 2010

/s/ Robert J. Chrenc Robert J. Chrenc	Director	February 4, 2010

/s/ John Gaulding John Gaulding	Director	February 4, 2010

/s/ Edmund P. Giambastiani, Jr. Edmund P. Giambastiani, Jr.	Director	February 4, 2010

/s/ Roberto Tunioli Roberto Tunioli	Director	February 4, 2010