Form 10-Q
period 2010-03-31
MONSTER WORLDWIDE INC
filed 2010-04-30
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2010

Common Stock	126,119,571

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$215,305	$254,403

Salaries and related	128,450	122,385
Office and general	62,148	62,113
Marketing and promotion	59,581	73,691
Restructuring and other special charges	—	11,008

Total operating expenses	250,179	269,197

Operating loss	(34,874)	(14,794)
Interest (expense) income and other, net	(653)	1,203

Loss from continuing operations before income taxes and equity interests	(35,527)	(13,591)
Benefit from income taxes	(12,179)	(4,489)
Loss in equity interests, net	(831)	(1,239)

Net loss	$(24,179)	$(10,341)

Basic loss per share	$(0.20)	$(0.09)

Diluted loss per share	$(0.20)	$(0.09)

Weighted average shares outstanding:
Basic	120,032	118,855
Diluted	120,032	118,855
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,152	$275,447
Marketable securities, current	8,150	9,259
Accounts receivable, net of allowance for doubtful accounts of $9,717 and $12,660	263,589	287,698
Prepaid and other	70,229	73,089

Total current assets	633,120	645,493

Marketable securities, non-current	13,110	15,410
Goodwill	917,187	925,758
Property and equipment, net	136,487	143,727
Intangibles, net	41,173	43,863
Investment in unconsolidated affiliates	330	546
Other assets	50,884	52,393

Total assets	$1,792,291	$1,827,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,821	$32,066
Accrued expenses and other current liabilities	160,567	143,403
Deferred revenue	304,993	305,898
Current portion of long-term debt and borrowings under credit facilities	5,003	5,010
Income taxes payable	18,283	20,779

Total current liabilities	527,667	507,156

Long-term income taxes payable	89,101	87,343
Deferred income taxes	35,108	51,499
Long-term debt, less current portion	45,000	45,000
Other long-term liabilities	3,180	3,028

Total liabilities	700,056	694,026

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 135,367 and 134,380 shares, respectively; outstanding: 120,646 and 119,659 shares, respectively	135	134
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,394,915	1,395,969
Accumulated deficit	(351,285)	(327,106)
Accumulated other comprehensive income	48,470	64,167

Total stockholders’ equity	1,092,235	1,133,164

Total liabilities and stockholders’ equity	$1,792,291	$1,827,190

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(24,179)	$(10,341)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,604	16,320
Provision for doubtful accounts	1,149	4,072
Non-cash compensation	10,267	10,348
Deferred income taxes	(14,713)	(2,488)
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	—	3,690
Loss in equity interests, net	831	1,239
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	17,631	72,347
Prepaid and other	1,389	3,246
Deferred revenue	4,668	(63,383)
Accounts payable, accrued liabilities and other	22,569	(21,237)
Net cash used for operating activities of discontinued operations	—	(77)

Total adjustments	60,395	24,077

Net cash provided by operating activities	36,216	13,736

Cash flows used for investing activities:
Capital expenditures	(8,536)	(14,922)
Cash funded to equity investees	(1,345)	(1,428)
Purchase of marketable securities	—	(992)
Sales and maturities of marketable securities	3,414	1,425
Dividends received from unconsolidated investee	220	—

Net cash used for investing activities	(6,247)	(15,917)

Cash flows (used for) provided by financing activities:
Proceeds from borrowings on credit facilities short-term	—	199,203
Payments on debt obligations	—	(5)
Excess tax benefits from equity compensation plans	—	4
Tax withholdings related to net share settlements of restricted stock awards and units	(6,359)	(1,907)
Proceeds from exercise of employee stock options	27	9

Net cash (used for) provided by financing activities	(6,332)	197,304

Effects of exchange rates on cash	(7,932)	(6,327)

Net increase in cash and cash equivalents	15,705	188,796
Cash and cash equivalents, beginning of period	275,447	222,260

Cash and cash equivalents, end of period	$291,152	$411,056

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,952	$5,795
Cash paid for interest	$1,284	$825
Non-cash financing and investing activities:
Settlement of executive bonuses with common stock	$—	$2,275
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments is primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations; however the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Certain reclassifications of prior year amounts have been made for consistent presentation.
2. AGREEMENT TO ACQUIRE HOTJOBS BUSINESS FROM YAHOO! INC.
On February 3, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225,000 in cash payable at the closing of the transaction. The closing is subject to customary conditions to closing, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months, in Yahoo!’s sole discretion, in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a government authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
In connection with the transaction, the Company and Yahoo! entered into certain other ancillary agreements to be effective as of the closing of the acquisition, including (i) a license agreement, pursuant to which Yahoo! will grant to the Company a license of certain patents and trade secrets for use by the Company, and the Company will agree to grant back to Yahoo! a license of the technology, trade secrets and patents assigned to the Company under the Asset Purchase Agreement, (ii) a transition services agreement to ensure the Company’s ability to operate the HotJobs business for a period of six months following the closing (as such time period may be extended at the Company’s discretion by up to three additional months) and (iii) a commercial traffic agreement, pursuant to which Yahoo! has agreed to place hyperlinks on Yahoo!’s homepages in the United States and Canada and certain other Yahoo! properties designed to direct user traffic to Monster.com and Monster.ca.

On April 7, 2010, the Company received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the proposed acquisition of the HotJobs Assets. The request for information from the FTC is part of the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). The Company intends to respond expeditiously to this request and continue to work cooperatively with the FTC in connection with this review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. The Company continues to expect the transaction to close during the third quarter of 2010.
In the three months ended March 31, 2010, the Company incurred $4,371 of acquisition related costs associated with the agreement to acquire the HotJobs Assets. These costs primarily relate to legal fees, professional fees and other costs associated with the acquisition. We expect to continue to incur significant fees in 2010 relating to the acquisition of the HotJobs Assets.
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.
4. EARNINGS PER SHARE
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended
	March 31,
(thousands of shares)	2010	2009
Basic weighted average shares outstanding	120,032	118,855
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	—	—

Diluted weighted average shares outstanding (1)	120,032	118,855

Weighted average anti-dilutive common stock equivalents (1)	7,433	11,347

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended March 31, 2010 and 2009, those potential shares totaled 2,192 and 1,222, respectively, which are included in the weighted average anti-dilutive common stock equivalents above in addition to 5,241 and 10,125 of out of the money anti-dilutive common stock equivalents for the three months ended March 31, 2010 and 2009, respectively.

5. STOCK-BASED COMPENSATION
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
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended March 31,
	2010	2009
Non-vested stock, included in salaries and related	$10,124	$10,149
Stock options, included in salaries and related	143	199

Total	$10,267	$10,348

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.
During the first three months of 2010, the Company granted an aggregate of 873,492 RSAs and 274,226 RSUs to approximately 3,000 employees, executive officers and directors that vest in various increments on the anniversaries of the individual grant dates, through March 2014, subject to the recipient’s continued employment or service through each applicable vesting date. The fair market value of RSAs and RSUs vested during the three months ended March 31, 2010 is $22,667.
The Company’s non-vested stock activity for the three months ended March 31, 2010 is as follows:

		Weighted
		Average Fair
		Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2010	7,744	$15.62
Granted	1,148	16.88
Forfeited	(276)	15.59
Vested	(1,569)	16.94

Non-vested at March 31, 2010	7,047	$15.55

As of March 31, 2010, the unrecognized compensation expense related to non-vested stock was $88,468 and has a weighted average recognition period of 1.8 years. These awards are being amortized over the requisite service periods on a straight-line basis.

The Company’s stock option activity for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Contractual	Intrinsic
(thousands of shares)	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2010	2,716	$29.16
Exercised	(3)	7.72
Forfeited/expired/cancelled	(170)	38.03

Outstanding at March 31, 2010	2,543	$28.59	3.18	$2,982

Options exercisable at March 31, 2010	2,469	$28.53	3.08	$2,982

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of March 31, 2010 and the exercise price of the underlying options. During the three months ended March 31, 2010 and 2009, the aggregate intrinsic value of options exercised was $32 and $2, respectively. As of March 31, 2010, the unrecognized compensation expense for stock options was $692 and has a weighted average recognition period of 1.3 years.
6. BUSINESS COMBINATIONS
The following table summarizes the Company’s business combinations completed from January 1, 2008 through March 31, 2010. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions, acquisition dates and business segments are as follows:

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
On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by the Company. ChinaHR is a leading recruitment website in the People’s Republic of China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. In connection with this acquisition, the Company recorded $243,247 of goodwill, $16,456 of intangible assets, $4,568 of property and equipment, $4,192 of receivables, $1,074 of other assets, $963 of deferred tax liability, net, $8,281 of deferred revenue, $25,917 for transactional and acquired liabilities and $893 of short-term credit facility debt. The Company also consolidated its ChinaHR related assets of $41,588 in investment in unconsolidated affiliates and $25,254 in notes and interest receivable (recorded in Other Assets prior to consolidation of ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition is not deductible for tax purposes.
On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. In connection with this acquisition, the Company recorded $55,482 of goodwill, $3,902 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition is not deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners, which is being amortized as compensation expense over the service period.
On January 3, 2008, the Company’s Internet Advertising & Fees segment purchased Affinity Labs Inc., a business that operates a portfolio of professional and vocational communities for people entering, advancing and networking in certain occupations including law enforcement, healthcare, education, government and technology. Consideration for the acquisition was $61,567 in cash, net of cash acquired. In connection with this acquisition, the Company recorded $56,259 of goodwill, $2,563 of deferred tax assets, $1,251 of receivables, $2,500 of intangible assets, $183 of property and equipment, $22 of other assets and $1,211 of liabilities. The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

The Company is not including pro forma financial information as acquisitions completed during the years 2008 through the first quarter of 2010 were not considered to be significant subsidiaries, either individually or in the aggregate.
7. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair-value as described in Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the first quarter of 2010.
The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents, available-for-sale securities and the UBS AG and affiliates (collectively, “UBS”) put option (as discussed in Note 8). The following table summarizes those assets measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,383	$—	$—	$28,383
Bank time deposits	—	50,255	—	50,255
Commercial paper	—	98,519	—	98,519
Government bonds — U.S.	—	49,991	—	49,991
Government bonds — foreign	—	10,226	—	10,226
Tax exempt auction rate securities (See Note 8)	—	—	21,260	21,260
UBS put option (See Note 8)	—	—	138	138

Total Assets	$28,383	$208,991	$21,398	$258,772

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis in accordance with accounting principles generally accepted in the United States, summarized as follows as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$21,919	$21,919

Total Liabilities	$—	$—	$21,919	$21,919

The lease exit liabilities relate to vacated facilities associated with previous discontinued operations and realignment activities of the Company and are recorded as short-term liabilities in the consolidated balance sheet as of March 31, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(2,500)
Realized gain included in interest and other, net	200

Balance, March 31, 2010	$21,260

UBS Put Option
Balance, December 31, 2009	$138
Unrealized gain included in interest and other, net	—

Balance, March 31, 2010	$138

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(3,893)

Balance, March 31, 2010	$21,919

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility and term loan (see Note 12), which approximates fair value due to market interest rates.
8. INVESTMENTS
Marketable Securities
As of March 31, 2010, the Company held $22,550 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years that have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such auction rate securities at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8,300 par value auction rate securities marketed and sold by UBS as of March 31, 2010, see below) in the consolidated balance sheets as of March 31, 2010 and December 31, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximates par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.49% at March 31, 2010) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. To estimate the fair value of these auction rate securities, the Company uses third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features. The Company also used available data sources for market observables, which were primarily derived from third party research provided by or available from well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and in cases where historical data was not available comparable securities or a benchmark index was identified and used for estimation. When comparable securities or a benchmark index were not available, either industrial averages or standard assumptions based on industry practices were used.
Based on these valuations, the auction rate securities with an original par value and cost of $22,550 were recorded at a fair value of $21,260 as of March 31, 2010. The impairment of these securities was deemed to be other-than-temporary in the fourth quarter of 2009 and resulted in an unrealized loss of $1,490 reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. Additionally, in the first quarter of 2010, the Company received at par value $2,500 from an issuer’s redemption of auction rate securities, resulting in a $200 benefit which was recorded in interest and other, net in the consolidated statement of operations for the three months ended March 31, 2010. The instability in the credit markets may affect the Company’s ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period.

Included in the Company’s auction rate securities portfolio are approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 of up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. The UBS-brokered securities with an original par value of $8,300 were recorded at a fair value of $8,150 as of March 31, 2010. The Company recorded the unrealized losses of $150 as a charge to interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary. Accordingly, the Company did not adjust the fair value of these auction rate securities in the first quarter of 2010. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of March 31, 2010.
The ARS Rights represent a firm agreement in accordance with ASC 815 (formerly SFAS 133, Accounting for Derivative and Hedging Activities). The enforceability of the ARS Rights results in the creation of an asset akin to a put option, which is a free standing asset separate from the UBS-brokered auction rate securities. We valued the put option using a discounted cash flow model with the following key assumptions: (a) contractual interest on the underlying UBS-brokered auction rate securities continues to be received, (b) discount rates ranging from 1.88% to 2.10%, which incorporates a spread for credit, liquidity, downgrade and default risks and (c) the Company selects the optimal exercise date between June 30, 2010 and July 2, 2012. This discounted cash flow model valued the put option as of March 31, 2010 at $138. The put option does not meet the definition of a derivative instrument under ASC 815 because the terms of the put option do not provide for net settlement, as the Company must tender the auction rate securities to receive the settlement and the auction rate securities are not readily convertible to cash. Therefore, the Company has elected to measure the put option at fair value under ASC 825, Financial Instruments (formerly SFAS 159, The Fair Value Option for Financial Assets and Liabilities), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. As a result, unrealized gains and losses from changes in fair value will be included in earnings in future periods.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of March 31, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
Current
Tax-exempt auction rate bonds	$8,300	$150	$—	$8,150

Total	$8,300	$150	$—	$8,150

Non-current
Tax-exempt auction rate bonds	$14,250	$1,140	$—	$13,110

Total	$14,250	$1,140	$—	$13,110

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with ASC 320 (formerly FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investment and FSP 115-1 and 124-2). A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of March 31 2010, the Company believes that all of the impairment of its auction rate securities investments is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the security’s projected future cash flows, credit ratings actions and assessment of the credit quality of the underlying collateral, as well as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery of the amortized costs basis. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.
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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $220 in the first quarter of 2010 for this investment. The carrying value of the investment was $120 as of March 31, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the three months ended March 31, 2010 and 2009, the Company expended $1,345 and $1,428, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $210 as of March 31, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
Income and loss in equity interests, net are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended
	March 31,
	2010	2009
Australia	$(950)	$(1,340)
Finland	119	101

Loss in equity interests, net	$(831)	$(1,239)

9. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who will be staying with the Company. Through June 30, 2009, when all the initiatives relating to the 2007 restructuring program were complete, the Company had notified or terminated approximately 700 associates and approximately 140 associates had voluntarily left the Company. These initiatives were introduced to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program through the completion of the program in the second quarter of 2009, the Company incurred $49,109 of restructuring expenses. The Company will not incur any new charges in the future relating to this program.
Restructuring and other special charges and related liability balances are as follows:

			Cash	Non-Cash
	December 31, 2009	Expense	Payments	Utilization	March 31, 2010
Workforce reduction	$1,876	$—	$(540)	$—	$1,336

Consolidation of office facilities	1,982	—	(628)	—	1,354
Other costs and professional fees	237	—	(34)	—	203

Total	$4,095	$—	$(1,202)	$—	$2,893

10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2010	December 31, 2009
Capitalized software costs	$195,470	$190,454
Furniture and equipment	29,916	30,128
Leasehold improvements	31,466	31,803
Computer and communications equipment	173,833	173,720

	430,685	426,105
Less: accumulated depreciation	294,198	282,378

Property and equipment, net	$136,487	$143,727

Depreciation expense was $14,521 and $13,769 for the three months ended March 31, 2010 and 2009, respectively.
Additionally, in the first quarter of 2009, the Company recorded $2,850 of restructuring charges relating to accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 as well as $818 of asset impairment write-offs associated with the consolidation of office facilities.
11. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.
The fair value gain (loss) position (recorded in interest and other in the consolidated statements of operations) of our derivatives at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None	—	—	—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$16,838 consisting of 10 different currency pairs	April — June 2010	$150

Total Derivative Instruments			$150

	December 31, 2009
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$21,864 consisting of 10 different currency pairs	January — April 2010	$77

Total Derivative Instruments			$77

During the three months ended March 31, 2010, net gains of $202, from realized net gains and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.
12. FINANCING AGREEMENTS
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
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business. (see Note 2).As of March 31, 2010, the Company was in full compliance with its covenants.
Also on the Amendment Closing Date, the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At March 31, 2010, the utilized portion of this credit facility was $50,000 in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1,712 for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of March 31, 2010 and the remaining borrowings on the term loan of $45,000 is classified as long-term. As of March 31, 2010, $248,288 was unused on the Company’s revolving credit facility, of which $205,833 is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At March 31, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.09%, respectively. As of March 31, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.48%.
13. COMPREHENSIVE LOSS
The Company’s comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(24,179)	$(10,341)
Foreign currency translation adjustment	(15,697)	(16,621)
Net unrealized loss on available-for-sale securities	—	(853)

Comprehensive loss	$(39,876)	$(27,815)

14. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.
The Company is currently under examination by several domestic and international tax authorities, including the U.S. Internal Revenue Service. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at March 31, 2010 and December 31, 2009 is recorded as long-term taxes payable of $89,101 and $87,343, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $5,000 in the next twelve months due to the expiration of the statute of limitations or effective settlements of tax examinations.
15. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.
Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (“CODM”) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (which ChinaHR was formerly a part of). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments.
The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended
	March 31,
Revenue	2010	2009
Careers — North America	$96,957	$119,184
Careers — International	85,625	103,665
Internet Advertising & Fees	32,723	31,554

Revenue	$215,305	$254,403

	Three Months Ended
	March 31,
Operating Loss (Income)	2010	2009
Careers — North America	$(3,772)	$828
Careers — International	(13,412)	(671)
Internet Advertising & Fees	1,236	3,557
Corporate expenses	(18,926)	(18,508)

Operating loss	$(34,874)	$(14,794)

	Three Months Ended
	March 31,
Depreciation and Amortization	2010	2009
Careers — North America	$6,851	$7,299
Careers — International	7,436	7,262
Internet Advertising & Fees	2,233	1,658
Corporate expenses	84	101

Depreciation and amortization	$16,604	$16,320

	Three Months Ended
	March 31,
Restructuring and Other Special Charges	2010	2009
Careers — North America	$—	$2,269
Careers — International	—	7,091
Internet Advertising & Fees	—	445
Corporate expenses	—	1,203

Restructuring and other special charges	$—	$11,008

	Three Months Ended
	March 31,
Revenue by Geographic Region (a)	2010	2009
United States	$124,245	$145,971
Germany	15,568	22,202
Other foreign	75,492	86,230

Revenue	$215,305	$254,403

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	March 31, 2010	December 31, 2009
Careers — North America	$600,088	$614,363
Careers — International	712,878	717,574
Internet Advertising & Fees	181,354	184,157
Corporate	152,537	171,303
Shared assets (b)	145,434	139,793

Total assets	$1,792,291	$1,827,190

Long-lived Assets by Geographic Region (c)

	March 31, 2010	December 31, 2009
United States	$102,548	$107,004
International	33,939	36,723

Total long-lived assets	$136,487	$143,727

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)
Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

(c)	Total long-lived assets include property and equipment, net.

16. STOCK OPTION INVESTIGATIONS AND LITIGATION
The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company was a party to a civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) brought against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleged that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. On February 9, 2010, the Court granted final approval to the Settlement Agreement, pursuant to which the ERISA Class Action was settled and dismissed with prejudice for a payment of $4,250 (a substantial majority of which was paid by insurance and contribution from another Defendant).
With the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6,850 relating to these matters.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, NY
April 30, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009.
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
Our services and solutions include searchable job postings, resume databases, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search our resume database and access other career-related services.
Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our Power Resume Search product to customers in the United States, which is our innovative and proprietary semantic resume and job search database product based upon Trovix search technology, which we have branded 6Sense(tm). Our Power Resume Search product is the first of several new employer products we expect to launch from our 6Sense(tm) technology platform.
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
We also operate a network of websites that connect companies to highly targeted audiences at critical stages in their life. Our goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. We believe there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.

Agreement to Acquire HotJobs Business from Yahoo! Inc.
On February 3, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225 million in cash payable at the closing of the transaction. The closing is subject to customary conditions to closing, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months, in Yahoo!’s sole discretion, in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a government authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
In connection with the transaction, the Company and Yahoo! entered into certain other ancillary agreements to be effective as of the closing of the acquisition, including (i) a license agreement, pursuant to which Yahoo! will grant to the Company a license of certain patents and trade secrets for use by the Company, and the Company will agree to grant back to Yahoo! a license of the technology, trade secrets and patents assigned to the Company under the Asset Purchase Agreement, (ii) a transition services agreement to ensure the Company’s ability to operate the HotJobs business for a period of six months following the closing (as such time period may be extended at the Company’s discretion by up to three additional months) and (iii) a commercial traffic agreement, pursuant to which Yahoo! has agreed to place hyperlinks on Yahoo!’s homepages in the United States and Canada and certain other Yahoo! properties designed to direct user traffic to Monster.com and Monster.ca.
On April 7, 2010, the Company received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the proposed acquisition of the HotJobs Assets. The request for information from the FTC is part of the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). The Company intends to respond expeditiously to this request and continue to work cooperatively with the FTC in connection with this review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. The Company continues to expect the transaction to close during the third quarter of 2010.
In the three months ended March 31, 2010, the Company incurred $4.4 million of acquisition related costs relating to the agreement to acquire the HotJobs Assets. These costs primarily relate to legal fees, professional fees and other costs associated with the acquisition. We expect to continue to incur significant fees in 2010 relating to the acquisition of the HotJobs Assets.
Business Combinations
For the period from January 1, 2008 through March 31, 2010, we completed four business combinations. Although the following acquired businesses were not considered to be significant subsidiaries, either individually or in the aggregate, they do affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees

Restructuring Program
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization programs. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. These initiatives were introduced to reduce the growth rate of operating expenses in certain areas and to focus more of our resources on new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program, we incurred $49.1 million of restructuring expenses. We completed all of the initiatives relating to the 2007 restructuring program in the second quarter of 2009, and no new charges will be incurred in the future relating to this program.
Results of Operations
Consolidated operating results as a percentage of revenue for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
Revenue	100.0%	100.0%

Salaries and related	59.7%	48.1%
Office and general	28.9%	24.4%
Marketing and promotion	27.7%	29.0%
Restructuring and other special charges	0.0%	4.3%

Total operating expenses	116.2%	105.8%

Operating loss	(16.2)%	(5.8)%
Interest (expense) income and other, net	(0.3)%	0.5%

Loss from continuing operations before income taxes and loss in equity interests	(16.5)%	(5.3)%
Benefit from provision for income taxes	(5.7)%	(1.8)%
Loss in equity interests, net	(0.4)%	(0.5)%

Loss from continuing operations	(11.2)%	(4.1)%
Net loss	(11.2)%	(4.1)%

The Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Consolidated Revenue, Operating Expenses and Operating Loss
Consolidated revenue, operating expenses and operating loss for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$215,305	100.0%	$254,403	100.0%	$(39,098)	(15.4)%

Salaries and related	128,450	59.7%	122,385	48.1%	6,065	5.0%
Office and general	62,148	28.9%	62,113	24.4%	35	0.1%
Marketing and promotion	59,581	27.7%	73,691	29.0%	(14,110)	(19.1)%
Restructuring and other special charges	—	0.0%	11,008	4.3%	(11,008)	(100.0)%

Operating expenses	250,179	116.2%	269,197	105.8%	(19,018)	(7.1)%

Operating loss	$(34,874)	(16.2)%	$(14,794)	(5.8)%	$(20,080)	135.7%

Our consolidated revenue decreased $39.1 million, or 15.4%, in the first quarter of 2010 compared to the same period of 2009, which includes $7.2 million of favorable foreign exchange impact. Careers — International experienced a 17.4% decrease in revenue and Careers — North America experienced an 18.6% decrease in revenue with both segments negatively impacted by the global recession, which reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. The deferred revenue balance at the beginning of 2009 was $414.3 million, or $108.4 million higher than the deferred revenue balance at the beginning of 2010 of $305.9 million. As such, revenue recognized in the first quarter of 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to the first quarter of 2009. We are beginning to see improvements in our global business activity with increased bookings (which represent the value of contractual orders received during the relevant period) in certain countries within Europe and Asia, as well as increased bookings in certain sectors of our U.S. market, including our small business and large enterprise customer sectors as well as customers within our government sales channel. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the U.S., which is the first of several new employer products we expect to launch from our 6Sense™ technology platform, and we believe the continued rollout of the product in 2010 will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue increased 3.7% primarily resulting from increased lead generation business in 2010.
Our consolidated operating expenses declined $19.0 million, or 7.1%, in the first quarter of 2010 compared to the same period of 2009, which includes $6.8 million of negative foreign exchange impact. This reduction in operating expenses primarily relates to our continued focus on cost reductions and operating efficiencies, particularly within marketing and promotion activities, as well as the 2009 results including $11.0 million of restructuring and other special charges. These reductions in operating expenses in 2010 were partially offset by increased severance costs associated with our targeted global headcount reductions in 2010 as well as acquisition related costs associated with the HotJobs acquisition.
Salary and related expenses increased $6.1 million, or 5.0%, in the first quarter of 2010 compared to the same period of 2009, which includes $4.1 million of negative foreign exchange impact. This increase in salaries and related expenses resulted primarily from increased severance costs associated with our targeted global headcount reductions, increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, partially offset by decreased regular salary costs primarily associated with reduced headcount in 2010 compared to 2009.
Office and general expenses remained relatively flat at $62.1 million and include $1.4 million of negative foreign exchange impact. The Company incurred increased professional fees in 2010 primarily relating to the HotJobs acquisition, which were offset by decreased legal fees in 2010 due to the now substantially completed investigation of our historical stock option grant practices as well as decreased bad debt expense.
Marketing and promotion expenses decreased $14.1 million, or 19.1%, in the first quarter of 2010 compared to the same period of 2009, which includes $1.3 million of negative foreign exchange impact. The reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first quarter of 2010 which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to Monster.com and our affiliate sites. The first quarter of 2010 included incremental marketing costs associated with the launch of our 6Sense™ technology and the first quarter of 2009 included incremental marketing costs associated with supporting our redesigned seeker website and employer product launched in January 2009.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first quarter of 2010.
Our consolidated operating loss was $34.9 million in the first quarter of 2010, compared to an operating loss of $14.8 million in the first quarter of 2009.

Careers — North America
The operating results of our Careers — North America segment for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$96,957	100.0%	$119,184	100.0%	$(22,227)	(18.6)%

Salaries and related	51,495	53.1%	50,805	42.6%	690	1.4%
Office and general	19,978	20.6%	23,508	19.7%	(3,530)	(15.0)%
Marketing and promotion	29,256	30.2%	41,774	35.0%	(12,518)	(30.0)%
Restructuring and other special charges	—	0.0%	2,269	1.9%	(2,269)	(100.0)%

Operating expenses	100,729	103.9%	118,356	99.3%	(17,627)	(14.9)%

Operating (loss) income	$(3,772)	(3.9)%	828	0.7%	$(4,600)	(555.3)%

Revenue in our Careers — North America segment decreased $22.2 million, or 18.6%, in the first quarter of 2010 compared to the same period of 2009, as the weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage. We are beginning to see improvements in certain business sectors within the U.S., including increased bookings in our small business and large enterprise customer sectors as well as increased bookings within our government sales channel. We believe the increased bookings in these areas are a result of the improvement in the U.S. economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions more quickly and easily.
Salary and related expenses increased by $0.7 million, or 1.4%, in the first quarter of 2010 compared to the same period of 2009. This increase in salaries and related expenses resulted primarily from increased severance costs of $3.3 million, relating to targeted global headcount reductions resulting from our strategy to reduce operating expenses and provide funding for investments to further position the Company for sustainable long-term growth in the global online recruitment and advertising industry, and $2.1 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009. These increases in salary and related expenses were partially offset by decreased regular salary costs of $5.1 million, primarily associated with reduced headcount in 2010 compared to 2009.
Office and general expenses decreased by $3.5 million, or 15.0%, in the first quarter of 2010 compared to the same period of 2009. This decrease in office and general expenses resulted primarily from $2.4 million of decreased bad debt expense in 2010 primarily associated with certain bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession.
Marketing and promotion expenses decreased $12.5 million, or 30.0%, in the first quarter of 2010 compared to the same period of 2009. The reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first quarter of 2010 which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. The Company also continues to refine its alliance partnership arrangements to expand the level of performance-based partnerships. The Company believes that these marketing initiatives have resulted in increased relevant traffic to Monster.com and our affiliate sites. The first quarter of 2010 included incremental marketing costs associated with the launch of our 6Sense™ technology and the first quarter of 2009 included incremental marketing costs associated with supporting our redesigned seeker website and employer product launched in January 2009.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first quarter of 2010.
Our Careers — North America operating loss was $3.8 million in the first quarter of 2010, compared to operating income of $0.8 million in the first quarter of 2009.

Careers — International
The operating results of our Careers — International segment for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$85,625	100.0%	$103,665	100.0%	$(18,040)	(17.4)%

Salaries and related	55,644	65.0%	51,258	49.4%	4,386	8.6%
Office and general	25,229	29.5%	24,417	23.6%	812	3.3%
Marketing and promotion	18,164	21.2%	21,570	20.8%	(3,406)	(15.8)%
Restructuring and other special charges	—	0.0%	7,091	6.8%	(7,091)	(100.0)%

Operating expenses	99,037	115.7%	104,336	100.6%	(5,299)	(5.1)%

Operating loss	$(13,412)	(15.7)%	$(671)	(0.6)%	$(12,741)	1898.5%

Our Careers — International segment revenue decreased $18.0 million, or 17.4%, in the first quarter of 2010 compared to the same period of 2009, which includes $6.4 million of favorable foreign exchange impact. The effects of the global economic recession continues to negatively impact our revenue, however, we are beginning to see improvements in bookings in Asia as well as certain countries within Europe. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010 will drive new customer sales in resume search and some of our combined Career product packages.
Salary and related expenses increased $4.4 million, or 8.6%, in the first quarter of 2010 compared to the same period of 2009, which includes $3.4 million of negative foreign exchange impact. This increase in salaries and related expenses resulted primarily from $2.2 million of increased severance costs associated with our targeted global headcount reductions, $1.0 million of increased variable compensation costs for the Company’s sales force relating to increased bookings in the first quarter of 2010, partially offset by $1.0 million of decreased regular salary costs, primarily associated with reduced headcount in 2010 compared to 2009, as well as $0.9 million of decreased temporary employee costs.
Office and general expenses increased $0.8 million, or 3.3%, in the first quarter of 2010 compared to the same period of 2009, which includes $1.2 million of negative foreign exchange impact. This increase in office and general expenses resulted primarily from $1.2 million of additional legal contingency charges incurred in 2010, partially offset by $1.0 million of decreased travel related expenses.
Marketing and promotion expenses decreased $3.4 million, or 15.8%, in the first quarter of 2010 compared to the same period of 2009, which includes $1.1 million of negative foreign exchange impact. The reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first quarter of 2010 which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. The Company believes that these marketing initiatives have resulted in increased relevant traffic to Monster.com and our affiliate sites. These reductions were partially offset by increased costs associated with ChinaHR.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first quarter of 2010.
Our Careers — International operating loss was $13.4 million in the first quarter of 2010, compared to an operating loss of $0.7 million in the first quarter of 2009.
Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$32,723	100.0%	$31,554	100.0%	$1,169	3.7%

Salaries and related	12,801	39.1%	11,633	36.9%	1,168	10.0%
Office and general	6,712	20.5%	5,870	18.6%	842	14.4%
Marketing and promotion	11,974	36.6%	10,049	31.8%	1,925	19.2%
Restructuring and other special charges	—	0.0%	445	1.4%	(445)	(100.0)%

Operating expenses	31,487	96.2%	27,997	88.7%	3,490	12.5%

Operating income	$1,236	3.8%	$3,557	11.3%	$(2,321)	(65.3)%

Revenue in our Internet Advertising & Fees segment increased $1.2 million, or 3.7%, in the first quarter of 2010 compared to the same period of 2009. This increase resulted primarily from an increase in lead generation revenues, which experienced growth in 2010 despite the challenging advertising climate, partially offset by a decrease in revenue associated with display advertising. We continue to concentrate our resources on revenues from lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses increased $3.5 million, or 12.5%, in the first quarter of 2010 compared to the same period in 2009. This increase in operating expenses primarily resulted from $1.9 million of increased marketing and promotion costs, primarily associated with the lead generation business, $0.8 million of increased severance costs associated with the targeted headcount reduction, $0.8 million of additional costs associated with the reintroduction of certain associate incentive programs in 2010, and $0.6 million of additional depreciation expense.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first quarter of 2010.
Our Internet Advertising & Fees operating income was $1.2 million in the first quarter of 2010, compared to operating income of $3.6 million in the first quarter of 2009. Operating margin decreased to 3.8% in the first quarter of 2010, compared to 11.3% in the first quarter of 2009.
Interest and Other, net
Interest and other, net for the three months ended March 31, 2010 and 2009 resulted in a net expense of $0.7 million and a net benefit of $1.2 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and losses or gains on the Company’s auction rate securities. The decrease in interest and other, net of $1.9 million resulted from decreased interest income, primarily associated with the significant decline in investment interest rates experienced during 2010 and the Company having lower investment balances in 2010, higher credit facility costs resulting from amortization costs associated with capitalized deferred financing fees, and foreign currency gains in 2009 resulting mainly from gains on intercompany settlements and hedging activity.
Income Taxes
Income taxes for the three months ended March 31, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009	$ Change	% Change
Loss from continuing operations before income taxes	$(35,527)	$(13,591)	$(21,936)	(161.4)%
Income taxes	(12,179)	(4,489)	(7,690)	(171.3)%
Effective tax rate	34.3%	33.0%
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
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $5.0 million in the next twelve months due to the expiration of the statute of limitations.
Diluted Loss Per Share
Diluted loss per share from continuing operations in the first quarter of 2010 was $0.20 compared to diluted loss per share from continuing operations of $0.09 in the first quarter of 2009. Diluted weighted average shares outstanding for the three months ended March 31, 2010 and 2009 was 120.0 million shares and 118.9 million shares, respectively.

Financial Condition
The following tables detail our cash and cash equivalents, marketable securities and cash flow components:

	March 31,	December 31,	Change
(dollars in thousands)	2010	2009	$	%
Cash and cash equivalents	$291,152	$275,447	$15,705	5.7%
Marketable securities (current and non-current)	21,260	24,669	(3,409)	(13.8)%

Cash and cash equivalents and marketable securities	$312,412	$300,116	$12,296	4.1%

Percentage of total assets	17.4%	16.4%

Our borrowings under our credit facility was $50.0 million as of March 31, 2010 and December 31, 2009.
Consolidated cash flows for the three months ended March 31, 2010 and 2009 are as follows:

	March 31,	March 31,	Change
(dollars in thousands)	2010	2009	$	%
Cash provided by operating activities of continuing operations	$36,216	$13,813	$22,403	162.2%
Cash used for investing activities of continuing operations	(6,247)	(15,917)	9,670	(60.8)%
Cash (used for) provided by financing activities of continuing operations	(6,332)	197,304	(203,636)	(103.2)%
Cash used in discontinued operations	—	(77)	77	100.0%
Effect of exchange rates on cash	(7,932)	(6,327)	(1,605)	(25.4)%
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, U.S. Treasury bills, money market funds and commercial paper that matures within three months of its origination date and in marketable securities. Due to the current state of the financial markets, we have redeployed our excess cash during 2009 and 2010 in conservative investment vehicles such as money market funds that invest solely in U.S. Treasuries, top foreign sovereign debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have marketable securities invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8.3 million par value auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of March 31, 2010, as described below) in the consolidated balance sheets as of December 31, 2009 and March 31, 2010.

As of March 31, 2010, the Company held $22.6 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years that have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.49% at March 31, 2010) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value.
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
Based on these valuations, the auction rate securities with an original par value and cost of $22.6 million were recorded at a fair value of $21.3 million as of March 31, 2010. The impairment of these securities was deemed to be other-than-temporary in the fourth quarter of 2009 and resulted in an unrealized loss of $1.5 million reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. Additionally, in the first quarter of 2010, the Company received at par value $2.5 million from an issuer’s redemption of auction rate securities, resulting in a $0.2 million benefit which was recorded in interest and other, net in the consolidated statement of operations for the three months ended March 31, 2010. The instability in the credit markets may affect the Company’s ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period.
Included in the Company’s auction rate securities portfolio are approximately $8.3 million of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As part of the settlement, UBS agrees to provide loans through June 30, 2010 of up to 75% of the market value, as determined by UBS, of the UBS-brokered auction rate securities which the Company will pledge as collateral. The interest rates for such UBS loans will be equivalent to the interest rate we earn on our UBS-brokered auction rate securities. The UBS-brokered securities with an original par value of $8.3 million were recorded at a fair value of $8.2 million as of March 31, 2010. The Company recorded the unrealized losses of $0.2 million as a charge to interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 due to the impairment being other-than-temporary. Accordingly, the Company did not adjust the fair value of these auction rate securities in the first quarter of 2010. Since the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time beginning on June 30, 2010, the Company has classified the fair value of these UBS-brokered auction rate securities as current in the consolidated balance sheet as of March 31, 2010.
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
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as defined in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business. As of March 31, 2010, the Company was in full compliance with its covenants.
Also on the Amendment Closing Date, the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At March 31, 2010, the utilized portion of this credit facility was $50.0 million in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1.7 million for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of March 31, 2010 and the remaining borrowings on the term loan of $45.0 million is classified as long-term. As of March 31, 2010, $248.3 million was unused on the Company’s revolving credit facility, of which $205.8 million is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At March 31, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.09%, respectively. As of March 31, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.48%.
Agreement to Acquire HotJobs Business from Yahoo! Inc.
On February 3, 2010, the Company entered into an Asset Purchase Agreement with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs for a purchase price of $225 million in cash payable at the closing of the transaction. The closing is subject to customary conditions to closing, including the receipt of requisite antitrust approvals, and is anticipated to close during the third quarter of 2010.
Income Taxes
In 2010, we are incurring tax losses and are not paying significant taxes in the United States. We expect to carry the 2010 tax loss forward to future years. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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
Operating Lease Obligations
We have recorded significant charges and accruals relating to terminating certain operating lease obligations before the end of their terms once the Company no longer derives economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.
Cash Flows
As of March 31, 2010, we had cash, cash equivalents and total marketable securities of $312.4 million, compared to $300.1 million as of December 31, 2009. Our increase in cash, cash equivalents and total marketable securities of $12.3 million in the first quarter of 2010 primarily results from $36.2 million of cash provided by operating activities, partially offset by $8.5 million of capital expenditures, $6.4 million of cash expended for tax withholdings related to net share settlements of restricted stock awards and units as well as the impact of the strengthening U.S. dollar which negatively impacted cash and cash equivalents by $7.9 million.
Cash provided by operating activities of continuing operations was $36.2 million for the three months ended March 31, 2010, an increase of $22.4 million from the $13.8 million of cash provided by operating activities of continuing operating in 2009. This increase in cash provided by operating activities of continuing operations resulted primarily from increased cash flows provided by working capital items in 2010 of $36.2 million (primarily resulting from changes in accounts receivable, deferred revenue and accounts payable, accrued liabilities and other), partially offset by the 2010 net loss increasing $13.8 million from the 2009 net loss.
Cash used for investing activities was $6.2 million for the three months ended March 31, 2010, a decrease of $9.7 million from cash used for investing activities of $15.9 million for the three months ended March 31, 2009. This decrease is primarily a result of reduced capital expenditures of $6.4 million and increased sales and maturities of marketable securities of $2.0 million.
Cash used for financing activities was $6.3 million for the three months ended March 31, 2010, a decrease of $203.6 million from cash provided by financing activities of $197.3 million for the three months ended March 31, 2009. This decrease is primarily a result of the first quarter of 2009 including $199.2 million of borrowings from the Company’s credit facility as well as the first quarter of 2010 including $4.5 million of additional cash expended for tax withholdings related to net share settlements of restricted stock awards and units.
Share Repurchase Plan
As of March 31, 2010, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair-value as described in Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the first quarter of 2010.

The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents, available-for-sale securities and the UBS AG and affiliates (collectively, “UBS”) put option (as discussed in Note 8). The following table summarizes those assets measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,383	$—	$—	$28,383
Bank time deposits	—	50,255	—	50,255
Commercial paper	—	98,519	—	98,519
Government bonds — U.S.	—	49,991	—	49,991
Government bonds — foreign	—	10,226	—	10,226
Tax exempt auction rate securities (See Note 8)	—	—	21,260	21,260
UBS put option (See Note 8)	—	—	138	138

Total Assets	$28,383	$208,991	$21,398	$258,772

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis in accordance with accounting principles generally accepted in the United States, summarized as follows as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$21,919	$21,919

Total Liabilities	$—	$—	$21,919	$21,919

The lease exit liabilities relate to vacated facilities associated with previous discontinued operations and realignment activities of the Company and are recorded as short-term liabilities in the consolidated balance sheet as of March 31, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(2,500)
Realized gain included in interest and other, net	200

Balance, March 31, 2010	$21,260

UBS Put
Option
Balance, December 31, 2009	$138
Unrealized gain included in interest and other, net	—

Balance, March 31, 2010	$138

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(3,893)

Balance, March 31, 2010	$21,919

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility and term loan (see Note 12), which approximates fair value due to market interest rates.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
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
Restructuring and Other Operating Lease Obligations
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.
Equity Investments
Gains and losses in equity interest for the three months ended March 31, 2010, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Foreign Exchange Risk
During the three months ended March 31, 2010, revenue from our international operations accounted for 42% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening U.S. dollar in the three months ended March 31, 2010 contributed approximately $7.2 million to reported revenue and approximately $0.4 million to reported operating income compared to the corresponding 2009 period.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2010 of $196 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.8 million, $19.6 million and $39.2 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2010, our cumulative translation adjustment account decreased $15.7 million, primarily attributable to the strengthening of the U.S. dollar against the Euro and British Pound.

Interest Rate Risk
Credit Facility
As of March 31, 2010, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings available under our credit facility was fully drawn during the first quarter of 2010, we would have had $300.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended March 31, 2010. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on March 31, 2010, we would have had $51.7 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.1 million for the three months ended March 31, 2010. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, sovereign commercial paper, bank time deposits and government bonds that mature within six months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.8 million for the three months ended March 31, 2010.
Other Market Risks
Investments in Auction Rate Securities
As of March 31, 2010, the Company held $22.6 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 8, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate securities with the original par value and cost of $22.6 million were written down to an estimated fair value of $21.3 million, resulting in an unrealized loss of $1.5 million, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 and a realized gain of $0.2 million reported in interest and other, net in the consolidated statement of operations for the three months ended March 31, 2010. We may incur additional other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 1.00% (100-basis-point) loss from the par value of these investments would have resulted in a $0.2 million impairment as of March 31, 2010.
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
There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Remaining Litigation Arising from the Company’s Historical Stock Option Granting Practices
The Company was a party to a civil action (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)) brought against it (as well as certain former officers and directors of the Company) in connection with the Company’s historical stock option granting practices. The ERISA Class Action was filed in the United States District Court for the Southern District of New York in October 2006 as putative class action litigation, purportedly brought on behalf of all participants in the Company’s 401(k) Plan (the “Plan”). The complaint, as amended in February 2007 and February 2008, alleged that the defendants breached their fiduciary obligations to Plan participants under Sections 404, 405, 409 and 502 of the Employee Retirement Income Security Act (“ERISA”) by allowing Plan participants to purchase and to hold and maintain Company stock in their Plan accounts without disclosing to those Plan participants the Company’s historical stock option grant practices. On February 9, 2010, the Court granted final approval to the Settlement Agreement, pursuant to which the ERISA Class Action was settled and dismissed with prejudice for a payment of $4.3 million (a substantial majority of which was paid by insurance and contribution from another Defendant).
With the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from us as an outgrowth of the Company’s historical stock option grant practices have been settled. As a result, in the quarterly period ended September 30, 2009, we reversed a previously recorded accrual of $6.9 million relating to these matters
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A., Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 6. EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Monster Worldwide, Inc. (1).

10.1	Asset Purchase Agreement by and between Monster Worldwide, Inc. and Yahoo! Inc. dated February 3, 2010 (2).

10.2	Monster Worldwide, Inc. 2008 Equity Incentive Plan As Amended as of March 24, 2010.

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: April 30, 2010	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: April 30, 2010	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: April 30, 2010	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Monster Worldwide, Inc. (1).

10.1	Asset Purchase Agreement by and between Monster Worldwide, Inc. and Yahoo! Inc. dated February 3, 2010 (2).

10.2	Monster Worldwide, Inc. 2008 Equity Incentive Plan As Amended as of March 24, 2010.

15.1	Letter from BDO Seidman, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2010.