Form 10-K/A
period 2009-12-31
MONSTER WORLDWIDE INC
filed 2010-06-24
CIK 1020416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement used in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on February 4, 2010 (the “Original 10-K”), of Monster Worldwide, Inc., a Delaware corporation (the “Company”). We are filing this Amendment to amend Item 15 to include the separate financial statements of CareerOne PTY Limited (“CareerOne”), a joint venture in which the Company owns a 50% equity interest, for its fiscal year ended December 31, 2009 and December 31, 2008 as required by Regulation S-X Rule 3-09.
This Amendment is being filed solely to include the separate financial statements of CareerOne as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and the principal financial officer of the Company are attached as exhibits hereto.
Item 15 is the only portion of the Original 10-K being supplemented or amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date. Accordingly, the Amendment should be read in connection with the Company’s filings with the SEC subsequent to the filing of the Original 10-K.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements
The following financial statements of the Company are set forth in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 4, 2010:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following financial statement schedule of the Company is set forth in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 4, 2010:
Supplemental Data: Financial Information by Quarter (Unaudited)
The following financial statement schedule is filed as Exhibit 99.1 to this report:
Financial Statements of CareerOne PTY Limited

3. Exhibits
The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.19 are management contracts or compensatory plans or arrangements.

Exhibit
Number	Description
3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on April 28, 2009.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(7)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(7)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(8)

10.12	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(9)

10.13	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(10)

10.14	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(10)

10.15	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(11)

10.16	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(12)

10.17	Employment Letter Agreement, dated March 2, 2007, between Monster Worldwide, Inc. and Darko Dejanovic.(13)

10.18	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(14)

10.19	Employment Agreement, dated as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos.(13)

10.20	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(15)

10.21
Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein.(16)

10.22	First Amendment to Credit Agreement, dated January 28, 2010, by and among Monster Worldwide, Inc. and the lenders party thereto.(13)

10.23
Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(16)

10.24	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(16)

Exhibit
Number	Description
10.25
Share Purchase Agreement, dated as of October 8, 2008, among China HR.com Holdings Ltd., Monster Worldwide, Inc., Monster Worldwide Netherlands B.V., Monster Worldwide Limited, the shareholders of China HR.com Holdings Ltd. named therein, and the other individuals named therein.(17)

10.26	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(18)

21.1	Subsidiaries of the Company.(13)

23.1	Consent of BDO Seidman, LLP.(13)

23.2	Consent of BDO Audit (NSW-VIC) Pty Ltd.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of CareerOne PTY Limited.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.

(5)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2009.

(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.

(8)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 31, 2006.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 9, 2008.

(11)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 11, 2007.

(13)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 4, 2010.

(14)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on May 15, 2008.

(15)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(16)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on October 15, 2008.

(18)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman of the Board, President and Chief Executive Officer
Dated: June 24, 2010

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on April 28, 2009.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(7)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(7)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(8)

10.12	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(9)

10.13	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(10)

10.14	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(10)

10.15	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(11)

10.16	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(12)

10.17	Employment Letter Agreement, dated March 2, 2007, between Monster Worldwide, Inc. and Darko Dejanovic.(13)

10.18	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(14)

10.19	Employment Agreement, dated as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos.(13)

10.20	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(15)

10.21
Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein.(16)

10.22	First Amendment to Credit Agreement, dated January 28, 2010, by and among Monster Worldwide, Inc. and the lenders party thereto.(13)

10.23
Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(16)

10.24	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(16)

Exhibit
Number	Description
10.25
Share Purchase Agreement, dated as of October 8, 2008, among China HR.com Holdings Ltd., Monster Worldwide, Inc., Monster Worldwide Netherlands B.V., Monster Worldwide Limited, the shareholders of China HR.com Holdings Ltd. named therein, and the other individuals named therein.(17)

10.26	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(18)

21.1	Subsidiaries of the Company.(13)

23.1	Consent of BDO Seidman, LLP.(13)

23.2	Consent of BDO Audit (NSW-VIC) Pty Ltd.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of CareerOne PTY Limited.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.

(5)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2009.

(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.

(8)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 31, 2006.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 9, 2008.

(11)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 11, 2007.

(13)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 4, 2010.

(14)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on May 15, 2008.

(15)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(16)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on October 15, 2008.

(18)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.