Form 10-Q
period 2010-06-30
MONSTER WORLDWIDE INC
filed 2010-07-30
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2010

Common Stock	129,817,335

MONSTER WORLDWIDE, INC.

Page
No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated statements of operations	3

Consolidated balance sheets	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6

Report of Independent Registered Public Accounting Firm	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

Signatures	40

Exhibit 10.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$214,917	$223,057	$430,222	$477,460

Salaries and related	114,966	113,484	243,416	235,869
Office and general	56,906	59,862	119,054	121,975
Marketing and promotion	46,925	44,953	106,506	118,644
Restructuring and other special charges	—	5,097	—	16,105

Total operating expenses	218,797	223,396	468,976	492,593

Operating loss	(3,880)	(339)	(38,754)	(15,133)
Interest and other, net	901	76	248	1,279

Loss before income taxes and equity interests	(2,979)	(263)	(38,506)	(13,854)
Benefit from income taxes	(829)	(83)	(13,008)	(4,572)
Loss in equity interests, net	(807)	(1,190)	(1,638)	(2,429)

Net loss	$(2,957)	$(1,370)	$(27,136)	$(11,711)

Basic loss per share	$(0.02)	$(0.01)	$(0.23)	$(0.10)

Diluted loss per share	$(0.02)	$(0.01)	$(0.23)	$(0.10)

Weighted average shares outstanding:
Basic	120,701	119,274	120,367	119,066
Diluted	120,701	119,274	120,367	119,066
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,729	$275,447
Marketable securities, current	8,300	9,259
Accounts receivable, net of allowance for doubtful accounts of $7,754 and $12,660	242,199	287,698
Prepaid and other	68,487	73,089

Total current assets	607,715	645,493

Marketable securities, non-current	4,094	15,410
Goodwill	892,008	925,758
Property and equipment, net	136,821	143,727
Intangibles, net	39,029	43,863
Investment in unconsolidated affiliates	640	546
Other assets	52,411	52,393

Total assets	$1,732,718	$1,827,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,407	$32,066
Accrued expenses and other current liabilities	151,370	143,403
Deferred revenue	279,809	305,898
Current portion of long-term debt and borrowings under credit facilities	5,000	5,010
Income taxes payable	13,450	20,779

Total current liabilities	488,036	507,156

Long-term income taxes payable	90,813	87,343
Deferred income taxes	35,276	51,499
Long-term debt, less current portion	45,000	45,000
Other long-term liabilities	3,049	3,028

Total liabilities	662,174	694,026

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 135,472 and 134,380 shares, respectively; outstanding: 120,751 and 119,659 shares, respectively	135	134
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,404,043	1,395,969
Accumulated deficit	(354,242)	(327,106)
Accumulated other comprehensive income	20,608	64,167

Total stockholders’ equity	1,070,544	1,133,164

Total liabilities and stockholders’ equity	$1,732,718	$1,827,190

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(27,136)	$(11,711)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,296	33,265
Provision for doubtful accounts	1,547	6,884
Non-cash compensation	21,144	20,268
Deferred income taxes	(17,585)	(6,421)

Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	144	4,741
Loss in equity interests, net	1,638	2,429
Gains on auction rate securities	(2,104)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	34,561	120,239
Prepaid and other	(612)	16,861
Deferred revenue	(15,057)	(124,536)
Accounts payable, accrued liabilities and other	14,078	(61,894)

Total adjustments	70,050	11,836

Net cash provided by operating activities	42,914	125

Cash flows used for investing activities:
Capital expenditures	(20,475)	(26,379)
Cash funded to equity investee	(2,900)	(3,314)
Purchase of marketable securities	—	(7,476)
Sales and maturities of marketable securities and other	14,534	3,317
Dividends received from unconsolidated investee	220	763

Net cash used for investing activities	(8,621)	(33,089)

Cash flows (used for) provided by financing activities:
Proceeds from borrowings on credit facilities short-term	—	199,203
Payments on borrowings on credit facilities short-term	—	(157,173)
Payments on debt obligations	—	(6)
Excess tax benefits from equity compensation plans	—	4
Tax withholdings related to net share settlements of restricted stock awards and units	(9,215)	(2,435)
Proceeds from the exercise of employee stock options	66	9

Net cash (used for) provided by financing activities	(9,149)	39,602

Effects of exchange rates on cash	(11,862)	7,354
Net increase in cash and cash equivalents	13,282	13,992
Cash and cash equivalents, beginning of period	275,447	222,260

Cash and cash equivalents, end of period	$288,729	$236,252

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$7,201	$(2,767)
Cash paid for interest	$2,196	$2,016
Non-cash financing and investing activities:
Settlement of executive bonuses with common stock	$—	$2,275
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
Basis of Presentation
The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
2. AGREEMENT TO ACQUIRE HOTJOBS BUSINESS FROM YAHOO! INC.
On February 3, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225,000 in cash, payable at the closing of the transaction. The closing is subject to customary conditions, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months, in Yahoo!’s sole discretion, in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a government authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
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

On April 7, 2010, the Company received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the proposed acquisition of the HotJobs Assets. The request for information from the FTC is part of the investigatory regulatory review process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). The Company responded expeditiously to this request and will continue to work cooperatively with the FTC in connection with this review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. The Company continues to expect the transaction to close during the third quarter of 2010.
In the three and six months ended June 30, 2010, the Company incurred $5,185 and $9,555, respectively, of acquisition related costs associated with the agreement to acquire the HotJobs Assets. These costs primarily relate to legal fees, professional fees and other costs associated with the acquisition. We expect to continue to incur significant acquisition related costs and integration fees in 2010 and the first half of 2011 relating to the acquisition of the HotJobs Assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)	2010	2009	2010	2009
Basic weighted average shares outstanding	120,701	119,274	120,367	119,066
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	—	—	—	—

Diluted weighted average shares outstanding (1)	120,701	119,274	120,367	119,066

Weighted average anti-dilutive common stock equivalents (1)	7,068	11,250	7,384	11,216

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended June 30, 2010 and 2009, those potential shares totaled 1,393 and 2,535, respectively, which are included in the weighted average anti-dilutive common stock equivalents above in addition to 5,675 and 8,715 of out of the money anti-dilutive common stock equivalents for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, those potential shares totaled 1,793 and 1,838, respectively, which are included in the weighted average anti-dilutive common stock equivalents above in addition to 5,591 and 9,378 of out of the money anti-dilutive common stock equivalents for the six months ended June 30, 2010 and 2009, respectively.

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
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Non-vested stock, included in salaries and related	$10,744	$9,816	$20,868	$19,965
Stock options, included in salaries and related	133	104	276	303

Total	$10,877	$9,920	$21,144	$20,268

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.
During the first six months of 2010, the Company granted an aggregate of 4,638,578 RSAs and 1,589,523 RSUs to approximately 3,600 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through June 2014, subject to the recipient’s continued employment or service through each applicable vesting date. The fair market value of RSA’s and RSUs vested during the six months ended June 30, 2010 is $24,751.
The Company’s non-vested stock activity for the six months ended June 30, 2010 is as follows:

		Weighted
		Average Fair
		Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2010	7,744	$15.62
Granted	6,228	14.29
Forfeited	(417)	15.21
Vested	(1,718)	18.13

Non-vested at June 30, 2010	11,837	$14.58

As of June 30, 2010, the unrecognized compensation expense related to non-vested stock was $144,866 which is being amortized over the requisite service periods on a straight-line basis.

The Company’s stock option activity for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Contractual	Intrinsic
(thousands of shares)	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2010	2,716	$29.16
Exercised	(7)	9.48
Forfeited/expired/cancelled	(270)	37.51

Outstanding at June 30, 2010	2,439	$28.24	3.03	$623

Options exercisable at June 30, 2010	2,373	$28.16	2.92	$623

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of June 30, 2010 and the exercise price of the underlying options. During the six months ended June 30, 2010 and 2009, the aggregate intrinsic value of options exercised was $52 and $2, respectively. As of June 30, 2010, the unrecognized compensation expense for stock options was $573 which is being amortized over the requisite service periods on a straight-line basis.
6. BUSINESS COMBINATIONS
On July 28, 2009, the Company’s Internet Advertising & Fees segment purchased CinCHouse LLC, a business that provides a social networking site for women in the military and military spouses. Consideration for the acquisition was $600, of which $300 was paid in cash in the third quarter of 2009 with the remaining consideration to be paid in future periods.
The Company is not including pro forma financial information as this acquisition was not considered to be significant subsidiary of the Company.
7. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair value as described in Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs, such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the six months ended June 30, 2010.
The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents and available-for-sale securities. The following table summarizes those assets measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,875	$—	$—	$18,875
Bank time deposits	—	41,956	—	41,956
Commercial paper	—	103,069	—	103,069
Government bonds — U.S.	—	58,993	—	58,993
Government bonds — foreign	—	12,051	—	12,051
Tax exempt auction rate securities (See Note 8)	—	—	12,394	12,394

Total Assets	$18,875	$216,069	$12,394	$247,338

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis, summarized as follows as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$19,347	$19,347

Total Liabilities	$—	$—	$19,347	$19,347

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded as short-term liabilities in the consolidated balance sheet as of June 30, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(12,300)
Realized and unrealized gain included in interest and other, net	1,134

Balance, June 30, 2010	$12,394

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(6,465)

Balance, June 30, 2010	$19,347

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
8. INVESTMENTS
Marketable Securities
As of June 30, 2010, the Company held $12,750 (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years that have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. These auction rate securities were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such auction rate securities at par. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified all of its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8,300 par value auction rate securities marketed and sold by UBS as of June 30, 2010, see below) in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximates par value due to the frequent interest rate resets.
While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.58% at June 30, 2010) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. To estimate the fair value of these auction rate securities, the Company used third party valuation and other available market observables that considered, among other factors, (a) the credit quality of the underlying collateral (typically student loans); (b) the financial strength of the counterparties (typically state related higher education agencies) and the guarantors (including the U.S. Department of Education); (c) an estimate of when the next successful auction date will occur; and (d) the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, a tax exempt discount margin for the cash flow discount and all applicable embedded options such as the put, call and sinking fund features. The Company also used available data sources for market observables, which were primarily derived from third party research provided by, or available from, well-recognized research entities and sources. To the extent market observables were not available as of the valuation date, a statistical model was used to project the variables based on the historical data and, in cases where historical data was not available, comparable securities or a benchmark index was identified and used for estimation. When comparable securities or a benchmark index were not available, either industrial averages or standard assumptions based on industry practices were used.

Based on these valuations, the auction rate securities with an original par value and cost of $12,750 were recorded at a fair value of $12,394 as of June 30, 2010. The impairment of these securities was deemed to be other-than-temporary in the fourth quarter of 2009 and resulted in an unrealized loss of $506 reported in interest and other, net, in the consolidated statement of operations for the fiscal year ended December 31, 2009, of which $150 of this unrealized loss was reversed in the second quarter of 2010 relating to auction rate securities marketed and sold by UBS (see below). The instability in the credit markets may affect the Company’s ability to liquidate these auction rate securities in the short term. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. The Company will continue to evaluate the fair value of its investments in auction rate securities each reporting period.
Included in the Company’s auction rate securities portfolio are approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provided that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. In the fiscal year ended December 31, 2009, the Company recorded an other-than temporary unrealized loss of $150 relating to the fair value adjustment of these UBS-brokered auction rate securities, which was charged to interest and other, net, in the consolidated statement of operations. On June 30, 2010, the Company exercised its option with UBS and required UBS to purchase its UBS-brokered auction rate securities at par value on June 30, 2010. The Company received $8,300 from UBS on July 1, 2010. Accordingly, the Company reversed the previously recognized unrealized loss of $150 in the second quarter of 2010. Additionally, the Company expensed the fair value of the put option associated with the UBS-brokered auction rate securities of $138 in the second quarter of 2010, which was originally recorded in the fiscal year ended December 31, 2009. The Company has classified these UBS-brokered auction rate securities as current in the consolidated balance sheet as of June 30, 2010.
In the first six months of 2010, the Company received at par value $12,300 from issuer redemptions of auction rate securities. The redemption of these auction rate securities resulted in a $984 benefit recorded in interest and other, net, in the consolidated statement of operations for the six months ended June 30, 2010 as the Company previously recorded an other-than-temporary impairment on these auction rate securities in the fourth quarter of 2009.
In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. The Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. As part of the settlement agreement, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4,824 in the fourth quarter of 2009 relating to the settlement with RBC, which was reflected in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. In the second quarter of 2010, the Company received $1,120 from RBC relating to auction rate securities which were redeemed by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The Company’s receipt of $1,120 from RBC resulted in a $1,120 benefit recorded in interest and other, net, in the consolidated statement of operations for the six months ended June 30, 2010.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of June 30, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
Current	Cost	Losses	Gains	Fair Value
Tax-exempt auction rate bonds	$8,300	$—	$—	$8,300

Total	$8,300	$—	$—	$8,300

Non-current
Tax-exempt auction rate bonds	$4,450	$356	$—	$4,094

Total	$4,450	$356	$—	$4,094

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with ASC 320 (formerly FASB Staff Position Nos. SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investment and FSP 115-1 and 124-2). A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As of June 30 2010, the Company believes that all of the impairment of its auction rate securities investments is other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the security’s projected future cash flows, credit ratings actions and assessment of the credit quality of the underlying collateral, as well as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery of the amortized costs basis. While the recent auction failures may limit the Company’s future ability to liquidate these investments, the Company does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, stock repurchases, acquisitions or other business requirements.
Equity Investments
The Company accounts for investments through which a non-controlling interest is held using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $220 in the first quarter of 2010 for this investment. Additionally, the Company received a dividend of $763 in the second quarter of 2009 for this investment. The carrying value of the investment was $231 as of June 30, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the six months ended June 30, 2010 and 2009, the Company expended $2,900 and $3,314, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $409 as of June 30, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
Income and loss in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Australia	$(918)	$(1,193)	$(1,868)	$(2,533)
Finland	111	3	230	104

Loss in equity interests, net	$(807)	$(1,190)	$(1,638)	$(2,429)

9. RESTRUCTURING AND OTHER SPECIAL CHARGES
On July 30, 2007, the Company announced a strategic restructuring plan intended to position the Company for sustainable long-term growth in the rapidly evolving global online recruitment and advertising industry. The restructuring plan was originally designed to reduce the Company’s workforce by approximately 800 associates. Subsequent to the announcement of this plan, the Company identified approximately 100 associates in the customer service function who would stay with the Company. Through June 30, 2009, when all of the initiatives relating to the 2007 restructuring program were complete, the Company had notified or terminated approximately 700 associates and approximately 140 associates had voluntarily left the Company. These initiatives were implemented to reduce the growth rate of operating expenses and provide funding for investments in new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program through the completion of the program in the second quarter of 2009, the Company incurred $49,109 of restructuring expenses. The Company will not incur any new charges in the future relating to this program.

Restructuring and other special charges and related liability balances are as follows:

			Cash	Non-Cash
	December 31, 2009	Expense	Payments	Utilization	June 30, 2010
Workforce reduction	$1,876	$—	$(990)	$—	$886
Consolidation of office facilities	1,982	—	(1,006)	—	976
Other costs and professional fees	237	—	(64)	—	173

Total	$4,095	$—	$(2,060)	$—	$2,035

10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2010	December 31, 2009
Capitalized software costs	$199,947	$190,454
Furniture and equipment	29,689	30,128
Leasehold improvements	32,700	31,803
Computer and communications equipment	179,925	173,720

	442,261	426,105
Less: accumulated depreciation	305,440	282,378

Property and equipment, net	$136,821	$143,727

Depreciation expense was $28,303 and $28,248 for the six months ended June 30, 2010 and 2009, respectively.
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
The fair value gain (loss) position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None	—	—	$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$16,873 consisting of 10 different currency pairs	July — August 2010	(106)

Foreign currency exchange option	$5,232 Korean Won put/U.S. Dollar call	July 2010	20

Total Derivative Instruments			$(86)

	December 31, 2009
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None	—	—	$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$21,864 consisting of 10 different currency pairs	January — April 2010	77

Total Derivative Instruments			$77

During the six months ended June 30, 2010 and June 30, 2009, net gains of $202 and net losses of $2,061, respectively, from realized net gains and net losses and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.
12. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintains the Company’s existing $250,000 revolving credit facility and provides for a new $50,000 term loan facility, providing for a total of $300,000 in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5,000 payable on each anniversary of the Amendment Closing Date and the remaining $35,000 due at maturity.
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending, on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (which rate is based on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (which rate is based on the Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business. (see Note 2). As of June 30, 2010, the Company was in full compliance with its covenants.
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
At June 30, 2010, the utilized portion of this credit facility was $50,000 in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1,581 for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of June 30, 2010 and the remaining borrowings on the term loan of $45,000 is classified as long-term. As of June 30, 2010, $248,419 was unused on the Company’s revolving credit facility, of which $191,546 is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At June 30, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.35%, 3.25% and 0.09%, respectively. As of June 30, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.60%.

13. COMPREHENSIVE LOSS (INCOME)
The Company’s comprehensive loss is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(2,957)	$(1,370)	$(27,136)	$(11,711)
Foreign currency translation adjustment	(27,862)	19,054	(43,559)	2,434
Net unrealized loss on available-for-sale securities	—	979	—	125

Comprehensive loss (income)	$(30,819)	$18,663	$(70,695)	$(9,152)

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
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at June 30, 2010 and December 31, 2009 is recorded as long-term taxes payable of $90,813 and $87,343, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $5,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions.
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
The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2010	2009	2010	2009
Careers — North America	$96,948	$101,799	$193,905	$220,983
Careers — International	86,860	88,598	172,484	192,263
Internet Advertising & Fees	31,109	32,660	63,833	64,214

Revenue	$214,917	$223,057	$430,222	$477,460

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating (Loss) Income	2010	2009	2010	2009
Careers — North America	$17,454	$10,918	$13,682	$11,747
Careers — International	(4,536)	(2,019)	(17,948)	(2,690)
Internet Advertising & Fees	546	4,925	1,782	8,483
Corporate expenses	(17,344)	(14,163)	(36,270)	(32,673)

Operating loss	$(3,880)	$(339)	$(38,754)	$(15,133)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Depreciation and Amortization	2010	2009	2010	2009
Careers — North America	$6,490	$7,662	$13,341	$14,962
Careers — International	6,979	7,430	14,415	14,691
Internet Advertising & Fees	2,135	1,751	4,368	3,409
Corporate expenses	88	102	172	203

Depreciation and amortization	$15,692	$16,945	$32,296	$33,265

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Restructuring and Other Special Charges	2010	2009	2010	2009
Careers — North America	$—	$1,487	$—	$3,758
Careers — International	—	3,278	—	10,368
Internet Advertising & Fees	—	171	—	616
Corporate expenses	—	161	—	1,363

Restructuring and other special charges	$—	$5,097	$—	$16,105

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue by Geographic Region (a)	2010	2009	2010	2009
United States	$122,568	$130,184	$246,813	$276,154
Germany	16,731	17,697	32,299	39,899
Other foreign	75,618	75,176	151,110	161,407

Revenue	$214,917	$223,057	$430,222	$477,460

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	June 30, 2010	December 31, 2009
Careers — North America	$586,709	$614,363
Careers — International	673,985	717,574
Internet Advertising & Fees	180,908	184,157
Corporate	153,285	171,303
Shared assets (b)	137,831	139,793

Total assets	$1,732,718	$1,827,190

Long-lived Assets by Geographic Region (c)	June 30, 2010	December 31, 2009
United States	$103,211	$107,004
International	33,610	36,723

Total long-lived assets	$136,821	$143,727

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)
Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

(c)	Total long-lived assets include property and equipment, net.
16. LEGAL MATTERS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit-entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151) is pending in the United States District Court for the Eastern District of Texas and there are 34 other named defendants. The plaintiff seeks monetary damages, attorney’s fees and other costs. The Court has not yet entered a schedule in the case. The Company intends to vigorously defend this matter.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2010, and the related consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2010. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
July 30, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; the ability of our divested businesses to satisfy obligations related to their operations; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009.
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
Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our Monster Power Resume SearchTM product to customers in the United States and the United Kingdom, which is our innovative and proprietary semantic resume and job search database product based upon Trovix search technology. Our Power Resume Search product is the first of several new employer products we expect to launch from our 6Sense™ technology platform.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan. We believe the long-term growth opportunities overseas are particularly large and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We believe we are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.

We also operate a network of websites that connect companies to highly targeted audiences at critical stages in their lives. Our goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. We believe there are significant opportunities to monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.
Agreement to Acquire HotJobs Business from Yahoo! Inc.
On February 3, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) for a purchase price of $225.0 million in cash, payable at the closing of the transaction. The closing is subject to customary conditions, including the receipt of requisite antitrust approvals. Either party may terminate the Asset Purchase Agreement, subject to certain exceptions, (i) in the event of an uncured breach of the Asset Purchase Agreement by the other party, (ii) if the closing has not occurred by August 25, 2010 (the “Termination Date”), provided that the Termination Date may be extended by up to nine additional months, in Yahoo!’s sole discretion, in connection with any antitrust related regulatory action or proceeding, (iii) if a legal restraint would prevent the consummation of the closing or (iv) if either party is compelled by a government authority to sell, hold separate or otherwise dispose of all or any portion of the HotJobs Assets or limit the operation of the HotJobs business.
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
On April 7, 2010, the Company received a request for additional information from the U.S. Federal Trade Commission (“FTC”) with respect to the proposed acquisition of the HotJobs Assets. The request for information from the FTC is part of the investigatory regulatory review process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). The Company responded expeditiously to this request and will continue to work cooperatively with the FTC in connection with this review. Completion of the transaction remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. The Company continues to expect the transaction to close during the third quarter of 2010.
In the three and six months ended June 30, 2010, the Company incurred $5.2 million and $9.6 million, respectively, of acquisition related costs associated with the agreement to acquire the HotJobs Assets. These costs primarily relate to legal fees, professional fees and other costs associated with the acquisition. We expect to continue to incur significant acquisition related costs and integration fees in 2010 and in the first half of 2011 relating to the acquisition of the HotJobs Assets.
Business Combinations
For the period from January 1, 2009 through June 30, 2010, we completed one business combination. The acquired business was not considered to be a significant subsidiary and does not affect the comparability of results from period to period.

Acquired Business	Acquisition Date	Business Segment
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees

Restructuring Program
We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives and prior business reorganization programs. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. These initiatives were implemented to reduce the growth rate of operating expenses in certain areas and to focus more of our resources on new product development and innovation, enhanced technology, global advertising campaigns and selective sales force expansion. Since the inception of the 2007 restructuring program, we incurred $49.1 million of restructuring expenses. We completed all of the initiatives relating to the 2007 restructuring program in the second quarter of 2009, and no new charges will be incurred in the future relating to this program.
Results of Operations
Consolidated operating results as a percentage of revenue for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	53.5%	50.9%	56.6%	49.4%
Office and general	26.5%	26.8%	27.7%	25.5%
Marketing and promotion	21.8%	20.2%	24.8%	24.8%
Restructuring and other special charges	0.0%	2.3%	0.0%	3.4%

Total operating expenses	101.8%	100.2%	109.0%	103.2%

Operating loss	(1.8)%	(0.2)%	(9.0)%	(3.2)%
Interest and other, net	0.4%	0.0%	0.1%	0.3%

Loss before income taxes and loss in equity interests	(1.4)%	(0.1)%	(9.0)%	(2.9)%
Benefit from income taxes	0.4%	0.0%	3.0%	1.0%
Loss in equity interests, net	(0.4)%	(0.5)%	(0.4)%	(0.5)%

Net loss	(1.4)%	(0.6)%	(6.3)%	(2.5)%

The Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Consolidated Revenue, Operating Expenses and Operating Loss
Consolidated revenue, operating expenses and operating loss for the three months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$214,917	100.0%	$223,057	100.0%	$(8,140)	(3.6)%

Salaries and related	114,966	53.5%	113,484	50.9%	1,482	1.3%
Office and general	56,906	26.5%	59,862	26.8%	(2,956)	(4.9)%
Marketing and promotion	46,925	21.8%	44,953	20.2%	1,972	4.4%
Restructuring and other special charges	—	0.0%	5,097	2.3%	(5,097)	(100.0)%

Operating expenses	218,797	101.8%	223,396	100.2%	(4,599)	(2.1)%

Operating loss	$(3,880)	(1.8)%	$(339)	(0.2)%	$(3,541)	1044.5%

Our consolidated revenue decreased $8.1 million, or 3.6%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.8 million of unfavorable foreign exchange impact, which represents the smallest year over year percentage decrease in revenue since the third quarter of 2008. Our Careers — International experienced a 2.0% decrease in revenue and Careers — North America experienced a 4.8% decrease in revenue. Since 2008, both of the Company’s Careers’ segments have been negatively impacted by the global recession, which reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. Accordingly, the deferred revenue balance at the beginning of the second quarter of 2009 was $344.9 million, or $39.9 million higher than the deferred revenue balance at the beginning of the second quarter 2010 of $305.0 million. As such, revenue recognized in the second quarter of 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to the second quarter of 2009. However, we are continuing to see improvements in our global business activity, with the second quarter of 2010 generating increased bookings (which represent the value of contractual orders received during the relevant period) in most sectors of the North American market (particularly within our large enterprise and e-commerce customer sectors as well as Canada), and most countries within Europe (driven by strong bookings growth in central and southern Europe), as well as strong growth in our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the U.S., which is the first of several new employer products we expect to launch from our 6Sense technology platform, and we believe the continued rollout of the product in 2010, which included the launch in the United Kingdom in the second quarter of 2010, will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue decreased 4.7% in the second quarter of 2010 compared to the same period of 2009, primarily resulting from decreased offline display advertising in 2010.
Salary and related expenses increased $1.5 million, or 1.3%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.4 million of favorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, increased variable compensation costs for the Company’s sales force resulting from increased booking activity and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased regular salary costs primarily associated with reduced headcount in 2010 compared to 2009.
Office and general expenses decreased $3.0 million, or 4.9%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.1 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased legal fees in 2010 due to the completion of the investigation of our historical stock option grant practices, decreased bad debt expense as well as a partial reversal of a previously recorded contingency resulting from a legal settlement in the second quarter of 2010. These reductions were partially offset by increased legal and professional fees in 2010 primarily relating to the HotJobs acquisition.
Marketing and promotion expenses increased $2.0 million, or 4.4%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.1 million of favorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 results primarily from our Careers — International segment, where we have continued to invest in the Asian market and in Europe where we increased online marketing activities to support the initial promotion of Power Resume Search, as well as increased online media costs in our Internet Advertising & Fees segment, primarily associated with our lead generation business. These increases in expenses in our Careers — International and Internet Advertising & Fees segments were partially offset by reduced marketing and promotion expenses in our Careers — North America segment, resulting from a more focused and efficient spending program in the second quarter of 2010.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the second quarter of 2010.
Our consolidated operating loss was $3.9 million in the second quarter of 2010, compared to an operating loss of $0.3 million in the second quarter of 2009, as a result of the factors discussed above.

Careers — North America
The operating results of our Careers — North America segment for the three months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$96,948	100.0%	$101,799	100.0%	$(4,851)	(4.8)%

Salaries and related	43,815	45.2%	47,330	46.5%	(3,515)	(7.4)%
Office and general	19,496	20.1%	22,364	22.0%	(2,868)	(12.8)%
Marketing and promotion	16,183	16.7%	19,700	19.4%	(3,517)	(17.9)%
Restructuring and other special charges	—	0.0%	1,487	1.5%	(1,487)	(100.0)%

Operating expenses	79,494	82.0%	90,881	89.3%	(11,387)	(12.5)%

Operating income	$17,454	18.0%	$10,918	10.7%	$6,536	59.9%

Revenue in our Careers — North America segment decreased $4.9 million, or 4.8%, in the second quarter of 2010 compared to the same period of 2009, which represents the smallest year over year percentage decrease in revenue since the third quarter of 2008. Since 2008, the Company’s Careers — North America segment has been negatively impacted by the global recession, which reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. However, we are continuing to see improvements in most business sectors within North America, including strong bookings growth in our large enterprise and e-commerce customer sectors as well as in Canada. We believe the increased bookings in these areas are a result of the improvement in the North American economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions more quickly and easily.
Salary and related expenses decreased by $3.5 million, or 7.4%, in the second quarter of 2010 compared to the same period of 2009. This decrease in salaries and related expense resulted primarily from decreased regular salary costs of $5.4 million, primarily associated with reduced headcount in 2010 compared to 2009. These decreases were partially offset by $1.2 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and $0.7 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity.
Office and general expenses decreased by $2.9 million, or 12.8%, in the second quarter of 2010 compared to the same period of 2009. This decrease in office and general expenses resulted primarily from $1.2 million of decreased bad debt expense in 2010 primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, as well as $1.2 million of decreased depreciation expense in 2010, resulting primarily from decreased capital expenditures in the second half of 2009 and the first half of 2010. These decreases were partially offset by increased travel related expenses of $0.6 million.
Marketing and promotion expenses decreased $3.5 million, or 17.9%, in the second quarter of 2010 compared to the same period of 2009. The reduction in marketing and promotion expenses resulted primarily from our decision not to renew certain sponsorships, a reduced number of Keep America Working events, the refinement of our alliance partnership arrangements and the continued focus on the efficiency of our media investments.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the second quarter of 2010.
Our Careers — North America operating income was $17.5 million in the second quarter of 2010, compared to operating income of $10.9 million in the second quarter of 2009, as a result of the factors described above.

Careers — International
The operating results of our Careers — International segment for the three months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$86,860	100.0%	$88,598	100.0%	$(1,738)	(2.0)%

Salaries and related	50,851	58.5%	47,277	53.4%	3,574	7.6%
Office and general	22,367	25.8%	25,413	28.7%	(3,046)	(12.0)%
Marketing and promotion	18,178	20.9%	14,649	16.5%	3,529	24.1%
Restructuring and other special charges	—	0.0%	3,278	3.7%	(3,278)	(100.0)%

Operating expenses	91,396	105.2%	90,617	102.3%	779	0.9%

Operating loss	$(4,536)	(5.2)%	$(2,019)	(2.3)%	$(2,517)	124.7%

Our Careers — International segment revenue decreased $1.7 million, or 2.0%, in the second quarter of 2010 compared to the same period of 2009, which includes $1.4 million of unfavorable foreign exchange impact. The reduction in revenue in the second quarter of 2010 represents the smallest year over year percentage decrease in revenue since the third quarter of 2008. Since 2008, the effects of the global economic recession have negatively impacted revenue in our Careers — International segment; however, we are continuing to see improvements in bookings in Asia (particularly in Korea, India and China) as well as in most countries within Europe, with particularly strong growth within central and southern Europe. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010, which included the launch within the United Kingdom in the second quarter of 2010, will drive new customer sales in resume search and some of our combined Career product packages.
Salary and related expenses increased $3.6 million, or 7.6%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.7 million of favorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $1.0 million of increased variable compensation costs for the Company’s sales force relating to increased booking activity, $0.9 million of increased severance costs associated with our targeted global headcount reductions and $0.6 million of increased stock-based compensation resulting from our broader equity and incentive programs.
Office and general expenses decreased $3.0 million, or 12.0%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.1 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $1.1 million of decreased bad debt expense, primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, as well as a partial reversal of a previously recorded contingency resulting from a legal settlement in the second quarter of 2010.
Marketing and promotion expenses increased $3.5 million, or 24.1%, in the second quarter of 2010 compared to the same period of 2009, which includes $0.2 million of favorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 results primarily from our continued expansion of our investments in Asia, particularly in China, as well as increased online marketing activities in Europe associated with our initial promotion of Power Resume Search.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the second quarter of 2010.
Our Careers — International operating loss was $4.5 million in the second quarter of 2010, compared to an operating loss of $2.0 million in the second quarter of 2009, as a result of the factors discussed above.

Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the three months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$31,109	100.0%	$32,660	100.0%	$(1,551)	(4.7)%

Salaries and related	11,945	38.4%	11,525	35.3%	420	3.6%
Office and general	6,198	19.9%	5,734	17.6%	464	8.1%
Marketing and promotion	12,420	39.9%	10,305	31.6%	2,115	20.5%
Restructuring and other special charges	—	0.0%	171	0.5%	(171)	(100.0)%

Operating expenses	30,563	98.2%	27,735	84.9%	2,828	10.2%

Operating income	$546	1.8%	$4,925	15.1%	$(4,379)	(88.9)%

Revenue in our Internet Advertising & Fees segment decreased $1.6 million, or 4.7%, in the second quarter of 2010 compared to the same period of 2009. This decrease resulted primarily from a decrease in offline display advertising revenues in 2010, with lead generation and online display advertising revenue remaining relatively flat in 2010 compared to 2009. We continue to concentrate our resources on revenues from lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses increased $2.8 million, or 10.2%, in the second quarter of 2010 compared to the same period in 2009. This increase in operating expenses primarily resulted from $2.1 million of increased marketing and promotion costs, primarily associated with expanding our reach and growing the lead generation business.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the second quarter of 2010.
Our Internet Advertising & Fees operating income was $0.5 million in the second quarter of 2010, compared to operating income of $4.9 million in the second quarter of 2009, as a result of the factors discussed above. Operating margin decreased to 1.8% in the second quarter of 2010, compared to 15.1% in the second quarter of 2009.
Interest and Other, net
Interest and other, net, for the three months ended June 30, 2010 and 2009 resulted in income of $0.9 million and $0.1 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities. The increase in interest and other, net, of $0.8 million resulted primarily from gains recorded related to our auction rate securities, including funds received from RBC related to contingent settlements as well as gains from certain auction rate security redemptions at par value. These gains were partially offset by decreased interest income, primarily associated with the significant decline in investment interest rates experienced during 2010, higher credit facility costs, resulting from higher unused fees, higher amortization costs associated with capitalized deferred financing fees and foreign currency gains in 2009 resulting mainly from gains on intercompany settlements and hedging activity.
Income Taxes
Income taxes for the three months ended June 30, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009	$ Change	% Change
Loss before income taxes	$(2,979)	$(263)	$(2,716)	(1032.7)%
Income taxes	(829)	(83)	(746)	(898.8)%
Effective tax rate	27.8%	31.6%
Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and accrual of interest on accrued tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company is currently under examination in several domestic and international tax jurisdictions, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $5.0 million in the next twelve months due to the expiration of the statute of limitations or effective settlements of examinations.
Loss in Equity Interests, Net
Loss in equity interests, net, for the three months ended June 30, 2010 and 2009 was $0.8 million and $1.2 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in the second quarter of 2010 primarily related to our Australian equity investment, which recorded a decreased loss from operations in the second quarter of 2010, as well as an increase in income in the second quarter of 2010 in our Finland investment.
Net Loss
Our consolidated net loss was $3.0 million in the second quarter of 2010, compared to a net loss of $1.4 million in the second quarter of 2009, as a result of the factors discussed above.
Diluted Loss Per Share
Diluted loss per share in the second quarter of 2010 was $0.02 compared to diluted loss per share of $0.01 in the second quarter of 2009. Diluted weighted average shares outstanding for the three months ended June 30, 2010 and 2009 was 120.7 million shares and 119.3 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.
The Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Consolidated Revenue, Operating Expenses and Operating Loss
Consolidated revenue, operating expenses and operating loss for the six months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$430,222	100.0%	$477,460	100.0%	$(47,238)	(9.9)%

Salaries and related	243,416	56.6%	235,869	49.4%	7,547	3.2%
Office and general	119,054	27.7%	121,975	25.5%	(2,921)	(2.4)%
Marketing and promotion	106,506	24.8%	118,644	24.8%	(12,138)	(10.2)%
Restructuring and other special charges	—	0.0%	16,105	3.4%	(16,105)	(100.0)%

Operating expenses	468,976	109.0%	492,593	103.2%	(23,617)	(4.8)%

Operating loss	$(38,754)	(9.0)%	$(15,133)	(3.2)%	$(23,621)	156.1%

Our consolidated revenue decreased $47.2 million, or 9.9%, in the first six months of 2010 compared to the same period of 2009, which includes $6.4 million of favorable foreign exchange impact. Careers — International experienced a 10.3% decrease in revenue and Careers — North America experienced a 12.3% decrease in revenue. The deferred revenue balance at the beginning of 2009 was $414.3 million, or $108.4 million higher than the deferred revenue balance at the beginning of 2010 of $305.9 million. As such, revenue recognized in the first half of 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to the first half of 2009. However, we are continuing to see improvements in our global business activity with increased bookings in most countries within Asia (particularly Korea, India and China) and most countries in Europe, as well as increased bookings in most sectors of our North American market. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the U.S., which is the first of several new employer products we expect to launch from our 6Sense technology platform, and we believe the continued rollout of the product in 2010, which included the launch in the United Kingdom in the second quarter of 2010, will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue remained relatively flat.

Salary and related expenses increased $7.5 million, or 3.2%, in the first six months of 2010 compared to the same period of 2009, which includes $3.8 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from increased severance costs associated with our targeted global headcount reductions, increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and increased variable compensation costs for the Company’s sales force resulting from increased booking activity, partially offset by decreased regular salary costs primarily associated with reduced headcount in 2010 compared to 2009.
Office and general expenses decreased $2.9 million, or 2.4%, in the first six months of 2010 compared to the same period of 2009, which included $1.3 million of unfavorable foreign exchange impact. The reduction in office and general expenses resulted primarily from decreased legal fees in 2010 due to the completion of the investigation of our historical stock option grant practices and decreased bad debt expense, partially offset by increased professional fees in 2010 primarily relating to the HotJobs acquisition.
Marketing and promotion expenses decreased $12.1 million, or 10.2%, in the first half of 2010 compared to the same period of 2009, which includes $1.1 million of unfavorable foreign exchange impact. The reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first quarter of 2010, which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. These reductions in the first quarter of 2010 were partially offset by increased marketing and promotion expenses in the second quarter of 2010 in our Careers — International segment as well as increased online media costs in our Internet Advertising & Fees segment, primarily related to our lead generation business.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first half of 2010.
Our consolidated operating loss was $38.8 million in the first six months of 2010, compared to an operating loss of $15.1 million in the first six months of 2009, as a result of the factors discussed above.
Careers — North America
The operating results of our Careers — North America segment for the six months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$193,905	100.0%	$220,983	100.0%	$(27,078)	(12.3)%

Salaries and related	95,311	49.2%	98,137	44.4%	(2,826)	(2.9)%
Office and general	39,473	20.4%	45,866	20.8%	(6,393)	(13.9)%
Marketing and promotion	45,439	23.4%	61,475	27.8%	(16,036)	(26.1)%
Restructuring and other special charges	—	0.0%	3,758	1.7%	(3,758)	(100.0)%

Operating expenses	180,223	92.9%	209,236	94.7%	(29,013)	(13.9)%

Operating income	$13,682	7.1%	$11,747	5.3%	$1,935	16.5%

Revenue in our Careers — North America segment decreased $27.1 million, or 12.3%, in the first half of 2010 compared to the same period of 2009, with revenue recognized in the first half of 2010 negatively impacted by the lower beginning deferred revenue balance when compared to the first half of 2009. However, we are continuing to see improvements in most business sectors within North America, including strong bookings growth in our large enterprise and e-commerce customer sectors as well as Canada. We believe the increased bookings in these areas are a result of the improvement in the North American economy as well as the improvements the Company has made in the customer value proposition. In the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions more quickly and easily.
Salary and related expenses decreased by $2.8 million, or 2.9%, in the first half of 2010 compared to the same period of 2009. This decrease in salaries and related expense resulted primarily from decreased regular salary costs of $10.4 million, primarily associated with reduced headcount in 2010 compared to 2009. These decreases were partially offset by $3.3 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, $3.2 million of increased severance costs associated with our targeted headcount reductions in 2010 and $1.5 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity.

Office and general expenses decreased by $6.4 million, or 13.9%, in the first half of 2010 compared to the same period of 2009. This decrease in office and general expenses resulted primarily from $3.6 million of decreased bad debt expense in 2010 primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession as well as $1.6 million of decreased depreciation expense in 2010, resulting primarily from decreased capital expenditures in the second half of 2009 and the first half of 2010. These decreases were partially offset by increased travel related expenses of $0.9 million.
Marketing and promotion expenses decreased $16.0 million, or 26.1%, in the first half of 2010 compared to the same period of 2009. The reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in the first half of 2010, which included significant reductions in all categories of marketing and promotion, including the reduced number of Keep America Working tour events, the decision not to renew certain sponsorship agreements and the significant reduction in offline marketing costs incurred in the first quarter of 2009 to support the redesigned seeker website and employer product.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first half of 2010.
Our Careers — North America operating income was $13.7 million in the first half of 2010, compared to $11.7 million in the first half of 2009, as a result of the factors discussed above.
Careers — International
The operating results of our Careers — International segment for the six months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$172,484	100.0%	$192,263	100.0%	$(19,779)	(10.3)%

Salaries and related	106,495	61.7%	98,533	51.2%	7,962	8.1%
Office and general	47,595	27.6%	49,835	25.9%	(2,240)	(4.5)%
Marketing and promotion	36,342	21.1%	36,217	18.8%	125	0.3%
Restructuring and other special charges	—	0.0%	10,368	5.4%	(10,368)	(100.0)%

Operating expenses	190,432	110.4%	194,953	101.4%	(4,521)	(2.3)%

Operating loss	$(17,948)	(10.4)%	$(2,690)	(1.4)%	$(15,258)	567.1%

Our Careers — International segment revenue decreased $19.8 million, or 10.3%, in the first half of 2010 compared to the same period of 2009, which includes $4.9 million of favorable foreign exchange impact, with revenue recognized in the first half of 2010 negatively impacted by the lower beginning deferred revenue balance when compared to the first half of 2009. However, we are continuing to see improvements in bookings in Asia (particularly Korea, India and China) as well as most countries within Europe, with particularly strong growth in central and southern Europe. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010, which included the launch in the United Kingdom in the second quarter of 2010, will drive new customer sales in resume search and some of our combined Career product packages.
Salary and related expenses increased $8.0 million, or 8.1%, in the first half of 2010 compared to the same period of 2009, which includes $2.7 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $3.1 million of increased severance costs associated with our targeted global headcount reductions and $2.5 million of increased variable compensation costs for the Company’s sales force relating to increased bookings activity, partially offset by decreased costs for temporary labor of $1.1 million.
Office and general expenses decreased $2.2 million, or 4.5%, in the first half of 2010 compared to the same period of 2009, which includes $1.1 million of unfavorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $1.7 million of decreased bad debt expense, primarily associated with certain bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession and $0.8 million of decreased travel related expenses.

Marketing and promotion expenses increased $0.1 million, or 0.3%, in the first half of 2010 compared to the same period of 2009, which includes $0.9 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 results primarily from increased second quarter investment in marketing activities in Asia, particularly within China, and Europe, to support the initial promotion of Power Resume Search, partially offset by decreased costs in the first quarter of 2010.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first half of 2010.
Our Careers — International operating loss was $17.9 million in the first half of 2010, compared to an operating loss of $2.7 million in the first half of 2009, as a result of the factors discussed above.
Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$63,833	100.0%	$64,214	100.0%	$(381)	(0.6)%

Salaries and related	24,746	38.8%	23,157	36.1%	1,589	6.9%
Office and general	12,910	20.2%	11,605	18.1%	1,305	11.2%
Marketing and promotion	24,395	38.2%	20,353	31.7%	4,042	19.9%
Restructuring and other special charges	—	0.0%	616	1.0%	(616)	(100.0)%

Operating expenses	62,051	97.2%	55,731	86.8%	6,320	11.3%

Operating income	$1,782	2.8%	$8,483	13.2%	$(6,701)	(79.0)%

Revenue in our Internet Advertising & Fees segment decreased $0.4 million, or 0.6%, in the first half of 2010 compared to the same period of 2009. This decrease resulted primarily from a decrease in offline display advertising revenues, partially offset by an increase in revenue associated with lead generation and online display advertising revenue. We continue to concentrate our resources on revenues from lead generation and display advertising, innovation of new product offerings and increased audience reach.
Operating expenses increased $6.3 million, or 11.3%, in the first half of 2010 compared to the same period in 2009. This increase in operating expenses primarily resulted from $4.0 million of increased marketing and promotion costs, primarily associated with expanding our reach and growing the lead generation business, $1.0 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and $0.7 million of increased severance costs associated with our targeted headcount reductions in 2010.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first half of 2010.
Our Internet Advertising & Fees operating income was $1.8 million in the first half of 2010, compared to operating income of $8.5 million in the first half of 2009, as a result of the factors discussed above. Operating margin decreased to 2.8% in the first half of 2010, compared to 13.2% in the first half of 2009.
Interest and Other, net
Interest and other, net, for the six months ended June 30, 2010 and 2009 resulted in income of $0.2 million and $1.3 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities. The decrease in interest and other, net, of $1.1 million resulted primarily from decreased interest income, primarily associated with the significant decline in investment interest rates experienced during 2010, higher credit facility costs resulting from higher unused fees, higher amortization costs associated with capitalized deferred financing fees and foreign currency gains in 2009 resulting mainly from gains on intercompany settlements and hedging activity. These reductions in interest and other, net were partially offset by funds received in the second quarter of 2010 from RBC related to auction rate security contingent settlements and gains from auction rate security redemptions.

Income Taxes
Income taxes for the six months ended June 30, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009	$ Change	% Change
Loss before income taxes	$(38,506)	$(13,854)	$(24,652)	(177.9)%
Income taxes	(13,008)	(4,572)	(8,436)	(184.5)%
Effective tax rate	33.8%	33.0%
Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and accrual of interest on accrued tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $5.0 million in the next twelve months due to the expiration of the statute of limitations or settlement of examinations.
Loss in Equity Interests, Net
Loss in equity interests, net, for the six months ended June 30, 2010 and 2009 was $1.6 million and $2.4 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in the first six months of 2010 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2010, as well as an increase in income in 2010 in our Finland investment.
Net Loss
Our consolidated net loss was $27.1 million in the first six months of 2010, compared to a net loss of $11.7 million in the first six months of 2009, as a result of the factors discussed above.
Diluted Loss Per Share
Diluted loss per share in the first half of 2010 was $0.23 compared to diluted loss per share of $0.10 in the first half of 2009. Diluted weighted average shares outstanding for the six months ended June 30, 2010 and 2009 was 120.4 million shares and 119.1 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.
Financial Condition
The following tables detail our cash and cash equivalents and marketable securities:

	June 30,	December 31,	Change
(dollars in thousands)	2010	2009	$	%
Cash and cash equivalents	$288,729	$275,447	$13,282	4.8%
Marketable securities (current and non-current)	12,394	24,669	(12,275)	(49.8)%

Cash and cash equivalents and marketable securities	$301,123	$300,116	$1,007	0.3%

Percentage of total assets	17.4%	16.4%

Cash Flows
Consolidated cash flows for the six months ended June 30, 2010 and 2009 are as follows:

	June 30,	June 30,	Change
(dollars in thousands)	2010	2009	$	%

Cash provided by operating activities	$42,914	$125	$42,789	34231.2%

Cash used for investing activities	(8,621)	(33,089)	24,468	(73.9)%

Cash (used for) provided by financing activities	(9,149)	39,602	(48,751)	(123.1)%
Effect of exchange rates on cash	(11,862)	7,354	(19,216)	(261.3)%
As of June 30, 2010, we had cash, cash equivalents and total marketable securities of $301.0 million, compared to $300.1 million as of December 31, 2009. Our increase in cash, cash equivalents and total marketable securities of $1.0 million in the first half of 2010 primarily results from $42.9 million of cash provided by operating activities, partially offset by $20.5 million of capital expenditures, $9.2 million of taxes paid relating to net share settlements of restricted stock awards and units, $2.9 million expended to fund our Australian equity investee as well as the impact of the strengthening U.S. dollar which negatively impacted cash and cash equivalents by $11.9 million.
Cash provided by operating activities was $42.9 million for the six months ended June 30, 2010, an increase of $42.8 million from the $0.1 million of cash provided by operating activities for the six months ended June 30, 2009. This increase in cash provided by operating activities resulted primarily from increased cash flows provided by working capital items in 2010 of $58.2 million (primarily resulting from changes in accounts receivable, deferred revenue and accounts payable, accrued liabilities and other), partially offset by the 2010 net loss increasing $15.4 million from the 2009 net loss.
Cash used for investing activities was $8.6 million for the six months ended June 30, 2010, a decrease of $24.5 million from cash used for investing activities of $33.1 million for the six months ended June 30, 2009. This decrease is primarily a result of increased sales and maturities of marketable securities of $11.2 million, decreased purchases of marketable securities of $7.5 million and reduced capital expenditures of $5.9 million.
Cash used for financing activities was $9.1 million for the six months ended June 30, 2010, a decrease of $48.8 million from cash provided by financing activities of $39.6 million for the six months ended June 30, 2009. This decrease is primarily a result of the first half of 2009 including $199.2 million of borrowings from the Company’s credit facility and 2010 including $6.8 million of taxes paid relating to net share settlements of restricted stock awards and units, partially offset by the first half of 2009 including $157.2 million of payments of borrowings from the Company’s credit facility.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits, U.S. treasury bills, money market funds and commercial paper that matures within three months of its origination date and marketable securities. Due to the current state of the financial markets, we have redeployed our excess cash during 2009 and 2010 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts and customer accounts that are with third party financial institutions. These balances in the United States may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. We have marketable securities invested in tax-exempt auction rate bonds. As a result of persistent failed auctions beginning in February 2008, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of these investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8.3 million par value auction rate securities marketed and sold by UBS AG and its affiliates (collectively, “UBS”) as of June 30, 2010, as described below) in the consolidated balance sheets as of December 31, 2009 and June 30, 2010.
As of June 30, 2010, the Company held $12.8 million (at par and cost value) of investments in auction rate securities. These securities are variable-rate debt instruments whose underlying agreements have contractual maturities of up to 28 years that have been issued by state-related higher-education agencies and are collateralized by student loans guaranteed by the U.S. Department of Education. While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.58% at June 30, 2010) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. Based on third party valuations and other market observable inputs, the auction rate securities with an original par value and cost of $12.8 million were recorded at a fair value of $12.4 million as of June 30, 2010.
Included in the Company’s auction rate securities portfolio are approximately $8.3 million of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provided that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. On June 30, 2010, the Company exercised its option with UBS and required UBS to purchase its UBS-brokered auction rate securities at par value on June 30, 2010. The Company received $8.3 million from UBS on July 1, 2010.
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
Credit Facility
Borrowings under our credit facility were $50.0 million as of June 30, 2010 and December 31, 2009.
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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs business. As of June 30, 2010, the Company was in full compliance with its covenants.
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
At June 30, 2010, the utilized portion of this credit facility was $50.0 million in borrowings on the term loan facility, no borrowings on the revolving credit facility and $1.6 million for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of June 30, 2010 and the remaining borrowings on the term loan of $45.0 million is classified as long-term. As of June 30, 2010, $248.4 million was unused on the Company’s revolving credit facility, of which $191.5 million is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At June 30, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.35%, 3.25% and 0.09%, respectively. As of June 30, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these term loan borrowings with an interest rate of 3.60%.
Agreement to Acquire HotJobs Business from Yahoo! Inc.
On February 3, 2010, the Company entered into an Asset Purchase Agreement with Yahoo! Inc. (“Yahoo!”), pursuant to which the Company has agreed to acquire from Yahoo! certain assets exclusive to Yahoo! HotJobs for a purchase price of $225 million in cash payable at the closing of the transaction. The closing is subject to customary conditions, including the receipt of requisite antitrust approvals, and is anticipated to occur during the third quarter of 2010. In connection with the transaction, the Company and Yahoo! entered into certain other ancillary agreements to be effective as of the closing of the acquisition, including a commercial traffic agreement, pursuant to which Yahoo! has agreed to place hyperlinks on Yahoo!’s homepages in the United States and Canada and certain other Yahoo! properties designed to direct user traffic to Monster.com and Monster.ca.
Income Taxes
Thus far in 2010, we have incurred tax losses and have not paid significant taxes in the United States. We expect to carry any 2010 tax losses forward to future years. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.
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

Share Repurchase Plan
As of June 30, 2010, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair-value as described in Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) 157). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the six months ended June 30, 2010.
The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents and available-for-sale securities. The following table summarizes those assets measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,875	$—	$—	$18,875
Bank time deposits	—	41,956	—	41,956
Commercial paper	—	103,069	—	103,069
Government bonds — U.S.	—	58,993	—	58,993
Government bonds — foreign	—	12,051	—	12,051
Tax exempt auction rate securities	—	—	12,394	12,394

Total Assets	$18,875	$216,069	$12,394	$247,338

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis, summarized as follows as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$19,347	$19,347

Total Liabilities	$—	$—	$19,347	$19,347

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded as short-term liabilities in the consolidated balance sheet as of June 30, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(12,300)
Realized and unrealized gain included in interest and other, net	1,134

Balance, June 30, 2010	$12,394

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(6,465)

Balance, June 30, 2010	$19,347

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facility and term loan, which approximates fair value due to market interest rates.
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
Internet Advertising & Fees. Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for certain subscription products ratably over the length of the subscription. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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
We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of June 30, 2010, none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.
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
Equity Investments
Gains and losses in equity interest for the three months ended June 30, 2010, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
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
Foreign Exchange Risk
During the three and six months ended June 30, 2010, revenue from our international operations accounted for 43.0% and 42.6%, respectively, of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three months ended June 30, 2010 negatively impacted reported revenue and operating income by approximately $0.8 million and $0.1 million, respectively, compared to the corresponding 2009 period. The effect of the weakening U.S. dollar in the six months ended June 30, 2010 favorably impacted reported revenue and operating income by approximately $6.4 million and $0.3 million, respectively, compared to the corresponding 2009 period.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2010 of $195 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.8 million, $19.5 million and $39.0 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and six months ended June 30, 2010, our cumulative translation adjustment account decreased $27.9 million and $43.6 million, respectively, primarily attributable to the strengthening of the U.S. dollar against the Euro and British Pound.
Interest Rate Risk
Credit Facility
As of June 30, 2010, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings available under our credit facility was fully drawn during the second quarter of 2010, we would have had $300.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our quarterly pre-tax earnings by approximately $0.7 million for the three months ended June 30, 2010. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on June 30, 2010, we would have had $51.6 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.1 million for the three months ended June 30, 2010. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits and government bonds that mature within six months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.7 million for the three months ended June 30, 2010.
Other Market Risks
Investments in Auction Rate Securities
As of June 30, 2010, the Company held $12.8 million (at par and cost value) of investments in auction rate securities. Given current conditions in the auction rate securities market as described in Note 8, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate securities with the original par value and cost of $12.8 million were written down to an estimated fair value of $12.4 million. We may incur additional other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investments. A hypothetical 1.00% (100-basis-point) loss from the par value of these investments would have resulted in a $0.1 million impairment as of June 30, 2010.

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
There have been no significant changes in Monster Worldwide’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit-entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151) is pending in the United States District Court for the Eastern District of Texas and there are 34 other named defendants. The plaintiff seeks monetary damages, attorney’s fees and other costs. The Court has not yet entered a schedule in the case. The Company intends to vigorously defend this matter.

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

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

10.1	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: July 30, 2010	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: July 30, 2010	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: July 30, 2010	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.