Form 10-Q
period 2010-09-30
MONSTER WORLDWIDE INC
filed 2010-10-29
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	October 26, 2010
Common Stock	130,035,933

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

Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unuadited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$228,842	$214,533	$659,064	$691,993

Salaries and related	119,297	112,833	362,713	348,702
Office and general	63,272	59,841	182,326	181,816
Marketing and promotion	51,661	45,757	158,167	164,401
Reversal of legal settlements, net	—	(6,850)	—	(6,850)
Restructuring and other special charges	—	—	—	16,105

Total operating expenses	234,230	211,581	703,206	704,174

Operating (loss) income	(5,388)	2,952	(44,142)	(12,181)
Interest and other, net	(1,286)	(48)	(1,038)	1,231

(Loss) income before income taxes and equity interests	(6,674)	2,904	(45,180)	(10,950)
Benefit from income taxes	(1,823)	(30,891)	(14,831)	(35,463)
Loss in equity interests, net	(873)	(1,044)	(2,511)	(3,473)

Net (loss) income	$(5,724)	$32,751	$(32,860)	$21,040

Basic (loss) income per share	$(0.05)	$0.27	$(0.27)	$0.18

Diluted (loss) income per share	$(0.05)	$0.27	$(0.27)	$0.17

Weighted average shares outstanding:
Basic	120,796	119,473	120,509	119,206
Diluted	120,796	121,676	120,509	120,853
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,713	$275,447
Marketable securities, current	—	9,259
Accounts receivable, net of allowance for doubtful accounts of $6,753 and $12,660	282,274	287,698
Prepaid and other	66,301	73,089

Total current assets	515,288	645,493

Marketable securities, non-current	4,094	15,410
Goodwill	1,123,834	925,758
Property and equipment, net	143,973	143,727
Intangibles, net	70,067	43,863
Investment in unconsolidated affiliates	745	546
Other assets	52,108	52,393

Total assets	$1,910,109	$1,827,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,503	$32,066
Accrued expenses and other current liabilities	159,897	143,403
Deferred revenue	312,952	305,898
Current portion of long-term debt and borrowings on revolving credit facility	95,000	5,010
Income taxes payable	12,162	20,779

Total current liabilities	621,514	507,156

Long-term income taxes payable	95,464	87,343
Deferred income taxes	24,222	51,499
Long-term debt, less current portion	40,000	45,000
Other long-term liabilities	3,176	3,028

Total liabilities	784,376	694,026

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 135,556 and 134,380 shares, respectively; outstanding: 120,834 and 119,659 shares, respectively	136	134
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,416,547	1,395,969
Accumulated deficit	(359,966)	(327,106)
Accumulated other comprehensive income	69,016	64,167

Total stockholders’ equity	1,125,733	1,133,164

Total liabilities and stockholders’ equity	$1,910,109	$1,827,190

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by operating activities:
Net (loss) income	$(32,860)	$21,040

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,778	50,684
Reversal of legal settlements, net	—	(6,850)
Provision for doubtful accounts	2,036	8,566
Non-cash compensation	34,677	30,349
Deferred income taxes	(26,094)	5,739
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	163	4,744
Loss in equity interests, net	2,511	3,473
Gains on auction rate securities	(2,415)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13,279	127,523
Prepaid and other	108	856
Deferred revenue	(2,586)	(152,688)
Accounts payable, accrued liabilities and other	23,927	(81,468)

Total adjustments	94,384	(9,072)

Net cash provided by operating activities	61,524	11,968

Cash flows used for investing activities:
Capital expenditures	(36,656)	(38,664)
Cash funded to equity investee	(4,424)	(4,953)
Purchase of marketable securities	—	(7,476)
Sales and maturities of marketable securities and other	22,995	3,317
Payments for acquisitions and intangible assets	(225,000)	(300)
Dividends received from unconsolidated investee	220	763

Net cash used for investing activities	(242,865)	(47,313)

Cash flows provided by (used for) financing activities:
Proceeds from borrowings on revolving credit facility	90,000	199,203
Payments on borrowings on term loan and revolving credit facility	(5,000)	(256,196)
Proceeds from borrowings on term loan	—	50,000
Excess tax benefits from equity compensation plans	—	12
Tax withholdings related to net share settlements of restricted stock awards and units	(9,804)	(4,304)
Proceeds from the exercise of employee stock options	66	55

Net cash provided by (used for) financing activities	75,262	(11,230)

Effects of exchange rates on cash	(2,655)	11,792
Net decrease in cash and cash equivalents	(108,734)	(34,783)
Cash and cash equivalents, beginning of period	275,447	222,260

Cash and cash equivalents, end of period	$166,713	$187,477

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes	$10,729	$(664)
Cash paid for interest	$4,195	$4,722
Non-cash financing and investing activities:
Settlement of executive bonuses with common stock	$—	$2,275
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.
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

3. EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of shares)	2010	2009	2010	2009
Basic weighted average shares outstanding	120,796	119,473	120,509	119,206
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	—	2,203	—	1,647

Diluted weighted average shares outstanding (1)	120,796	121,676	120,509	120,853

Weighted average anti-dilutive common stock equivalents (1)	10,259	7,614	7,097	8,701

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and nine months ended September 30, 2010, those potential shares totaled 1,477 and 1,718, respectively, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 8,782 and 5,379 of out of the money anti-dilutive common stock equivalents for the three and nine months ended September 30, 2010, respectively.

4. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.
The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, stock options and performance-based RSAs and RSUs. The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company. The Corporate Governance and Nominating Committee of the Company’s Board of Directors approves stock-based compensation awards for all non-employee directors of the Company. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Company does not capitalize stock-based compensation costs. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSAs and RSUs vested.
The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Non-vested stock, included in salaries and related	$13,398	$9,924	$34,266	$29,889
Stock options, included in salaries and related	135	157	411	460

Total	$13,533	$10,081	$34,677	$30,349

During the first quarter of 2009, certain accrued bonuses were paid with 339,550 shares of common stock with a fair value of $2,275.

During the first nine months of 2010, the Company granted an aggregate of 5,011,845 RSAs and 1,612,673 RSUs to approximately 3,800 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through September 2014, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the nine months ended September 30, 2010 is $26,477.
The Company’s non-vested stock activity for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average Fair
		Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2010	7,744	$15.62
Granted	6,625	14.22
Forfeited	(594)	14.76
Vested	(1,846)	18.33

Non-vested at September 30, 2010	11,929	$14.47

As of September 30, 2010, the unrecognized compensation expense related to non-vested stock was $134,188 which is being amortized over the requisite service periods on a straight-line basis.
The Company’s stock option activity for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
(thousands of shares)	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,716	$29.16
Exercised	(7)	9.48
Forfeited/expired/cancelled	(607)	34.52

Outstanding at September 30, 2010	2,102	$26.75	2.72	$1,238

Options exercisable at September 30, 2010	2,088	$26.72	2.69	$1,238

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of September 30, 2010 and the exercise price of the underlying options. During the nine months ended September 30, 2010 and 2009, the aggregate intrinsic value of options exercised was $52 and $26, respectively. As of September 30, 2010, the unrecognized compensation expense for stock options was $446 which is being amortized over the requisite service periods on a straight-line basis.
5. BUSINESS COMBINATIONS
On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 (the “Asset Purchase Agreement”) by and between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225,000. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010 and have contributed revenues of $5,947 and break-even operating income in the three and nine months ended September 30, 2010, exclusive of acquisition and integration-related costs. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 11). The Company used the acquisition method to account for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. In the three and nine months ended September 30, 2010, the Company incurred $8,605 and $18,211, respectively, of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general expenses in the consolidated statement of operations. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant acquisition and integration-related costs in 2010 and the first quarter of 2011 relating to the acquisition of the HotJobs Assets.

The Company is responsible for determining the fair values of the assets acquired and liabilities assumed in connection with the acquisition of the HotJobs Assets. These fair values were based on estimates as of August 24, 2010, the closing date of the acquisition, and were based on a number of factors, including valuations. Identified intangible assets acquired included existing customer relationships, a resume database, trade names and a non-competition agreement. We used variations of the income approach method to value the intangible assets. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the resume database and the trade names were based on the relief-from-royalty method and the existing customer relationships were valued using the excess earnings method. The royalty rates used in the relief from royalty method were based on both a return-on-asset method and market comparable rates. Our estimates of fair value and resulting allocation of purchase price are preliminary as of September 30, 2010.
The following table summarizes our preliminary allocation of the purchase consideration of the HotJobs Assets:

		Estimated
	Amount	Useful Lives
Unbilled accounts receivable	$13,511
Identifiable intangible assets:
Customer relationships	11,900	3 years
Trade names	10,600	9 years
Resume database	10,000	3 years
Non-competition agreement	500	3 years

Total identifiable intangible assets	33,000

Deferred revenue	(13,157)
All other net tangible assets (liabilities)	(65)
Goodwill	191,711

Total purchase price	$225,000

Among the factors that contributed to the recognition of goodwill in this transaction was the expansion of our market share in the North America online recruitment market, increased reach to both active and passive job seekers, the addition of an assembled workforce and opportunities for future synergies. This goodwill is deductible for tax purposes. The pro forma impact of the acquisition of the HotJobs Assets is not material to the Company’s historical consolidated operating results and therefore is not presented.
6. FAIR VALUE MEASUREMENT
The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs, such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the nine months ended September 30, 2010.

The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents and available-for-sale securities. The following table summarizes those assets measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,150	$—	$—	$1,150
Bank time deposits	—	46,622	—	46,622
Commercial paper	—	62,592	—	62,592
Government bonds — foreign	—	5,057	—	5,057
Tax exempt auction rate securities (See Note 7)	—	—	4,094	4,094

Total Assets	$1,150	$114,271	$4,094	$119,515

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis, summarized as follows as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$17,952	$17,952

Total Liabilities	$—	$—	$17,952	$17,952

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(20,600)
Realized and unrealized gain included in interest and other, net	1,134

Balance, September 30, 2010	$4,094

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(7,860)

Balance, September 30, 2010	$17,952

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facility and term loan (see Note 11), which approximates fair value due to market interest rates.
7. INVESTMENTS
Marketable Securities
As of September 30, 2010, the Company held $4,450 (at par and cost value) of investments in an auction rate security. This security is a variable-rate debt instrument whose underlying agreement has a contractual maturity in 24 years that has been issued by state-related higher-education agency and is collateralized by student loans guaranteed by the U.S. Department of Education. Since mid-February 2008, liquidity issues in the global credit markets have resulted in the failure of auctions representing all of the Company’s auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem their bonds or the bonds mature according to contractual terms. As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, the Company has classified its investments in auction rate bonds as available-for-sale securities, which are recorded as non-current marketable securities (with the exception of the $8,300 par value auction rate securities marketed and sold by UBS as of December 31, 2009, see below) in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. Typically, when auctions are successful, the fair value of auction rate securities approximates par value due to the frequent interest rate resets.

While the Company continues to earn interest on its auction rate security at the maximum contractual rate (which was 0.47% at September 30, 2010) and there has been no payment default with respect to such security, this investment is not currently trading and therefore does not currently have a readily determinable market value. Accordingly, the estimated fair value of the auction rate security no longer approximates par value. To estimate the fair value of its auction rate security, the Company used third party valuation and other available market observables. Based on these valuations, the auction rate security with an original par value and cost of $4,450 was recorded at a fair value of $4,094 as of September 30, 2010. The impairment of this security was deemed to be other-than-temporary in the fourth quarter of 2009 and resulted in an unrealized loss of $356 reported in interest and other, net, in the consolidated statement of operations for the fiscal year ended December 31, 2009.
Included in the Company’s auction rate securities portfolio as of June 30, 2010 was approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provided that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. In the fiscal year ended December 31, 2009, the Company recorded an other-than-temporary unrealized loss of $150 relating to the fair value adjustment of these UBS-brokered auction rate securities, which was charged to interest and other, net, in the consolidated statement of operations. On June 30, 2010, the Company exercised its option with UBS and required UBS to purchase its UBS-brokered auction rate securities at par value on June 30, 2010. The Company received $8,300 from UBS on July 1, 2010. Accordingly, the Company reversed the previously recognized unrealized loss of $150 in the second quarter of 2010. Additionally, the Company expensed the fair value of the put option associated with the UBS-brokered auction rate securities of $139 in the second quarter of 2010, which was originally recorded in the fiscal year ended December 31, 2009.
In the first nine months of 2010, excluding the UBS-brokered auction rate securities, the Company received at par value $12,300 from issuer redemptions of auction rate securities. The redemption of these auction rate securities resulted in a $984 benefit recorded in interest and other, net, in the consolidated statement of operations for the nine months ended September 30, 2010 as the Company previously recorded an other-than-temporary impairment on these auction rate securities in the fourth quarter of 2009.
In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. The Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. As part of the settlement agreement, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4,824 in the fourth quarter of 2009 relating to the settlement with RBC, which was reflected in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. In the nine months ended September 30, 2010, the Company received $1,420 from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The Company’s receipt of $1,420 from RBC resulted in a $1,420 benefit recorded in interest and other, net, in the consolidated statement of operations for the nine months ended September 30, 2010.
The Company’s available-for-sale investments reported as current and non-current marketable securities as of September 30, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
Non-current
Tax-exempt auction rate bonds	$4,450	$356	$—	$4,094

Total	$4,450	$356	$—	$4,094

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary” in accordance with ASC 320, Investments — Debt and Equity Securities.
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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $220 in the first quarter of 2010 for this investment. Additionally, the Company received a dividend of $763 in the second quarter of 2009 for this investment. The carrying value of the investment was $330 as of September 30, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the nine months ended September 30, 2010 and 2009, the Company expended $4,424 and $4,953, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $415 as of September 30, 2010 and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
Income and loss in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Australia	$(969)	$(1,085)	$(2,837)	$(3,615)
Finland	96	41	326	142

Loss in equity interests, net	$(873)	$(1,044)	$(2,511)	$(3,473)

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
Restructuring and other special charges and related liability balances are as follows:

			Cash	Non-Cash
	December 31, 2009	Expense	Payments	Utilization	September 30, 2010
Workforce reduction	$1,876	$—	$(1,019)	$—	$857
Consolidation of office facilities	1,982	—	(1,149)	—	833
Other costs and professional fees	237	—	(60)	—	177

Total	$4,095	$—	$(2,228)	$—	$1,867

9. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30, 2010	December 31, 2009
Capitalized software costs	$208,311	$190,454
Furniture and equipment	32,638	30,128
Leasehold improvements	38,603	31,803
Computer and communications equipment	186,942	173,720

	466,494	426,105
Less: Accumulated depreciation	322,521	282,378

Property and equipment, net	$143,973	$143,727

Depreciation expense was $42,278 and $43,479 for the nine months ended September 30, 2010 and 2009, respectively.
Additionally, during 2009, the Company recorded $3,848 of restructuring charges relating to accelerated amortization associated with certain capitalized software costs which were abandoned in the second quarter of 2009 as well as $873 of asset impairment write-offs associated with the consolidation of office facilities.
10. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.
The fair value gain position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None	—	—	$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$52,848 consisting of 11 different currency pairs	October 2010	335

Total Derivative Instruments			$335

	December 31, 2009
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$21,864 consisting of 10 different currency pairs	January — April 2010	77

Total Derivative Instruments			$77

During the nine months ended September 30, 2010 and September 30, 2009, net gains of $796 and net losses of $640, respectively, from realized net gains and net losses and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.
11. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5,000 payable on each anniversary of the Amendment Closing Date and the remaining $35,000 due at maturity.

The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending, on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5). As of September 30, 2010, the Company was in full compliance with its covenants.
Additionally, on the Amendment Closing Date the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At September 30, 2010, the utilized portion of this credit facility was $45,000 in borrowings on the term loan facility, $90,000 of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1,634 for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of September 30, 2010 and the remaining borrowings on the term loan of $40,000 is classified as long-term. As of September 30, 2010, $158,366 was unused on the Company’s revolving credit facility, of which $87,710 is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At September 30, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.26%, 3.25% and 0.15%, respectively. As of September 30, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.51%.

12. COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) is as follows:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(5,724)	$32,751	$(32,860)	$21,040
Foreign currency translation adjustment	48,408	42,592	4,849	45,026
Net unrealized loss on available-for-sale securities	—	181	—	306

Comprehensive income (loss)	$42,684	$75,524	$(28,011)	$66,372

13. INCOME TAXES
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2010 and December 31, 2009 is recorded as long-term taxes payable of $95,464 and $87,343, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $25,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30,599 of accrued tax attributable to uncertain tax positions in the three and nine months ended September 30, 2009, of which $26,571 impacted the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $8,979 in the three and nine months ended September 30, 2009, which on a net tax basis impacted the effective rate by $5,687. The total benefit reflected in the third quarter of 2009 income tax provision due to the reversal of tax and interest was $32,258. The tax matters primarily concerned tax characterization issues, use of acquired tax attributes, and allocation of income among jurisdictions.
14. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.
Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segments) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (which ChinaHR was formerly a part of). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers — North America segment (see Note 5).

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue	2010	2009	2010	2009
Careers — North America	$107,229	$95,204	$301,134	$316,187
Careers — International	86,683	84,737	259,168	277,000
Internet Advertising & Fees	34,930	34,592	98,762	98,806

Revenue	$228,842	$214,533	$659,064	$691,993

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating (Loss) Income	2010	2009	2010	2009
Careers — North America	$18,773	$6,057	$32,455	$17,804
Careers — International	(5,882)	(2,181)	(23,830)	(4,871)
Internet Advertising & Fees	1,880	5,091	3,662	13,574
Corporate expenses	(20,159)	(6,015)	(56,429)	(38,688)

Operating (loss) income	$(5,388)	$2,952	$(44,142)	$(12,181)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Depreciation and Amortization	2010	2009	2010	2009
Careers — North America	$7,161	$7,997	$20,502	$22,959
Careers — International	7,087	7,391	21,501	22,082
Internet Advertising & Fees	2,136	1,929	6,504	5,338
Corporate expenses	98	102	271	305

Depreciation and amortization	$16,482	$17,419	$48,778	$50,684

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Restructuring and Other Special Charges	2010	2009	2010	2009
Careers — North America	$—	$—	$—	$3,758
Careers — International	—	—	—	10,368
Internet Advertising & Fees	—	—	—	616
Corporate expenses	—	—	—	1,363

Restructuring and other special charges	$—	$—	$—	$16,105

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue by Geographic Region (a)	2010	2009	2010	2009
United States	$136,834	$125,322	$383,648	$401,476
Germany	18,343	16,423	50,642	56,322
Other foreign	73,665	72,788	224,774	234,195

Revenue	$228,842	$214,533	$659,064	$691,993

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	September 30, 2010	December 31, 2009
Careers — North America	$657,793	$614,363
Careers — International	870,063	717,574
Internet Advertising & Fees	183,228	184,157
Corporate	58,531	171,303
Shared assets (b)	140,494	139,793

Total assets	$1,910,109	$1,827,190

Long-lived Assets by Geographic Region (c)	June 30, 2010	December 31, 2009
United States	$105,222	$107,004
International	38,751	36,723

Total long-lived assets	$143,973	$143,727

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)
Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

(c)	Total long-lived assets include property and equipment, net.
15. LEGAL MATTERS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit-entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151) is pending in the United States District Court for the Eastern District of Texas, and there are 34 other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorney’s fees and other costs. The Court has entered a schedule in the case which includes a final pre-trial conference set for March 2012. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2010. These interim financial statements are the responsibility of the Company’s management.
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
October 29, 2010

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
Overview
Monster is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 55 countries around the world. We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice.
Our services and solutions include searchable job postings, resume databases, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search our resume database and access other career-related services.
Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our Monster Power Resume Search™ product to customers in the United States, United Kingdom and France, which is our innovative and proprietary semantic resume and job search database product based upon Trovix search technology. Our Power Resume Search product is the first of several new employer products we expect to launch from our 6Sense® technology platform.
Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan. On August 24, 2010, the Company completed the acquisition of the HotJobs Assets (as defined below), which we believe will expand our market share in the North America online recruitment market. We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We believe we are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.

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
Acquisition of the HotJobs Assets from Yahoo! Inc.
On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 (the “Asset Purchase Agreement”) by and between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010 and have contributed revenues of $5.9 million and break-even operating income during the three and nine months ended September 30, 2010, exclusive of acquisition and integration-related costs. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
The Company funded the purchase of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility. In the three and nine months ended September 30, 2010, the Company incurred $8.6 million and $18.2 million, respectively, of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general expenses in the consolidated statement of operations. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant acquisition and integration-related costs in 2010 and the first quarter of 2011 relating to the acquisition of the HotJobs Assets.
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

Results of Operations
Consolidated operating results as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	52.1%	52.6%	55.0%	50.4%
Office and general	27.6%	27.9%	27.7%	26.3%
Marketing and promotion	22.6%	21.3%	24.0%	23.8%
Reversal of legal settlements, net	0.0%	(3.2)%	0.0%	(1.0)%
Restructuring and other special charges	0.0%	0.0%	0.0%	2.3%

Total operating expenses	102.4%	98.6%	106.7%	101.8%

Operating (loss) income	(2.4)%	1.4%	(6.7)%	(1.8)%
Interest and other, net	(0.6)%	(0.0)%	(0.2)%	0.2%

(Loss) income before income taxes and loss in equity interests	(2.9)%	1.4%	(6.9)%	(1.6)%
Benefit from income taxes	(0.8)%	(14.4)%	(2.3)%	(5.1)%
Loss in equity interests, net	(0.4)%	(0.5)%	(0.4)%	(0.5)%

Net (loss) income	(2.5)%	15.3%	(5.0)%	3.0%

The Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Consolidated Revenue, Operating Expenses and Operating (Loss) Income
Consolidated revenue, operating expenses and operating (loss) income for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$228,842	100.0%	$214,533	100.0%	$14,309	6.7%

Salaries and related	119,297	52.1%	112,833	52.6%	6,464	5.7%
Office and general	63,272	27.6%	59,841	27.9%	3,431	5.7%
Marketing and promotion	51,661	22.6%	45,757	21.3%	5,904	12.9%
Provision for legal settlements, net	—	0.0%	(6,850)	(3.2)%	6,850	(100.0)%

Operating expenses	234,230	102.4%	211,581	98.6%	22,649	10.7%

Operating (loss) income	$(5,388)	(2.4)%	$2,952	1.4%	$(8,340)	(282.5)%

Our consolidated revenue increased $14.3 million, or 6.7%, in the third quarter of 2010 compared to the same period of 2009, which includes $4.4 million of unfavorable foreign exchange impact and $5.9 million of revenue attributable to the operations of the HotJobs Assets, which closed on August 24, 2010. This increase in revenue represents the first year over year increase in revenue since the third quarter of 2008. Our Careers — International segment experienced a 2.3% increase in revenue and our Careers — North America segment experienced a 12.6% increase in revenue. Since 2008, both of the Company’s Careers’ segments have been negatively impacted by the global recession, which reduced overall hiring demand and forced our customers to reduce their job posting and resume database usage. However, we are continuing to see improvements in our global business activity, with the third quarter of 2010 generating increased bookings (which represent the value of contractual orders received during the relevant period) of 26% on a global basis compared to the third quarter of 2009. This increase in bookings occurred in most sectors of the North American market (particularly within our large enterprise, staffing and government customer sectors), most countries within Europe (driven by strong bookings growth in central and southern Europe), as well as in our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States, which is the first of several new employer products we expect to launch from our 6Sense technology platform. We believe the continued rollout of the Power Resume Search product in 2010, which included the launch in the United Kingdom in the first quarter of 2010 and France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue remained relatively flat in the third quarter of 2010 compared to the same period of 2009.

Salary and related expenses increased $6.5 million, or 5.7%, in the third quarter of 2010 compared to the same period of 2009, which includes $2.2 million of favorable foreign exchange impact and $1.9 million of costs attributable to the operations of the HotJobs Assets. This increase in salaries and related expenses resulted primarily from increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased regular salary costs primarily associated with reduced headcount in 2010 compared to 2009 as well as decreased severance costs.
Office and general expenses increased $3.4 million, or 5.7%, in the third quarter of 2010 compared to the same period of 2009, which includes $0.7 million of favorable foreign exchange impact, $8.6 million of acquisition and integration-related expenses associated with the acquisition of the HotJobs Assets and $0.7 million of costs attributable to the operations of the HotJobs Assets. This increase in office and general expenses resulted primarily from increased legal, professional and other fees relating to acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, partially offset by decreased bad debt expense, occupancy costs and depreciation expense. The Company does not allocate acquisition and integration-related expenses to their reportable segments. Accordingly, the $8.6 million of acquisition and integration-related expenses incurred in the three months ended September 30, 2010 associated with the acquisition of the HotJobs Assets is recorded as a corporate expense.
Marketing and promotion expenses increased $5.9 million, or 12.9%, in the third quarter of 2010 compared to the same period of 2009, which includes $0.5 million of favorable foreign exchange impact and $3.3 million of costs attributable to the operations of the HotJobs Assets. This increase in marketing and promotion expenses in 2010 resulted primarily from our Careers — International segment, where we have continued to invest in the Asian and European markets, as well as increased online media costs in our Internet Advertising & Fees segment, primarily associated with our lead generation business. Marketing and promotion expenses within the Careers — North America segment also increased, primarily related to the traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
In the third quarter of 2009, the Company reversed a previously recorded accrual of $6.9 million relating to settlement of all actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the third quarter of 2010.
Our consolidated operating loss was $5.4 million in the third quarter of 2010, compared to operating income of $3.0 million in the third quarter of 2009, as a result of the factors discussed above.
Careers — North America
The operating results of our Careers — North America segment for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$107,229	100.0%	$95,204	100.0%	$12,025	12.6%

Salaries and related	48,062	44.8%	47,470	49.9%	592	1.2%
Office and general	21,347	19.9%	23,599	24.8%	(2,252)	(9.5)%
Marketing and promotion	19,047	17.8%	18,078	19.0%	969	5.4%

Operating expenses	88,456	82.5%	89,147	93.6%	(691)	(0.8)%

Operating income	$18,773	17.5%	$6,057	6.4%	$12,716	209.9%

Revenue in our Careers — North America segment increased $12.0 million, or 12.6%, in the third quarter of 2010 compared to the same period of 2009, which includes $5.9 million of revenue attributable to the operations of the HotJobs Assets. This increase in revenue represents the first year over year increase since the fourth quarter of 2007. We are continuing to see improvements in most business sectors within North America, including strong bookings growth in our large enterprise, staffing and government customer sectors. We believe the increased bookings in these areas are a result of the improvement in the economy in North America as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product, powered by our 6Sense technology, to customers within the United States and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions.

Salary and related expenses increased by $0.6 million, or 1.2%, in the third quarter of 2010 compared to the same period of 2009, which includes $1.9 million of expenses attributable to the operations of the HotJobs Assets. This increase in salaries and related expense resulted primarily from $3.0 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, $1.5 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and $1.0 million of increased stock-based compensation resulting from our broader equity and incentive programs. These increased costs are partially offset by decreased regular salary costs of $1.9 million, primarily associated with reduced headcount in 2010 compared to 2009, and decreased severance costs of $2.8 million.
Office and general expenses decreased by $2.3 million, or 9.5%, in the third quarter of 2010 compared to the same period of 2009, which includes $0.7 million of expenses attributable to the operations of the HotJobs Assets. This decrease in office and general expenses resulted primarily from $1.5 million of decreased depreciation expense in 2010, resulting from certain assets that were abandoned and fully expensed in 2009, and $0.6 million of decreased bad debt expense in 2010 primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession. These decreases were partially offset by increased amortization expense of $0.6 million associated with the acquisition of the HotJobs Assets.
Marketing and promotion expenses increased $1.0 million, or 5.4%, in the third quarter of 2010 compared to the same period of 2009, which includes $3.3 million of expenses attributable to the operations of the HotJobs Assets. The increase in marketing and promotion expenses resulted primarily from the traffic agreement the Company entered into with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. The Company has reduced costs in other areas of marketing and promotion, including our decision not to renew certain sponsorships, the reduction of the number of Keep America Working events, the refinement of our alliance partnership arrangements and the continued focus on the efficiency of our media investments.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the third quarter of 2010.
Our Careers — North America operating income was $18.8 million in the third quarter of 2010, compared to operating income of $6.1 million in the third quarter of 2009, as a result of the factors described above.
Careers — International
The operating results of our Careers — International segment for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$86,683	100.0%	$84,737	100.0%	$1,946	2.3%

Salaries and related	50,600	58.4%	45,915	54.2%	4,685	10.2%
Office and general	23,887	27.6%	25,373	29.9%	(1,486)	(5.9)%
Marketing and promotion	18,078	20.9%	15,630	18.4%	2,448	15.7%

Operating expenses	92,565	106.8%	86,918	102.6%	5,647	6.5%

Operating loss	$(5,882)	(6.8)%	$(2,181)	(2.6)%	$(3,701)	169.7%

Our Careers — International segment revenue increased $1.9 million, or 2.3%, in the third quarter of 2010 compared to the same period of 2009, which includes $4.6 million of unfavorable foreign exchange impact. This increase in revenue represents the first year over year increase in our Careers — International segment since the third quarter of 2008. We are continuing to see improvements in bookings in Asia (particularly in Korea, India and China) as well as in most countries within Europe, with particularly strong growth within central and southern Europe. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010, which included the launch within the United Kingdom in the first quarter of 2010 and in France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages.

Salary and related expenses increased $4.7 million, or 10.2%, in the third quarter of 2010 compared to the same period of 2009, which includes $2.2 million of favorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $2.9 million of increased regular salary costs in 2010, primarily relating to 2009 including a benefit associated with a change in actuarial assumptions related to a statutory pension plan, $1.0 million of increased variable compensation costs for the Company’s sales force relating to increased booking activity in 2010 as well as $1.0 million of increased stock based compensation resulting from our broader equity and incentive programs, partially offset by $1.6 million of decreased severance costs in 2010.
Office and general expenses decreased $1.5 million, or 5.9%, in the third quarter of 2010 compared to the same period of 2009, which includes $0.5 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $1.0 million of decreased bad debt expense, primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, as well as $1.0 of decreased occupancy costs in 2010, partially offset by $0.5 million of increased legal fees.
Marketing and promotion expenses increased $2.4 million, or 15.7%, in the third quarter of 2010 compared to the same period of 2009, which includes $0.6 million of favorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 results primarily from our continued expansion of our investments in Asia, particularly in China, as well as increased online marketing activities in Europe.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the third quarter of 2010.
Our Careers — International operating loss was $5.9 million in the third quarter of 2010, compared to an operating loss of $2.2 million in the third quarter of 2009, as a result of the factors discussed above.
Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$34,930	100.0%	$34,592	100.0%	$338	1.0%

Salaries and related	12,406	35.5%	11,516	33.3%	890	7.7%
Office and general	6,291	18.0%	6,064	17.5%	227	3.7%
Marketing and promotion	14,353	41.1%	11,921	34.5%	2,432	20.4%

Operating expenses	33,050	94.6%	29,501	85.3%	3,549	12.0%

Operating income	$1,880	5.4%	$5,091	14.7%	$(3,211)	(63.1)%

Revenue in our Internet Advertising & Fees segment increased $0.3 million, or 1.0%, in the third quarter of 2010 compared to the same period of 2009, resulting primarily from modest growth in our lead generation business. We continue to concentrate our resources on revenues from lead generation and online display advertising, innovation of new product and increased audience reach.
Operating expenses increased $3.5 million, or 12.0%, in the third quarter of 2010 compared to the same period in 2009. This increase in operating expenses primarily resulted from $2.4 million of increased marketing and promotion costs, primarily associated with growing the lead generation business particularly within the education channel, and increased salary and related costs of $0.9 million, primarily relating to the reintroduction of certain employee incentive programs which were modified in 2009.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the third quarter of 2010.
Our Internet Advertising & Fees operating income was $1.9 million in the third quarter of 2010, compared to operating income of $5.1 million in the third quarter of 2009, as a result of the factors discussed above.

Interest and Other, net
Interest and other, net, for the three months ended September 30, 2010 and 2009 resulted in an expense of $1.3 million and $0.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities. The increased expense in interest and other, net, of $1.3 million resulted primarily from higher credit facility borrowing costs, resulting from the funding of the acquisition of the HotJobs Assets, higher unused fees, increased amortization costs associated with capitalized deferred financing costs and foreign currency losses in 2010 resulting mainly from losses on intercompany settlements and hedging activity.
Income Taxes
Income taxes for the three months ended September 30, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009	$ Change	% Change
Loss (income) before income taxes	$(6,674)	$2,904	$(9,578)	(329.8)%
Income taxes	(1,823)	(30,891)	29,068	94.1%
Effective tax rate	27.3%	-1,063.7%
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
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $25.0 million in the next twelve months due to the expiration of the statute of limitations or settlement of examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30.6 million of accrued tax attributable to uncertain tax positions in the three and nine months ended September 30, 2009, of which $26.6 million impacted the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $9.0 million in the three and nine months ended September 30, 2009, which on a net tax basis impacted the effective rate by $5.7 million. The total benefit reflected in the third quarter of 2009 income tax provision due to the reversal of tax and interest was $32.3 million. There were no reversals of uncertain tax positions in the third quarter of 2010 which impacted the tax provision.
Loss in Equity Interests, Net
Loss in equity interests, net, for the three months ended September 30, 2010 and 2009 was $0.9 million and $1.0 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland.
Net (Loss) Income
Our consolidated net loss was $5.7 million in the third quarter of 2010, compared to net income of $32.8 million in the third quarter of 2009, as a result of the factors discussed above.
Diluted (Loss) Income Per Share
Diluted loss per share in the third quarter of 2010 was $0.05 compared to diluted income per share of $0.27 in the third quarter of 2009. Diluted weighted average shares outstanding for the three months ended September 30, 2010 and 2009 was 120.8 million shares and 121.7 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Nine months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009
Consolidated Revenue, Operating Expenses and Operating Loss
Consolidated revenue, operating expenses and operating loss for the nine months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$659,064	100.0%	$691,993	100.0%	$(32,929)	(4.8)%

Salaries and related	362,713	55.0%	348,702	50.4%	14,011	4.0%
Office and general	182,326	27.7%	181,816	26.3%	510	0.3%
Marketing and promotion	158,167	24.0%	164,401	23.8%	(6,234)	(3.8)%
Provision for legal settlements, net	—	0.0%	(6,850)	(1.0)%	6,850	(100.0)%
Restructuring and other special charges	—	0.0%	16,105	2.3%	(16,105)	(100.0)%

Operating expenses	703,206	106.7%	704,174	101.8%	(968)	(0.1)%

Operating loss	$(44,142)	(6.7)%	$(12,181)	(1.8)%	$(31,961)	262.4%

Our consolidated revenue decreased $32.9 million, or 4.8%, in the first nine months of 2010 compared to the same period of 2009, which includes $2.0 million of favorable foreign exchange impact and $5.9 million of revenue attributable to the operations of the HotJobs Assets, which closed on August 24, 2010. Our Careers — International segment experienced a 6.4% decrease in revenue and our Careers — North America segment experienced a 4.8% decrease in revenue. The deferred revenue balance at the beginning of 2009 was $414.3 million, or $108.4 million higher than the deferred revenue balance at the beginning of 2010 of $305.9 million. As such, revenue recognized in the first nine months of 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to the first nine months of 2009. We are continuing to see improvements in our global business activity, with the first nine months of 2010 generating increased bookings of 21% on a global basis compared to the first nine months of 2009. This increase in bookings occurred in most sectors of the North American market (particularly within our large enterprise, staffing, e-commerce and government customer sectors), most countries within Europe (driven by strong bookings growth in central and southern Europe), as well as in our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States, which is the first of several new employer products we expect to launch from our 6Sense technology platform. We believe the continued rollout of the Power Resume Search product in 2010, which included the launch in the United Kingdom in the first quarter of 2010 and France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue remained relatively flat in first nine months of 2010 compared to the same period of 2009.
Salary and related expenses increased $14.0 million, or 4.0%, in the first nine months of 2010 compared to the same period of 2009, which includes $1.6 million of unfavorable foreign exchange impact and $1.9 million of costs attributable to the operations of the HotJobs Assets. This increase in salaries and related expenses resulted primarily from increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased regular salary costs primarily associated with reduced headcount in 2010 compared to 2009.
Office and general expenses increased $0.5 million, or 0.3%, in the first nine months of 2010 compared to the same period of 2009, which included $0.7 million of unfavorable foreign exchange impact, $18.2 million of acquisition and integration-related expenses associated with the acquisition of the HotJobs Assets and $0.7 million of costs attributable to the operations of the HotJobs Assets. This increase in office and general expenses resulted primarily from increased legal, professional and other fees relating to acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, partially offset by decreased bad debt expense, decreased occupancy costs and decreased legal fees in 2010 due to the completion of the investigation of our historical stock option grant practices. The Company does not allocate acquisition and integration-related expenses to their reportable segments. Accordingly, the $18.2 million of acquisition and integration-related expenses incurred in the nine months ended September 30, 2010 associated with the acquisition of the HotJobs Assets is recorded as a corporate expense.

Marketing and promotion expenses decreased $6.2 million, or 3.8%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.6 million of unfavorable foreign exchange impact and $3.3 million of costs attributable to the operations of the HotJobs Assets. The reduction in marketing and promotion expenses resulted primarily from a more focused spending program in the first quarter of 2010, which included significant reductions in all categories of marketing and promotion and concentration on effective and productive investments. These reductions in the first quarter of 2010 were partially offset by increased investment in the second and third quarter of 2010 in our Careers — International segment, increased online media costs in our Internet Advertising & Fees segment, primarily related to our lead generation business, and increased costs within our Careers — North America segment primarily related to the traffic agreement with Yahoo!, which became effective on August 24, 2010.
In the third quarter of 2009, the Company reversed a previously recorded accrual of $6.9 million relating to settlement of all actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first nine months of 2010.
Our consolidated operating loss was $44.1 million in the first nine months of 2010, compared to an operating loss of $12.2 million in the first nine months of 2009, as a result of the factors discussed above.
Careers — North America
The operating results of our Careers — North America segment for the nine months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$301,134	100.0%	$316,187	100.0%	$(15,053)	(4.8)%

Salaries and related	143,373	47.6%	145,606	46.1%	(2,233)	(1.5)%
Office and general	60,821	20.2%	69,467	22.0%	(8,646)	(12.4)%
Marketing and promotion	64,485	21.4%	79,552	25.2%	(15,067)	(18.9)%
Restructuring and other special charges	—	0.0%	3,758	1.2%	(3,758)	(100.0)%

Operating expenses	268,679	89.2%	298,383	94.4%	(29,704)	(10.0)%

Operating income	$32,455	10.8%	$17,804	5.6%	$14,651	82.3%

Revenue in our Careers — North America segment decreased $15.1 million, or 4.8%, in the first nine months of 2010 compared to the same period of 2009, which includes $1.7 million of favorable foreign exchange impact and $5.9 million of revenue attributable to the operations of the HotJobs Assets. Revenue recognized in the first nine months of 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to the first nine months of 2009. We are continuing to see improvements in most business sectors within North America, including strong bookings growth in our large enterprise, e-commerce, government and staffing customer sectors. We believe the increased bookings in these areas are a result of the improvement in the economy in North America as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product to customers within the United States and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions.
Salary and related expenses decreased $2.2 million, or 1.5%, in the first nine months of 2010 compared to the same period of 2009, which includes $1.1 million of unfavorable foreign exchange impact and $1.9 million of expenses attributable to the operations of the HotJobs Assets. This decrease in salaries and related expense resulted primarily from decreased regular salary costs of $12.3 million, resulting from reduced headcount in 2010 compared to 2009. These decreases were partially offset by $4.8 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, $4.5 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010 and $1.1 million of increased stock-based compensation resulting from our broader equity and incentive programs.

Office and general expenses decreased by $8.6 million, or 12.4%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.7 million of expenses attributable to the operations of the HotJobs Assets. This decrease in office and general expenses resulted primarily from $4.2 million of decreased bad debt expense in 2010, primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, as well as $3.1 million of decreased depreciation expense in 2010 resulting from certain assets that were abandoned and fully expensed in 2009. These decreases were partially offset by increased travel related expenses of $1.0 million and increased amortization expense of $0.6 million associated with the acquisition of the HotJobs Assets.
Marketing and promotion expenses decreased $15.1 million, or 18.9%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.3 million of unfavorable foreign exchange impact and $3.3 million of expenses attributable to the operations of the HotJobs Assets. The reduction in marketing and promotion expenses resulted primarily from a more focused spending program in the first nine months of 2010, which included significant reductions in all categories of marketing and promotion, including the reduced number of Keep America Working tour events, the decision not to renew certain sponsorship agreements and the significant reduction in offline marketing costs incurred in the first quarter of 2009 to support the redesigned seeker website and employer product. This was partially offset by increased costs in the third quarter of 2010 resulting from the traffic agreement the Company entered into with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first nine months of 2010.
Our Careers — North America operating income was $32.5 million in the first nine months of 2010, compared to $17.8 million in the first nine months of 2009, as a result of the factors discussed above.
Careers — International
The operating results of our Careers — International segment for the nine months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$259,168	100.0%	$277,000	100.0%	$(17,832)	(6.4)%

Salaries and related	157,094	60.6%	144,449	52.1%	12,645	8.8%
Office and general	71,484	27.6%	75,208	27.2%	(3,724)	(5.0)%
Marketing and promotion	54,420	21.0%	51,846	18.7%	2,574	5.0%
Restructuring and other special charges	—	0.0%	10,368	3.7%	(10,368)	(100.0)%

Operating expenses	282,998	109.2%	281,871	101.8%	1,127	0.4%

Operating loss	$(23,830)	(9.2)%	$(4,871)	(1.8)%	$(18,959)	389.2%

Our Careers — International segment revenue decreased $17.8 million, or 6.4%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.3 million of favorable foreign exchange impact, with revenue recognized in the first nine months of 2010 negatively impacted by the lower beginning deferred revenue balance when compared to the first nine months of 2009. We are continuing to see improvements in bookings in Asia (particularly Korea, India and China) as well as most countries within Europe, with particularly strong growth in central and southern Europe. We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010, which included the launch in the United Kingdom in the first quarter of 2010 and in France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages.
Salary and related expenses increased $12.6 million, or 8.8%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.5 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $4.9 million of increased regular salary costs in 2010, primarily relating to 2009 including a benefit associated with a change in actuarial assumptions related to a statutory pension plan, $3.5 million of increased variable compensation costs for the Company’s sales force relating to increased bookings activity in 2010, $1.6 million of increased severance costs associated with our targeted global headcount reductions, $1.5 million of increased stock based compensation resulting from our broader equity and incentive programs and $1.1 of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009. These increases were partially offset by decreased costs for temporary labor of $1.4 million.

Office and general expenses decreased $3.7 million, or 5.0%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.6 million of unfavorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $2.7 million of decreased bad debt expense, primarily associated with certain bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, decreased occupancy costs of $0.9 million and $0.6 million of decreased travel related expenses, partially offset by increased legal costs of $0.9 million.
Marketing and promotion expenses increased $2.6 million, or 5.0%, in the first nine months of 2010 compared to the same period of 2009, which includes $0.3 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 results primarily from our continued expansion of our investments in Asia, particularly in China, as well as increased online marketing activities in Europe, partially offset by decreased costs in the first quarter of 2010.
The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first nine months of 2010.
Our Careers — International operating loss was $23.8 million in the first nine months of 2010, compared to an operating loss of $4.9 million in the first nine months of 2009, as a result of the factors discussed above.
Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the nine months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$98,762	100.0%	$98,806	100.0%	$(44)	(0.0)%

Salaries and related	37,152	37.6%	34,674	35.1%	2,478	7.1%
Office and general	19,201	19.4%	17,670	17.9%	1,531	8.7%
Marketing and promotion	38,747	39.2%	32,272	32.7%	6,475	20.1%
Restructuring and other special charges	—	0.0%	616	0.6%	(616)	(100.0)%

Operating expenses	95,100	96.3%	85,232	86.3%	9,868	11.6%

Operating income	$3,662	3.7%	$13,574	13.7%	$(9,912)	(73.0)%

Revenue in our Internet Advertising & Fees segment remained flat at $98.8 million. In the first nine months of 2010, we experienced a decrease in offline display advertising revenues which were offset by an increase in revenue associated with lead generation. We continue to concentrate our resources on revenues from lead generation and online display advertising, innovation of new products and increased audience reach.
Operating expenses increased $9.9 million, or 11.6%, in the first nine months of 2010 compared to the same period in 2009. This increase in operating expenses primarily resulted from $6.5 million of increased marketing and promotion costs, primarily associated with expanding our reach and growing the lead generation business and $1.6 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009.
The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in the first nine months of 2010.
Our Internet Advertising & Fees operating income was $3.7 million in the first nine months of 2010, compared to operating income of $13.6 million in the first nine months of 2009, as a result of the factors discussed above.
Interest and Other, net
Interest and other, net, for the nine months ended September 30, 2010 and 2009 resulted in an expense of $1.0 million and income of $1.2 million, respectively. Interest and other, net, primarily related to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities. The decrease in interest and other, net, of $2.2 million resulted primarily from decreased interest income, primarily associated with the significant decline in investment interest rates experienced during 2010, higher credit facility borrowing costs, higher unused fees, higher amortization costs associated with capitalized deferred financing fees and foreign currency losses in 2010 resulting mainly from losses on intercompany settlements and hedging activity. These reductions in interest and other, net were partially offset by funds received in 2010 from RBC related to auction rate security contingent settlements and gains from auction rate security redemptions.

Income Taxes
Income taxes for the nine months ended September 30, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009	$ Change	% Change
Loss before income taxes	$(45,180)	$(10,950)	$(34,230)	(312.6)%
Income taxes	(14,831)	(35,463)	20,632	58.2%
Effective tax rate	32.8%	323.9%
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
The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $25.0 million in the next twelve months due to the expiration of the statute of limitations or settlement of examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.
Due to the expiration of the statute of limitations in the third quarter of 2009, the Company reversed $30.6 million of accrued tax attributable to uncertain tax positions in the three and nine months ended September 30, 2009, of which $26.6 million impacted the effective tax rate. The Company also reversed accrued interest and penalties related to uncertain tax positions of $9.0 in the three and nine months ended September 30, 2009, which on a net tax basis impacted the effective rate by $5.7 million. The total benefit reflected in the third quarter of 2009 income tax provision due to the reversal of tax and interest was $32.3 million. There were no reversals of uncertain tax positions in the nine months ended September 30, 2010 which impacted the tax provision.
Loss in Equity Interests, Net
Loss in equity interests, net, for the nine months ended September 30, 2010 and 2009 was $2.5 million and $3.5 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in the first nine months of 2010 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2010.
Net (Loss) Income
Our consolidated net loss was $32.9 million in the first nine months of 2010, compared to net income of $21.0 million in the first nine months of 2009, as a result of the factors discussed above.
Diluted (Loss) Income Per Share
Diluted loss per share in the first nine months of 2010 was $0.27 compared to diluted income per share of $0.17 in the first nine months of 2009. Diluted weighted average shares outstanding for the nine months ended September 30, 2010 and 2009 was 120.5 million shares and 120.9 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Financial Condition
The following tables detail our cash and cash equivalents and marketable securities:

	September 30,	December 31,	Change
(dollars in thousands)	2010	2009	$	%
Cash and cash equivalents	$166,713	$275,447	$(108,734)	(39.5)%
Marketable securities (current and non-current)	4,094	24,669	(20,575)	(83.4)%

Cash and cash equivalents and marketable securities	$170,807	$300,116	$(129,309)	(43.1)%

Percentage of total assets	8.9%	16.4%

Cash Flows
Consolidated cash flows for the nine months ended September 30, 2010 and 2009 are as follows:

	September 30,	September 30,	Change
(dollars in thousands)	2010	2009	$	%

Cash provided by operating activities	$61,524	$11,968	$49,556	414.1%

Cash used for investing activities	(242,865)	(47,313)	(195,552)	413.3%

Cash provided by (used for) financing activities	75,262	(11,230)	86,492	(770.2)%
Effect of exchange rates on cash	(2,655)	11,792	(14,447)	(122.5)%
As of September 30, 2010, we had cash, cash equivalents and total marketable securities of $170.8 million, compared to $300.1 million as of December 31, 2009. Our decrease in cash, cash equivalents and total marketable securities of $129.3 million in the first nine months of 2010 primarily resulted from the acquisition of the HotJobs Assets. The payment to Yahoo! of $225.0 million was funded by utilizing existing cash of $135.0 million and the remaining $90.0 million was funded from borrowings under the revolving credit facility.
Cash provided by operating activities was $61.5 million for the nine months ended September 30, 2010, an increase of $49.6 million from the $12.0 million of cash provided by operating activities for the nine months ended September 30, 2009. This increase in cash provided by operating activities resulted primarily from increased cash flows provided by working capital items in 2010 of $140.5 million, primarily resulting from changes in accounts receivable, deferred revenue and accounts payable, accrued liabilities and other. These increases were partially offset by $53.9 million of reduced cash flows provided by operating activities in 2010 due to a net loss in 2010 of $32.9 million compared to net income in 2009 of $21.0 million, as well as the reduced operating cash flows provided by deferred income taxes in 2010 of $31.8 million.
Cash used for investing activities was $242.9 million for the nine months ended September 30, 2010, an increase of $195.6 million from cash used for investing activities of $47.3 million for the nine months ended September 30, 2009. This increase is primarily a result of the acquisition of the HotJobs Assets in the third quarter of 2010 for $225.0 million, partially offset by decreased purchases of marketable securities of $7.5 million and increased sales and maturities of marketable securities of $19.7 million.
Cash provided by financing activities was $75.3 million for the nine months ended September 30, 2010, an increase of $86.5 million from cash used for financing activities of $11.2 million for the nine months ended September 30, 2009. This increase is primarily a result of the Company utilizing $90.0 million of the revolving credit facility to partially fund the acquisition of the HotJobs Assets.
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
As of September 30, 2010, the Company held $4.5 million (at par and cost value) of investments in an auction rate security. This security is a variable-rate debt instrument whose underlying agreement has a contractual maturity in 24 years that has been issued by a state-related higher-education agency and is collateralized by student loans guaranteed by the U.S. Department of Education. While the Company continues to earn interest on its auction rate securities at the maximum contractual rate (which was a blended rate of 0.47% at September 30, 2010) and there has been no payment default with respect to such securities, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities no longer approximates par value. Based on third party valuations and other market observable inputs, the auction rate securities with an original par value and cost of $4.5 million were recorded at a fair value of $4.1 million as of September 30, 2010.
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
Credit Facility
Borrowings under our credit facility were $135.0 million as of September 30, 2010 and $50.0 million as of December 31, 2009.
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5.0 million payable on each anniversary of the Amendment Closing Date and the remaining $35.0 million due at maturity.
The Amended Credit Agreement provides for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending, on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5). As of September 30, 2010, the Company was in full compliance with its covenants.
Additionally, on the Amendment Closing Date the Company entered into the U.S. Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.
At September 30, 2010, the utilized portion of this credit facility was $45.0 million in borrowings on the term loan facility, $90.0 million of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1.6 million for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of September 30, 2010 and the remaining borrowings on the term loan of $40.0 million is classified as long-term. As of September 30, 2010, $158.4 million was unused on the Company’s revolving credit facility, of which $87.7 million is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At September 30, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.26%, 3.25% and 0.15%, respectively. As of September 30, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.51%.
Acquisition of the HotJobs Assets from Yahoo! Inc.
On August 24, 2010, the Company completed the acquisition of HotJobs Assets for a purchase price of $225.0 million. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. The Company funded the purchase of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility. In the three and nine months ended September 30, 2010, the Company incurred $8.6 million and $18.2 million, respectively, of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant acquisition and integration-related costs in 2010 and the first quarter of 2011 relating to the acquisition of the HotJobs Assets.
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

Share Repurchase Plan
As of September 30, 2010, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 is defined as observable inputs, such as quoted prices in active markets; Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counter-party credit risk in its assessment of fair value. There have been no transfers of assets or liabilities between the fair value measurement classifications in the nine months ended September 30, 2010.
The Company has certain assets that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. These assets include cash equivalents and available-for-sale securities. The following table summarizes those assets measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,150	$—	$—	$1,150
Bank time deposits	—	46,622	—	46,622
Commercial paper	—	62,592	—	62,592
Government bonds — U.S.	—	—	—	—
Government bonds — foreign	—	5,057	—	5,057
Tax exempt auction rate securities	—	—	4,094	4,094

Total Assets	$1,150	$114,271	$4,094	$119,515

The Company has certain liabilities that are required to be recorded at fair value on a non-recurring basis, summarized as follows as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Lease exit liabilities	$—	$—	$17,952	$17,952

Total Liabilities	$—	$—	$17,952	$17,952

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds
Balance, December 31, 2009	$23,560
Redemptions	(20,600)
Realized and unrealized gain included in interest and other, net	1,134

Balance, September 30, 2010	$4,094

Lease Exit
Liability
Balance, December 31, 2009	$25,112
Expense	700
Cash Payments	(7,860)

Balance, September 30, 2010	$17,952

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facility and term loan, which approximates fair value due to market interest rates.
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
Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
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
We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of September 30, 2010, none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.
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
Equity Investments
Gains and losses in equity interest for the three months ended September 30, 2010, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
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
Foreign Exchange Risk
During the three and nine months ended September 30, 2010, revenue from our international operations accounted for 40.2% and 41.8%, respectively, of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds and Czech Korunas. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three months ended September 30, 2010 negatively impacted reported revenue and operating income by approximately $4.4 million and $1.0 million, respectively, compared to the corresponding 2009 period. The effect of the weakening U.S. dollar in the nine months ended September 30, 2010 favorably impacted reported revenue by approximately $2.0 million and negatively impacted reported operating income by approximately $0.7 million, compared to the corresponding 2009 period.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2010 of $150 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $7.5 million, $15.0 million and $29.9 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three and nine months ended September 30, 2010, our cumulative translation adjustment account increased $48.4 million and $4.8 million, respectively, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro, British Pound, Swedish Krona and Korean Won.
Interest Rate Risk
Credit Facility
As of September 30, 2010, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings available under our credit facility was fully drawn during the third quarter of 2010, we would have had $295.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our quarterly pre-tax earnings by approximately $0.7 million for the three months ended September 30, 2010. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on September 30, 2010, we would have had $137.6 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.3 million for the three months ended September 30, 2010. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits and government bonds that mature within nine months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.4 million for the three months ended September 30, 2010.
Other Market Risks
Investments in Auction Rate Securities
As of September 30, 2010, the Company held $4.5 million (at par and cost value) of an investment in an auction rate security. Given current conditions in the auction rate securities market as described in Note 7, Investments, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the auction rate security with the original par value and cost of $4.5 million was written down to an estimated fair value of $4.1 million. We may incur additional other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our auction rate bond investment. A hypothetical 1.00% (100-basis-point) loss from the par value of this investment would have resulted in a minimal impairment as of September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES
Monster maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Monster’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster’s disclosure controls and procedures were effective.
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit-entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151) is pending in the United States District Court for the Eastern District of Texas, and there are 34 other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorney’s fees and other costs. The Court has entered a schedule in the case which includes a final pre-trial conference set for March 2012. The Company intends to vigorously defend this matter.
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

MONSTER WORLDWIDE, INC. (Registrant)
Dated: October 29, 2010	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: October 29, 2010	By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: October 29, 2010	By:	/s/ JAMES M. LANGROCK
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