Form 10-K
period 2010-12-31
MONSTER WORLDWIDE INC
filed 2011-02-02
CIK 1020416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,485,702,994 as of June 30, 2010, the last business day of the registrant’s second fiscal quarter of 2010.

As of January 20, 2011, there were 130,203,041 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

i

Special Note About Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; risks relating to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ii

PART I

ITEM 1.	BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”), parent company of Monster®, the premier global online employment solution, strives to inspire people to improve their lives. With a presence in approximately 55 countries around the world, including key markets in North America, Europe, Asia and Latin America, Monster offers online recruiting solutions that we believe are redefining the way employers and job seekers connect. Through online media sites and services, Monster Worldwide delivers highly targeted audiences to advertisers. The Company is a member of the S&P 500 Index.

Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address is http://about-monster.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our website, free of charge, under the caption “Investor Relations — SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our Monster Power Resume Search® product to customers in North America, the United Kingdom and France, which is our innovative and proprietary semantic resume and job search database product based upon Trovix search technology. Our Power Resume Search product is the first of several new employer products we expect to launch from our 6Sense® technology platform.

Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. Through our recent new product introduction and the multiple alliances we share with other companies that serve the human resources community, we have increased the number of products we now provide customers beyond the core job postings and resume database offerings. In 2007, we introduced the Career Ad Network, or CAN, the industry’s largest recruitment-focused online advertising network that now reaches nearly 100 million internet users on a global basis. CAN distributes our customer’s job advertisements across a broad array of targeted websites and is an effective way of expanding our customer’s pool of active and passive seekers. We offer this innovative media product to customers in North America and most major markets in Europe. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “eCommerce” channel, where the customer can post jobs and access the resume database without sales force involvement. We have integrated our field and telesales forces in the United States and aligned our sales resources regionally so we can operate more efficiently and provide a high touch, consultative service to customers. We believe that we are well positioned to effectively extend our geographic sales coverage and increase the penetration of existing customers.

In order to support our new product launch and our expanded sales resources, we have invested in our customer service capabilities on a global basis. We have in-sourced, centralized and standardized our global call center operations to create a customer focused, proactive value added model.

We are committed to expanding our share of the North America online recruitment market. On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market.

Our growth strategy includes global geographic expansion. We believe there is a large opportunity to extend our penetration in existing markets in Europe, Asia and Latin America, in addition to extending our presence beyond the markets we currently serve. In October 2008, we completed the acquisition of China HR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”), a leading online recruiter, serving employers and job seekers in major provinces in the People’s Republic of China. We believe there exists a significant opportunity to expand our presence in the People’s Republic of China over time. In November 2008, the Company acquired a 50% equity interest in a company that provides online employment solutions in Australia. Additionally, the Company launched a site in Brazil in 2010 which we believe could result in significant growth in the future due to the size of the Brazilian market.

We continue to actively and aggressively support the Monster brand on a global scale through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to Monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates, resulting in greater efficiencies for our marketing expenditures. Additionally, we have entered into a traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

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

Our Services

We operate in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. For the year ended December 31, 2010, these operating segments represented approximately 46%, 40% and 14% of our consolidated revenue, respectively. During the second quarter of 2008, we discontinued the operations of Tickle Inc., an online property within the Internet Advertising & Fees segment, which no longer fit the Company’s long term growth plans. See Note 17 to our consolidated financial statements for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online employment solution, striving to inspire people to improve their lives. Monster has a presence in approximately 55 countries around the world. We earned 42%, 42% and 45% of our total revenue outside of the United States in the years ended December 31, 2010, 2009 and 2008, respectively. With a local presence in key markets in North America, Europe, Asia and Latin America, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

Our services and solutions include searchable job postings, resume database access, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes on each of our career websites. Employers and human resources companies pay to post jobs, search our resume database, and utilize career site hosting and other services such as recruitment media.

Monster has traditionally targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. However, we are also focusing our efforts on expanding our penetration into the small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies, including approximately 1,000 newspapers, which extends our presence with local and regional job seekers in various markets across the United States.

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

Sales and Marketing

The Company’s sales resources consist of field sales, telesales, and a self service eCommerce channel. The Company has also created a global account team to provide further support for our customers who have global recruiting needs. Our sales activities are geared towards large, medium and small companies as well as government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as enterprise, SMBs, government, healthcare and staffing. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is currently most heavily used by smaller employers. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network. New sales representatives who join the sales force during the year undergo a rigorous training program.

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

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, general classified advertising websites, professional networking and social networking websites, traditional media companies (primarily newspaper publishers), Internet portals, search engines and general-interest websites such as blogs. The barriers to entry into Internet businesses like ours are relatively low. As a result, new competitors continuously arise. Low-cost and free classified advertising websites are gaining increased acceptance with employers. Professional networking websites and social networking sites have also made significant strides in attracting employers who in the past had focused on traditional media and large job boards. Additionally, over the past several years many niche career websites have been launched targeted at specific industry verticals.

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

We rely on trade secret, copyright and patent laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained patents and applied for several other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not in the future be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property.

We have been named as defendants in two pending lawsuits alleging that we have infringed on patents of third parties. There can be no assurance that other third parties will not assert against us claims of patent, copyright or trademark infringement. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement or misappropriation, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and require us to enter into costly royalty or licensing arrangements. If a party claiming infringement is successful, we could be required to pay substantial licensing fees or compensatory or punitive damages, and we could be enjoined from using important technologies or methods. If we are enjoined, it may not be possible or commercially practical for us to develop or obtain and implement substitute technologies or methods that are not covered by the third party’s intellectual property. Any of these outcomes could significantly harm our business, financial condition and operating results.

Employees

As of January 20, 2011, we employed approximately 5,850 people worldwide, an increase of 150 employees over the prior year, primarily resulting from increased hiring in the Asia Pacific region as well as the acquisition of the HotJobs Assets, partially offset by decreased headcount in North America (excluding the impact of the acquisition of the HotJobs Assets) and Europe.

Executive Officers

As of January 27, 2011, our executive officers were as follows:

Name	Age	Position

Salvatore Iannuzzi	57	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy T. Yates	63	Executive Vice President, Director
James M. Langrock	45	Executive Vice President and Chief Financial Officer
Darko Dejanovic	40	Executive Vice President, Global Chief Information Officer and Head of Product
Lise Poulos	52	Executive Vice President and Chief Administrative Officer

Salvatore Iannuzzi has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since April 2007. Prior to joining the Company, Mr. Iannuzzi served as President of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2007. Prior to that, Mr. Iannuzzi served as President and Chief Executive Officer of Symbol Technologies, Inc. (“Symbol”), a publicly traded company engaged in the business of manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, from January 2006 to January 2007, when Symbol was sold to Motorola, Inc. He previously served as Symbol’s Interim President and Chief Executive Officer and Chief Financial Officer from August 2005 to January 2006 and as Senior Vice President, Chief Administrative and Control Officer from April 2005 to August 2005. He also served as a director of Symbol from December 2003 to January 2007, serving as the Non-Executive Chairman of the Board from December 2003 to April 2005. From August 2004 to April 2005, Mr. Iannuzzi was a partner in Saguenay Capital, a boutique investment firm. Prior thereto, from April 2000 to August 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including Senior Control Officer and Head of Corporate Compliance.

Timothy T. Yates has been our Executive Vice President and a Director since June 2007. From June 2007 until January 27, 2011, Mr. Yates also served as our Chief Financial Officer. Prior to joining the Company, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol from February 2006 to January 2007. From January 2007 to June 2007, he was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

James M. Langrock was appointed Executive Vice President and Chief Financial Officer, effective as of January 27, 2011. From May 2008 until his recent promotion, Mr. Langrock served as the Company’s Senior Vice President, Finance and Chief Accounting Officer. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2008. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.

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

Lise Poulos has been Executive Vice President and Chief Administrative Officer since January 2008. Previously, she had served as Executive Vice President since September 2007. Prior to joining the Company, Ms. Poulos served as Senior Vice President, Human Resources of Motorola, Inc.’s Enterprise Mobility business from January 2007 to July 2007. From 1997 to January 2007, Ms. Poulos held various roles at Symbol, including Senior Vice President, Human Resources and Corporate Communications from August 2006 to January 2007, Vice President, Human Resources from November 2005 to August 2006 and Director, Human Resources from 2002 to November 2005. Prior to joining Symbol, Ms. Poulos worked at a major energy company and in the financial services industry

ITEM 1A.	RISK FACTORS

The existing global economic and financial market environment has had, and may continue to have, a negative affect on our business and operations.

Because demand for our services is sensitive to changes in the level of economic activity, our business has suffered during economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services is reduced, which leads to lower sales. If the economy does not fully recover or worsens, demand for our services and our sales may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.

The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

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

Due to competition, we may experience reduced margins on our products and services, loss of market share or diminished use of our services by job seekers and our customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be significantly harmed.

We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising market. Existing or future competitors may develop or offer services and products that provide significant performance, price, creative or other advantages over our services. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. This could significantly harm our business, financial condition and operating results.

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

The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require continuous improvement in the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We may not be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our websites and services. This could harm our business, financial condition and operating results.

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

We rely heavily on our information systems and if our access to this technology is impaired, or we fail to further develop our technology, our business could be significantly harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our client and candidate databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our information systems to evolving industry standards and to improve the performance and reliability of our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively could significantly harm our business, results of operations or financial condition.

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

While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business. Moreover, failure or perceived failure to comply with applicable laws, regulations, requirements or our policies related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users and could expose us to fines and penalties and could require us to expend significant sums in connection with any failure or perceived failure, each of which could adversely affect our business, financial condition and results of operations. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business, financial condition and results of operations.

Intrusions on our systems could damage our business.

Despite our implementation of network security measures, our servers are vulnerable to cyber attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users, and can lead to “phishing” schemes whereby unauthorized persons pose as Monster representatives and seek to obtain personal information from our customers and job seekers. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer.

We have experienced these intrusions in the past. We may also experience these intrusions in the future and may be required to expend significant sums and resources to safeguard against them. Moreover, negative publicity arising from any intrusion is damaging to our reputation and may adversely impact traffic to our sites. Accordingly, any intrusion could significantly harm our business, financial condition and results of operations.

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

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions, especially those involving companies like ChinaHR, are inherently risky. Our acquisitions can be accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of our acquired companies into our operations, including the integration of the HotJobs Assets;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired companies’ accounting, management information, human resources and other administrative systems;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of our acquisitions, incur unanticipated liabilities and significantly harm our business, financial condition and results of operations generally.

We have had and may face future difficulties managing growth.

Our business has grown rapidly, both internally and through acquisitions. This expansion has resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business continues to grow rapidly, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend, to a significant extent, on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be significantly harmed.

We face risks relating to our foreign operations.

We have a presence in approximately 55 countries around the world. We earned 42%, 42% and 45% of our total revenue outside of the United States in the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have been experiencing heightened volatility in recent quarters and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

We currently have a presence in approximately 55 countries around the world. Our future growth will depend significantly on our ability to expand Monster-branded product offerings in additional international markets. As we expand into new international markets, we will have only limited experience (if any) in marketing and operating our products and services in such markets. In other instances, including our CareerOne joint venture with News Limited in Australia, we have had to rely, and may have to continue to rely, on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online career and commerce medium and as a result, our operations in international markets may not develop at a rate that supports our level of investment.

Our business depends largely on our ability to attract and retain talented employees, including senior management.

We are substantially dependent on the continued services of our senior management, including those executive officers set forth in the table on page 6 of this report. The loss of any of these individuals could harm our business, financial condition and results of operations. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2010, our goodwill and amortizable intangible assets were $1,189.1 million, which represented 60% of total consolidated assets.

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

Effects of anti-takeover provisions could inhibit the acquisition of Monster Worldwide by others.

Some of the provisions of our certificate of incorporation, bylaws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control; and/or

•	limit the price that investors might be willing to pay in the future for shares of our Common Stock.

In particular, our Board of Directors may authorize the issuance of up to 800,000 shares of Preferred Stock with rights and privileges that might be senior to our Common Stock, without the consent of the holders of the Common Stock. In addition, our certificate of incorporation and bylaws provide, among other things, for advance notice of stockholder proposals and director nominations.

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

The market price of our Common Stock can be influenced by stockholders’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance and, therefore, result in a drop in the market price of our Common Stock. In addition, if the securities analysts who regularly follow our Common Stock lower their ratings of our Common Stock, the market price of our Common Stock is likely to drop significantly.

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

We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress, various state legislative bodies as well as various European Union institutions, bodies and agencies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could significantly harm our business, financial condition and results of operations through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

Our principal executive offices are located in New York, New York, where we occupy approximately 52,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 247,000 square feet of leased space. We also lease additional facilities in the United States in: Bedford, Massachusetts; Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; Dallas, Texas; Denver, Colorado; Florence, South Carolina; Indianapolis, Indiana; Laguna Hills, California; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; Raleigh, North Carolina; San Francisco, California; Tempe, Arizona; Washington, D.C; and Cambridge, Massachusetts. Our domestic properties are used generally by our Careers — North America and Internet Advertising & Fees segments.

We also maintain leased facilities internationally in: Austria; Belgium; Brazil; Canada; Czech Republic; France; Germany; Hong Kong; Hungary; India; Ireland; Italy; Luxembourg; Malaysia; Mexico; the Netherlands; Norway; the People’s Republic of China; Poland; the Republic of Korea; Russia; Singapore;

South Africa; Spain; Sweden; Switzerland; Turkey; United Arab Emirates and the United Kingdom. Our international properties are used generally by our Careers — International segment.

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

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), is pending in the United States District Court for the Eastern District of Texas, and there are 34 other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorneys’ fees and other costs and injunctive relief. The Court has entered a schedule in the case which includes a final pre-trial conference set for March 2012. The Company intends to vigorously defend this matter.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. The lawsuit, entitled EIT Holdings LLP v. Yelp!, Inc., et al. (Civil Action No. cv-10-5623), is pending in the United States District Court for the Northern District of California. The plaintiff seeks monetary damages, pre- and post-judgment interest, and attorneys’ fees. The Company intends to vigorously defend this matter.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”

As of January 20, 2011, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $21.53. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

2010	High	Low

First Quarter	$19.10	$12.82
Second Quarter	$18.48	$11.59
Third Quarter	$14.19	$10.01
Fourth Quarter	$25.01	$12.61

2009	High	Low

First Quarter	$12.73	$5.95
Second Quarter	$15.00	$7.91
Third Quarter	$19.28	$9.47
Fourth Quarter	$18.75	$13.63

Holders

As of January 20, 2011, there were 3,042 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.

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

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2005 to December 31, 2010, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2005 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five Year Cumulative Total Return
Among Monster Worldwide, Inc., The S&P 500 Index
and The RDG Internet Composite Index

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENTS OF OPERATIONS DATA:

	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006

Revenue	$914,133	$905,142	$1,343,627	$1,323,804	$1,080,187

Salaries and Related, Office & General and Marketing & Promotion	945,540	895,281	1,110,375	1,082,274	846,109
(Reversal of) provision for legal settlements, net	—	(6,850)	40,100	—	—
Restructuring and other special charges	—	16,105	16,407	16,597	—
Amortization of Intangibles	10,614	9,417	6,790	5,701	7,670

Total operating expenses	956,154	913,953	1,173,672	1,104,572	853,779

Operating (loss) income	$(42,021)	$(8,811)	$169,955	$219,232	$226,408
(Loss) income from continuing operations	$(32,359)	$18,927	$114,489	$150,095	$151,836
Net (loss) income	$(32,359)	$18,927	$124,793	$146,399	$37,137

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.27)	$0.16	$0.95	$1.17	$1.19
Income (loss) from discontinued operations, net of tax	—	—	0.09	(0.03)	(0.90)

Basic (loss) earnings per share*	$(0.27)	$0.16	$1.04	$1.14	$0.29

Diluted (loss) earnings per share:*
(Loss) income from continuing operations	$(0.27)	$0.16	$0.94	$1.15	$1.16
Income (loss) from discontinued operations, net of tax	—	—	0.09	(0.03)	(0.87)

Diluted (loss) earnings per share*	$(0.27)	$0.16	$1.03	$1.12	$0.28

*	Earnings per share may not add in certain periods due to rounding.

BALANCE SHEET DATA(a):

(Dollars in thousands)	2010	2009	2008	2007	2006

Total Current Assets	$585,371	$645,493	$682,821	$1,184,965	$1,123,808
Total Current Liabilities	686,824	507,156	723,708	828,660	826,244
Total Assets	1,978,002	1,827,190	1,916,590	2,077,810	1,969,803
Long-Term Liabilities	162,528	186,870	145,609	132,649	33,874
Total Stockholders’ Equity	$1,128,650	$1,133,164	$1,047,273	$1,116,501	$1,109,685

(a)	Years 2006 through 2007 include assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors”, of this report.

OVERVIEW

Business

Monster is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 55 countries around the world. We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and cost effectively deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice.

Our services and solutions include searchable job postings, resume database access, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes for free on each of our career websites. Employers pay to post jobs, search our resume database and access other career-related services.

Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. We recently launched our Monster Power Resume Search® product to customers in North America, the United Kingdom and France, which is our innovative and proprietary semantic resume and job search database product based upon Trovix search technology. Our Power Resume Search product is the first of several new employer products we expect to launch from our 6Sense® technology platform. In 2007, we introduced the Career Ad Network, or CAN, the industry’s largest recruitment-focused online advertising network that now reaches nearly 100 million internet users on a global basis. CAN distributes our customer’s job advertisements across a broad array of targeted websites and is an effective way of expanding our customer’s pool of active and passive seekers. We offer this innovative media product to customers in North America and most major markets in Europe.

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

Business Combinations

During the period January 1, 2008 through December 31, 2010, we completed the following business combinations. Although none of the following acquisitions was considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment

JobBusan	December 31, 2010	Careers — International
HotJobs Assets (as defined below)	August 24, 2010	Careers — North America
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees

Acquisition of the HotJobs Assets from Yahoo! Inc.

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 by and between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

The Company funded the purchase of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility. In the year ended December 31, 2010, the Company incurred $24.3 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general expenses and salaries and related expenses in the consolidated statement of operations. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant integration-related costs in the first quarter of 2011 relating to the acquisition of the HotJobs Assets.

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

The operations of our disposed businesses have been segregated from continuing operations and reflected as discontinued operations in the 2008 consolidated statement of operations as follows:

(Dollars in thousands)	2008

Revenue	$6,470

Loss before income taxes	(6,331)
Income tax benefit	(2,501)

Loss from discontinued operations, net of tax	(3,830)

Pre-tax loss on Sale or disposal of discontinued operations	(13,201)
Income tax benefit	(27,335)

Gain on sale or disposal of business, net of tax	14,134

Income from discontinued operations, net of tax	$10,304

The provision for income taxes reported in discontinued operations differs from the tax benefit computed at our federal statutory income tax rate primarily as a result of the loss in investment for the year ended December 31, 2008.

Stock Option Investigation

In the second quarter of 2008, the Company recorded a $40.1 million provision for legal settlements, net, relating to estimated settlements, costs and expenses arising out of the legal actions regarding the Company’s historical stock option granting practices, which included approximately $25.1 million for the settlement of the securities class action regarding the Company’s historical stock option granting practices. In July 2008, the Company agreed to settle the securities class action, subject to court approval. Court approval was received in October 2008. Under the terms of the settlement, the defendants paid $47.5 million to the class, of which the Company’s cost was approximately $25.1 million, net of its insurance recovery and contribution from another defendant. Also recorded in the provision for legal settlements, net, in the second quarter of 2008 was approximately $15.0 million for estimated expenses relating to the other outstanding litigation in connection with the Company’s historical stock option granting practices.

In May 2009, the Company agreed, without admitting or denying wrongdoing, to pay a $2.5 million penalty to the SEC to settle claims arising out of the SEC’s inquiry into the Company’s historical stock option granting practices.

In September 2009, the Company entered into a Memorandum of Understanding with the plaintiffs in the last action pending against the Company in connection with its historical stock option granting practices (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)), and in November 2009, the Company entered into a Class Action Settlement Agreement (the “Settlement Agreement”) with the plaintiffs in the ERISA Class Action. On February 9, 2010, the Court granted final approval of the Settlement Agreement, pursuant to which the ERISA Class Action was settled and dismissed with prejudice for a payment of $4.3 million (a substantial majority of which was paid by insurance and a contribution from another defendant).

With the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices have been settled. As a result, in the year ended December 31, 2009, the Company reversed a previously recorded accrual of $6.9 million relating to these matters.

Additionally, in 2009 and 2008, the Company recorded a net benefit of $3.2 million (primarily relating to payments from former associates) and a net charge of $4.4 million (net of reimbursements of $12.4 million primarily from former associates), respectively, of professional fees as a direct result of the investigation into the Company’s historical stock option granting practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation the United States Attorney for the Southern District of New York and the preparation and review of the Company’s restated consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%

Salaries and related	53.7%	51.2%	40.4%
Office and general	26.6%	25.6%	21.0%
Marketing and promotion	24.3%	23.2%	21.7%
(Reversal of) provision for legal settlements, net	0.0%	(0.8)%	3.0%
Restructuring and other special charges	0.0%	1.8%	1.2%

Total operating expenses	104.6%	101.0%	87.4%

Operating (loss) income	(4.6)%	(1.0)%	12.6%
Interest and other, net	(0.2)%	(0.6)%	1.3%

(Loss) income from continuing operations before income taxes and loss in equity interests	(4.8)%	(1.6)%	13.9%
(Benefit from) provision for income taxes	(1.6)%	(4.2)%	4.8%
Loss in equity interests, net	(0.3)%	(0.5)%	(0.6)%

(Loss) income from continuing operations	(3.5)%	2.1%	8.5%
Income from discontinued operations, net of tax	0.0%	0.0%	0.8%

Net (loss) income	(3.5)%	2.1%	9.3%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating loss for the years ended December 31, 2010 and 2009 are as follows:

					Increase	% Increase
(Dollars in thousands)	2010	% of Revenue	2009	% of Revenue	(Decrease)	(Decrease)

Revenue	$914,133	100.0%	$905,142	100.0%	$8,991	1.0%

Salaries and related	490,791	53.7%	463,749	51.2%	27,042	5.8%
Office and general	242,797	26.6%	231,288	25.6%	11,509	5.0%
Marketing and promotion	222,566	24.3%	209,661	23.2%	12,905	6.2%
Reversal of legal settlements, net	—	0.0%	(6,850)	(0.8)%	6,850	(100.0)%
Restructuring and other special charges	—	0.0%	16,105	1.8%	(16,105)	(100.0)%

Total operating expenses	956,154	104.6%	913,953	101.0%	42,201	4.6%

Operating loss	$(42,021)	(4.6)%	$(8,811)	(1.0)%	$(33,210)	376.9%

Our consolidated revenue increased $9.0 million, or 1.0%, in 2010 compared to 2009, which includes $1.2 million of unfavorable foreign exchange impact and $19.0 million of revenue attributable to the operations of the HotJobs Assets, the acquisition which closed on August 24, 2010. Our Careers — North America segment experienced a 3.7% increase in revenue and our Careers — International segment experienced a 1.3% decrease in revenue. The deferred revenue balance at the beginning of 2009 was $414.3 million, or $108.4 million higher than the deferred revenue balance at the beginning of 2010 of $305.9 million. As such, revenue recognized in the 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to 2009. We are continuing to see improvements in our global business activity, with 2010 generating increased bookings (which represent the value of contractual orders received during the relevant period) of 23% on a global basis compared to 2009. This increase in bookings occurred in most sectors of the North American market (particularly within our large enterprise, staffing, e-commerce and government customer sectors), most countries within Europe (driven by strong bookings growth in Germany, France and Sweden), as well as in our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product to customers within North America, which is the first of several new employer products we expect to launch from our 6Sense technology platform. We believe the continued rollout of the Power Resume Search product in 2010, which included the launch in the United Kingdom in the first quarter of 2010 and France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages. Our Internet Advertising & Fees revenue remained relatively flat in 2010 compared to 2009.

Salary and related expenses increased $27.0 million, or 5.8%, in 2010 compared to 2009, which includes $0.3 million of unfavorable foreign exchange impact, $1.4 million of integration-related expenses associated with the acquisition of the HotJobs Assets and $6.8 million of costs attributable to the operations of the HotJobs Assets. This increase in salaries and related expenses resulted primarily from increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, and increased stock-based compensation resulting from our broader equity and incentive programs.

These increases were partially offset by decreased regular salary costs in 2010, primarily associated with North America where our targeted headcount reductions generated decreased regular salary costs that more than offset the incremental regular salary costs associated with the acquisition of the HotJobs Assets, which occurred on August 24, 2010.

Office and general expenses increased $11.5 million, or 5.0%, in 2010 compared to 2009, which included $0.4 million of unfavorable foreign exchange impact, $22.9 million of acquisition and integration-related expenses associated with the acquisition of the HotJobs Assets and $3.5 million of costs attributable to the operations of the HotJobs Assets. This increase in office and general expenses resulted primarily from increased legal, professional and other fees relating to acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, partially offset by decreased bad debt expense and decreased occupancy costs in 2010.

The Company does not allocate acquisition and integration-related expenses to their reportable segments. Accordingly, the $24.3 million of acquisition and integration-related expenses incurred in 2010 associated with the acquisition of the HotJobs Assets is recorded as a corporate expense.

Marketing and promotion expenses increased $12.9 million, or 6.2%, in 2010 compared to 2009, which includes $0.2 million of unfavorable foreign exchange impact and $11.4 million of costs attributable to the operations of the HotJobs Assets. The increase in marketing and promotion expenses resulted primarily from increased investment in the second half of 2010 in our Careers — International segment, increased online media costs in our Internet Advertising & Fees segment, primarily related to our lead generation business, and increased costs within our Careers — North America segment primarily related to the traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

In the third quarter of 2009, the Company reversed a previously recorded accrual of $6.9 million relating to settlement of all actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices.

The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in 2010.

Our consolidated operating loss was $42.0 million in 2010 compared to an operating loss of $8.8 million in 2009, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2010 and 2009 are as follows:

					Increase	% Increase
(Dollars in thousands)	2010	% of Revenue	2009	% of Revenue	(Decrease)	(Decrease)

Revenue	$422,193	100.0%	$407,118	100.0%	$15,075	3.7%

Salaries and related	196,076	46.4%	192,145	47.2%	3,931	2.0%
Office and general	84,442	20.0%	93,408	22.9%	(8,966)	(9.6)%
Marketing and promotion	93,892	22.2%	98,137	24.1%	(4,245)	(4.3)%
Restructuring and other special charges	—	0.0%	3,758	0.9%	(3,758)	(100.0)%

Total operating expenses	374,410	88.7%	387,448	95.2%	(13,038)	(3.4)%

Operating income	$47,783	11.3%	$19,670	4.8%	$28,113	142.9%

Revenue in our Careers — North America segment increased $15.1 million, or 3.7%, in 2010 compared to 2009, which includes $1.9 million of favorable foreign exchange impact and $19.0 million of revenue attributable to the operations of the HotJobs Assets. Revenue recognized in 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to 2009, which was more than offset by improvements in most business sectors within North America. We are seeing strong bookings growth in our large enterprise, staffing, e-commerce and government customer sectors. We believe the increased bookings in these areas are a result of the improvement in the economy in North America as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. For example, in the fourth quarter of 2009, we launched our Power Resume Search product to customers within North America and believe this new technology will continue to attract new customers to Monster and drive future revenue in the form of customers paying a premium price for the efficiency of filling positions.

Salary and related expenses increased $3.9 million, or 2.0%, in 2010 compared to 2009, which includes $1.1 million of unfavorable foreign exchange impact and $6.8 million of expenses attributable to the operations of the HotJobs Assets. The increase in salaries and related expense resulted primarily from $8.3 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, $7.2 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009 and $2.3 million of increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased regular salary costs of $12.7 million, primarily associated with our targeted headcount reductions which generated decreased regular salary costs that more than offset the incremental regular salary costs associated with the acquisition of the HotJobs Assets, which occurred on August 24, 2010.

Office and general expenses decreased by $9.0 million, or 9.6%, in 2010 compared to 2009, which includes $3.5 million of expenses attributable to the operations of the HotJobs Assets. This decrease in office and general expenses resulted primarily from $4.6 million of decreased bad debt expense in 2010, primarily associated with increased bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, as well as $4.9 million of decreased depreciation expense in 2010 resulting from certain assets that were abandoned and fully expensed in 2009. These decreases were partially offset by a $2.8 million increase in intangible amortization associated with the acquisition of the HotJobs Assets and increased travel related expenses of $1.4 million.

Marketing and promotion expenses decreased $4.2 million, or 4.3%, in 2010 compared to 2009, which includes $0.3 million of unfavorable foreign exchange impact and $11.4 million of expenses attributable to the operations of the HotJobs Assets. The reduction in marketing and promotion expenses resulted primarily from a more focused spending program in 2010, which included significant reductions in all categories of marketing and promotion, including the reduced number of “Keep America Working” tour events, the decision not to renew certain sponsorship agreements and the significant reduction in offline marketing costs incurred in the first quarter of 2009 to support the redesigned seeker website and employer product. This was partially offset by increased costs in the second half of 2010 resulting from the traffic agreement the Company entered into with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in 2010.

Our Careers — North America operating income was $47.8 million in 2010 compared to $19.7 million in 2009, as a result of the factors discussed above.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2010 and 2009 are as follows:

					Increase	% Increase
(Dollars in thousands)	2010	% of Revenue	2009	% of Revenue	(Decrease)	(Decrease)

Revenue	$360,798	100.0%	$365,478	100.0%	$(4,680)	(1.3)%

Salaries and related	211,002	58.5%	194,633	53.3%	16,369	8.4%
Office and general	95,904	26.6%	100,257	27.4%	(4,353)	(4.3)%
Marketing and promotion	77,464	21.5%	66,503	18.2%	10,961	16.5%
Restructuring and other special charges	—	0.0%	10,368	2.8%	(10,368)	(100.0)%

Total operating expenses	384,370	106.5%	371,761	101.7%	12,609	3.4%

Operating loss	$(23,572)	(6.5)%	$(6,283)	(1.7)%	$(17,289)	275.2%

Revenue in our Careers — International segment decreased $4.7 million, or 1.3%, in 2010 compared to 2009, which includes $3.1 million of unfavorable foreign exchange impact, with revenue recognized in 2010 negatively impacted by the lower beginning deferred revenue balance when compared to 2009. We are continuing to see improvements in our businesses within Europe (driven by strong bookings growth in Germany, France and Sweden), as well as in our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. We believe that the roll-out of Power Resume Search to certain European countries in 2010, which included the launch in the United Kingdom in the first quarter of 2010 and in France in October 2010, will drive new customer sales in resume search and some of our combined Career product packages.

Salary and related expenses increased $16.4 million, or 8.4%, in 2010 compared to 2009, which includes $0.9 million of favorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $7.9 million of increased regular salary costs in 2010, primarily relating to 2009 including a benefit associated with a change in actuarial assumptions related to a statutory pension plan, $3.7 million of increased variable compensation costs for the Company’s sales force relating to increased bookings activity in 2010, $2.6 million of increased stock-based compensation resulting from our broader equity and incentive programs and $2.0 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009. These increases were partially offset by decreased costs for temporary labor of $1.6 million.

Office and general expenses decreased $4.4 million, or 4.3%, in 2010 compared to 2009, which includes $0.4 million of unfavorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $2.9 million of decreased bad debt expense, primarily associated with certain bad debt charges recorded in 2009 relating to customers negatively impacted by the global recession, decreased amortization expense of $1.6 million, resulting from the amortization period of certain intangible assets associated with previous acquisitions in Europe ending in early 2010, and decreased occupancy costs of $0.7 million. These decreases were partially offset by increased support agreements of $1.8 million, primarily relating to additional software licenses in the Asia Pacific region, and increased legal costs of $0.8 million.

Marketing and promotion expenses increased $11.0 million, or 16.5%, in 2010 compared to 2009, which includes $0.1 million of favorable foreign exchange impact. This increase in marketing and promotion expenses in 2010 resulted primarily from our continued expansion of our investments in the Asia Pacific region, particularly in China, as well as increased online marketing activities in Europe.

The 2007 restructuring program was completed in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in 2010.

Our Careers — International operating loss was $23.6 million in 2010 compared to an operating loss of $6.3 million in 2009, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2010 and 2009 are as follows:

					Increase	% Increase
(Dollars in thousands)	2010	% of Revenue	2009	% of Revenue	(Decrease)	(Decrease)

Revenue	$131,142	100.0%	$132,546	100.0%	$(1,404)	(1.1)%

Salaries and related	50,420	38.4%	46,093	34.8%	4,327	9.4%
Office and general	26,015	19.8%	23,632	17.8%	2,383	10.1%
Marketing and promotion	50,483	38.5%	44,091	33.3%	6,392	14.5%
Restructuring and other special charges	—	0.0%	616	0.5%	(616)	(100.0)%

Total operating expenses	126,918	96.8%	114,432	86.3%	12,486	10.9%

Operating income	$4,224	3.2%	$18,114	13.7%	$(13,890)	(76.7)%

Revenue in our Internet Advertising & Fees segment decreased $1.4 million, or 1.1% in 2010 compared to 2009. In 2010, we experienced a decrease in offline display advertising revenues which was partially offset by an increase in online display advertising. We continue to concentrate our resources on revenues from lead generation and online display advertising, innovation of new products and increased audience reach.

Operating expenses increased $12.5 million, or 10.9%, in 2010 compared to 2009. This increase in operating expenses primarily resulted from $6.4 million of increased marketing and promotion costs, primarily associated with lead generation business, $2.2 million of increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, $1.5 million of additional depreciation expense and $1.1 million of additional stock-based compensation.

The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, no restructuring charges were recorded in 2010.

Our Internet Advertising & Fees operating income was $4.2 million in 2010 compared to operating income of $18.1 million in 2009, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net for the fiscal years ended December 31, 2010 and 2009 resulted in a net expense of $1.9 million and $5.8 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities.

The decrease in interest and other, net, of $3.9 million resulted primarily from a reversal of auction rate security losses related to funds received in 2010 from RBC Capital Markets Corporation (“RBC”) related to contingent settlements, gains from security redemptions as well as a gain on a sale of an investment in the fourth quarter of 2010. These reductions in interest and other, net, were partially offset by decreased interest income, associated with a decline in invested balances and a decline in investment interest rates experienced during 2010, higher credit facility borrowing costs, higher unused fees, higher amortization costs associated with capitalized deferred financing fees and foreign currency losses in 2010 resulting mainly from losses on intercompany settlements and hedging activity.

Income Taxes

Income taxes for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009	$ Change	% Change

Loss before income taxes and loss in equity interests	$(43,894)	$(14,639)	$(29,255)	(199.8)%
Income tax benefit	(14,405)	(37,883)	23,478	62.0%
Effective tax rate	32.8%	258.8%	N/A	N/A

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates.

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and the accrual of interest on tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The Company is currently under examination in several domestic and international tax jurisdictions. Presently, no material adjustments have been proposed.

During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25.1 million for the tax benefits of accrued interest expense on these loans by reducing recorded deferred tax assets. Approximately $13.9 million of these benefits were sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits but established a valuation allowance for the benefits sustained due to uncertainty in their ultimate realization. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate.

The Company also recognized $1.4 million of previously unrecognized tax benefits due to settlement of a U.S. state tax examination, which on a net of tax basis impacted the effective tax rate by $0.9 million. The Company also reserved accrued interest and penalties related to unrecognized tax benefits of $0.6 million, which on a net of tax basis impacts the effective rate by $0.3 million. The total benefit reflected in the effective tax rate due to recognition of previously unrecognized benefits and reversals of interest and penalties thereon was $1.2 million.

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

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately 36 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, China and the United States as well as other countries in Europe and the Asia Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2005 in Germany, 2007 in the United Kingdom, 2007 in China and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $6.0 million in the next twelve months due to expirations of statutes of limitations or settlement of audits. The tax matters relate to allocation of income among jurisdictions.

Loss in Equity Interests, Net

Loss in equity interests, net, for the years ended December 31, 2010 and 2009 was $2.9 million and $4.3 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in 2010 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2010.

Net (Loss) Income

Our consolidated net loss was $32.4 million in 2010 compared to net income of $18.9 million in 2009, as a result of the factors discussed above. The Company’s 2009 net income was positively impacted by the above noted tax benefit recorded in the third and fourth quarters of 2009 relating to the reversal of income tax reserves due to the expiration of the statute of limitations on uncertain tax positions.

Diluted (Loss) Earnings Per Share

Diluted loss per share in 2010 was $0.27 compared to diluted income per share of $0.16 in 2009. Diluted weighted average shares outstanding for the years ended December 31, 2010 and 2009 was 120.6 million shares and 121.2 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating (loss) income for the years ended December 31, 2009 and 2008 are as follows:

					Increase	% Increase
(Dollars in thousands)	2009	% of Revenue	2008	% of Revenue	(Decrease)	(Decrease)

Revenue	$905,142	100.0%	$1,343,627	100.0%	$(438,485)	(32.6)%

Salaries and related	463,749	51.2%	543,268	40.4%	(79,519)	(14.6)%
Office and general	231,288	25.6%	282,699	21.0%	(51,411)	(18.2)%
Marketing and promotion	209,661	23.2%	291,198	21.7%	(81,537)	(28.0)%
(Reversal of) provision for legal settlements, net	(6,850)	(0.8)%	40,100	3.0%	(46,950)	(117.1)%
Restructuring and other special charges	16,105	1.8%	16,407	1.2%	(302)	(1.8)%

Total operating expenses	913,953	101.0%	1,173,672	87.4%	(259,719)	(22.1)%

Operating (loss) income	$(8,811)	(1.0)%	$169,955	12.6%	$(178,766)	(105.2)%

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

Office and general expenses decreased $51.4 million, or 18.2%, in 2009 compared to 2008. This reduction in office and general expenses in 2009 resulted primarily from a reduction in consulting fees related to the investigation of our historical stock option granting practices, lower travel and entertainment expenses and reduced professional fees associated with previously outsourced customer service functions. Included in office and general expenses in 2009 is a net benefit of $3.2 million for professional fees and expenses related to the investigation of our historical stock option granting practices, compared to a net charge of $4.4 million in 2008. These reductions and benefits were partially offset by additional depreciation expense, primarily associated with increased capitalized costs related to our newly designed website and our continued commitment to funding investments in our product, new technology and other assets, as well as increased costs resulting from exiting certain facilities in the third and fourth quarters of 2009. The stronger U.S. dollar favorably impacted consolidated office and general expenses by approximately $9.1 million in 2009 compared to 2008.

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

In the second quarter of 2008, the Company recorded a provision for legal settlements (net of insurance reimbursements) of $40.1 million related to the settlement of the class action and related lawsuits relating to the Company’s historical stock option granting practices. With the conclusion of the settlement of the ERISA class action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option granting practices have been settled. In the third quarter of 2009, upon entering into a Class Action Settlement Agreement with the plaintiffs in the ERISA class action, the Company reversed a previously recorded accrual of approximately $6.9 million relating to litigation arising out of our historical stock option granting practices. As a consequence of the settlement of such litigation and settlement of the Company’s claims against a former member of senior management, we do not expect to continue to incur significant professional or legal fees in connection with matters relating to our historical stock option granting practices.

Restructuring and other special charges decreased $0.3 million in 2009 compared to 2008. The 2007 restructuring program was complete in the second quarter of 2009. Accordingly, all charges in 2009 relate to the six month period ended June 30, 2009.

Our consolidated operating loss was $8.8 million in 2009, compared to operating income of $170.0 million in 2008.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2009 and 2008 are as follows:

					Increase	% Increase
(Dollars in thousands)	2009	% of Revenue	2008	% of Revenue	(Decrease)	(Decrease)

Revenue	$407,118	100.0%	$638,118	100.0%	$(231,000)	(36.2)%

Salaries and related	192,145	47.2%	213,382	33.4%	(21,237)	(10.0)%
Office and general	93,408	22.9%	112,392	17.6%	(18,984)	(16.9)%
Marketing and promotion	98,137	24.1%	132,194	20.7%	(34,057)	(25.8)%
Restructuring and other special charges	3,758	0.9%	4,895	0.8%	(1,137)	(23.2)%

Total operating expenses	387,448	95.2%	462,863	72.5%	(75,415)	(16.3)%

Operating income	$19,670	4.8%	$175,255	27.5%	$(155,585)	(88.8)%

Revenue in our Careers — North America segment decreased $231.0 million, or 36.2%, in 2009 compared to 2008. The continued weakness in the U.S. economy reduced overall hiring demand, which led our customers to reduce their job posting and resume database usage.

Salary and related expenses decreased by $21.2 million, or 10.0%, in 2009 compared to 2008. This reduction in salaries and related expenses resulted primarily from $22.2 million of decreased variable compensation expense due to declining sales, $10.9 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009 and $4.3 million of decreased expenses related to a reduction of temporary employees. These reductions were partially offset by an increase in regular salary and related benefits of $11.1 million, primarily as a result of in-sourcing customer service functions and the targeted expansion of our sales force, increased stock-based compensation expense of $3.6 million resulting from our broader equity and incentive programs, as well as an additional $3.6 million of severance costs associated with our targeted headcount reduction, which primarily occurred in the third quarter of 2009.

Office and general expenses decreased $19.0 million, or 16.9%, in 2009 compared to 2008. This reduction in office and general expenses resulted primarily from $14.4 million in decreased consulting fees, which resulted from our continued effort to reduce operating expenses, $7.0 million in lower travel related expenses and $3.8 million of lower professional fees associated with previously outsourced customer service functions, which beginning in 2009 are being performed by our employees as part of our strategic decision to build a world-class customer service center in Florence, South Carolina. These decreases in expenses were partially offset by $6.1 million of additional depreciation expense primarily associated with increased capitalized costs related to the rebuilding of our website and funding investment in our product, new technology and other assets in order to sustain long-term profitability.

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

Our Careers — North America segment had operating income of $19.7 million in 2009, compared to operating income of $175.3 million in 2008.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2009 and 2008 are as follows:

					Increase	% Increase
(Dollars in thousands)	2009	% of Revenue	2008	% of Revenue	(Decrease)	(Decrease)

Revenue	$365,478	100.0%	$575,182	100.0%	$(209,704)	(36.5)%

Salaries and related	194,633	53.3%	248,158	43.1%	(53,525)	(21.6)%
Office and general	100,257	27.4%	117,350	20.4%	(17,093)	(14.6)%
Marketing and promotion	66,503	18.2%	115,634	20.1%	(49,131)	(42.5)%
Restructuring and other special charges	10,368	2.8%	9,313	1.6%	1,055	11.3%

Total operating expenses	371,761	101.7%	490,455	85.3%	(118,694)	(24.2)%

Operating (loss) income	$(6,283)	(1.7)%	$84,727	14.7%	$(91,010)	(107.4)%

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

Salary and related expenses decreased by $53.5 million, or 21.6%, in 2009 compared to 2008. This reduction in salaries and related expenses resulted primarily from $27.2 million of decreased regular salary and benefit costs due to decreased headcount in Europe, a benefit in 2009 resulting from a change in actuarial assumptions related to a statutory pension plan, $9.9 million in lower incentive compensation as a result of a modified incentive compensation structure in 2009, $8.5 million of lower variable compensation due to lower sales and $7.1 million of decreased expenses related to temporary employees, which results from our continued effort to reduce operating expenses. These reductions in expenses were partially offset by additional stock-based compensation expenses of $2.8 million resulting from our broader equity and incentive programs and increased expenses for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The stronger U.S. dollar favorably impacted salary and related expenses by approximately $18.2 million in 2009 compared to 2008.

Office and general expenses decreased $17.1 million, or 14.6%, in 2009 compared to 2008. This reduction resulted primarily from $9.5 million in lower travel related expenses and $8.9 million in lower consulting fees. These decreases in expenses were partially offset by $3.1 million of increased facility costs primarily relating to the exit of certain facilities in the third and fourth quarters of 2009, $1.6 million of increased depreciation expense primarily associated with the capitalized labor related to the rebuilding of our website and our investments in our product, new technology and other assets, and increased expenses for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The stronger U.S. dollar favorably impacted office and general expenses by approximately $7.6 million in 2009 compared to 2008.

Marketing and promotion expenses decreased $49.1 million, or 42.5%, in 2009 compared to 2008. This reduction in marketing and promotion expenses resulted primarily from a more focused and efficient spending program in 2009, which included significant reductions in offline media and concentration on effective and productive online media investments. These reductions were partially offset by increased costs associated with initiatives in Europe similar to the “Keep America Working” tour in the United States as well as marketing and promotion costs for ChinaHR, which the Company acquired 100% ownership of in the fourth quarter of 2008. The first quarter of 2009 included incremental marketing costs associated with supporting our newly rebuilt website and employer product launched in January 2009, and the first quarter of 2008 included incremental marketing costs associated with our global brand re-launch in January 2008. The stronger U.S. dollar favorably impacted marketing and promotion expenses by approximately $7.1 million in 2009 compared to 2008.

Restructuring and other special charges increased $1.1 million in 2009 compared to 2008, primarily relating to increased severance costs. The 2007 restructuring program was complete in the second quarter of 2009 and, accordingly, there were no restructuring charges recorded in the third and fourth quarters of 2009.

Our Careers — International operating loss was $6.3 million in 2009, compared to operating income of $84.7 million in 2008.

Internet Advertising & Fees

During the second quarter of 2008, we decided to wind-down the operations of Tickle, an online property within the Internet Advertising & Fees segment, and have classified the results of Tickle as a discontinued operation. The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2009 and 2008 are as follows:

					Increase	% Increase
(Dollars in thousands)	2009	% of Revenue	2008	% of Revenue	(Decrease)	(Decrease)

Revenue	$132,546	100.0%	$130,327	100.0%	$2,219	1.7%

Salaries and related	46,093	34.8%	49,448	37.9%	(3,355)	(6.8)%
Office and general	23,632	17.8%	26,579	20.4%	(2,947)	(11.1)%
Marketing and promotion	44,091	33.3%	41,234	31.6%	2,857	6.9%
Restructuring and other special charges	616	0.5%	1,400	1.1%	(784)	(56.0)%

Total operating expenses	114,432	86.3%	118,661	91.0%	(4,229)	(3.6)%

Operating income	$18,114	13.7%	$11,666	9.0%	$6,448	55.3%

Revenue at our Internet Advertising & Fees segment increased $2.2 million, or 1.7%, in 2009 compared to 2008. The increase in revenue was primarily attributed to growth in lead generation, principally associated with the education and military recruiting sales channels, as well as increases in display advertising relating to consumer and recruitment media. These increases were partially offset by decreases in revenue from certain one-time project-based revenue as well as discontinued product offerings.

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

Our Internet Advertising & Fees segment had operating income of $18.1 million in 2009, compared to operating income of $11.7 million in 2008.

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

Income Taxes

Income taxes for the years ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008	$ Change	% Change

(Loss) income from continuing operations before income taxes and loss in equity interests	$(14,639)	$187,238	$(201,877)	(107.8)%
Income tax (benefit) provision	(37,883)	64,910	(102,793)	(158.4)%
Effective tax rate	258.8%	34.7%	N/A	N/A

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

Loss in Equity Interests, Net

Loss in equity interests, net, for the years ended December 31, 2009 and 2008 was $4.3 million and $7.8 million, respectively. The reduction in the equity loss of $3.5 million in 2009 primarily related to our equity investment in ChinaHR. The Company began consolidating ChinaHR on October 8, 2008 when the Company completed the acquisition of their remaining ownership interest, resulting in 2008 being negatively impacted by the equity losses of ChinaHR. The Company’s additional equity investments consist of a 50% equity interest in a company located in Australia, which occurred in the fourth quarter of 2008, and a 25% investment in a company located in Finland.

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

Net Income

Our consolidated net income was $18.9 million in 2009 compared to net income of $124.8 million in 2008, as a result of the factors discussed above. The Company’s 2009 net income was positively impacted by a tax benefit recorded in the third and fourth quarters of 2009 relating to the reversal of income tax reserves due to the expiration of the statute of limitations on uncertain tax positions.

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

Financial Condition

The following table details our cash and cash equivalents and marketable securities as of December 31, 2010 and 2009:

	Years Ended December 31,
(Dollars in thousands)	2010	2009

Cash and cash equivalents	$163,169	$275,447
Marketable securities (current and non-current)	—	24,669

Cash and cash equivalents and marketable securities	$163,169	$300,116

Percentage of total assets	8.2%	16.4%

Cash Flows

Consolidated cash flows for the fiscal year ended December 31, 2010 and 2009 are as follows:

	Years Ended
	December 31,
(Dollars in thousands)	2010	2009

Net cash provided by operating activities	$93,072	$44,725
Net cash (used for) provided by investing activities	(261,260)	7,879
Net cash provided by (used for) financing activities	60,573	(11,418)
Effect of exchange rates on cash	(4,663)	12,001

As of December 31, 2010, we had cash and cash equivalents of $163.2 million, compared to cash, cash equivalents and marketable securities of $300.1 million as of December 31, 2009. The decrease of $136.9 million for the year ended December 31, 2010 primarily resulted from the acquisition of the HotJobs Assets in the amount of $225.0 million and capital expenditures of $57.1 million, partially offset by $93.1 million of cash provided by operating activities. The payment to Yahoo! of $225.0 million was funded by utilizing existing cash of $135.0 million and the remaining $90.0 million was funded from borrowings under the revolving credit facility.

Cash provided by operating activities was $93.1 million for the year ended December 31, 2010, an increase of $48.3 million from $44.7 million of cash provided by operating activities for the year ended December 31, 2009. This increase in cash provided by operating activities resulted primarily from increased cash flows provided by working capital items in 2010 of $135.8 million, primarily resulting from changes in deferred revenue, accounts payable and accrued liabilities partially offset by accounts receivable. These increases were partially offset by $87.5 million of reduced cash flows provided by operating activities in 2010 due to a net loss in 2010 of $32.4 million compared to net income in 2009 of $18.9 million, as well as reduced operating cash flows provided by deferred income taxes in 2010 of $29.1 million.

Cash used for investing activities was $261.3 million for the year ended December 31 2010 compared to cash provided by investing activities of $7.9 million for the year ended December 31, 2009. This change is primarily a result of the acquisition of the HotJobs Assets in the third quarter of 2010 for $225.0 million, partially offset by decreased cash flows generated from the sale and maturity of marketable securities in 2010 of $43.9 million.

Cash provided by financing activities was $60.6 million for the year ended December 31, 2010 compared to cash used for financing activities of $11.4 million for the year ended December 31, 2009. This change is primarily a result of the Company utilizing an additional $74.5 million of its credit facility in 2010 primarily relating to the acquisition of the HotJobs Assets.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2009 and 2010 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facility

Our borrowings under our credit facility increased in the fiscal year ended December 31, 2010 to $124.5 million from $50.0 million as of December 31, 2009.

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

The Amended Credit Agreement provided for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending, on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 3). As of December 31, 2010, the Company was in full compliance with its covenants.

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

In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of secured indebtedness from $20.0 million to $45.0 million.

At December 31, 2010, the utilized portion of this credit facility was $45.0 million in borrowings on the term loan facility, $79.5 million of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1.3 million for standby letters of credit. The portion of the borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of December 31, 2010 and the remaining borrowings on the term loan of $40.0 million is classified as long-term. As of December 31, 2010, $169.2 million was unused on the Company’s revolving credit facility, of which $164.3 million is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At December 31, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.26%, 3.25% and 0.13%, respectively. As of December 31, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 4.01%.

Acquisition of the HotJobs Assets from Yahoo! Inc.

On August 24, 2010, the Company completed the acquisition of the HotJobs Assets for a purchase price of $225.0 million. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. The Company funded the purchase of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility. In the year ended December 31, 2010, the Company incurred $24.3 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant integration related-costs in the first quarter of 2011 relating to the acquisition of the HotJobs Assets.

Income Taxes

In 2010, we incurred tax losses and did not pay significant taxes in the United States. We received tax refunds of $13.8 million due to the carryback of 2009 tax losses. We will carryover our 2010 loss forward to offset future tax liabilities. We expect to continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

We have recorded significant charges and accruals in connection with our 2007 restructuring initiatives, prior business reorganization plans and discontinued operations. These accruals include estimates pertaining to future lease obligations, employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates. In the second quarter of 2009, the Company had completed all of the initiatives relating to the 2007 restructuring program and no new charges will be incurred in the future relating to this program.

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

Share Repurchase Plan.

As of December 31, 2010, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.

Contractual Obligations

The commitments as of December 31, 2010 related to our continuing and discontinued operations are as follows:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations (Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 years

Operating Leases	$251,697	$41,419	$76,110	$61,560	$72,608
Purchase commitments - advertising contracts	84,011	32,954	45,846	5,201	10
Long-term debt	124,500	84,500	40,000
Software Financing	13,029	4,236	8,147	646	—
Interest Payments	11,928	6,860	4,609	460	—
Other	4,387	3,187	1,200	—	—

Total	$489,552	$173,156	$175,912	$67,867	$72,618

In addition to the cash commitments above, we also have $95.4 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities. See Note 14 to the consolidated financial statements for further discussion of information related to long-term income taxes payable.

Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Assets:
Bank time deposits	$—	$55,954	$—	55,954
Commercial paper	—	47,675	—	47,675
Government bonds — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$91,246	$—	$—	$91,246
Bank time deposits	—	37,474	—	37,474
Commercial paper	—	86,537	—	86,537
Government bonds foreign	—	11,795	—	11,795
Tax exempt auction rate securities (See Note 7)	—	—	23,560	23,560
UBS put option (See Note 7)	—	—	138	138
Foreign exchange contracts	—	77	—	77

Total Assets	$91,246	$135,883	$23,698	$250,827

Liabilities:
Lease exit liabilities	$—	$—	$25,112	$25,112

Total Liabilities	$—	$—	$25,112	$25,112

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds

Balance, December 31, 2009	$23,560
Redemptions	(24,718)
Realized gain included in interest and other, net	1,158

Balance, December 31, 2010	$—

UBS Put
Option

Balance, December 31, 2009	$138
Expense, included in interest and other, net	(138)

Balance, December 31, 2010	$—

Lease
Exit Liability

Balance, December 31, 2009	$25,112
Expense	—
Cash Payments	(11,199)

Balance, December 31, 2010	$13,913

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

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Our debt consists of borrowings under our credit facility, which approximates fair value due to the variable nature of the interest rates which approximates market.

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

We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of December 31, 2010, none of our reporting units with significant goodwill was at risk of failing step one of the goodwill impairment test.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. When we determine that we are not able to realize our recorded deferred tax assets, an increase in the valuation allowance is recorded, decreasing earnings in the period in which such determination is made.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

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

Foreign Exchange Risk

During 2010, revenue from our international operations accounted for 42% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas, Korean Won and Chinese Renminbi. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in 2010 negatively impacted reported revenue by approximately $1.2 million and negatively impacted reported operating income by approximately $2.0 million, compared to 2009.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2010 of $146 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $7.3 million, $14.6 million and $29.1 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2010, our cumulative translation adjustment account decreased $1.0 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro, British Pound, Swedish Krona and Korean Won.

Interest Rate Risk

Credit Facility

As of December 31, 2010, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facility was fully drawn during 2010, we would have had $295.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our annual pre-tax earnings by approximately

$3.0 million for the year ended December 31, 2010. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on December 31, 2010, we would have had $125.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $1.3 million for the year ended December 31, 2010. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in U.S Treasuries, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits and government bonds that mature within nine months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2010 would have changed our annual pretax earnings by approximately $1.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements and exhibits of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 2, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

New York, New York
February 2, 2011

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$163,169	$275,447
Marketable securities, current	—	9,259
Accounts receivable, net of allowance for doubtful accounts of $5,420 and $12,660	346,751	287,698
Prepaid and other	75,451	73,089

Total current assets	585,371	645,493

Marketable securities, non-current	—	15,410
Goodwill	1,122,951	925,758
Property and equipment, net	150,147	143,727
Intangibles, net	66,184	43,863
Investment in unconsolidated affiliates	1,359	546
Other assets	51,990	52,393

Total assets	$1,978,002	$1,827,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,569	$32,066
Accrued expenses and other current liabilities	176,400	143,403
Deferred revenue	376,448	305,898
Current portion of long-term debt and borrowings on revolving credit facility	84,500	5,010
Income taxes payable	12,907	20,779

Total current liabilities	686,824	507,156

Long-term income taxes payable	95,390	87,343
Deferred income taxes	17,186	51,499
Long-term debt, less current portion	40,000	45,000
Other long-term liabilities	9,952	3,028

Total liabilities	849,352	694,026

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 135,834 and 134,380 shares, respectively; outstanding: 121,113 and 119,659 shares, respectively	136	134
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,424,815	1,395,970
Accumulated deficit	(359,466)	(327,107)
Accumulated other comprehensive income	63,165	64,167

Total stockholders’ equity	1,128,650	1,133,164

Total liabilities and stockholders’ equity	$1,978,002	$1,827,190

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Revenue	$914,133	$905,142	$1,343,627

Salaries and related	490,791	463,749	543,268
Office and general	242,797	231,288	282,699
Marketing and promotion	222,566	209,661	291,198
(Reversal of) provision for legal settlements, net	—	(6,850)	40,100
Restructuring and other special charges	—	16,105	16,407

Total operating expenses	956,154	913,953	1,173,672

Operating (loss) income	(42,021)	(8,811)	169,955
Interest (expense) income, net	(4,545)	(1,431)	14,315
Other income (expense) , net	2,672	(4,397)	2,968

Interest and other, net	(1,873)	(5,828)	17,283

(Loss) income from continuing operations before income taxes and loss in equity interests	(43,894)	(14,639)	187,238
(Benefit from) provision for income taxes	(14,405)	(37,883)	64,910
Loss in equity interests, net	(2,870)	(4,317)	(7,839)

(Loss) income from continuing operations	(32,359)	18,927	114,489
Income from discontinued operations, net of tax	—	—	10,304

Net (loss) income	$(32,359)	$18,927	$124,793

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.27)	$0.16	$0.95
Income from discontinued operations, net of tax	—	—	0.09

Basic (loss) earnings per share	$(0.27)	$0.16	$1.04

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.27)	$0.16	$0.94
Income from discontinued operations, net of tax	—	—	0.09

Diluted (loss) earnings per share	$(0.27)	$0.16	$1.03

Weighted average shares outstanding:
Basic	120,608	119,359	120,557
Diluted	120,608	121,170	121,167

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common
		Shares of	Stock and		Accumulated
	Shares of	Class B	Additional		Other	Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity

Balance, January 1, 2008	128,280	4,762	1,468,941	(470,827)	118,387	1,116,501

Net income	—	—	—	124,793	—	124,793
Net unrealized loss on investments	—	—	—	—	(1,603)	(1,603)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(90,983)	(90,983)

Comprehensive income						$32,207

Conversion of Class B Common Stock to Common Stock	4,762	(4,762)	—	—	—	—
Repurchase of common stock	—	—	(126,809)	—	—	(126,809)
Tax withholdings related to net share settlements of restricted stock awards and units	(59)	—	(1,356)	—	—	(1,356)
Issuance of common stock for stock option exercises	90	—	1,461	—	—	1,461
Tax provision for stock-based compensation	—	—	(4,804)	—	—	(4,804)
Stock based compensation- restricted stock	254	—	29,202	—	—	29,202
Stock based compensation- stock options	—	—	651	—	—	651
Stock bonus award	8	—	220	—	—	220

Balance, December 31, 2008	133,335	—	1,367,506	(346,034)	25,801	1,047,273

Net income	—	—	—	18,927	—	18,927
Reversal of net unrealized loss on investments	—	—	—	—	1,603	1,603
Change in cumulative foreign currency translation adjustment	—	—	—	—	36,763	36,763

Comprehensive income						$57,293

Tax withholdings related to net share settlements of restricted stock awards and units	(483)	—	(4,571)	—	—	(4,571)
Issuance of common stock for stock option exercises	7	—	67	—	—	67
Tax provision for stock-based compensation	—	—	(9,094)	—	—	(9,094)
Stock based compensation- restricted stock	1,182	—	39,306	—	—	39,306
Stock based compensation- stock options	—	—	615	—	—	615
Stock bonus award	339	—	2,275	—	—	2,275

Balance, December 31, 2009	134,380	—	$1,396,104	$(327,107)	$64,167	$1,133,164

Net loss	—	—	—	(32,359)	—	(32,359)
Change in cumulative foreign currency translation	—	—	—	—	(1,002)	(1,002)

Comprehensive loss						$(33,361)

Tax withholdings related to net share settlements of restricted stock awards and units	(869)	—	(14,227)	—	—	(14,227)
Issuance of common stock for stock option exercises	29	—	300	—	—	300
Tax provision for stock-based compensation	—	—	(4,417)	—	—	(4,417)
Stock based compensation- restricted stock	2,294	—	46,646	—	—	46,646
Stock based compensation- stock options	—	—	545	—	—	545

Balance, December 31, 2010	135,834	—	$1,424,951	$(359,466)	$63,165	$1,128,650

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows provided by operating activities:
Net (loss) income	$(32,359)	$18,927	$124,793

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(10,304)
Depreciation and amortization	67,096	68,533	58,020
(Reversal of) provision for legal settlements, net	—	(6,850)	40,100
Provision for doubtful accounts	2,947	10,154	16,231
Non-cash compensation	47,191	39,921	29,853
Loss in equity interests, net	2,870	4,317	7,839
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	255	4,779	3,933
Deferred income taxes	(27,890)	1,189	7,430
(Gains) losses on auction rate securities	(2,415)	4,181	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(53,555)	80,462	112,520
Prepaid and other	(16,490)	(2,669)	23,168
Deferred revenue	62,488	(111,634)	(118,299)
Payments for legal settlements, net	—	—	(29,887)
Accounts payable, accrued liabilities and other	42,934	(66,585)	(32,714)
Net cash used for operating activities of discontinued operations	—	—	(6,849)

Total adjustments	125,431	25,798	101,041

Net cash provided by operating activities	93,072	44,725	225,834

Cash flows (used for) provided by investing activities:
Capital expenditures	(57,126)	(48,677)	(93,627)
Payments for acquisitions and intangible assets, net of cash acquired	(225,795)	(300)	(292,836)
Purchase of marketable securities	—	(8,585)	(183,932)
Sales and maturities of marketable securities and other	27,089	70,977	539,286
Cash funded to equity investees	(5,648)	(6,299)	(6,402)
Dividends received from unconsolidated investee	220	763	1,011

Net cash (used for) provided by investing activities	(261,260)	7,879	(36,500)

Cash flows provided by (used for) financing activities:
Proceeds from borrowings on revolving credit facility	90,000	199,203	251,971
Payments on borrowings on term loan and revolving credit facility	(15,500)	(256,196)	(197,893)
Repurchase of common stock	—	—	(126,809)
Tax withholdings related to net share settlements of restricted stock awards and units	(14,227)	(4,571)	(1,356)
Proceeds from the exercise of employee stock options	300	67	1,461
Excess tax benefits from equity compensation plans	—	79	1,003
Proceeds from borrowings on term loan	—	50,000	—
Payments on capitalized leases and other debt obligations	—	—	(171)

Net cash provided by (used for) financing activities	60,573	(11,418)	(71,794)

Effects of exchange rates on cash	(4,663)	12,001	(25,024)
Net (decrease) increase in cash and cash equivalents	(112,278)	53,187	92,516
Cash and cash equivalents, beginning of period	275,447	222,260	129,744

Cash and cash equivalents, end of year	$163,169	$275,447	$222,260

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except shares and per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Monster Worldwide, Inc. (together with its consolidated subsidiaries, (the “Company”) has continuing operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations and Dispositions

We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. For the period January 1, 2008 through December 31, 2010, the Company completed six business combinations (see Note 3 to the consolidated financial statements).

The Company accounts for business dispositions in accordance with ASC 360, Property, Plant and Equipment. ASC 360 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 10 to the financial statements for further discussion of the Company’s disposition transactions.

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt consists of borrowings under our revolving credit facility and term loan, which approximates fair value due to market interest rates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. The Company also invests in short-term commercial paper rated P1 or better by Moody’s or A1 or better by Standard & Poors. The Company performs continuing credit evaluations of its customers, maintains allowances for potential credit losses and does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition, past collection history and overall aging of the receivables. Historically, such losses have been within management’s expectations. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, which primarily consist of bank time deposits and commercial paper, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically payroll and other contractual obligations disbursed on or near the last day of a reporting period, are reported as current liabilities in the accompanying consolidated balance sheets.

As of December 31, 2010, the Company did not hold any investments in auction rate securities. The Company held $25,050 (at par and cost value) of investments in auction rate securities as of December 31, 2009 which were classified as available-for-sale investments and were reported at a fair value of $23,560. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Marketable securities as of December 31, 2009 primarily consisted of auction rate bonds whose decline in fair value were judged by the Company to be other-than-temporary. Accordingly, the Company recorded a charge of $1,490, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009 (see Note 7).

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2010 and 2009 are adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

	Beginning		Write-Offs	Ending
Year Ended December 31,	Balance	Charged to Expense	and Other	Balance

2010	$12,660	$2,947	$(10,187)	$5,420
2009	$14,064	$10,154	$(11,558)	$12,660
2008	$15,613	$16,231	$(17,780)	$14,064

Property and Equipment

Computer and communications equipment, furniture and fixtures and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are stated at cost and amortized using the straight-line method, over their estimated useful lives, or the lease term, whichever is shorter.

Internal Use Software and Website Development Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment and the estimated useful life is five years. Costs capitalized were $21,591, $26,194 and $39,732 for the years ended December 31, 2010, 2009 and 2008, respectively.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

The Company evaluates its long-lived assets for impairment in accordance with ASC 350-20, Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.

The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The Company has four reporting units: Careers — North America, Careers — International, Careers — China and Internet Advertising and Fees. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of December 31, 2010, none of our reporting units with material goodwill were at risk of failing step one of the goodwill impairment test.

Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.

Long-Lived Assets

Long-lived assets, other than goodwill are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts.

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2010, there were no impairment indicators present.

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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income are foreign currency translation adjustments, which relate to investments that are permanent in nature, and unrealized gains and unrealized losses related to the Company’s available-for-sale securities, net of applicable income

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable. As of December 31, 2010 and 2009, the notional value of these forward foreign exchange contracts was $62,902 and $21,864, respectively, and the corresponding accumulated unrealized gain was $666 and $77, respectively, which is included in other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2010. The Company does not trade derivative financial instruments for speculative purposes.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. When we determine that we are not be able to realize our recorded deferred tax assets, an increase in the valuation allowance is recorded, decreasing earnings in the period in which such determination is made.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Lease Obligations

We recognize a liability for costs to terminate an operating lease obligation before the end of its term if we no longer derive economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred and the fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.

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

	December 31,
(Thousands of shares)	2010	2009	2008

Basic weighted average shares outstanding	120,608	119,359	120,557
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans	—	1,811	610

Diluted weighted average shares outstanding	120,608	121,170	121,167

Weighted average anti-dilutive common stock equivalents(1)	6,631	7,871	8,881

(1)	For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the year ended December 31, 2010, those potential shares totaled 2,108, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 4,523 of out of the money anti-dilutive common stock equivalents.

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2009, the Company entered into a Memorandum of Understanding with the plaintiffs in the last action pending against the Company in connection with its historical stock option granting practices (captioned as Taylor v. McKelvey, et al., 06 CV 8322 (S.D.N.Y)(AKH) (the “ERISA Class Action”)), and in November 2009, the Company entered into a Class Action Settlement Agreement (the “Settlement Agreement”) with the plaintiffs in the ERISA Class Action. On February 9, 2010, the Court granted final approval to the Settlement Agreement, pursuant to which the ERISA Class Action was settled and dismissed with prejudice for a payment of $4,250 (a substantial majority of which was paid by insurance and a contribution from another defendant).

With the conclusion of the settlement of the ERISA Class Action, all of the actions seeking recoveries from the Company as an outgrowth of the Company’s historical stock option grant practices have been settled. As a result, in the year ended December 31, 2009, the Company reversed a previously recorded accrual of $6,850 relating to these matters.

Additionally, in 2009 and 2008, the Company recorded a net benefit of $3,247 (primarily relating to payments from former associates) and a net charge of $4,400 (net of reimbursements of $12,400 primarily from former associates), respectively, of professional fees as a direct result of the investigation into the Company’s historical stock option granting practices and related accounting. These costs and reimbursements were recorded as a component of “office and general” expenses and primarily relate to professional services for legal, accounting and tax guidance relating to litigation, the informal investigation by the SEC, the investigation by the United States Attorney for the Southern District of New York and the preparation and review of the Company’s restated consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements , which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

2.	STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Years Ended December 31,
	2010	2009	2008

Non-vested stock, included in salaries and related	$46,646	$39,306	$28,040
Non-vested stock, included in restructuring and other special charges	—	—	1,162
Stock options, included in salaries and related	545	615	651

Total	$47,191	$39,921	$29,853

Certain accrued bonuses were paid for in common stock and for the years ended December 31, 2009 and 2008, the fair value of the common stock was $2,275 and $220, respectively.

As of December 31, 2010, the Company has issued the following types of equity awards under its 1999 Long Term Incentive Plan and the 2008 Equity Incentive Plan (the Company no longer issues new equity awards under the 1999 Long-Term Incentive Plan).

Restricted Stock

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees, executives and directors. The Company grants RSUs that are subject to continued employment and vesting conditions, but do not have dividend or voting rights. The Company also grants RSAs that are subject to continued employment and vesting conditions and have voting rights, but do not have dividend rights. Directors of the Company receive automatic RSAs which are measured using the fair market value of the Company’s common stock on the date of the grant. The Company also grants market-based RSAs and RSUs that vest contingent on meeting certain stock price targets within five years of the grant date. The Company also grants performance-based RSAs and RSUs that vest contingent on meeting specific financial results within a specified time period.

The fair value of RSAs and RSUs is recognized as expense ratably over the requisite service period, net of estimated forfeitures.

Tax benefits recognized on the non-vested stock-based compensation expenses were $13,076, $12,386, and $8,375 for years ended December 31, 2010, 2009 and 2008, respectively.

2010 Restricted Stock.  During 2010, the Company granted RSAs of 1,732,000 shares and RSUs of 5,072,000 shares to approximately 3,900 employees, executive officers and directors of the Company. The

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 15, 2014, subject to the recipient’s continued employment or service through each applicable vesting date.

2009 Restricted Stock.  During 2009, the Company granted RSAs of 1,103,000 shares and RSUs of 2,993,000 shares to approximately 3,000 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates through December 15, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.

2008 Restricted Stock.  During 2008, the Company granted RSAs of 985,000 shares and RSUs of 2,927,000 shares to approximately 2,000 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates through December 16, 2012, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted market-based RSAs of 50,000 shares and market-based RSUs of 1,095,000 shares that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based shares vest in three tranches of 33.3% each of the award if, and when, certain stock price targets of $21.00, $28.00 and $35.00 are achieved and maintained for 15 days in a consecutive 30 day period and the tranches are being amortized over their requisite service period of twenty one, thirty and thirty seven month periods, respectively. In the fourth quarter of 2010, 364,998 shares of market-based RSAs and 16,666 of market-based RSUs vested due to the Company’s stock price being above $21.00 for 15 days in a consecutive 30 day period. The fair market value of the vested market-based shares is $9,255.

As of December 31, 2010, there was approximately $119,667 of unrecognized compensation cost related to the RSUs, RSAs and market-based awards that is expected to be recognized over a period of 4.0 years. During the years ended December 31, 2010, 2009 and 2008, the fair value of shares vested was $36,954, $13,800 and $5,783 respectively.

The following table summarizes the activity for non-vested stock:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
		Value at Grant		Value at		Value at Grant
(Thousands of shares)	Shares	Date	Shares	Grant Date	Shares	Date

Non-vested at beginning of period	7,744	$15.62	5,612	$24.57	1,671	$39.67
Granted — RSAs	1,732	14.78	1,103	6.93	1,035	26.95
Granted — RSUs	5,072	14.32	2,993	7.93	4,022	20.51
Forfeited	(955)	17.95	(782)	20.04	(862)	33.28
Vested	(2,294)	17.16	(1,182)	30.81	(254)	41.86

Non-vested at end of period	11,299	$14.65	7,744	$15.62	5,612	$24.57

Stock Options

The following were the weighted average assumptions used to determine the fair value of stock options and have been estimated at the date of grant using the Black-Scholes option-pricing model (no stock options were granted in 2010 and 2009, therefore no weighted average assumptions are included in this table):

2008

Risk-free interest rate	2.7%
Volatility	40.9%
Expected life (years)	3.7

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, the Company awarded options to purchase 137,980 shares of Common Stock to certain employees in France. Under the terms of the awards, the grants vest 25% annually over four years with the first 25% vesting commencing on the first anniversary date of the award. As of December 31, 2010, the unrecognized compensation expense for stock options was $320 and is expected to be recognized over a period of 1.2 years.

Also during 2008, the Company in accordance with the legal settlement related to the stock option investigations, revalued 479,381 options held by former employees. Before the revaluation, the average exercise price of the options was $24.88 and after the revaluation the average exercise price was $51.54.

The following table summarizes the activity of the Company’s employee stock options:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
(Thousands of shares)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,716	$29.16	6,290	$30.58	6,876	$29.13
Granted	—	—	—	—	138	27.77
Exercised	(29)	10.28	(7)	9.81	(89)	16.34
Forfeited/expired/cancelled	(552)	33.74	(3,567)	32.19	(635)	35.83

Outstanding at Year end	2,135	$27.31	2,716	$29.16	6,290	$30.58

Options exercisable at Year end	2,080	$27.20	2,581	$29.03	5,980	$30.54
Aggregate intrinsic value of options exercised during the year	$323		$33		$546

The aggregate intrinsic value is calculated as the difference between the market price of the Company’s common stock as of the end of the period and the exercise price of the underlying options. The weighted average grant date fair value of options granted during 2008 was $9.48.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2010 (share amounts in thousands):

	Options Outstanding				Options Exercisable
				Weighted
		Weighted		Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
	Number	Exercise	Intrinsic	Contractual	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value

$0.00 to $24.00	465	$10.68	$6,020	1.8	465	$10.68	$6,020
24.01 to 30.00	803	25.85	—	3.1	757	25.73	—
30.01 to 36.00	489	33.54	—	4.0	489	33.54	—
36.01 to 44.00	251	39.09	—	0.6	251	39.09	—
44.01 to 97.34	127	49.92	—	2.7	118	50.19	—

Total	2,135	$27.31	$6,020	2.7	2,080	$27.20	$6,020

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	BUSINESS COMBINATIONS

The following table summarizes the Company’s business combinations completed from January 1, 2008 through December 31, 2010. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

Acquired Business	Acquisition Date	Business Segment

JobBusan	December 31, 2010	Careers — International
HotJobs Assets	August 24, 2010	Careers — North America
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees
China HR.com Holdings Ltd.	October 8, 2008	Careers — International
Trovix Inc.	July 31, 2008	Careers — North America
Affinity Labs Inc.	January 3, 2008	Internet Advertising & Fees

JobBusan Acquisition

On December 31, 2010, the Company’s Careers — International segment purchased certain assets of JobBusan, a business that provides online recruiting in Busan, South Korea. Consideration for the acquisition was $900, of which $795 was paid in cash in the fourth quarter of 2010, with the remaining consideration to be paid in the first quarter of 2011.

Acquisition of the HotJobs Assets

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225,000. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 11). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations . Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. In the year ended December 31, 2010, the Company incurred $24,305 of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general expenses and salaries and related expenses in the consolidated statement of operations. These costs primarily relate to legal fees, professional fees and other integration costs associated with the acquisition. We expect to continue to incur significant integration related costs in the first quarter of 2011 relating to the acquisition of the HotJobs Assets.

The Company is responsible for determining the fair values of the assets acquired and liabilities assumed in connection with the acquisition of the HotJobs Assets. These fair values were based on estimates as of August 24, 2010, the closing date of the acquisition, and were based on a number of factors, including

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations from independent third parties. Identified intangible assets acquired included existing customer relationships, a resume database, trade names and a non-competition agreement. We used variations of the income approach method to value the intangible assets. Under this method, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the resume database and the trade names were based on the relief-from-royalty method and the existing customer relationships were valued using the excess earnings method. The royalty rates used in the relief from royalty method were based on both a return-on-asset method and market comparable rates. Our estimates of fair value and resulting allocation of purchase price are preliminary as of December 31, 2010.

The following table summarizes our preliminary allocation of the purchase consideration of the HotJobs Assets:

		Estimated
	Amount	Useful Lives

Unbilled accounts receivable	$12,543
Identifiable intangible assets:
Customer relationships	11,900	3 years
Trade name	10,600	9 years
Resume database	10,000	3 years
Non-competition agreement	500	3 years

Total identifiable intangible assets	33,000
Deferred revenue	(12,919)
All other net tangible assets (liabilities)	(52)
Goodwill	192,428

Total purchase price	$225,000

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

CinChouse LLC Acquisition

On July 28, 2009, the Company’s Internet Advertising & Fees segment purchased CinCHouse LLC, a business that provides a social networking site for women in the military and military spouses. Consideration for the acquisition was $600, of which $300 was paid in cash in the third quarter of 2009 with the remaining consideration to be paid in future periods.

China HR.com Holdings Ltd Acquisition

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ChinaHR) into the purchase accounting for ChinaHR. The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

Trovix Inc. Acquisition

On July 31, 2008, the Company’s Careers — North America segment purchased Trovix Inc., a business that provides career-related products and services that utilize advanced search technology focusing on key attributes such as skills, work history and education. Consideration for the acquisition was approximately $64,290 in cash, net of cash acquired. The Company recorded $55,482 of goodwill, $3,902 of deferred tax assets, $1,421 of receivables, $6,475 of purchased technology, $545 of property and equipment, $115 of other assets and $3,650 for transactional and acquired liabilities. The goodwill recorded in connection with the acquisition is not deductible for tax purposes. The Company also placed $3,437 into escrow related to future compensation for the former owners, which was amortized as compensation expense over the service period, which ended in 2010.

Affinity Labs Inc. Acquisition

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

The Company is not including pro forma financial information as acquisitions completed during the years 2008 through 2010 were not considered to be significant subsidiaries, either individually or in the aggregate.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill by reportable segment are as follows:

	Careers-North	Career-	Internet Advertising
	America	International	and Fees	Total

January 1, 2009	$403,230	$338,225	$153,091	$894,546
Additions and adjustments	(1,280)	5,886	(1,508)	3,098
Currency translation	—	28,107	7	28,114

December 31, 2009	$401,950	$372,218	$151,590	$925,758
Additions and adjustments	192,428	600	—	193,028
Currency translation	—	4,165	—	4,165

December 31, 2010	$594,378	$376,983	$151,590	$1,122,951

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets consisted of the following:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)

Trademarks/Internet domains	$13,777	$—	$13,777	$—	Indefinite lived
Trade Names	10,600	393	—	—	9
Customer relationships	67,702	42,987	57,573	35,452	3
Resume Database	10,000	1,111	—	—	3
Acquired Technology	6,975	3,430	6,975	2,035	3 to 5
Non-compete agreements	4,719	1,739	4,499	1,684	2 to 6
Other	4,218	2,147	4,319	4,109	4 to 10

Total	$117,991	$51,807	$87,143	$43,280

The Company recorded amortization expense of $10,614, $9,416, and $6,790 relating to its intangible assets for the years ended December 31, 2010, 2009 and 2008, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2010, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	2011	2012	2013	2014	2015

Estimated amortization expense	$16,076	$15,925	$12,195	$2,496	$1,178

5.	PROPERTY AND EQUIPMENT, NET

	December 31,
	2010	2009

Capitalized software costs	$218,478	$190,454
Furniture and equipment	32,004	30,128
Leasehold improvements	40,624	31,803
Computer and communications equipment	192,412	173,720

	483,518	426,105
Less: accumulated depreciation	333,371	282,378

Property and equipment, net	$150,147	$143,727

At December 31, 2010 and 2009, property and equipment included equipment financed with capital leases with a cost of $19,344 and $19,392, respectively, and accumulated depreciation of $19,344 and $19,331, respectively.

Depreciation expense was $56,482, $59,117 and $51,230 for the years ended December 31, 2010, 2009 and 2008, respectively.

6.	FAIR VALUE MEASUREMENT

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Assets:
Bank time deposits	$—	$55,954	$—	55,954
Commercial paper	—	47,675	—	47,675
Government bonds — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$91,246	$—	$—	$91,246
Bank time deposits	—	37,474	—	37,474
Commercial paper	—	86,537	—	86,537
Government bonds foreign	—	11,795	—	11,795
Tax exempt auction rate securities (See Note 7)	—	—	23,560	23,560
UBS put option (See Note 7)	—	—	138	138
Foreign exchange contracts	—	77	—	77

Total Assets	$91,246	$135,883	$23,698	$250,827

Liabilities:
Lease exit liabilities	$—	$—	$25,112	$25,112

Total Liabilities	$—	$—	$25,112	$25,112

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 assets and liabilities are as follows:

Tax Exempt
Auction Rate
Bonds

Balance, December 31, 2009	$23,560
Redemptions	(24,718)
Realized gain included in interest and other, net	1,158

Balance, December 31, 2010	$—

UBS Put
Option

Balance, December 31, 2009	$138
Expense, included in interest and other, net	(138)

Balance, December 31, 2010	$—

Lease
Exit Liability

Balance, December 31, 2009	$25,112
Expense	—
Cash Payments	(11,199)

Balance, December 31, 2010	$13,913

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

Marketable Securities

As of December 31, 2010, the Company did not hold any investments in auction rate securities. The Company held $25,050 (at par and cost value) of investments in auction rate securities as of December 31, 2009 which were classified as available-for-sale investments and were reported at a fair value of $23,560. Marketable securities as of December 31, 2009 primarily consisted of auction rate bonds whose decline in fair value were judged by the Company to be other-than-temporary. Accordingly, the Company recorded a charge of $1,490, reported in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. In the year ended December 31, 2010, the Company redeemed $24,718 of auction rate securities and recorded realized gains of $1,158 in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2010, associated with those redemptions. The realized gains resulted from redemptions of securities at amounts higher than the previously recorded impairment.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. The Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. As part of the settlement agreement, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4,824 in the fourth quarter of 2009 relating to the settlement with RBC, which was reflected in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2009. In the year ended December 31, 2010, the Company received $1,428 from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The Company’s receipt of $1,428 from RBC resulted in a $1,428 benefit recorded in interest and other, net, in the consolidated statement of operations for the year ended December 31, 2010. Additionally, in January 2011 the Company received $1,120 from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC in 2011 for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities, which will be reflected in Company’s consolidated financial statements in 2011.

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

The Company accounts for investments through which a non-controlling interest is held using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment

In February 2005, the Company acquired a 40% interest in ChinaHR and in March 2006 the Company increased its ownership interest in ChinaHR to 44.4% by acquiring an additional 4.4% interest from ChinaHR shareholders. In the year ended December 31, 2008 (prior to the acquisition of the remaining ownership interest in ChinaHR, see below), the Company expended $4,988 for working capital requirements relating to the ChinaHR investment. On October 8, 2008, the Company completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned. See Note 3 for additional details on the ChinaHR business combination. Accordingly, as of October 8, 2008, the Company has consolidated ChinaHR’s results.

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $220 in the first quarter of 2010, a dividend of $763 in the second quarter of 2009 and a dividend of $1,011 in the second quarter of 2008 for this investment. The carrying value of the investment was $441 and $221 as of December 31, 2010 and 2009, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. The total investment made in the fourth quarter of 2008 was $1,414. In the year ended December 31, 2010 and 2009, the Company expended an additional $5,648 and $6,299, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $918 and $323 as of December 31, 2010 and 2009, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income and loss in equity interests, net are as follows by equity investment:

	Years Ended December 31,
	2010	2009	2008

ChinaHR (Until acquired October 8, 2008)	$—	$—	$(8,337)
Finland	435	194	928
Australia	(3,305)	(4,511)	(430)

Loss in equity interests, net	$(2,870)	$(4,317)	$(7,839)

8.	FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value gain position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010		Prepaid
	Notional Balance	Maturity Date	Expenses

Designated as Hedges under ASC 815
None			—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,902 consisting of 12 different currency pairs	January 2011	$666

Total Derivative Instruments			$666

	December 31, 2009		Prepaid
	Notional Balance	Maturity Date	Expenses

Designated as Hedges under ASC 815
None			—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$21,864 consisting of 10 different currency pairs	January — April 2010	$77

Total Derivative Instruments			$77

During the twelve months ended December 31, 2010 and December 31, 2009, net gains of $832 and $39, respectively, from realized net gains and net losses and changes in the fair value of our forward contracts, were recognized in other income in the consolidated statement of operations.

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other special charges and related liability balances were as follows:

			Consolidation	Other Costs and
	Workforce	Fixed Asset	of Office	Professional
	Reduction	Write-Offs	Facilities	Fees	Total

December 31, 2008	2,749	—	869	101	3,719
2009 expense	7,731	4,721	2,876	777	16,105
Cash payments	(8,604)	—	(1,763)	(641)	(11,008)
Non-cash payments	—	(4,721)	—	—	(4,721)

December 31, 2009	$1,876	$—	$1,982	$237	$4,095
2010 expense	—	—	—	—	—
Cash payments	(1,529)	—	(1,547)	(117)	(3,193)

December 31, 2010	$347	$—	$435	$120	$902

10.	DISCONTINUED OPERATIONS

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

There were no discontinued operations in 2010 and 2009. The operations of the Company’s disposed businesses have been segregated from continuing operations and are reflected as discontinued operations as follows:

(Dollars in thousands)	2008

Revenue	$6,470

Loss before income taxes	(6,331)
Income tax benefit	(2,501)

Loss from discontinued operations, net of tax	(3,830)

Pre-tax loss on Sale or disposal of discontinued operations	(13,201)
Income tax benefit	(27,335)

Gain on sale or disposal of business, net of tax	14,134

Income from discontinued operations, net of tax	$10,304

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

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amended Credit Agreement provided for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending, on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 3). As of December 31, 2010, the Company was in full compliance with its covenants.

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

In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of secured indebtedness from $20,000 to $45,000.

At December 31, 2010, the utilized portion of this credit facility was $45,000 in borrowings on the term loan facility, $79,500 of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1,269 for standby letters of credit. The portion of the borrowings on

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of December 31, 2010 and the remaining borrowings on the term loan of $40,000 is classified as long-term. As of December 31, 2010, $169,231 was unused on the Company’s revolving credit facility, of which $164,321 is available to the Company to be used based on the maximum Consolidated Leverage Ratio. At December 31, 2010, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.26%, 3.25% and 0.13%, respectively. As of December 31, 2010, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 4.01%.

12.	SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

Supplemental cash flow information to the consolidated statements of cash flows was as follows:

	Years Ended December 31,
	2010	2009	2008

Interest paid	$6,432	$4,030	$3,249
Income tax paid (refunded), net	12,791	(27,908)	29,127
Non-cash investing and financing activities:
Purchase of assets under financing arrangements	13,029	—	—
Business Combinations:
Fair value of assets acquired	238,766	600	327,252
Payments for acquisitions and intangible assets, net of cash acquired	(225,795)	(300)	(292,836)

Liabilities assumed	$12,971	$300	$34,416

The following are a component of accrued expenses and other current liabilities:

	December 31,
	2010	2009	2008

Accrued salaries, benefits, commissions, bonuses and payroll taxes	$71,032	$58,670	$83,785

13.	STOCKHOLDERS’ EQUITY

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

Share Repurchase Plan

In September 2007, the Board of Directors authorized the Company to purchase up to $250,000 of shares of its common stock. In October 2007, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. In January 2008, the Board of Directors authorized the Company to purchase an additional $100,000 of shares of its common stock under the share repurchase plan. From inception through December 31, 2008, under the authorized repurchase

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan, the Company repurchased 13,794,012 shares of its common stock for an aggregate purchase price of $423,577.

All repurchase plan authorizations expired on January 30, 2009 and accordingly, the Company did not have authorization to purchase any shares of its common stock as of December 31, 2010 and did not repurchase any shares of its common stock during 2009 or 2010. The Company also withheld 869, 483 and 59 shares valued at $14,227, $4,571, $1,356 during the years ended December 31, 2010, 2009 and 2008, respectively, to satisfy withholding obligations upon the vesting of employee stock awards.

Equity Plans

In June 1999, the Company’s stockholders approved the adoption of the 1999 Long Term Incentive Plan (the “1999 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards were permitted to be granted. Stock options granted under the 1999 Plan were permitted to be incentive stock options or nonqualified stock options within the meaning of the Code. Following the adoption of the 2008 Plan described below, no awards are available for future grants under the 1999 Plan.

In June 2008, the Company’s stockholders approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options granted under the 2008 Plan may be incentive stock options or nonqualified stock options within the meaning of the Code.

The total number of shares of the Company’s common stock that may be granted under the 2008 Plan is the sum of (i) 6,935,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of common stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2010, 2,412,043 shares were available for future grants under the 2008 Plan.

See Note 2 for activity related to the Company’s equity plans.

14.	INCOME TAXES

The components of income from continuing operations before income taxes and loss in equity interests are as follows:

	Years Ended December 31,
	2010	2009	2008

Domestic	$(53,248)	$(39,480)	$57,694
Foreign	9,354	24,841	129,544

(Loss) income from continuing operations before income taxes and loss in equity interests	$(43,894)	$(14,639)	$187,238

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes relating to the Company’s continuing operations are as follows:

	Years Ended December 31,
	2010	2009	2008

Current income taxes:
U.S. Federal	$2,996	$(45,090)	$31,066
State and local	(1,693)	(6,747)	4,614
Foreign	12,182	12,765	21,800

Total current income taxes	13,485	(39,072)	57,480

Deferred income taxes:
U.S. Federal	(28,735)	22,195	4,025
State and local	(2,722)	133	1,215
Foreign	3,567	(21,139)	2,190

Total deferred income taxes	(27,890)	1,189	7,430

Income taxes	$(14,405)	$(37,883)	$64,910

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$1,583	$2,554
Accrued expenses and other liabilities	13,931	15,877
Tax loss carry-forwards	95,816	70,032
Tax credits	32,409	23,428
Non-cash stock based compensation expense	11,625	11,399
Valuation allowance	(42,586)	(27,875)

Deferred tax assets	112,778	95,415

Deferred tax liabilities:
Branch Operations	(14,608)	(21,647)
Property and equipment	(20,181)	(22,558)
Intangibles	(63,141)	(62,366)

Deferred tax liabilities	(97,930)	(106,571)

Net deferred tax assets (liabilities)	$14,848	$(11,156)

As of December 31, 2010 and 2009, net current deferred tax assets were $4,740 and $8,500, respectively, net current deferred tax liabilities were $64 and $803, respectively, net non-current deferred tax assets were $27,358 and $32,646, respectively and net non-current deferred tax liabilities were $17,186 and $51,499 respectively.

At December, 31, 2010, the Company has U.S. Federal net operating tax loss carryovers of approximately $82,016 which it expects to carry forward. The losses expire in stages beginning in 2020. The Company has a capital loss carryover of $3,396 that expires in 2015. The Company has foreign tax credit carryovers of $32,409 that expire in stages beginning in 2018. The Company has net operating loss carry-forwards in various

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign countries around the world of approximately $271,483, of which approximately $174,014 have no expiration date and $97,469 expires in stages in years 2011 through 2026.

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions and capital loss carryovers. Accordingly, a valuation allowance has been established for these tax benefits. The income tax provision was increased by approximately $15,039 in 2010 due to valuation allowances.

The Company’s income taxes payable for Federal and state income taxes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued upon the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions that resulted in a current benefit for the years ended December 31, 2010, 2009 and 2008 were $0, $79 and $1,003, respectively. A tax benefit from 2010 stock option exercises in the amount of $265 will be recorded in equity when the Company has sufficient taxable income to utilize it. The Company also has unrealized tax benefits of $3,984 from vested restricted stock awards that will be recorded in equity when the Company has sufficient taxable income to utilize these benefits.

Income taxes related to the Company’s income from continuing operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008

Income taxes at Federal statutory rate	$(15,363)	$(5,124)	$65,533
State income taxes, net of Federal income tax effect	(2,679)	(1,949)	3,869
Tax exempt interest income	(26)	(271)	(2,203)
Effect of foreign operations	(3,139)	(1,090)	(5,228)
Change in valuation allowance	15,039	3,251	(3,554)
Reversals of accrued income tax	(14,752)	(33,022)	(1,738)
Interest expense on tax liabilities, net of reversals	2,753	(2,165)	3,552
Non-deductible compensation and other expenses	3,762	2,487	4,679

Income taxes	$(14,405)	$(37,883)	$64,910

In 2010 and 2009, the Company repatriated approximately $12,000 and $16,000, respectively, of cash from its subsidiary in South Korea. The tax effect has been provided in the tax provision of each respective year. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries on the basis that the Company plans to utilize these undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States. Such earnings will continue to be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or U.S. affiliates, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company estimates its undistributed foreign earnings are approximately $111,000.

As of December 31, 2010 and December 31, 2009, the Company has recorded a liability for $95,390 and $87,343, respectively, which includes unrecognized tax benefits of $69,056 and $65,306, respectively, and

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated accrued interest and penalties of $26,336 and $22,037, respectively. Additionally, for the years ended December 31, 2010 and December 31, 2009, the Company has reduced its recorded deferred tax assets by $12,758 and $38,936, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. Total interest expense on unrecognized tax benefits included in the 2010 and 2009 income tax provision in the statement of operations were $5,116 and $5,780, respectively. In 2010 and 2009, interest expense was recorded net of reversals of prior years’ interest and penalties of $625 and $8,979, respectively. The net of tax effect of interest, penalties and reversals thereof was a charge of $2,753 and a benefit of $2,165 in the years ended December 31, 2010 and 2009, respectively.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009

Unrecognized tax benefits: January 1,	$104,242	$129,884
Gross increases: tax positions taken in prior periods	3,570	7,311
Gross decreases: tax positions taken in prior periods	(1,103)	(8,275)
Gross increases: current period tax positions	2,652	14,149
Gross decreases: current year positions	(1,094)	—
Gross decreases: lapses of statute of limitations	—	(38,827)
Gross decreases: settlement of tax examinations	(26,452)	—

Unrecognized tax benefits: December 31	$81,815	$104,242

If the unrecognized tax benefits at December 31, 2010 and December 31, 2009 were recognized in full, $81,815 and $104,242, respectively, would impact the effective tax rate.

During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25,075 for the tax benefits of accrued interest expense on the loans by reducing recorded deferred tax assets. Approximately $13,857 of these benefits were sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits, but established a valuation allowance for the benefits sustained as it is not more likely than not that the benefits will be realized. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate. The Company also recognized $1,377 of previously unrecognized tax benefits due to settlement of a U.S state tax examination, which on a net of tax basis impacted the effective tax rate by $895. The Company also reversed accrued interest related to unrecognized tax benefits of $625 which on a net of tax basis impacts the effective rate by $342. The total impact to the tax provision and effective rate as a result of settlement of tax examinations was a benefit for reversal of tax expense of $14,752, a benefit for reversal of accrued interest of $342 and a provision for recording a valuation allowance of $13,857.

During 2009, the Company recognized $38,827 of previously unrecognized tax benefits due to expiration of statutes of limitations, which on a net of tax basis impacted the effective tax rate by $33,022 ($26,752 of which was recorded in the third quarter of 2009 and $6,450 was recorded in the fourth quarter of 2009) and equity by $3,236. The Company also reversed accrued interest and penalties related to unrecognized tax benefits of $8,679 which on a net of tax basis impacts the effective rate by $5,687. The total benefit reflected in the effective tax rate due to recognition of previously unrecognized tax benefits and reversals of interest and penalties thereon was $38,709.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to U.S. federal income taxes and files income tax returns in various U.S. states and approximately

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

36 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, China and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2005 in Germany, 2007 in the United Kingdom, 2007 in China and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $6,000 in the next twelve months due to expirations of statutes of limitations or settlement of audits. The tax matters relate to allocation of income among jurisdictions.

15.	COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2010:

	Operating	Sublease
	Leases	Income

2011	$41,419	$(5,790)
2012	38,723	(5,571)
2013	37,387	(5,479)
2014	34,959	(5,414)
2015	26,601	(5,391)
Thereafter	72,608	(20,465)

Total	$251,697	$(48,110)

Total rent and related expenses under operating leases were $47,598, $51,907, and $45,446 for the years ended December 31, 2010, 2009 and 2008, respectively. Operating lease obligations after 2011 relate primarily to office facilities.

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

The Company has a 401(k) profit-sharing plan covering all eligible employees. Through March 31, 2009, the Company provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions were paid to participating employees in the form of the Company’s common stock or cash. In April 2009, the Company temporarily suspended the matching of employee contributions. The matching of employee contributions was reintroduced in October 2010. Salaries and related expenses contain $696, $2,308 and $4,686 of employer matching contributions for the years ended December 31, 2010, 2009 and 2008, respectively.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $2,226, $3,193 and $2,334 for the years ended December 31, 2010, 2009 and 2008, respectively.

16.	RELATED PARTY TRANSACTIONS

The Company previously provided office space and administrative support to the Company’s former Lead Independent Director. The value of such services was approximately $0, $40 and $40 in 2010, 2009 and 2008, respectively.

17.	SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.

Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segment Reporting) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (which ChinaHR was formerly a part of). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers — North America segment (see Note 3).

The following tables present the Company’s operations by reportable segment and by geographic region:

	Years Ended December 31,
	2010	2009	2008

Revenue
Careers — North America	$422,193	$407,118	$638,118
Careers — International	360,798	365,478	575,182
Internet Advertising & Fees	131,142	132,546	130,327

Revenue	$914,133	$905,142	$1,343,627

	Years Ended December 31,
	2010	2009	2008

Operating (Loss) Income
Careers — North America	$47,783	$19,670	$175,255
Careers — International	(23,572)	(6,283)	84,727
Internet Advertising & Fees	4,224	18,114	11,666

	28,435	31,501	271,648
Corporate expenses	(70,456)	(40,312)	(101,693)

Operating (loss) income	$(42,021)	$(8,811)	$169,955

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008

Depreciation and Amortization
Careers — North America	$29,288	$31,318	$24,541
Careers — International	28,796	29,651	26,551
Internet Advertising & Fees	8,644	7,163	6,299

	66,728	68,132	57,391
Corporate expenses	368	401	629

Depreciation and amortization	$67,096	$68,533	$58,020

	Years Ended December 31,
	2010	2009	2008

Restructuring and Other Special Charges
Careers — North America	$—	$3,758	$4,895
Careers — International	—	10,368	9,313
Internet Advertising & Fees	—	616	1,400
Corporate expenses	—	1,363	799

Restructuring and other special charges	$—	$16,105	$16,407

	Years Ended December 31,
	2010	2009	2008

Revenue by Geographic Region(a)
United States	$530,946	$521,697	$740,934
Germany	71,293	72,554	136,491
Other foreign	311,894	310,891	466,202

Revenue	$914,133	$905,142	$1,343,627

	December 31,
	2010	2009	2008

Long-lived Assets by Geographic Region(b)
United States	$111,255	$107,004	$117,738
International	38,892	36,723	43,544

Total long-lived assets	$150,147	$143,727	$161,282

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	December 31,
	2010	2009

Total Assets by Segment
Careers — North America	$899,171	$614,363
Careers — International	690,246	717,574
Internet Advertising & Fees	182,514	184,157
Corporate	50,478	171,303
Shared assets(c)	155,593	139,793

Total assets	$1,978,002	$1,827,190

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets includes property and equipment, net.

(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

18.	LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), is pending in the United States District Court for the Eastern District of Texas, and there are 34 other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorneys’ fees and other costs and injunctive relief. The Court has entered a schedule in the case which includes a final pre-trial conference set for March 2012. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. The lawsuit, entitled EIT Holdings LLP v. Yelp!, Inc., et al. (Civil Action No. cv-10-5623), is pending in the United States District Court for the Northern District of California. The plaintiff seeks monetary damages, pre- and post-judgment interest, and attorneys’ fees. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2010	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$182,582	$183,808	$193,912	$222,689	$782,991
Internet Advertising & Fees	32,723	31,109	34,930	32,380	131,142

Total revenue	215,305	214,917	228,842	255,069	914,133

Salaries and related	128,450	114,966	119,297	128,078	490,791
Office and general	62,148	56,906	63,272	60,471	242,797
Marketing and promotion	59,581	46,925	51,661	64,399	222,566

Total operating expenses	250,179	218,797	234,230	252,948	956,154

Operating (loss) income	(34,874)	(3,880)	(5,388)	2,121	(42,021)
Interest and other, net	(653)	901	(1,286)	(835)	(1,873)

(Loss) income before income taxes and loss in equity interests	(35,527)	(2,979)	(6,674)	1,286	(43,894)
(Benefit from) provision for income taxes	(12,179)	(829)	(1,823)	426	(14,405)
Loss in equity interests, net	(831)	(807)	(873)	(359)	(2,870)

Net (loss) income	$(24,179)	$(2,957)	$(5,724)	$501	$(32,359)

Basic (loss) earnings per share(a)	$(0.20)	$(0.02)	$(0.05)	$0.00	$(0.27)

Diluted (loss) earnings per share(a)	$(0.20)	$(0.02)	$(0.05)	$0.00	$(0.27)

Weighted average shares outstanding:
Basic	120,032	120,701	120,796	120,892	120,608
Diluted	120,032	120,701	120,796	124,525	120,608

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	Quarter
2009	First	Second	Third	Fourth	Full Year

Revenue:
Careers	$222,849	$190,397	$179,941	$179,409	$772,596
Internet Advertising & Fees	31,554	32,660	34,592	33,740	132,546

Total revenue	254,403	223,057	214,533	213,149	905,142

Salaries and related	122,385	113,484	112,833	115,047	463,749
Office and general	62,113	59,862	59,841	49,472	231,288
Marketing and promotion	73,691	44,953	45,757	45,260	209,661
Reversal of legal settlements, net	—	—	(6,850)	—	(6,850)
Restructuring and other special charges	11,008	5,097	—	—	16,105

Total operating expenses	269,197	223,396	211,581	209,779	913,953

Operating (loss) income	(14,794)	(339)	2,952	3,370	(8,811)
Interest and other, net	1,203	76	(48)	(7,059)	(5,828)

(Loss) income before income taxes and loss in equity interests	(13,591)	(263)	2,904	(3,689)	(14,639)
Income taxes	(4,489)	(83)	(30,891)	(2,420)	(37,883)
Loss in equity interests, net	(1,239)	(1,190)	(1,044)	(844)	(4,317)

Net (loss) income	$(10,341)	$(1,370)	$32,751	$(2,113)	$18,927

Basic (loss) earnings per share(a)	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16

Diluted (loss) earnings per share(a)	$(0.09)	$(0.01)	$0.27	$(0.02)	$0.16

Weighted average shares outstanding:
Basic	118,855	119,274	119,473	119,575	119,359
Diluted	118,855	119,274	121,676	119,575	121,170

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. The Company has excluded the activity related to Yahoo! HotJobs (“HotJobs”) from its Report on Internal Control over Financial Reporting for fiscal 2010 due to the timing of the closing date of the acquisition on August 24, 2010. Activity related to HotJobs will be included in management’s fiscal 2011 internal control assessment. HotJobs constituted 1% of total assets as of December 31, 2010, and 2% and 6% of total revenue and operating loss, respectively, for the year then ended.

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
New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Yahoo! HotJobs (“HotJobs”), which was acquired on August 24, 2010, and which is included in the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. HotJobs constituted 1% of total assets as of December 31, 2010, and 2% and 6% of total revenue and operating loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of HotJobs because of the timing of the acquisition which was completed on August 24, 2010. Our audit of internal control over financial reporting of Monster Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting for HotJobs.

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 2, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 2, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company’s website under the “Corporate Governance” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company’s Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company’s website within four business days following the date of amendment or waiver. The Company’s website address is http://aboutmonster.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2010 pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	DOCUMENT LIST

1. Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

None.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

(a) The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.20 are management contracts or compensatory plans or arrangements.

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended.(1)
3.2	Amended and Restated Bylaws.(2)
4.1	Form of Common Stock Certificate.(1)
10.1	Form of Indemnification Agreement.(3)
10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)
10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended on March 24, 2010.(5)
10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)
10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(7)
10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(7)
10.7	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(7)
10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China.(8)
10.9	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(7)
10.10	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)
10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)
10.12	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(9)
10.13	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(10)
10.14	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(11)
10.15	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(11)
10.16	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(12)
10.17	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(13)
10.18	Employment Letter Agreement, dated March 2, 2007, between Monster Worldwide, Inc. and Darko Dejanovic.(14)
10.19	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(15)

Exhibit
Number	Description

10.20	Employment Agreement, dated as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos.(14)
10.21	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(16)
10.22	Amended and Restated Credit Agreement, dated August 31, 2009, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the lenders identified therein.(17)
10.23	First Amendment to Credit Agreement, dated January 28, 2010, by and among Monster Worldwide, Inc. and the lenders party thereto.(14)
10.24	Amended and Restated Subsidiary Guaranty, dated August 31, 2009, by the domestic subsidiaries of Monster Worldwide, Inc. party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(17)
10.25	U.S. Pledge Agreement, dated August 31, 2009, by Monster Worldwide, Inc. and Monster (California), Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(17)
10.26	Share Purchase Agreement, dated as of October 8, 2008, among China HR.com Holdings Ltd., Monster Worldwide, Inc., Monster Worldwide Netherlands B.V., Monster Worldwide Limited, the shareholders of China HR.com Holdings Ltd. named therein, and the other individuals named therein.(18)
10.27	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(19)
21.1	Subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.

(5)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2010.

(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.

(8)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 31, 2006.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(11)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 9, 2008.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.

(13)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 11, 2007.

(14)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K filed on February 4, 2010.

(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on May 15, 2008.

(16)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(18)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on October 15, 2008.

(19)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC.
(Registrant)

By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman of the Board, President and Chief
Executive Officer

Dated: February 2, 2011

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Salvatore Iannuzzi Salvatore Iannuzzi	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 2, 2011

/s/ Timothy T. Yates Timothy T. Yates	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	February 2, 2011

/s/ James M. Langrock James M. Langrock	Senior Vice President, Finance and Chief Accounting Officer (Executive Vice President and Chief Financial Officer, effective as of January 27, 2011) (principal accounting officer)	February 2, 2011

Robert J. Chrenc	Director	February 2, 2011

/s/ John Gaulding John Gaulding	Director	February 2, 2011

/s/ Edmund P. Giambastiani, Jr. Edmund P. Giambastiani, Jr.	Director	February 2, 2011

/s/ Cynthia P. McCague Cynthia P. McCague	Director	February 2, 2011

/s/ Jeffrey F. Rayport Jeffrey F. Rayport	Director	February 2, 2011

/s/ Roberto Tunioli Roberto Tunioli	Director	February 2, 2011