Form 10-Q
period 2011-03-31
MONSTER WORLDWIDE INC
filed 2011-04-29
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISSION FILE NUMBER 001-34209

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

622 Third Avenue, New York, New York
(ADDRESS OF PRINCIPAL	10017
EXECUTIVE OFFICES)	(ZIP CODE)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	April 20, 2011

Common Stock	129,318,647

MONSTER WORLDWIDE, INC.

Page
No.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:	3

Consolidated statements of operations	3

Consolidated balance sheets	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6

Report of Independent Registered Public Accounting Firm	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	34

Signatures	35

Exhibit 10.1
Exhibit 10.2
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
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$261,382	$215,305

Salaries and related	135,661	128,450
Office and general	66,570	62,148
Marketing and promotion	57,698	59,581

Total operating expenses	259,929	250,179

Operating income (loss)	1,453	(34,874)
Interest and other, net	(441)	(653)

Income (loss) before income taxes and loss in equity interests	1,012	(35,527)
Provision for (benefit from) income taxes	356	(12,179)
Loss in equity interests, net	(578)	(831)

Net income (loss)	$78	$(24,179)

Basic income (loss) per share	$—	$(0.20)

Diluted income (loss) per share	$—	$(0.20)

Weighted average shares outstanding:
Basic	121,425	120,032
Diluted	124,636	120,032
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,002	$163,169
Accounts receivable, net of allowance for doubtful accounts of $5,118 and $5,420	340,307	346,751
Prepaid and other	84,600	75,451

Total current assets	615,909	585,371

Goodwill	1,151,182	1,122,951
Property and equipment, net	154,900	150,147
Intangibles, net	62,474	66,184
Investment in unconsolidated affiliates	919	1,359
Other assets	51,061	51,990

Total assets	$2,036,445	$1,978,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,092	$36,569
Accrued expenses and other current liabilities	184,547	176,400
Deferred revenue	399,105	376,448
Current portion of long-term debt and borrowings on credit facility	80,000	84,500
Income taxes payable	12,062	12,907

Total current liabilities	711,806	686,824

Long-term income taxes payable	96,922	95,390
Deferred income taxes	12,670	17,186
Long-term debt, less current portion	40,000	40,000
Other long-term liabilities	7,933	9,952

Total liabilities	869,331	849,352

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 136,767 and 135,834 shares, respectively; outstanding: 122,046 and 121,113 shares, respectively	137	136
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,427,804	1,424,815
Accumulated deficit	(359,388)	(359,466)
Accumulated other comprehensive income	98,561	63,165

Total stockholders’ equity	1,167,114	1,128,650

Total liabilities and stockholders’ equity	$2,036,445	$1,978,002

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities:
Net income (loss)	$78	$(24,179)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,401	16,604
Provision for doubtful accounts	370	1,149
Non-cash compensation	13,180	10,267
Deferred income taxes	(3,984)	(14,713)
Loss in equity interests, net	578	831
Gains on auction rate securities	(1,120)	(200)
Changes in assets and liabilities, net of purchase transactions:
Accounts receivable	12,416	17,631
Prepaid and other	(6,718)	1,589
Deferred revenue	14,926	4,668
Accounts payable, accrued liabilities and other	1,293	22,569

Total adjustments	49,342	60,395

Net cash provided by operating activities	49,420	36,216

Cash flows used for investing activities:
Capital expenditures	(16,457)	(8,536)
Cash funded to equity investee	(1,007)	(1,345)
Sales and maturities of marketable securities	1,120	3,414
Dividends received from unconsolidated investee	443	220

Net cash used for investing activities	(15,901)	(6,247)

Cash flows used for financing activities:
Payments on borrowings on credit facility	(4,500)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(7,096)	(6,359)
Proceeds from exercise of employee stock options	23	27

Net cash used for financing activities	(11,573)	(6,332)

Effects of exchange rates on cash	5,887	(7,932)

Net increase in cash and cash equivalents	27,833	15,705
Cash and cash equivalents, beginning of period	163,169	275,447

Cash and cash equivalents, end of period	$191,002	$291,152

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,780	$1,952
Cash paid for interest	$2,089	$1,284
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster”) has operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job postings on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.
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
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under generally accepted accounting principles in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Certain reclassifications of prior year amounts have been made for consistent presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on its consolidated statements of operations and financial condition.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other Topics. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2011 and it did not have a material impact on the Company’s consolidated statements of operations and financial condition.

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

	Three Months Ended
	March 31,
(thousands of shares)	2011	2010
Basic weighted average shares outstanding	121,425	120,032
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans (1)	3,211	—

Diluted weighted average shares outstanding (1)	124,636	120,032

Weighted average anti-dilutive common stock equivalents (1)	3,327	7,433

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended March 31, 2010, those potential shares totaled 2,192, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 5,241 of out of the money anti-dilutive common stock equivalents for the three months ended March 31, 2010.

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

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	Three Months Ended March 31,
	2011	2010
Non-vested stock, included in salaries and related	$13,028	$10,124
Stock options, included in salaries and related	152	143

Total	$13,180	$10,267

During the first three months of 2011, the Company granted an aggregate of 299,000 RSAs and 69,000 RSUs to approximately 30 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through March 18, 2015, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the three months ended March 31, 2011 is $24,935.
The Company’s non-vested stock activity for the three months ended March 31, 2011 is as follows:

		Weighted
		Average Fair
		Value at Grant
(thousands of shares)	Shares	Date
Non-vested at January 1, 2011	11,299	$14.65
Granted	368	17.97
Forfeited	(390)	14.31
Vested	(1,448)	17.22

Non-vested at March 31, 2011	9,829	$14.75

As of March 31, 2011, the unrecognized compensation expense related to non-vested stock was $107,266, which is being amortized over the requisite service periods on a straight-line basis.
The Company’s stock option activity for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Contractual	Intrinsic
(thousands of shares)	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2011	2,135	$27.31
Exercised	(1)	25.25
Forfeited/expired/cancelled	(35)	35.92

Outstanding at March 31, 2011	2,099	$27.17	2.49	$3,543

Options exercisable at March 31, 2011	2,077	$27.17	2.45	$3,543

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of March 31, 2011 and the exercise price of the underlying options. During the three months ended March 31, 2011 and 2010, the aggregate intrinsic value of options exercised was $4 and $32, respectively. As of March 31, 2011, the unrecognized compensation expense for stock options was $198, which is being amortized over the requisite service periods on a straight-line basis.

5. BUSINESS COMBINATIONS
On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225,000. We acquired the HotJobs Assets, among other objectives, to expand our business in the North America online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 11). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. These costs primarily relate to professional fees and other integration costs associated with the acquisition. We do not expect to continue to incur significant integration-related costs associated with the acquisition of the HotJobs Assets.
The following table summarizes our preliminary allocation of the purchase consideration of the HotJobs Assets:

		Estimated
	Amount	Useful Lives
Unbilled accounts receivable	$12,228
Identifiable intangible assets:
Customer relationships	11,900	3 years
Trade name	10,600	9 years
Resume database	10,000	3 years
Non-competition agreement	500	3 years

Total identifiable intangible assets	33,000
Deferred revenue	(12,315)
All other net tangible assets (liabilities)	(52)
Goodwill	192,139

Total purchase price	$225,000

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2011.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$59,878	$—	$59,878
Commercial paper	—	79,136	—	79,136
Banker’s acceptances	—	8,492	—	8,492
Government bond — foreign	—	8,420	—	8,420
Foreign exchange contracts	—	304	—	304

Total Assets	$—	$156,230	$—	$156,230

Liabilities:
Lease exit liabilities	$—	$—	$15,971	$15,971

Total Liabilities	$—	$—	$15,971	$15,971

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of March 31, 2011. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property, inclusive of certain sublet assumptions.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Lease Exit
Liability
Balance, December 31, 2010	$13,913
Expense	2,998
Cash Payments	(940)

Balance, March 31, 2011	$15,971

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

7. INVESTMENTS
Marketable Securities
As of March 31, 2011 and December 31, 2010, the Company did not hold any investments in auction rate securities.
In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities previously purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. As part of the settlement agreement, the Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. Additionally, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. In January 2011, the Company received $1.1 million from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities, which is reflected in interest and other, net in the consolidated statements of operations for the quarter ended March 31, 2011.
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
The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $443 and $220 in the first quarter of 2011 and 2010, respectively, for this investment. The carrying value of the investment was $199 and $441 as of March 31, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.
In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the three months ended March 31, 2011 and 2010, the Company expended $1,007 and $1,345, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $720 and $918 as of March 31, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates. Since this equity method investment has met the income significance test, the Company has presented additional summarized financial information as of March 31, 2011 and 2010 below. Reportable financial positions and results of operations as of and for the quarters ended March 31, 2011 and 2010 attributable to the Company’s equity interest in Australia are as follows:

	March 31,
	2011	2010
Current Assets	$2,343	$1,424

Current Liabilities	$1,684	$1,334

Revenues	$1,835	$1,170

Expenses	3,057	2,637

Operating loss	(1,222)	(1,467)

Net loss	$(1,204)	$(1,458)

Income and loss in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended
	March 31,
	2011	2010
Australia	$(783)	$(950)
Finland	205	119

Loss in equity interests, net	$(578)	$(831)

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
Restructuring and other special charges and related liability balances are as follows:

			Cash	Non-Cash
	December 31, 2010	Expense	Payments	Utilization	March 31, 2011
Workforce reduction	$347	$—	$(107)	$—	$240

Consolidation of office facilities	435	—	(285)	—	150
Other costs and professional fees	120	—	(1)	—	119

Total	$902	$—	$(393)	$—	$509

9. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2011	December 31, 2010
Capitalized software costs	$228,080	$218,478
Furniture and equipment	34,216	32,004
Leasehold improvements	43,465	40,624
Computer and communications equipment	199,057	192,412

	504,818	483,518
Less: accumulated depreciation	349,918	333,371

Property and equipment, net	$154,900	$150,147

Depreciation expense was $14,372 and $14,521 for the three months ended March 31, 2011 and 2010, respectively.

10. FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.
The fair value gain position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,548 consisting of 12 different currency pairs	April 2011	304

Total Derivative Instruments			$304

	December 31, 2010
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,902 consisting of 12 different currency pairs	January 2011	666

Total Derivative Instruments			$666

During the three months ended March 31, 2011 and March 31, 2010, net gains of $0.1 million and $0.2 million, respectively, from realized net gains and changes in the fair value of our forward contracts, were recognized in interest and other, net in the consolidated statement of operations.
11. FINANCING AGREEMENTS
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5,000 payable on each anniversary of the Amendment Closing Date and the remaining $35,000 due at maturity.
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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5). As of March 31, 2011, the Company was in full compliance with its covenants.
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
In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of permitted secured indebtedness from $20,000 to $45,000.
At March 31, 2011, the utilized portion of this credit facility was $45,000 in borrowings on the term loan facility, $75,000 of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1,070 in outstanding letters of credit. During the three months ended March 31, 2011, the Company repaid $4,500 on the revolving credit facility. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $5,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of March 31, 2011 and the remaining borrowings on the term loan of $40,000 is classified as long-term. As of March 31, 2011, the entire amount of the Company’s revolving credit facility based on the maximum Consolidated Leverage Ratio was available which amounted to $173,930. At March 31, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.10%, respectively. As of March 31, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.75%.
12. COMPREHENSIVE INCOME (LOSS)
The Company’s comprehensive income (loss) is as follows:

	Three Months ended
	March 31,
	2011	2010
Net income (loss)	$78	$(24,179)
Foreign currency translation adjustment	35,396	(15,697)

Comprehensive income (loss)	$35,474	$(39,876)

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
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at March 31, 2011 and December 31, 2010 is recorded as long-term taxes payable of $96,922 and $95,390 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

14. SEGMENT AND GEOGRAPHIC DATA
The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.
Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segments) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (of which ChinaHR was formerly a part). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers — North America segment (see Note 5).
The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended
	March 31,
Revenue	2011	2010
Careers — North America	$121,032	$96,957
Careers — International	107,260	85,625
Internet Advertising & Fees	33,090	32,723

Revenue	$261,382	$215,305

	Three Months Ended
	March 31,
Operating Income (Loss)	2011	2010
Careers — North America	$16,989	$(3,772)
Careers — International	5,422	(13,412)
Internet Advertising & Fees	1,503	1,236
Corporate expenses	(22,461)	(18,926)

Operating income (loss)	$1,453	$(34,874)

	Three Months Ended
	March 31,
Depreciation and Amortization	2011	2010
Careers — North America	$8,992	$6,851
Careers — International	7,100	7,436
Internet Advertising & Fees	2,203	2,233
Corporate expenses	106	84

Depreciation and amortization	$18,401	$16,604

	Three Months Ended
	March 31,
Revenue by Geographic Region (a)	2011	2010
United States	$147,849	$124,245
Germany	24,106	15,568
Other foreign	89,427	75,492

Revenue	$261,382	$215,305

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

Total Assets by Segment	March 31, 2011	December 31, 2010
Careers — North America	$877,427	$899,171
Careers — International	772,651	690,246
Internet Advertising & Fees	186,870	182,514
Corporate	37,990	50,478
Shared assets (b)	161,507	155,593

Total assets	$2,036,445	$1,978,002

Long-lived Assets by Geographic Region (c)

	March 31, 2011	December 31, 2010
United States	$113,988	$111,255
International	40,912	38,892

Total long-lived assets	$154,900	$150,147

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

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
In February 2011, Gildersleeve Holdings LLC filed suit against the Company and ten other named defendants for allegedly infringing a patent purporting to cover certain forms of viewer specific content on websites. The lawsuit, entitled Gildersleeve Holdings LLC v. Amazon.com, et al. (Civil Action No. 11-cv-00472), is pending in the United States District Court for the Northern District of Georgia. The plaintiff seeks monetary damages, attorney’s fees, costs and injunctive relief. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2011, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2011. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
April 29, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010.
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
Our investments in our technology platform have allowed us to deliver these innovative products and services on time and on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. Additionally, in 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense(R) semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. We recently launched our innovative and proprietary semantic resume search product, Monster Power Resume Search(R) (“PRS”) to customers in North America, the United Kingdom and France. We are on track to launch PRS in Germany in the second half of 2011 and expect to rollout PRS to the Netherlands and China in the late 2011, early 2012 time frame. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. We also recently introduced 6Sense powered job search, which is changing how seekers explore, find and apply for jobs. We are now embarking on further applications of 6Sense technology, including the development of 6Sense Enterprise Suite, which will allow organizations to apply 6Sense semantic search technology to their own talent databases, whether candidates were sourced by Monster or not.
In 2007, we introduced the Career Ad Network, or CAN, the industry’s largest recruitment-focused online advertising network that now reaches on average 93 million unique passive and active seekers each month globally with over 3.6 billion job advertisement impressions per month on thousands of sites. CAN distributes our customer’s job advertisements across a broad array of targeted websites and is an effective way of expanding our customer’s pool of active and passive seekers. We offer this innovative media product to customers in North America and most major markets in Europe. During 2010, we also enhanced CAN’s capabilities which can now guide interested candidates directly from a job advertisement to the employer’s career site.

Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan. On August 24, 2010, the Company completed the acquisition of the HotJobs Assets (as defined below), which we believe will expand our market share in the North America online recruitment market. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which will enable job seekers to benefit from the increased availability of jobs and precise search capabilities and enable employers to benefit from the increased volume and quality of seeker traffic. We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and increased brand recognition around the world. We believe we are positioned to benefit from the continued secular shift towards online recruiting. In addition, through a balanced mix of investment, strategic acquisitions and disciplined operating focus and execution, we believe we can take advantage of this online migration to significantly grow our international business over the next several years.
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
Acquisition of the HotJobs Assets from Yahoo! Inc.
On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North America online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 11 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. These costs primarily relate to professional fees and other integration costs associated with the acquisition. We do not expect to continue to incur significant integration-related costs associated with the acquisition of the HotJobs Assets.

Results of Operations
Consolidated operating results as a percentage of revenue for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
Revenue	100.0%	100.0%

Salaries and related	51.9%	59.7%
Office and general	25.5%	28.9%
Marketing and promotion	22.1%	27.7%

Total operating expenses	99.4%	116.2%

Operating income (loss)	0.6%	(16.2)%
Interest and other, net	(0.2)%	(0.3)%

Income (loss) before income taxes and loss in equity interests	0.4%	(16.5)%
Provision for (benefit from) income taxes	0.1%	(5.7)%
Loss in equity interests, net	(0.2)%	(0.4)%

Net income (loss)	0.0%	(11.2)%

The Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Consolidated Revenue, Operating Expenses and Operating Income (Loss)
Consolidated revenue, operating expenses and operating income (loss) for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$261,382	100.0%	$215,305	100.0%	$46,077	21.4%

Salaries and related	135,661	51.9%	128,450	59.7%	7,211	5.6%
Office and general	66,570	25.5%	62,148	28.9%	4,422	7.1%
Marketing and promotion	57,698	22.1%	59,581	27.7%	(1,883)	(3.2)%

Operating expenses	259,929	99.4%	250,179	116.2%	9,750	3.9%

Operating income (loss)	$1,453	0.6%	$(34,874)	(16.2)%	$36,327	(104.2)%

Our consolidated revenue increased $46.1 million, or 21.4%, in the first quarter of 2011 compared to the same period of 2010, which includes $1.2 million of favorable foreign exchange impact and the first quarter of 2011 benefiting from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. Our Careers — International segment experienced a 25.3% increase in revenue and our Careers — North America segment experienced a 24.8% increase in revenue. These increases in our consolidated Careers segments were due to continuing improvements in our global business activity as well as the improvements the Company has made in the customer value proposition, including our PRS and CAN products. The first quarter of 2011 generated increased bookings (which represent the value of contractual orders received during the relevant period) of 24% on a global basis compared to the first quarter of 2010. This increase in bookings occurred in a majority of our sectors in the North America market (particularly within our e-commerce, telesales and large enterprise customer sectors), the majority of our regions in Europe (particularly in Germany, France and Sweden), as well as increases in all of our Asian markets (particularly in Korea, India and China). Our Internet Advertising & Fees revenue remained relatively flat in the first quarter of 2011 compared to the same period of 2010.
Salary and related expenses increased $7.2 million, or 5.6%, in the first quarter of 2011 compared to the same period of 2010, which includes $1.1 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with increased headcount in 2011 compared to 2010, increased variable compensation costs resulting from increased booking activity in 2011 and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased severance costs associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased $4.4 million, or 7.1%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.5 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $3.0 million of charges recorded in the current quarter relating to changes in estimated sublease assumptions for previously exited facilities as well as increased amortization of acquired intangibles relating to the HotJobs Assets. These increases were partially offset by decreased bad debt expense in 2011, primarily resulting from increased bad debt charges in 2010 relating to customers negatively impacted by the global recession, as well as $0.6 million of decreased costs associated with the acquisition of the HotJobs Assets (the Company recorded $3.8 million of integration-related expenses in the first quarter of 2011 and $4.4 million of acquisition-related expenses in the first quarter of 2010). The Company does not allocate acquisition and integration-related expenses to their reportable segments and, accordingly, these expenses were recorded as a corporate expense.
Marketing and promotion expenses decreased $1.9 million, or 3.2%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.4 million of unfavorable foreign exchange impact. This decrease in marketing and promotion was primarily related to a decrease in offline media and production costs. These decreases were partially offset by our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada, in addition to our continued expansion of our online marketing activities in Asia and in Europe.
Our consolidated operating income was $1.5 million in the first quarter of 2011, compared to an operating loss of $34.9 million in the first quarter of 2010, as a result of the factors discussed above.
Careers — North America
The operating results of our Careers — North America segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$121,032	100.0%	$96,957	100.0%	$24,075	24.8%

Salaries and related	55,039	45.5%	51,495	53.1%	3,544	6.9%
Office and general	24,210	20.0%	19,978	20.6%	4,232	21.2%
Marketing and promotion	24,794	20.5%	29,256	30.2%	(4,462)	(15.3)%

Operating expenses	104,043	86.0%	100,729	103.9%	3,314	3.3%

Operating income (loss)	$16,989	14.0%	$(3,772)	(3.9)%	$20,761	(550.4)%

Revenue in our Careers — North America segment increased $24.1 million, or 24.8%, in the first quarter of 2011 compared to the same period of 2010, with the first quarter of 2011 benefiting from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. We are continuing to see improvements in our North American business activity, with the first quarter of 2011 generating increased bookings of 29% compared to the first quarter of 2010. This increase in bookings occurred in the majority of our customer sectors, particularly our e-commerce, telesales and large enterprise sectors. We believe the increased bookings in these sectors are a result of the improvement in the North America economy as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy, including our PRS and CAN products.
Salary and related expenses increased by $3.5 million, or 6.9%, in the first quarter of 2011 compared to the same period of 2010. This increase in salaries and related expense resulted primarily from $3.7 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011, $2.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010 and $1.4 million of increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased severance costs of $3.0 million associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased by $4.2 million, or 21.2%, in the first quarter of 2011 compared to the same period of 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $2.1 million associated with the acquisition of the HotJobs Assets in addition to $1.0 million of increased consulting costs.
Marketing and promotion expenses decreased $4.5 million, or 15.3%, in the first quarter of 2011 compared to the same period of 2010. This decrease in marketing and promotion was primarily related to a decrease in offline media and production costs. These increases were partially offset by the traffic agreement the Company entered into with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
Our Careers — North America operating income was $17.0 million in the first quarter of 2011, compared to an operating loss of $3.8 million in the first quarter of 2010, as a result of the factors described above.
Careers — International
The operating results of our Careers — International segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$107,260	100.0%	$85,625	100.0%	$21,635	25.3%

Salaries and related	55,719	51.9%	55,644	65.0%	75	0.1%
Office and general	25,008	23.3%	25,229	29.5%	(221)	(0.9)%
Marketing and promotion	21,111	19.7%	18,164	21.2%	2,947	16.2%

Operating expenses	101,838	94.9%	99,037	115.7%	2,801	2.8%

Operating income (loss)	$5,422	5.1%	$(13,412)	(15.7)%	$18,834	(140.4)%

Our Careers — International segment revenue increased $21.6 million, or 25.3%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.9 million of favorable foreign exchange impact. We are continuing to see improvements in our Careers — International segment, which experienced strong bookings growth in the majority of regions in Europe (particularly in Germany, France and Sweden), as well as increases in all of our Asian markets (particularly in Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy as well as the improvements the Company has made in the customer value proposition. The Company has continued to invest in technology to diversify its product offerings and provide customers a broad array of technology-based solutions for their talent management strategy. We believe the roll-out of PRS to certain European countries during 2010, including the United Kingdom and France, the anticipated roll-out of PRS to Germany in the second half of 2011 and the launch in the Netherlands and China in the late 2011, early 2012 time frame will continue to drive new customer sales in resume search and some of our combined Career product packages.
Salary and related expenses increased $0.1 million, or 0.1%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.9 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $1.5 million of increases in stock-based compensation resulting from our broader equity and incentive programs as well as increased regular salary costs of $1.0 million. These increases were partially offset by decreased severance costs of $2.0 million associated with our targeted headcount reductions, which primarily occurred in 2010.
Office and general expenses decreased $0.2 million, or 0.9%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.4 million of unfavorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $0.5 million of decreased bad debt expense, primarily associated with increased bad debt charges recorded in 2010 relating to customers negatively impacted by the global recession.
Marketing and promotion expenses increased $2.9 million, or 16.2%, in the first quarter of 2011 compared to the same period of 2010, which includes $0.3 million of unfavorable foreign exchange impact. This increase in marketing and promotion primarily relates to our continued expansion of our online marketing activities in Asia and in Europe.
Our Careers — International operating income was $5.4 million in the first quarter of 2011, compared to an operating loss of $13.4 million in the first quarter of 2010, as a result of the factors discussed above.

Internet Advertising & Fees
The operating results of our Internet Advertising & Fees segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$33,090	100.0%	$32,723	100.0%	$367	1.1%

Salaries and related	13,267	40.1%	12,801	39.1%	466	3.6%
Office and general	6,742	20.4%	6,712	20.5%	30	0.4%
Marketing and promotion	11,578	35.0%	11,974	36.6%	(396)	(3.3)%

Operating expenses	31,587	95.5%	31,487	96.2%	100	0.3%

Operating income	$1,503	4.5%	$1,236	3.8%	$267	21.6%

Revenue in our Internet Advertising & Fees segment increased $0.4 million, or 1.1%, in the first quarter of 2011 compared to the same period of 2010. The increase was attributed to our continued strength in our display business which was partially offset by a decline in our military recruitment business. We are continuing to focus on diversifying our client base for our advertising business and on improving the results of our clients’ advertising programs.
Operating expenses increased $0.1 million, or 0.3%, in the first quarter of 2011 compared to the same period in 2010. The increase in operating expenses primarily resulted from $0.8 million of increased regular salary costs, $0.5 million of increased variable compensation costs for the Company’s sales force and $0.2 million of increased occupancy costs. These increases were partially offset by decreased severance costs of $0.9 million associated with our targeted headcount reductions, which primarily occurred in 2010, in addition to a decrease of $0.5 million relating to online media advertising.
Our Internet Advertising & Fees operating income was $1.5 million in the first quarter of 2011, compared to operating income of $1.2 million in the first quarter of 2010, as a result of the factors discussed above.
Interest and Other, net
Interest and other, net, for the three months ended March 31, 2011 and 2010 resulted in an expense of $0.4 million and $0.7 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The reduced expense in interest and other, net, of $0.3 million resulted primarily from higher auction rate securities gains in the first quarter of 2011, partially offset by higher interest expense in the first quarter of 2011, primarily relating to the funding of the acquisition of the HotJobs Assets.
Income Taxes
Income taxes for the three months ended March 31, 2011 and 2010 are as follows:

(dollars in thousands)	2011	2010	$ Change	% Change
Income (loss) before income taxes and loss in equity interests	$1,012	$(35,527)	$36,539	(102.8)%
Provision for (benefit from) income taxes	356	(12,179)	12,535	(102.9)%
Effective tax rate	35.2%	34.3%
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

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at March 31, 2011 and December 31, 2010 is recorded as long-term taxes payable of $96.9 million and $95.4 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.
Loss in Equity Interests, Net
Loss in equity interests, net, for the three months ended March 31, 2011 and 2010 was $0.6 million and $0.8 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.
Net Income (Loss)
Our consolidated net income was $0.1 million in the first quarter of 2011, compared to net loss of $24.2 million in the first quarter of 2010, as a result of the factors discussed above.
Diluted Income (Loss) Per Share
Diluted income per share in the first quarter of 2011 was $0.00 compared to diluted loss per share of $0.20 in the first quarter of 2010. Diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010 was 124.6 million shares and 120.0 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.
Financial Condition
The following tables detail our cash and cash equivalents:

	March 31,	December 31,	Change
(dollars in thousands)	2011	2010	$	%
Cash and cash equivalents	$191,002	$163,169	$27,833	17.1%

Percentage of total assets	9.4%	8.2%

As of March 31, 2011, we had cash and cash equivalents of $191.0 million, compared to $163.2 million as of December 31, 2010. Our increase in cash and cash equivalents of $27.8 million in the first three months of 2011 primarily resulted from $49.4 million provided by operating activities in addition to $5.9 million related to effects of exchange rates. These increases were partially offset by $16.5 million of capital expenditures in addition to $11.6 million of net cash used in financing activities.

Cash Flows
Consolidated cash flows for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,	March 31,	Change
(dollars in thousands)	2011	2010	$	%

Cash provided by operating activities	$49,420	$36,216	$13,204	36.5%

Cash used for investing activities	(15,901)	(6,247)	(9,654)	154.5%

Cash used for financing activities	(11,573)	(6,332)	(5,241)	82.8%
Effect of exchange rates on cash	5,887	(7,932)	13,819	(174.2)%
Cash provided by operating activities was $49.4 million for the three months ended March 31, 2011, an increase of $13.2 million from the $36.2 million of cash provided by operating activities for the three months ended March 31, 2010. This increase in cash provided by operating activities resulted primarily from increased cash flows due to a net income of $0.1 million in 2011 compared to a loss of $24.2 million for 2010, in addition to the impact of deferred income taxes of $10.7 million. These increases were partially offset by $24.5 million of reduced cash flows provided by working capital items in 2011, primarily resulting from changes in accounts payable and other, prepaid and other and accounts receivable, partially offset by deferred revenue.
Cash used for investing activities was $15.9 million for the three months ended March 31, 2011, an increase of $9.7 million from cash used for investing activities of $6.2 million for the three months ended March 31, 2010. This increase is primarily a result of an increase in capital expenditures of $7.9 million in addition to a decrease in the sale of marketable securities of $2.3 million.
Cash used for financing activities was $11.6 million for the three months ended March 31, 2011, an increase of $5.2 million from cash used for financing activities of $6.3 million for the three months ended March 31, 2010. This increase is primarily a result of the Company repaying $4.5 million of borrowings on credit facilities in addition to $0.7 million relating to tax withholdings for restricted stock awards and units.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.
Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2010 and 2011 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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

Credit Facility
In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5.0 million payable on each anniversary of the Amendment Closing Date and the remaining $35.0 million due at maturity.
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
The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). As of March 31, 2011, the Company was in full compliance with its covenants.
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
In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of permitted secured indebtedness from $20.0 million to $45.0 million.
At March 31, 2011, the utilized portion of this credit facility was $45.0 million in borrowings on the term loan facility, $75.0 million of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1.1 million in outstanding letters of credit. During the three months ended March 31, 2011, the Company repaid $4.5 million on the revolving credit facility. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $5.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of March 31, 2011 and the remaining borrowings on the term loan of $40.0 million is classified as long-term. As of March 31, 2011, the entire amount of the Company’s revolving credit facility based on the maximum Consolidated Leverage Ratio was available which amounted to $173.9 million. At March 31, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.10%, respectively. As of March 31, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.75%.

Acquisition of the HotJobs Assets from Yahoo! Inc.
On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North America online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.
Income Taxes
Thus far in 2011, we have incurred tax losses and have not paid significant taxes in the United States due to the availability of tax loss carryforwards. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.
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
Share Repurchase Plan
As of March 31, 2011, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.
Fair Value Measurement
The Company values its assets and liabilities using the methods of fair value as described in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2011.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$59,878	$—	$59,878
Commercial paper	—	79,136	—	79,136
Banker’s acceptances	—	8,492	—	8,492
Government bond — foreign	—	8,420	—	8,420
Foreign exchange contracts	—	304	—	304

Total Assets	$—	$156,230	$—	$156,230

Liabilities:
Lease exit liabilities	$—	$—	$15,971	$15,971

Total Liabilities	$—	$—	$15,971	$15,971

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of March 31, 2011. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property, inclusive of certain sublet assumptions.
The changes in the fair value of the Level 3 assets and liabilities are as follows:

Lease Exit
Liability
(in thousands)
Balance, December 31, 2010	$13,913
Expense	2,998
Cash Payments	(940)

Balance, March 31, 2011	$15,971

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facility and term loan (see Note 11 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q), which approximates fair value due to market interest rates.

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
Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. In accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) which was effective January 1, 2011, revenue associated with multiple element contracts is based on the selling price hierarchy, which includes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available and then the best estimate of selling price if neither VSOE or TPE is available. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
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
We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of March 31, 2011, none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.
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
Equity Investments
Gains and losses in equity interest for the three months ended March 31, 2011, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on its consolidated statements of operations and financial condition.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other Topics. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2011 and it did not have a material impact on the Company’s consolidated statements of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Foreign Exchange Risk
During the three months ended March 31, 2011, revenue from our international operations accounted for 43% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening U.S. dollar in the first quarter of 2011 positively impacted reported revenue by approximately $1.2 million and negatively impacted reported operating income by approximately $0.7 million, compared to the first three months of 2010.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at March 31, 2011 of $183.4 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.2 million, $18.3 million and $36.7 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2011, our cumulative translation adjustment account increased $35.4 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro, British Pound, Korean Won and Swedish Krona.
Interest Rate Risk
Credit Facility
As of March 31, 2011, our debt was comprised primarily of borrowings under our credit facility. The interest rates under our credit facility may be reset due to fluctuation in a market-based index, such as the federal funds rate, the 1-month LIBOR rate or the credit facility’s administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facility was fully drawn during the first three months of 2011, we would have had $295.0 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our quarterly pre-tax earnings by approximately $0.7 million for the three months ended March 31, 2011. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on March 31, 2011, we would have had $121.1 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.3 million for the three months ended March 31, 2011. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bonds that mature within six months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.4 million for the three months ended March 31, 2011.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matter discussed below, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations. For a discussion of certain other legal proceedings disclosed in the Company’s prior reports, see Note 15, Legal Matters, in the Notes to Consolidated Financial Statements of this Form 10-Q.
In February 2011, Gildersleeve Holdings LLC filed suit against the Company and ten other named defendants for allegedly infringing a patent purporting to cover certain forms of viewer specific content on websites. The lawsuit, entitled Gildersleeve Holdings LLC v. Amazon.com, et al. (Civil Action No. 11-cv-00472), is pending in the United States District Court for the Northern District of Georgia. The plaintiff seeks monetary damages, attorney’s fees, costs and injunctive relief. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A., Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit
Number	Description

10.1	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.

10.2	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)
Dated: April 29, 2011	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: April 29, 2011	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.

10.2	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.