Form 10-Q
period 2011-06-30
MONSTER WORLDWIDE INC
filed 2011-07-28
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2011
Common Stock	129,180,260

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$269,696	$214,917	$531,078	$430,222

Salaries and related	132,213	114,966	267,874	243,416
Office and general	61,971	56,906	128,541	119,054
Marketing and promotion	58,524	46,925	116,222	106,506

Total operating expenses	252,708	218,797	512,637	468,976

Operating income (loss)	16,988	(3,880)	18,441	(38,754)
Interest and other, net	(511)	901	(952)	248

Income (loss) before income taxes and loss in equity interests	16,477	(2,979)	17,489	(38,506)
Provision for (benefit from) income taxes	5,441	(829)	5,797	(13,008)
Loss in equity interests, net	(50)	(807)	(628)	(1,638)

Net income (loss)	$10,986	$(2,957)	$11,064	$(27,136)

Basic income (loss) per share	$0.09	$(0.02)	$0.09	$(0.23)

Diluted income (loss) per share	$0.09	$(0.02)	$0.09	$(0.23)

Weighted average shares outstanding:
Basic	122,200	120,701	121,815	120,367
Diluted	124,386	120,701	124,513	120,367

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,034	$163,169
Accounts receivable, net of allowance for doubtful accounts of $5,475 and $5,420	323,726	346,751
Prepaid and other	84,744	75,451

Total current assets	607,504	585,371

Goodwill	1,157,724	1,122,951
Property and equipment, net	158,178	150,147
Intangibles, net	58,788	66,184
Investment in unconsolidated affiliates	1,545	1,359
Other assets	47,816	51,990

Total assets	$2,031,555	$1,978,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,419	$36,569
Accrued expenses and other current liabilities	165,066	176,400
Deferred revenue	382,835	376,448
Current portion of long-term debt and borrowings under credit facilities	82,129	84,500
Income taxes payable	21,209	12,907

Total current liabilities	685,658	686,824

Long-term income taxes payable	96,443	95,390
Deferred income taxes	6,004	17,186
Long-term debt, less current portion	40,000	40,000
Other long-term liabilities	11,966	9,952

Total liabilities	840,071	849,352

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 137,553 and 135,834 shares, respectively; outstanding: 122,830 and 121,113 shares, respectively	138	136
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,434,095	1,424,815
Accumulated deficit	(348,402)	(359,466)
Accumulated other comprehensive income	105,653	63,165

Total stockholders’ equity	1,191,484	1,128,650

Total liabilities and stockholders’ equity	$2,031,555	$1,978,002

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
Cash flows provided by operating activities:
Net income (loss)	$11,064	$(27,136)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,454	32,296
Provision for doubtful accounts	1,437	1,547
Non-cash compensation	25,437	21,144
Deferred income taxes	(10,547)	(17,585)
Loss on disposal of assets	—	144
Loss in equity interests, net	628	1,638
Gains on auction rate securities	(1,732)	(2,104)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	29,046	34,561
Prepaid and other	(4,703)	(612)
Deferred revenue	(3,029)	(15,057)
Accounts payable, accrued liabilities and other	(7,566)	14,078

Total adjustments	66,425	70,050

Net cash provided by operating activities	77,489	42,914

Cash flows used for investing activities:
Capital expenditures	(32,788)	(20,475)
Cash funded to equity investee	(1,815)	(2,900)
Sales and maturities of marketable securities and other	1,732	14,534
Dividends received from unconsolidated investee	443	220

Net cash used for investing activities	(32,428)	(8,621)

Cash flows used for financing activities:
Proceeds from borrowings on credit facilities short-term	2,126	—
Payments on borrowings on credit facilities short-term	(4,500)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(13,872)	(9,215)
Proceeds from the exercise of employee stock options	23	66

Net cash used for financing activities	(16,223)	(9,149)

Effects of exchange rates on cash	7,027	(11,862)
Net increase in cash and cash equivalents	35,865	13,282
Cash and cash equivalents, beginning of period	163,169	275,447

Cash and cash equivalents, end of period	$199,034	$288,729

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,965	$7,201
Cash paid for interest	$3,950	$2,196

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster”) has operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, South America and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. Under the new standard, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. The Company is still determining if it will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. We do not expect this standard to have any material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on our consolidated statements of operations and financial condition.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)	2011	2010	2011	2010
Basic weighted average shares outstanding	122,200	120,701	121,815	120,367
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans (1)	2,186	—	2,698	—

Diluted weighted average shares outstanding (1)	124,386	120,701	124,513	120,367

Weighted average anti-dilutive common stock equivalents (1)	3,508	7,068	3,418	7,384

(1)

For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended June 30, 2010, those potential shares totaled 1,393, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 5,675 of out of the money anti-dilutive common stock equivalents. For the six months ended June 30, 2010, those potential shares totaled 1,793, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 5,591 of out of the money anti-dilutive common stock equivalents.

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

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-vested stock, included in salaries and related	$12,161	$10,744	$25,189	$20,868
Stock options, included in salaries and related	96	133	248	276

Total	$12,257	$10,877	$25,437	$21,144

The Company capitalized $1,174 of stock-based compensation in the six months ended June 30, 2011.

During the first six months of 2011, the Company granted an aggregate of 443,000 RSAs and 119,000 RSUs to approximately 59 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through June 8, 2015, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the six months ended June 30, 2011 is $42,131. The Company’s non-vested stock activity for the six months ended June 30, 2011 is as follows:

	September 30,	September 30,
(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2011	11,299	$14.65
Granted	562	17.03
Forfeited	(758)	20.08
Vested	(2,699)	15.61

Non-vested at June 30, 2011	8,404	$14.72

As of June 30, 2011, the unrecognized compensation expense related to non-vested stock was $92,887, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.8 years.

The Company’s stock option activity for the six months ended June 30, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,135	$27.31
Exercised	(1)	25.25
Forfeited/expired/cancelled	(250)	16.78

Outstanding at June 30, 2011	1,884	$26.12	2.42	$1,949

Options exercisable at June 30, 2011	1,861	$26.10	2.36	$1,949

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of June 30, 2011 and the exercise price of the underlying options. During the six months ended June 30, 2011 and 2010, the aggregate intrinsic value of options exercised was $4 and $52, respectively. As of June 30, 2011, the unrecognized compensation expense for stock options was $144, which is being amortized over the requisite service periods on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 0.7 years.

5. BUSINESS COMBINATIONS

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. We acquired the HotJobs Assets, among other objectives, to expand our business in the North America online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 10). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. Consideration for the acquisition was $225,000 in cash. The Company recorded $192,135 of goodwill, $33,000 of intangible assets, $12,191 of unbilled accounts receivable, $12,274 of deferred revenue and $52 of all other net tangible liabilities. In the three months ended March 31, 2011, the Company incurred $4,600 of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company during the three months ended June 30, 2011 and the Company does not expect to incur any integration costs during future periods.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the six months ended June 30, 2011 and June 30, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,497	$—	$55,497
Commercial paper	—	86,010	—	86,010
Bankers' acceptance	—	8,507	—	8,507
Government bond - foreign	—	8,710	—	8,710
Foreign exchange contracts	—	601	—	601

Total Assets	$—	$159,325	$—	$159,325

Liabilities:
Lease exit liabilities	$—	$—	$14,889	$14,889

Total Liabilities	$—	$—	$14,889	$14,889

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property, inclusive of certain sublet assumptions.

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability
	Six Months Ended June 30,
	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	2,998	700
Cash Payments	(2,022)	(6,465)

Balance, End of Period	$14,889	$19,347

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 10), which approximates fair value due to market interest rates.

7. INVESTMENTS

Marketable Securities

As of June 30, 2011 and December 31, 2010, the Company did not hold any investments in auction rate securities.

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities previously purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. As part of the settlement agreement, the Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. Additionally, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. The Company received $1,732 and $1,120 in the six months ended June 30, 2011 and June 30, 2010, respectively, from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The amounts received from RBC are reflected in interest and other, net in the consolidated statements of operations.

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $443 and $220 in the first quarter of 2011 and 2010, respectively, from this investment. The carrying value of the investment was $394 and $441 as of June 30, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the six months ended June 30, 2011 and 2010, the Company expended $1,815 and $2,900, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $1,151 and $918 as of June 30, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income and loss in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Australia	$(246)	$(918)	$(1,029)	$(1,868)
Finland	196	111	401	230

Loss in equity interests, net	$(50)	$(807)	$(628)	$(1,638)

8. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30,	September 30,
	June 30, 2011	December 31, 2010
Capitalized software costs	$237,345	$218,478
Furniture and equipment	35,395	32,004
Leasehold improvements	47,682	40,624
Computer and communications equipment	202,770	192,412

	523,192	483,518
Less: accumulated depreciation	365,014	333,371

Property and equipment, net	$158,178	$150,147

Depreciation expense was $29,424 and $28,303 for the six months ended June 30, 2011 and June 30, 2010, respectively.

9. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value gain position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at June 30, 2011 and December 31, 2010 are as follows:

	September 30,	September 30,	September 30,
	June 30, 2011
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$69,710 consisting of 13 different currency pairs	July - August 2011	601

Total Derivative Instruments			$601

	December 31, 2010
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,902 consisting of 12 different currency pairs	January 2011	666

Total Derivative Instruments			$666

During the six months ended June 30, 2011 and June 30, 2010, net gains of $168 and $105, respectively, from realized net gains and changes in the fair value of our forward contracts, were recognized in interest and other, net in the consolidated statement of operations.

10. FINANCING AGREEMENTS

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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5). As of June 30, 2011, the Company was in full compliance with its covenants.

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

At June 30, 2011, the utilized portion of this credit facility was $45,000 in borrowings on the term loan facility, $75,000 of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1,110 in outstanding letters of credit. In the first quarter of 2011, the Company repaid $4,500 on the revolving credit facility. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $80,000 of the total borrowings, is classified as short-term on the consolidated balance sheet as of June 30, 2011 and the remaining borrowings on the term loan of $40,000 is classified as long-term. As of June 30, 2011, the entire amount of the Company’s revolving credit facility based on the maximum Consolidated Leverage Ratio was available which amounted to $173,890. At June 30, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.07%, respectively. As of June 30, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.44%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company, that provides for maximum borrowings of $7,416. The credit facility has a maximum tenure of one year and the lender can terminate the facility at any time and demand immediate payment. The Company may prepay these loans and accrued interest with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2011, the Company was in full compliance with its covenants. As of June 30, 2011, the interest rate on these borrowings was 6.435%, the utilized portion was $2,129, which is classified as short-term on the consolidated balance sheet as of June 30, 2011, and $5,287 was available to be utilized by the Company.

11. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$10,986	$(2,957)	$11,064	$(27,136)
Foreign currency translation adjustment	7,092	(27,862)	42,488	(43,559)

Comprehensive income (loss)	$18,078	$(30,819)	$53,552	$(70,695)

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

Due to settlement of a tax examination during the three months ended June 30, 2011, the Company recognized $1,456 of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $947. The Company also reversed accrued interest related to unrecognized tax benefits of $832, which on a net of tax basis impacted the effective tax rate by $541. The total benefit reflected in the second quarter of 2011 tax provision due to reversals of tax and interest was $1,488.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term taxes payable of $96,443 and $95,390, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

13. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.

Primarily resulting from the acquisition of ChinaHR.com Holdings, Limited in October 2008, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segments) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (of which ChinaHR was formerly a part). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers — North America segment (see Note 5).

The following tables present the Company’s operations by reportable segment and by geographic region:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Careers – North America	$122,565	$96,948	$243,597	$193,905
Careers – International	113,452	86,860	220,712	172,484
Internet Advertising & Fees	33,679	31,109	66,769	63,833

Revenue	$269,696	$214,917	$531,078	$430,222

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income (Loss)
Careers – North America	$16,002	$17,454	$32,991	$13,682
Careers – International	10,257	(4,536)	15,679	(17,948)
Internet Advertising & Fees	1,862	546	3,365	1,782
Corporate expenses	(11,133)	(17,344)	(33,594)	(36,270)

Operating Income (Loss)	$16,988	$(3,880)	$18,441	$(38,754)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and Amortization
Careers – North America	$9,350	$6,490	$18,342	$13,341
Careers – International	7,319	6,979	14,419	14,415
Internet Advertising & Fees	2,249	2,135	4,452	4,368
Corporate expenses	135	88	241	172

Depreciation and Amortization	$19,053	$15,692	$37,454	$32,296

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue by Geographic Region (a)
United States	$149,355	$122,568	$297,204	$246,813
Germany	24,749	16,731	48,855	32,299
Other foreign	95,592	75,618	185,019	151,110

Revenue	$269,696	$214,917	$531,078	$430,222

	September 30,	September 30,
	June 30, 2011	December 31, 2010
Total Assets by Segment
Careers – North America	$858,567	$899,171
Careers – International	803,037	690,246
Internet Advertising & Fees	181,881	182,514
Corporate	28,825	50,478
Shared assets (b)	159,245	155,593

Total Assets	$2,031,555	$1,978,002

	June 30, 2011	December 31, 2010
Long-Lived Assets by Geographic Region (c)
United States	$114,937	$111,255
International	43,241	38,892

Total Long-Lived Assets	$158,178	$150,147

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)

Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

(c)	Total long-lived assets include property and equipment, net.

14. LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), is pending in the United States District Court for the Eastern District of Texas, and there are thirty-four other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorneys’ fees and other costs and injunctive relief. In June 2011, the matter was resolved and the Company expects that the lawsuit will be dismissed with prejudice.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. Subsequently, the Court dismissed the action on the basis that it could not be brought as one lawsuit against multiple defendants. In June 2011, plaintiff re-commenced the action against the Company on an individual basis. The lawsuit, entitled EIT Holdings LLP v. Monster Worldwide, Inc. (Civil Action No. - 5:11-cv-02472-RMW), is pending in the United States District Court for the Northern District of California. The plaintiff seeks monetary damages, pre- and post-judgment interest, and attorneys’ fees. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In February 2011, Gildersleeve Holdings LLC filed suit against the Company and ten other named defendants for allegedly infringing a patent purporting to cover certain forms of viewer specific content on websites. The lawsuit, entitled Gildersleeve Holdings LLC v. Amazon.com, et al. (Civil Action No. 11-cv-00472), is pending in the United States District Court for the Northern District of Georgia. The plaintiff seeks monetary damages, attorneys’ fees, costs and injunctive relief. In June 2011, the matter was resolved and the lawsuit was dismissed with prejudice.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2011, and the related consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

July 28, 2011

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

Overview

Monster is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 55 countries around the world. We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and cost effectively deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice. Our services and solutions include searchable job advertisements, resume database access, recruitment media solutions through our advertising network and partnerships, and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites. Employers pay to advertise available jobs and recruitment related services, search our resume database, and access other career-related services.

Our investments in our technology platform have allowed us to continue delivering innovative products and services on a global basis. Over the last few years, we consolidated several technology systems and created a platform that is more secure, scalable and redundant. Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the perceived growth prospects fit our long-term strategic growth plan.

In June 2011, to further extend our global reach and leverage the world’s most popular global social network, we launched BeKnown™, a professional network application available on the Facebook platform. This application allows Facebook members in 35 countries throughout North America, Europe, South America, Africa and Australia and in 19 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

On August 24, 2010, the Company completed the acquisition of the HotJobs Assets (as defined below), which we believe will expand our market share in the North America online recruitment market. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which enables job seekers to benefit from the increased availability of jobs and precise search capabilities, and enable employers to benefit from the increased volume and quality of seeker traffic. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement is expected to significantly increase our reach in North America. Separately, we formed a multi-country relationship with Yahoo! across Latin America to bring career opportunities and resources to Yahoo! users, employers and job-seekers. We are now Yahoo!’s exclusive provider of career and job content in key markets across Latin America.

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize semantic search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense(r) semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search(r) (“PRS”) has been available to customers in North America since late 2009, and more recently to customers in the United Kingdom and France. We launched PRS in Germany in June 2011, and expect to rollout PRS in the Netherlands and China in the future. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. We also introduced 6Sense powered job search, which has changed how seekers explore, find and apply for jobs. We are now embarking on further applications of 6Sense technology, including the recent launch of our 6Sense Enterprise Suite product named SeeMore™, which will allow our customers to utilize our patented semantic search technology on their own talent databases.

In 2007, we introduced the Career Ad Network, or CAN, the industry’s largest recruitment-focused online advertising network that now reaches on average 115 million unique passive and active seekers each month globally with over 7.4 billion job advertisement impressions per month on thousands of sites. CAN distributes our customer’s job advertisements across a broad array of targeted websites and is an effective way of expanding our customer’s pool of active and passive seekers. We offer this innovative media product to customers in North America and most major markets in Europe. CAN is also available in Australia and Brazil, and we expect to expand the offering into Latin America and Asia.

We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and broadened product portfolio, increased brand recognition around the world, and the continued secular shift towards online recruiting. Through a balanced mix of investments, strategic acquisitions and disciplined operating focus and execution, we believe Monster Careers can take advantage of this global market opportunity over the next several years.

Our Internet, Advertising and Fees business operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives. Our goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. We monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online. Beginning in the third quarter of 2011, the Company will no longer engage in the arbitrage lead generation business due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business.

Acquisition of the HotJobs Assets from Yahoo! Inc.

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc., Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. The purchase price for the HotJobs Assets was $225.0 million. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 10 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company during the three months ended June 30, 2011 and the Company does not expect to incur any integration costs during future periods.

Results of Operations

Consolidated operating results as a percentage of revenue for the three and six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	49.0%	53.5%	50.4%	56.6%
Office and general	23.0%	26.5%	24.2%	27.7%
Marketing and promotion	21.7%	21.8%	21.9%	24.8%

Total operating expenses	93.7%	101.8%	96.5%	109.0%

Operating income (loss)	6.3%	(1.8)%	3.5%	(9.0)%
Interest and other, net	(0.2)%	0.4%	(0.2)%	0.1%

Income (loss) before income taxes and loss in equity interests	6.1%	(1.4)%	3.3%	(9.0)%
(Provision for) benefit from income taxes	(2.0)%	0.4%	(1.1)%	3.0%
Loss in equity interests, net	(0.0)%	(0.4)%	(0.1)%	(0.4)%

Net income (loss)	4.1%	(1.4)%	2.1%	(6.3)%

The Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the three months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$269,696	100.0%	$214,917	100.0%	$54,779	25.5%

Salaries and related	132,213	49.0%	114,966	53.5%	17,247	15.0%
Office and general	61,971	23.0%	56,906	26.5%	5,065	8.9%
Marketing and promotion	58,524	21.7%	46,925	21.8%	11,599	24.7%

Operating expenses	252,708	93.7%	218,797	101.8%	33,911	15.5%

Operating income (loss)	$16,988	6.3%	$(3,880)	(1.8)%	$20,868	(537.8)%

Our consolidated revenue increased $54.8 million, or 25.5%, in the second quarter of 2011 compared to the same period of 2010. Our Careers — International segment experienced a 30.6% increase, which includes $10.8 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France and the Netherlands, and in Asia including Korea, India and China. Our Careers — North America segment experienced a 26.4% increase, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, staffing and newspaper sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue increased 8.3% in the second quarter of 2011 compared to the same period of 2010 due to our display and recruitment media business, which was partially offset by our lead generation business. Overall bookings (which represent the value of contractual orders received during the relevant period) in the second quarter of 2011 increased 26% on a global basis compared to the same period of 2010. The Company has continued to invest in technology to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy.

Salary and related expenses increased $17.2 million, or 15.0%, in the second quarter of 2011 compared to the same period of 2010, which includes $5.7 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with increased headcount in 2011 compared to 2010, an increase in variable compensation costs as a result of booking activity in 2011 and increased stock-based compensation resulting from our broader equity and incentive programs, partially offset by a reversal of a previously accrued payroll tax liability.

Office and general expenses increased $5.1 million, or 8.9%, in the second quarter of 2011 compared to the same period of 2010, which includes $1.7 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased amortization of acquired intangibles relating to the HotJobs Assets as well as increased depreciation expense associated with increased capital expenditures as we continue to invest in product development. These increases were offset by a partial reversal of a previously recorded contingency resulting from a legal settlement recorded in the three months ended June 30, 2010, as well as decreased professional fees in 2011 primarily relating to the HotJobs acquisition.

Marketing and promotion expenses increased $11.6 million, or 24.7%, in the second quarter of 2011 compared to the same period of 2010, which includes $1.8 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses was primarily related to our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada, in addition to our focus on brand awareness in Europe, Asia and South America.

Our consolidated operating income was $17.0 million in the second quarter of 2011, compared to an operating loss of $3.9 million in the second quarter of 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the three months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$122,565	100.0%	$96,948	100.0%	$25,617	26.4%

Salaries and related	55,287	45.1%	43,815	45.2%	11,472	26.2%
Office and general	25,428	20.7%	19,496	20.1%	5,932	30.4%
Marketing and promotion	25,848	21.1%	16,183	16.7%	9,665	59.7%

Operating expenses	106,563	86.9%	79,494	82.0%	27,069	34.1%

Operating income	$16,002	13.1%	$17,454	18.0%	$(1,452)	(8.3)%

Revenue in our Careers — North America segment increased $25.6 million, or 26.4%, in the second quarter of 2011 compared to the same period of 2010, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, staffing and newspaper sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in the second quarter of 2011 increased 26% compared to the same period of 2010. The Company has continued to invest in product development to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy.

Salary and related expenses increased $11.5 million, or 26.2%, in the second quarter of 2011 compared to the same period of 2010. This increase in salaries and related expenses resulted primarily from $5.3 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011 as well as $5.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010.

Office and general expenses increased $5.9 million, or 30.4%, in the second quarter of 2011 compared to the same period of 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $2.1 million associated with the acquisition of the HotJobs Assets, $1.1 million of increased professional fees and $0.7 million of additional depreciation expense associated with increased capital expenditures as we continue to invest in product development.

Marketing and promotion expenses increased $9.7 million, or 59.7%, in the second quarter of 2011 compared to the same period of 2010. This increase in marketing and promotion expenses was primarily related to our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

Our Careers — North America operating income was $16.0 million in the second quarter of 2011, compared to operating income of $17.5 million in the second quarter of 2010, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the three months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$113,452	100.0%	$86,860	100.0%	$26,592	30.6%

Salaries and related	57,325	50.5%	50,851	58.5%	6,474	12.7%
Office and general	24,620	21.7%	22,367	25.8%	2,253	10.1%
Marketing and promotion	21,250	18.7%	18,178	20.9%	3,072	16.9%

Operating expenses	103,195	91.0%	91,396	105.2%	11,799	12.9%

Operating income (loss)	$10,257	9.0%	$(4,536)	(5.2)%	$14,793	(326.1)%

Our Careers — International segment revenue increased $26.6 million, or 30.6%, in the second quarter of 2011 compared to the same period of 2010, which includes $10.8 million of favorable foreign exchange impact, mainly due to growth in Europe, including Germany, France and the Netherlands, and in Asia including Korea, India and China. The increase in our Careers — International segment was due to the further adoption of the Company’s broadened product portfolio and the improved international economic environment. Our Careers — International bookings in the second quarter of 2011 increased 35% compared to the same period of 2010. We launched PRS in Germany in June 2011, and expect to rollout PRS in the Netherlands and China in the future.

Salary and related expenses increased $6.5 million, or 12.7%, in the second quarter of 2011 compared to the same period of 2010, which includes $5.2 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $3.7 million of increased regular salary costs associated with increased headcount in 2011 compared to 2010, which was partially offset by the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $2.3 million, or 10.1%, in the second quarter of 2011 compared to the same period of 2010, which includes $1.4 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from 2010 including a partial reversal of a previously recorded contingency resulting from a legal settlement, partially offset by $0.5 million of decreased occupancy costs.

Marketing and promotion expenses increased $3.1 million, or 16.9%, in the second quarter of 2011 compared to the same period of 2010, which includes $1.8 million of unfavorable foreign exchange impact. The increase in marketing and promotion expenses primarily relates to our focus on brand awareness in Europe, Asia and South America.

Our Careers — International operating income was $10.3 million in the second quarter of 2011, compared to an operating loss of $4.5 million in the second quarter of 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$33,679	100.0%	$31,109	100.0%	$2,570	8.3%

Salaries and related	13,497	40.1%	11,945	38.4%	1,552	13.0%
Office and general	6,890	20.5%	6,198	19.9%	692	11.2%
Marketing and promotion	11,430	33.9%	12,420	39.9%	(990)	(8.0)%

Operating expenses	31,817	94.5%	30,563	98.2%	1,254	4.1%

Operating income	$1,862	5.5%	$546	1.8%	$1,316	241.0%

Revenue in our Internet Advertising & Fees segment increased $2.6 million, or 8.3%, in the second quarter of 2011 compared to the same period of 2010. The increase was attributed to our display and recruitment media business, which was partially offset by our lead generation business.

Operating expenses increased $1.3 million, or 4.1%, in the second quarter of 2011 compared to the same period in 2010. The increase in operating expenses primarily resulted from $0.9 million of increased variable compensation costs for the Company’s sales force as well as $0.7 million of increased regular salary costs.

Our Internet Advertising & Fees operating income was $1.9 million in the second quarter of 2011, compared to operating income of $0.5 million in the second quarter of 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended June 30, 2011 and 2010 resulted in an expense of $0.5 million and income of $0.9 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.4 million resulted primarily from lower auction rate securities gains in the second quarter of 2011 and higher interest expense in the second quarter of 2011 primarily relating to the funding of the acquisition of the HotJobs Assets.

Income Taxes

Income taxes for the three months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Income (loss) before income taxes	$16,477	$(2,979)	$19,456	653.1%
Income taxes	5,441	(829)	6,270	756.3%
Effective tax rate	33.0%	27.8%

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

Due to settlement of a tax examination during the quarter ended June 30, 2011, the Company recognized $1.5 million of previously unrecognized tax benefits, which on a net of tax basis, impacted the effective tax rate by $1.0 million. The Company also reversed accrued interest related to unrecognized tax benefits of $0.8 million which, on a net of tax basis, impacted the effective tax rate by $0.5 million. The total benefit reflected in the second quarter of 2011 tax provision due to reversals of tax and interest was $1.5 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at June 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term taxes payable of $96.4 million and $95.4 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended June 30, 2011 and 2010 was $0.1 million and $0.8 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income (Loss)

Our consolidated net income was $11.0 million in the second quarter of 2011, compared to net loss of $3.0 million in the second quarter of 2010, as a result of the factors discussed above.

Diluted Income (Loss) Per Share

Diluted income per share in the second quarter of 2011 was $0.09 compared to diluted loss per share of $0.02 in the second quarter of 2010. Diluted weighted average shares outstanding for the three months ended June 30, 2011 and 2010 was 124.4 million shares and 120.7 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$531,078	100.0%	$430,222	100.0%	$100,856	23.4%

Salaries and related	267,874	50.4%	243,416	56.6%	24,458	10.0%
Office and general	128,541	24.2%	119,054	27.7%	9,487	8.0%
Marketing and promotion	116,222	21.9%	106,506	24.8%	9,716	9.1%

Operating expenses	512,637	96.5%	468,976	109.0%	43,661	9.3%

Operating income (loss)	$18,441	3.5%	$(38,754)	(9.0)%	$57,195	(147.6)%

Our consolidated revenue increased $100.9 million, or 23.4%, in the first six months of 2011 compared to the same period of 2010. Our Careers — International segment experienced a 28.0% increase, which includes $11.7 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France and Sweden, and in Asia including Korea, India and China. Our Careers — North America segment experienced a 25.6% increase, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, staffing and newspaper sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue increased 4.6% in the first six months of 2011 compared to the same period of 2010 due to our display and recruitment media business, which was partially offset by our lead generation business. Overall bookings in the first six months of 2011 increased 25% on a global basis compared to the same period of 2010. The Company has continued to invest in product development to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy. We launched PRS in Germany in June 2011, and expect to rollout PRS in the Netherlands and China in the future.

Salary and related expenses increased $24.5 million, or 10.0%, in the first six months of 2011 compared to the same period of 2010, which includes $6.8 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with increased headcount in 2011 compared to 2010, increased variable compensation costs resulting from increased booking activity in 2011 and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased severance costs associated with our targeted headcount reductions, which primarily occurred in 2010, as well as the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $9.5 million, or 8.0%, in the first six months of 2011 compared to the same period of 2010, which includes $2.1 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased amortization of acquired intangibles relating to the HotJobs Assets, charges relating to changes in estimated sublease assumptions for previously exited facilities, in addition to depreciation expense associated with increased capital expenditures as we continue to invest in product development. These increases were partially offset by decreased professional fees in 2011 primarily relating to the acquisition of the HotJobs Assets.

Marketing and promotion expenses increased $9.7 million, or 9.1%, in the first six months of 2011 compared to the same period of 2010, which includes $2.2 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses was primarily related to our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada, in addition to our focus on brand awareness in Europe, Asia and South America. These increases were partially offset by a decrease in our offline media costs.

Our consolidated operating income was $18.4 million in the first six months of 2011, compared to an operating loss of $38.8 million in the first six months of 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$243,597	100.0%	$193,905	100.0%	$49,692	25.6%

Salaries and related	110,326	45.3%	95,311	49.2%	15,015	15.8%
Office and general	49,638	20.4%	39,473	20.4%	10,165	25.8%
Marketing and promotion	50,642	20.8%	45,439	23.4%	5,203	11.5%

Operating expenses	210,606	86.5%	180,223	92.9%	30,383	16.9%

Operating income	$32,991	13.5%	$13,682	7.1%	$19,309	141.1%

Revenue in our Careers — North America segment increased $49.7 million, or 25.6%, in the first six months of 2011 compared to the same period of 2010, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, staffing and newspaper sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired in the third quarter of 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in the first six months of 2011 increased 28% compared to the same period of 2010.

Salary and related expenses increased $15.0 million, or 15.8%, in the first six months of 2011 compared to the same period of 2010. This increase in salaries and related expenses resulted primarily from $8.9 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011 as well as $7.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010. These increases were partially offset by decreased severance costs of $2.9 million associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased $10.2 million, or 25.8%, in the first six months of 2011 compared to the same period of 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $4.2 million associated with the acquisition of the HotJobs Assets, $2.0 million of increased professional fees, in addition to $0.8 million of additional depreciation expense associated with increased capital expenditures as we continue to invest in product development.

Marketing and promotion expenses increased $5.2 million, or 11.5%, in the first six months of 2011 compared to the same period of 2010. This increase in marketing and promotion expenses was primarily related to our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This increase was partially offset by a decrease in our offline media costs.

Our Careers — North America operating income was $33.0 million in the first six months of 2011, compared to operating income of $13.7 million in the first six months of 2010, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$220,712	100.0%	$172,484	100.0%	$48,228	28.0%

Salaries and related	113,044	51.2%	106,495	61.7%	6,549	6.1%
Office and general	49,628	22.5%	47,595	27.6%	2,033	4.3%
Marketing and promotion	42,361	19.2%	36,342	21.1%	6,019	16.6%

Operating expenses	205,033	92.9%	190,432	110.4%	14,601	7.7%

Operating income (loss)	$15,679	7.1%	$(17,948)	(10.4)%	$33,627	(187.4)%

Our Careers — International segment revenue increased $48.2 million, or 28.0%, in the first six months of 2011 compared to the same period of 2010, which includes $11.7 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France and Sweden, and in Asia including Korea, India and China. The increase in our Careers — International segment was due to the further adoption of the Company’s broadened product portfolio and the improved international economic environment. Our Careers —International bookings in the first six months of 2011 increased 31% compared to the same period of 2010.

Salary and related expenses increased $6.5 million, or 6.1%, in the first six months of 2011 compared to the same period of 2010, which includes $5.9 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $7.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010 as well as $2.1 million of increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased severance costs of $2.0 million associated with our targeted headcount reductions, which primarily occurred in 2010, as well as 2011 including the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $2.0 million, or 4.3%, in the first six months of 2011 compared to the same period of 2010, which includes $1.7 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $0.8 million of increase professional fees in addition to 2010 including a partial reversal of a previously recorded contingency resulting from a legal settlement.

Marketing and promotion expenses increased $6.0 million, or 16.6%, in the first six months of 2011 compared to the same period of 2010, which includes $2.1 million of unfavorable foreign exchange impact. The increase in marketing and promotion expenses primarily relates to our focus on brand awareness in Europe, Asia and South America.

Our Careers — International operating income was $15.7 million in the first six months of 2011, compared to an operating loss of $17.9 million in the first six months of 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$66,769	100.0%	$63,833	100.0%	$2,936	4.6%

Salaries and related	26,764	40.1%	24,746	38.8%	2,018	8.2%
Office and general	13,632	20.4%	12,910	20.2%	722	5.6%
Marketing and promotion	23,008	34.5%	24,395	38.2%	(1,387)	(5.7)%

Operating expenses	63,404	95.0%	62,051	97.2%	1,353	2.2%

Operating income	$3,365	5.0%	$1,782	2.8%	$1,583	88.8%

Revenue in our Internet Advertising & Fees segment increased $2.9 million, or 4.6%, in the first six months of 2011 compared to the same period of 2010. The increase was attributed to our display and recruitment media business, which was partially offset by a decline in our lead generation business.

Operating expenses increased $1.4 million, or 2.2%, in the first six months of 2011 compared to the same period in 2010. The increase in operating expenses primarily resulted from $1.5 million of increased regular salary costs and $1.4 million of increased variable compensation costs for the Company’s sales force. These increases were partially offset by decreased expenses for online media.

Our Internet Advertising & Fees operating income was $3.4 million in the first six months of 2011, compared to operating income of $1.8 million in the first six months of 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the six months ended June 30, 2011 and 2010 resulted in an expense of $1.0 million and income of $0.2 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.2 million resulted primarily from higher interest expense in the first six months of 2011, primarily relating to the funding of the acquisition of the HotJobs Assets, as well as lower gains on auction rate securities in the first six months of 2011.

Income Taxes

Income taxes for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Income (loss) before income taxes	$17,489	$(38,506)	$55,995	145.4%
Income taxes	5,797	(13,008)	18,805	144.6%
Effective tax rate	33.1%	33.8%

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

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at June 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term taxes payable of $96.4 million and $95.4 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the six months ended June 30, 2011 and 2010 was $0.6 million and $1.6 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income (Loss)

Our consolidated net income was $11.1 million in the first six months of 2011, compared to net loss of $27.1 million in the first six months of 2010, as a result of the factors discussed above.

Diluted Income (Loss) Per Share

Diluted income per share in the first half of 2011 was $0.09 compared to diluted loss per share of $0.23 in the first half of 2010. Diluted weighted average shares outstanding for the six months ended June 30, 2011 and 2010 was 124.5 million shares and 120.4 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Financial Condition

The following tables detail our cash and cash equivalents:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	Change
(dollars in thousands)			$	%
Cash and cash equivalents and marketable securities	$199,034	$163,169	$35,865	22.0%

Percentage of total assets	9.8%	8.2%

As of June 30, 2011, we had cash and cash equivalents of $199.0 million, compared to $163.2 million as of December 31, 2010. Our increase in cash and cash equivalents of $35.9 million in the first half of 2011 primarily resulted from $77.5 million provided by operating activities, partially offset by $32.8 million of capital expenditures as well as $16.2 million of net cash used in financing activities.

Cash Flows

Consolidated cash flows for the six months ended June 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011	June 30, 2010	Change
(dollars in thousands)			$	%
Cash provided by operating activities	$77,489	$42,914	$34,575	80.6%
Cash used for investing activities	(32,428)	(8,621)	(23,807)	276.2%
Cash used for financing activities	(16,223)	(9,149)	(7,074)	77.3%
Effect of exchange rates on cash	7,027	(11,862)	18,889	(159.2)%

Cash provided by operating activities was $77.5 million for the six months ended June 30, 2011, an increase of $34.6 million from the $42.9 million of cash provided by operating activities for the six months ended June 30, 2010. This increase in cash provided by operating activities resulted primarily from increased cash flows due to a net income of $11.1 million in 2011 compared to a loss of

$27.1 million for 2010, the impact of deferred income taxes of $7.0 million as well as increased depreciation and amortization of $5.2 million. These increases were partially offset by $19.2 million of reduced cash flows provided by working capital items in 2011, primarily resulting from changes in accounts payable, accounts receivable and prepaid and other, partially offset by deferred revenue.

Cash used for investing activities was $32.4 million for the six months ended June 30, 2011, an increase of $23.8 million from cash used for investing activities of $8.6 million for the six months ended June 30, 2010. This increase is primarily a result of a decrease in the sale of marketable securities of $12.8 million as well as an increase in capital expenditures of $12.3 million in 2011.

Cash used for financing activities was $16.2 million for the six months ended June 30, 2011, an increase of $7.1 million from cash used for financing activities of $9.1 million for the six months ended June 30, 2010. This increase is primarily related to an increase of $4.7 million relating to tax withholdings for restricted stock awards and units as well as $2.4 million of increased net repayments of short term borrowings under our credit facilities.

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

Credit Facilities

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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). As of June 30, 2011, the Company was in full compliance with its covenants.

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

At June 30, 2011, the utilized portion of this credit facility was $45.0 million in borrowings on the term loan facility, $75.0 million of borrowings on the revolving credit facility, primarily relating to the funding of the acquisition of the HotJobs Assets, and $1.1 million in outstanding letters of credit. In the first quarter of 2011, the Company repaid $4.5 million on the revolving credit facility. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $80.0 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of June 30, 2011 and the remaining borrowings on the term loan of $40.0 million is classified as long-term. As of June 30, 2011, the entire amount of the Company’s revolving credit facility based on the maximum Consolidated Leverage Ratio was available which amounted to $173.4 million. At June 30, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.07%, respectively. As of June 30, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.44%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company, that provides for maximum borrowings of $7.4 million. The credit facility has a maximum tenure of one year and the lender can terminate the facility at any time and demand immediate payment. The Company may prepay these loans and accrued interest with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2011, the Company was in full compliance with its covenants. As of June 30, 2011, the interest rate on these borrowings was 6.435%, the utilized portion was $2.1 million, which is classified as short-term on the consolidated balance sheet as of June 30, 2011, and $5.3 million was available to be utilized by the Company.

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

Income Taxes

Thus far in 2011, the Company has not paid significant taxes in the United States due to the availability of tax loss carryforwards. The Company expects to resume paying taxes in the United States during the third and fourth quarters of 2011. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

Share Repurchase Plan

As of June 30, 2011, we have no authorization to purchase shares of our Common Stock under any share repurchase plan.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the six months ended June 30, 2011 and June 30, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,497	$—	$55,497
Commercial paper	—	86,010	—	86,010
Bankers’ acceptance	—	8,507	—	8,507
Government bond - foreign	—	8,710	—	8,710
Foreign exchange contracts	—	601	—	601

Total Assets	$—	$159,325	$—	$159,325

Liabilities:
Lease exit liabilities	$—	$—	$14,889	$14,889

Total Liabilities	$—	$—	$14,889	$14,889

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property, inclusive of certain sublet assumptions.

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability (in thousands)
	Six Months Ended June 30,
	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	2,998	700
Cash Payments	(2,022)	(6,465)

Balance, End of Period	$14,889	$19,347

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 10 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q), which approximates fair value due to market interest rates.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media services and other career-related services. We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. In accordance with ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) which was effective January 1, 2011, revenue associated with multiple element contracts is based on the selling price hierarchy, which includes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available and then the best estimate of selling price if neither VSOE or TPE is available. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Our debt consists of borrowings under our credit facilities, which approximates fair value due to market interest rates.

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

We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of June 30, 2011, none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.

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

Equity Investments

Gains and losses in equity interest for the six months ended June 30, 2011, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income. Under the new standard, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. The Company is still determining if it will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. We do not expect this standard to have any material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on our consolidated statements of operations and financial condition.

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

Foreign Exchange Risk

During the three months ended June 30, 2011, revenue from our international operations accounted for 45% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening U.S. dollar in the three months ended June 30, 2011 positively impacted reported revenue by approximately $11.2 million and positively impacted reported operating income by approximately $1.9 million, compared to the three months ended June 30, 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at June 30, 2011 of $190.4 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $9.5 million, $19.0 million and $38.1 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2011, our cumulative translation adjustment account increased $7.1 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro, British Pound, Korean Won, Chinese Renminbi, and Swedish Krona.

Interest Rate Risk

Credit Facilities

As of June 30, 2011, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility and borrowings of our subsidiary in China under an unsecured uncommitted revolving credit facility that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facility was fully drawn during the second quarter of 2011, we would have had $302.4 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended June 30, 2011. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on June 30, 2011, we would have had $123.2 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.3 million for the three months ended June 30, 2011. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.5 million for the three months ended June 30, 2011.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), is pending in the United States District Court for the Eastern District of Texas, and there are thirty-four other defendants named in the plaintiff’s original complaint. The plaintiff seeks monetary damages, attorneys’ fees and other costs and injunctive relief. In June 2011, the matter was resolved and the Company expects that the lawsuit will be dismissed with prejudice.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. Subsequently, the Court dismissed the action on the basis that it could not be brought as one lawsuit against multiple defendants. In June 2011, plaintiff re-commenced the action against the Company on an individual basis. The lawsuit, entitled EIT Holdings LLP v. Monster Worldwide, Inc. (Civil Action No. - 5:11-cv-02472-RMW), is pending in the United States District Court for the Northern District of California. The plaintiff seeks monetary damages, pre- and post-judgment interest, and attorneys’ fees. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In February 2011, Gildersleeve Holdings LLC filed suit against the Company and ten other named defendants for allegedly infringing a patent purporting to cover certain forms of viewer specific content on websites. The lawsuit, entitled Gildersleeve Holdings LLC v. Amazon.com, et al. (Civil Action No. 11-cv-00472), is pending in the United States District Court for the Northern District of Georgia. The plaintiff seeks monetary damages, attorneys’ fees, costs and injunctive relief. In June 2011, the matter was resolved and the lawsuit was dismissed with prejudice.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: July 28, 2011	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: July 28, 2011	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.