Form 10-Q
period 2011-09-30
MONSTER WORLDWIDE INC
filed 2011-10-27
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2011
Common Stock	128,827,601

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$259,048	$228,842	$790,126	$659,064

Salaries and related	129,308	119,297	397,182	362,713
Office and general	57,483	63,272	186,024	182,326
Marketing and promotion	46,527	51,661	162,749	158,167
Release of ChinaHR escrowed funds	(17,400)	—	(17,400)	—
Restructuring charges	2,004	—	2,004	—

Total operating expenses	217,922	234,230	730,559	703,206

Operating income (loss)	41,126	(5,388)	59,567	(44,142)
Interest and other, net	(1,478)	(1,286)	(2,430)	(1,038)

Income (loss) before income taxes and loss in equity interests	39,648	(6,674)	57,137	(45,180)
Provision for (benefit from) income taxes	7,453	(1,823)	13,250	(14,831)
Loss in equity interests, net	(368)	(873)	(996)	(2,511)

Net income (loss)	$31,827	$(5,724)	$42,891	$(32,860)

Basic income (loss) per share	$0.26	$(0.05)	$0.35	$(0.27)

Diluted income (loss) per share	$0.26	$(0.05)	$0.34	$(0.27)

Weighted average shares outstanding:
Basic	122,991	120,796	122,212	120,509
Diluted	123,972	120,796	124,338	120,509

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321,801	$163,169
Accounts receivable, net of allowance for doubtful accounts of $5,487 and $5,420	298,778	346,751
Prepaid and other	83,506	75,451

Total current assets	704,085	585,371

Goodwill	1,137,074	1,122,951
Property and equipment, net	155,642	150,147
Intangibles, net	54,759	66,184
Investment in unconsolidated affiliates	1,643	1,359
Other assets	42,107	51,990

Total assets	$2,095,310	$1,978,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,168	$36,569
Accrued expenses and other current liabilities	155,539	176,400
Deferred revenue	354,029	376,448
Current portion of long-term debt and borrowings under credit facilities	187,771	84,500
Income taxes payable	13,544	12,907

Total current liabilities	744,051	686,824

Long-term income taxes payable	98,164	95,390
Deferred income taxes	8,696	17,186
Long-term debt, less current portion	35,000	40,000
Other long-term liabilities	11,838	9,952

Total liabilities	897,749	849,352

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 137,806 and 135,834 shares, respectively; outstanding: 123,085 and 121,113 shares, respectively	138	136
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,440,027	1,424,815
Accumulated deficit	(316,575)	(359,466)
Accumulated other comprehensive income	73,971	63,165

Total stockholders’ equity	1,197,561	1,128,650

Total liabilities and stockholders’ equity	$2,095,310	$1,978,002

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities:
Net income (loss)	$42,891	$(32,860)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,298	48,778
Provision for doubtful accounts	2,452	2,036
Non-cash compensation	34,431	34,677
Deferred income taxes	(6,562)	(26,094)
Loss on disposal of assets	—	163
Loss in equity interests, net	996	2,511
Gains on auction rate securities	(1,732)	(2,415)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	47,696	13,279
Prepaid and other	(2,361)	108
Deferred revenue	(24,931)	(2,586)
Accounts payable, accrued liabilities and other	(24,163)	23,927

Total adjustments	82,124	94,384

Net cash provided by operating activities	125,015	61,524

Cash flows used for investing activities:
Capital expenditures	(45,433)	(36,656)
Cash funded to equity investee	(2,559)	(4,424)
Sales and maturities of marketable securities and other	1,732	22,995
Payments for acquisitions and intangible assets, net of cash acquired	—	(225,000)
Dividends received from unconsolidated investee	443	220

Net cash used for investing activities	(45,817)	(242,865)

Cash flows provided by financing activities:
Proceeds from borrowings on credit facilities short-term	107,725	90,000
Payments on borrowings on term loan and credit facilities	(9,500)	(5,000)
Tax withholdings related to net share settlements of restricted stock awards and units	(16,876)	(9,804)
Proceeds from the exercise of employee stock options	23	66

Net cash provided by financing activities	81,372	75,262

Effects of exchange rates on cash	(1,938)	(2,655)
Net increase (decrease) in cash and cash equivalents	158,632	(108,734)
Cash and cash equivalents, beginning of period	163,169	275,447

Cash and cash equivalents, end of period	$321,801	$166,713

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,682	$10,729
Cash paid for interest	$6,342	$4,195

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

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment. The new standard amends the guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on our consolidated financial statements.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of shares)	2011	2010	2011	2010
Basic weighted average shares outstanding	122,991	120,796	122,212	120,509
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans (1)	981	—	2,126	—

Diluted weighted average shares outstanding (1)	123,972	120,796	124,338	120,509

Weighted average anti-dilutive common stock equivalents (1)	6,706	10,259	4,514	7,097

(1)

For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended September 30, 2010, those potential shares totaled 1,477, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 8,782 of out of the money anti-dilutive common stock equivalents. For the nine months ended September 30, 2010, those potential shares totaled 1,718, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 5,379 of out of the money anti-dilutive common stock equivalents.

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

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-vested stock, included in salaries and related	$8,899	$13,398	$34,088	$34,266
Stock options, included in salaries and related	95	135	343	411

Total	$8,994	$13,533	$34,431	$34,677

During the nine months ended September 30, 2011, the Company capitalized $1,710 of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

During the first nine months of 2011, the Company granted an aggregate of 741,000 RSAs and 160,000 RSUs to approximately 70 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through September 20, 2015, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the nine months ended September 30, 2011 is $51,609. The Company’s non-vested stock activity for the nine months ended September 30, 2011 is as follows:

	September 30,	September 30,
(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2011	11,299	$14.65
Granted	901	14.33
Forfeited	(1,295)	13.73
Vested	(3,083)	16.74

Non-vested at September 30, 2011	7,822	$13.94

As of September 30, 2011, the unrecognized compensation expense related to non-vested stock was $74,465, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.7 years.

The Company’s stock option activity for the nine months ended September 30, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,135	$27.31
Exercised	(1)	25.25
Forfeited/expired/cancelled	(481)	12.71

Outstanding at September 30, 2011	1,653	$24.30	2.46	$31

Options exercisable at September 30, 2011	1,631	$24.25	2.37	$31

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of September 30, 2011 and the exercise price of the underlying options. During the nine months ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised was $4 and $52, respectively. As of September 30, 2011, the unrecognized compensation expense for stock options was $89, which is being amortized over the requisite service periods on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 0.4 years.

5. BUSINESS COMBINATIONS

HotJobs

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

The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 10). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. Consideration for the acquisition was $225,000 in cash. The Company recorded $192,144 of goodwill, $33,000 of intangible assets, $12,171 of unbilled accounts receivable, $12,263 of deferred revenue and $52 of all other net tangible liabilities. In the three months ended March 31, 2011, the Company incurred $4,600 of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011 and the Company does not expect to incur any integration costs during future periods.

ChinaHR Escrow

On October 8, 2008, the Company’s Careers — International segment completed the acquisition of the remaining 55.6% ownership interest in ChinaHR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”) not already owned by the Company. Consideration for the acquisition was approximately $167,000 in cash, net of cash acquired. A portion of the purchase price was placed into escrow to secure the sellers’ obligation to indemnify the Company for any breaches of the representations and warranties made by the sellers. During the three months ended September 30, 2011, the Company received $17,400 in cash, net of professional fees reimbursed to the Company, relating to the release of the ChinaHR escrowed funds, which is recorded in the consolidated statements of operations for the three and nine months ended September 30, 2011. The reimbursed professional fees were recorded as a reduction to office and general expenses in the consolidated statements of operations for the three and nine months ended September 30, 2011.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the nine months ended September 30, 2011 and September 30, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$89,970	$—	$—	$89,970
Bank time deposits	—	28,709	—	28,709
Commercial paper	—	119,588	—	119,588
Bankers’ acceptance	—	7,447	—	7,447
Government bond — foreign	—	9,616	—	9,616

Total Assets	$89,970	$165,360	$—	$255,330

Liabilities:
Foreign exchange contracts	$—	$2,083	$—	$2,083
Lease exit liabilities	—	—	14,828	14,828

Total Liabilities	$—	$2,083	$14,828	$16,911

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

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

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability
	Nine Months Ended September 30,
	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	3,540	700
Cash Payments	(2,625)	(7,860)

Balance, End of Period	$14,828	$17,952

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

7. INVESTMENTS

Marketable Securities

As of September 30, 2011 and December 31, 2010, the Company did not hold any investments in auction rate securities.

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities previously purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. As part of the settlement agreement, the Company will receive certain additional monies from RBC if, within a certain time period of the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. Additionally, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. The Company received $1,732 and $1,420 in the nine months ended September 30, 2011 and 2010, respectively, from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The amounts received from RBC are reflected in interest and other, net in the consolidated statements of operations.

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $443 and $220 in the first quarter of 2011 and 2010, respectively, from this investment. The carrying value of the investment was $539 and $441 as of September 30, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the nine months ended September 30, 2011 and 2010, the Company expended $2,559 and $4,424, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $1,104 and $918 as of September 30, 2011 and December 31, 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income (loss) in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Australia	$(513)	$(969)	$(1,542)	$(2,837)
Finland	145	96	546	326

Loss in equity interests, net	$(368)	$(873)	$(996)	$(2,511)

8. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Capitalized software costs	$243,986	$218,478
Furniture and equipment	33,973	32,004
Leasehold improvements	48,677	40,624
Computer and communications equipment	203,248	192,412

	529,884	483,518
Less: accumulated depreciation	374,242	333,371

Property and equipment, net	$155,642	$150,147

Depreciation expense was $44,423 and $42,278 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

9. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	September 30,	September 30,
	September 30, 2011
	Notional Balance	Maturity Date	Accrued Expenses and Other Current Liabilities
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$67,518 consisting of 15 different currency pairs	October - November 2011	2,083

Total Derivative Instruments			$2,083

	December 31, 2010
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,902 consisting of 12 different currency pairs	January 2011	666

Total Derivative Instruments			$666

The amounts of unrealized and realized net losses and changes in the fair value of our forward contracts are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
Amount of Unrealized and Realized Net Losses and Changes in the Fair Value of Forward Contracts
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Unrealized and Realized Net Losses and Changes in the Fair Value of Forward Contracts	2011	2010	2011	2010
Foreign currency exchange forwards	Interest and other, net	$ (222)	$ (343)	$ (54)	$ (238)

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

The Amended Credit Agreement provided for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in the Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 5). As of September 30, 2011, the Company was in full compliance with its covenants.

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

At September 30, 2011, the utilized portion of this credit facility was $40,000 in borrowings on the term loan facility, $176,500 of borrowings on the revolving credit facility, and $1,108 in outstanding letters of credit. During the nine months ended September 30, 2011, the Company drew down $96,500 under its revolving credit facility primarily due to continuing uncertainty in the global credit markets. Additionally, in the third quarter of 2011, the Company repaid $5,000 on its term loan. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $181,500 of the total borrowings, is classified as short-term on the consolidated balance sheet as of September 30, 2011 and the remaining borrowings on the term loan of $35,000 is classified as long-term. As of September 30, 2011, based on the calculation of the maximum Consolidated Leverage Ratio, $72,392 of the Company’s revolving credit facility was available. At September 30, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.06%, respectively. As of September 30, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.46%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7,380. The credit facility has a maximum tenure of one year and the lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of September 30, 2011, the Company was in full compliance with its covenants. As of September 30, 2011, the interest rate on these borrowings was 6.67%, the utilized portion was $6,271, which is classified as short-term on the consolidated balance sheet as of September 30, 2011, and $1,109 was available to be utilized by the Company.

11. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$31,827	$(5,724)	$42,891	$(32,860)
Foreign currency translation adjustment	(31,682)	48,408	10,806	4,849

Comprehensive income (loss)	$145	$42,684	$53,697	$(28,011)

12. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof.

Due to the release of escrowed funds in the amount of $17,400 associated with the ChinaHR acquisition (see Note 5 above) during the three months ended September 30, 2011, the Company’s effective tax rate decreased as the transaction is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock for tax purposes. Additionally, due to settlement of a tax examination during the three months ended June 30, 2011, the Company recognized $1,456 of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $947. The Company also reversed accrued interest related to unrecognized tax benefits of $832, which on a net of tax basis impacted the effective tax rate by $541. The total benefit reflected in the nine months ended September 30, 2011 due to reversals of tax and interest was $1,488.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $98,164 and $95,390, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

13. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.

Primarily resulting from the acquisition of ChinaHR in October 2008, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segments) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers — International operating segment (of which ChinaHR was formerly a part). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers — International and Careers — China operating segments into one reportable segment: Careers — International. See Note 1 for a description of the Company’s reportable segments. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers — North America segment (see Note 5).

The following tables present the Company’s operations by reportable segment and by geographic region:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Careers – North America	$123,160	$107,229	$366,757	$301,134
Careers – International	114,091	86,683	334,803	259,168
Internet Advertising & Fees	21,797	34,930	88,566	98,762

Revenue	$259,048	$228,842	$790,126	$659,064

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income (Loss)
Careers – North America	$21,434	$18,773	$54,425	$32,455
Careers – International	10,400	(5,882)	26,079	(23,830)
Internet Advertising & Fees	395	1,880	3,760	3,662
Corporate	8,897	(20,159)	(24,697)	(56,429)

Operating Income (Loss)	$41,126	$(5,388)	$59,567	$(44,142)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation and Amortization
Careers – North America	$9,276	$7,161	$27,618	$20,502
Careers – International	7,219	7,087	21,638	21,501
Internet Advertising & Fees	2,198	2,136	6,650	6,504
Corporate	151	98	392	271

Depreciation and Amortization	$18,844	$16,482	$56,298	$48,778

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restructuring Charges
Careers – North America	$—	$—	$—	$—
Careers – International	323	—	323	—
Internet Advertising & Fees	1,681	—	1,681	—
Corporate	—	—	—	—

Restructuring Charges	$2,004	$—	$2,004	$—

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue by Geographic Region (a)
United States	$138,832	$136,834	$436,036	$383,648
Germany	25,012	18,343	73,867	50,642
Other foreign	95,204	73,665	280,223	224,774

Revenue	$259,048	$228,842	$790,126	$659,064

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Total Assets by Segment
Careers – North America	$848,237	$899,171
Careers – International	803,565	690,246
Internet Advertising & Fees	172,343	182,514
Corporate	117,884	50,478
Shared assets (b)	153,281	155,593

Total Assets	$2,095,310	$1,978,002

Long-Lived Assets by Geographic Region (c)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
United States	$112,738	$111,255
International	42,904	38,892

Total Long-Lived Assets	$155,642	$150,147

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)

Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

(c)	Total long-lived assets include property and equipment, net.

14. LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows.

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), was brought in the United States District Court for the Eastern District of Texas, and there were thirty-four other defendants named in the plaintiff’s original complaint. The plaintiff sought monetary damages, attorneys’ fees and other costs and injunctive relief. In June 2011, the matter was resolved and in August 2011, the lawsuit was dismissed with prejudice.

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

15. SUBSEQUENT EVENTS

Stock Buyback Program

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2011, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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
October 27, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; risks related to our foreign operations; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under Part I, “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010.

Overview

Monster is the premier global online employment solution provider, inspiring people to improve their lives, with a presence in approximately 55 countries around the world. We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and cost effectively deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice. Our services and solutions include searchable job advertisements, resume database access, recruitment media solutions through our advertising network and partnerships, and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to advertise available jobs and recruitment related services, search our resume database, and access other career-related services.

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

In June 2011, to further extend our global reach and leverage the world’s most popular global social network, we launched BeKnown™, a professional network application available on the Facebook platform. This application allows Facebook members in 36 countries throughout North America, Europe, South America, Australia and India and in 19 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

On August 24, 2010, the Company completed the acquisition of the HotJobs Assets (as defined below), which we believe will expand our market share in the North America online recruitment market. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which enables job seekers to benefit from the increased availability of jobs and precise search capabilities, and enable employers to benefit from the increased volume and quality of seeker traffic. Concurrent with the closing of the acquisition, Monster and Yahoo!, Inc. (“Yahoo!”) entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement is expected to significantly increase our reach in North America. Separately, we formed a multi-country relationship with Yahoo! across Latin America to bring career opportunities and resources to Yahoo! users, employers and job-seekers. We are now Yahoo!’s exclusive provider of career and job content in key markets across Latin America.

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

We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and broadened product portfolio, increased brand recognition around the world, and the continued secular shift towards online recruiting. Through a balanced mix of investments, strategic acquisitions and disciplined operating focus and execution, we believe Monster Career’s segments can take advantage of this global market opportunity over the next several years.

Our Internet, Advertising and Fees business operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives. Our goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. We monetize this web traffic through lead generation, display advertising and other consumer related products. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online. Beginning in the third quarter of 2011, the Company no longer engages in the arbitrage lead generation business due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business.

Acquisition of the HotJobs Assets from Yahoo! Inc.

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo!, Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. The purchase price for the HotJobs Assets was $225.0 million. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 10 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011 and the Company does not expect to incur any integration costs during future periods.

Results of Operations

Consolidated operating results as a percentage of revenue for the three and nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	49.9%	52.1%	50.3%	55.0%
Office and general	22.2%	27.6%	23.5%	27.7%
Marketing and promotion	18.0%	22.6%	20.6%	24.0%
Release of ChinaHR escrowed funds	(6.7)%	0.0%	(2.2)%	0.0%
Restructuring charges	0.8%	0.0%	0.3%	0.0%

Total operating expenses	84.1%	102.4%	92.5%	106.7%

Operating income (loss)	15.9%	(2.4)%	7.5%	(6.7)%
Interest and other, net	(0.6)%	(0.6)%	(0.3)%	(0.2)%

Income (loss) before income taxes and loss in equity interests	15.3%	(2.9)%	7.2%	(6.9)%
(Provision for) benefit from income taxes	(2.9)%	0.8%	(1.7)%	2.3%
Loss in equity interests, net	(0.1)%	(0.4)%	(0.1)%	(0.4)%

Net income (loss)	12.3%	(2.5)%	5.4%	(5.0)%

The Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$259,048	100.0%	$228,842	100.0%	$30,206	13.2%

Salaries and related	129,308	49.9%	119,297	52.1%	10,011	8.4%
Office and general	57,483	22.2%	63,272	27.6%	(5,789)	(9.1)%
Marketing and promotion	46,527	18.0%	51,661	22.6%	(5,134)	(9.9)%
Release of ChinaHR escrowed funds	(17,400)	(6.7)%	—	0.0%	(17,400)	n/a
Restructuring charges	2,004	0.8%	—	0.0%	2,004	n/a

Total operating expenses	217,922	84.1%	234,230	102.4%	(16,308)	(7.0)%

Operating income (loss)	$41,126	15.9%	$(5,388)	(2.4)%	$46,514	863.3%

Our consolidated revenue increased $30.2 million, or 13.2%, in the third quarter of 2011 compared to the same period of 2010. Our Careers — International segment experienced a 31.6% increase, which includes $9.1 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France, Sweden and the Netherlands, and in Asia including China, Korea and India. Our Careers — North America segment experienced a 14.9% increase, due to increased growth within our staffing, newspaper and government sectors, in addition to increased business activity from our enterprise customers. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue decreased 37.6% in the third quarter of 2011 compared to the same period of 2010. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business due to the lack of profitability in such business and in light of new regulations. This decrease was partially offset by an increase in our display business. Overall bookings (which represent the value of contractual orders received during the relevant period), excluding amounts related to our arbitrage lead generation business in the third quarter of 2010, increased 20% on a global basis compared to the same period of 2010. The Company has continued to invest in technology to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy.

Salary and related expenses increased $10.0 million, or 8.4%, in the third quarter of 2011 compared to the same period of 2010, which includes $4.3 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with increased headcount in 2011 compared to 2010 and an increase in variable compensation costs resulting from our booking activity in 2011, partially offset by a decrease in stock-based compensation expense.

Office and general expenses decreased $5.8 million, or 9.1%, in the third quarter of 2011 compared to the same period of 2010, which includes $1.3 million of unfavorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased professional fees relating to the HotJobs acquisition, partially offset by increases in amortization of acquired intangibles relating to the HotJobs Assets as well as increased depreciation expense associated with our recent increase in capital expenditures.

Marketing and promotion expenses decreased $5.1 million, or 9.9%, in the third quarter of 2011 compared to the same period of 2010, which includes $1.4 million of unfavorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business, partially offset by our traffic agreement with Yahoo!, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada as well as our expenses related to our focus on brand awareness in Europe and Asia.

In the third quarter of 2011, we received $17.4 million in cash, net of professional fees reimbursed to the Company, from escrowed funds relating to the ChinaHR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”) acquisition.

In the third quarter of 2011, we incurred $2.0 million of restructuring charges, comprised mainly of severance costs, resulting from the Company no longer engaging in the arbitrage lead generation business within the Internet, Advertising and Fees segment and the decision to cease operations within one country in the Careers — International segment.

Our consolidated operating income was $41.1 million in the third quarter of 2011, compared to an operating loss of $5.4 million in the third quarter of 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$123,160	100.0%	$107,229	100.0%	$15,931	14.9%

Salaries and related	54,412	44.2%	48,062	44.8%	6,350	13.2%
Office and general	24,943	20.3%	21,347	19.9%	3,596	16.8%
Marketing and promotion	22,371	18.2%	19,047	17.8%	3,324	17.5%

Total operating expenses	101,726	82.6%	88,456	82.5%	13,270	15.0%

Operating income	$21,434	17.4%	$18,773	17.5%	$2,661	14.2%

Revenue in our Careers — North America segment increased $15.9 million, or 14.9%, in the third quarter of 2011 compared to the same period of 2010, due to increased growth within our staffing, newspaper and government sectors, in addition to increased business activity from our enterprise customers. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in the third quarter of 2011 increased 17% compared to the same period of 2010. The Company has continued to invest in product development to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy.

Salary and related expenses increased $6.4 million, or 13.2%, in the third quarter of 2011 compared to the same period of 2010. This increase in salaries and related expenses resulted primarily from $4.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010 as well as $3.6 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011. These increases were partially offset by a decrease in stock-based compensation expense of $0.9 million.

Office and general expenses increased $3.6 million, or 16.8%, in the third quarter of 2011 compared to the same period of 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $1.5 million associated with the acquisition of the HotJobs Assets, $0.7 million of increased professional fees and $0.6 million of additional depreciation expense associated with our recent increase in capital expenditures.

Marketing and promotion expenses increased $3.3 million, or 17.5%, in the third quarter of 2011 compared to the same period of 2010. This increase in marketing and promotion expenses resulted primarily from our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

Our Careers — North America operating income was $21.4 million in the third quarter of 2011, compared to operating income of $18.8 million in the third quarter of 2010, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$114,091	100.0%	$86,683	100.0%	$27,408	31.6%

Salaries and related	57,345	50.3%	50,600	58.4%	6,745	13.3%
Office and general	25,082	22.0%	23,887	27.6%	1,195	5.0%
Marketing and promotion	20,941	18.4%	18,078	20.9%	2,863	15.8%
Restructuring charges	323	0.3%	—	0.0%	323	n/a

Total operating expenses	103,691	90.9%	92,565	106.8%	11,126	12.0%

Operating income (loss)	$10,400	9.1%	$(5,882)	(6.8)%	$16,282	276.8%

Our Careers — International segment revenue increased $27.4 million, or 31.6%, in the third quarter of 2011 compared to the same period of 2010, which includes $9.1 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France, Sweden and the Netherlands, and in Asia including China, Korea and India. The increase in our Careers — International segment was due to the further adoption of the Company’s broadened product portfolio and improved international economic environment as compared to the same period of 2010. Our Careers — International bookings in the third quarter of 2011 increased 28% compared to the same period of 2010. We launched PRS in Germany in June 2011, and expect to rollout PRS in the Netherlands and China in the future.

Salary and related expenses increased $6.7 million, or 13.3%, in the third quarter of 2011 compared to the same period of 2010, which includes $3.9 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $7.9 million of increased regular salary costs associated with increased headcount in 2011 compared to 2010.

Office and general expenses increased $1.2 million, or 5.0%, in the third quarter of 2011 compared to the same period of 2010, which includes $1.1 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $0.6 million of increased occupancy costs and $0.2 million of additional depreciation expense associated with our recent increase in capital expenditures.

Marketing and promotion expenses increased $2.9 million, or 15.8%, in the third quarter of 2011 compared to the same period of 2010, which includes $1.3 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia.

In the third quarter of 2011, we incurred $0.3 million of restructuring charges, comprised mainly of severance costs, resulting from our decision to cease operations within one country.

Our Careers — International operating income was $10.4 million in the third quarter of 2011, compared to an operating loss of $5.9 million in the third quarter of 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$21,797	100.0%	$34,930	100.0%	$(13,133)	(37.6)%

Salaries and related	11,412	52.4%	12,406	35.5%	(994)	(8.0)%
Office and general	6,445	29.6%	6,291	18.0%	154	2.4%
Marketing and promotion	1,864	8.6%	14,353	41.1%	(12,489)	(87.0)%
Restructuring charges	1,681	7.7%	—	0.0%	1,681	n/a

Total operating expenses	21,402	98.2%	33,050	94.6%	(11,648)	(35.2)%

Operating income	$395	1.8%	$1,880	5.4%	$(1,485)	(79.0)%

Revenue in our Internet Advertising & Fees segment decreased $13.1 million, or 37.6%, in the third quarter of 2011 compared to the same period of 2010. This decrease resulted primarily from the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business, partially offset by an increase in our display business.

Operating expenses decreased $11.6 million, or 35.2%, in the third quarter of 2011 compared to the same period in 2010. This decrease in operating expenses resulted primarily from a decrease in marketing expenses associated with the Company no longer engaging in the arbitrage lead generation business, partially offset by $1.7 million of restructuring charges.

Our Internet Advertising & Fees operating income was $0.4 million in the third quarter of 2011, compared to operating income of $1.9 million in the third quarter of 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended September 30, 2011 and 2010 resulted in an expense of $1.5 million and $1.3 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $0.2 million resulted primarily from lower gains on auction rate securities in the third quarter of 2011 and higher net interest expense in the third quarter of 2011 primarily relating to the funding of the acquisition of the HotJobs Assets and the additional proceeds from the Company’s revolving credit facility.

Income Taxes

Income taxes for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Income (loss) before income taxes	$39,648	$(6,674)	$46,322	694.1%
Income taxes	7,453	(1,823)	9,276	508.8%
Effective tax rate	18.8%	27.3%

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

Due to the release of escrowed funds in the amount of $17.4 million associated with the ChinaHR acquisition (see Note 5 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q) during the three months ended September 30, 2011, the Company’s effective tax rate decreased as the transaction is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock for tax purposes.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $98.2 million and $95.4 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.9 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income (Loss)

Our consolidated net income was $31.8 million in the third quarter of 2011, compared to net loss of $5.7 million in the third quarter of 2010, as a result of the factors discussed above.

Diluted Income (Loss) Per Share

Diluted income per share in the third quarter of 2011 was $0.26 compared to diluted loss per share of $0.05 in the third quarter of 2010. Diluted weighted average shares outstanding for the three months ended September 30, 2011 and 2010 was 124.0 million shares and 120.8 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$790,126	100.0%	$659,064	100.0%	$131,062	19.9%

Salaries and related	397,182	50.3%	362,713	55.0%	34,469	9.5%
Office and general	186,024	23.5%	182,326	27.7%	3,698	2.0%
Marketing and promotion	162,749	20.6%	158,167	24.0%	4,582	2.9%
Release of ChinaHR escrowed funds	(17,400)	(2.2)%	—	0.0%	(17,400)	n/a
Restructuring charges	2,004	0.3%	—	0.0%	2,004	n/a

Total operating expenses	730,559	92.5%	703,206	106.7%	27,353	3.9%

Operating income (loss)	$59,567	7.5%	$(44,142)	(6.7)%	$103,709	234.9%

Our consolidated revenue increased $131.1 million, or 19.9%, in the first nine months of 2011 compared to the same period of 2010. Our Careers — International segment experienced a 29.2% increase, which includes $20.8 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France, Sweden and the Netherlands, and in Asia including Korea, India and China. Our Careers — North America segment experienced a 21.8% increase, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, newspaper and staffing sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue decreased 10.3% in the first nine months of 2011 compared to the same period of 2010. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business due to the lack of profitability in such business and in light of new regulations. This decrease was partially offset by an increase in our display business. Overall bookings, excluding amounts related to our arbitrage lead generation business in the third quarter of 2010, increased 23% on a global basis compared to the same period of 2010. The Company has continued to invest in product development to further broaden its product portfolio, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, and to provide customers a broad array of technology-based solutions for their talent management strategy. We launched PRS in Germany in June 2011, and expect to rollout PRS in the Netherlands and China in the future.

Salary and related expenses increased $34.5 million, or 9.5%, in the first nine months of 2011 compared to the same period of 2010, which includes $11.1 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with increased headcount in 2011 compared to 2010 and increased variable compensation costs resulting from increased booking activity in 2011. These increases were partially offset by decreased severance costs associated with our targeted headcount reductions, which primarily occurred in 2010, in addition to the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $3.7 million, or 2.0%, in the first nine months of 2011 compared to the same period of 2010, which includes $3.4 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased amortization of acquired intangibles relating to the HotJobs Assets, charges relating to changes in estimated sublease assumptions for previously exited facilities as well as depreciation expense associated with our recent increase in capital expenditures. These increases in office and general expenses were partially offset by decreased professional fees relating to the HotJobs acquisition.

Marketing and promotion expenses increased $4.6 million, or 2.9%, in the first nine months of 2011 compared to the same period of 2010, which includes $3.6 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our traffic agreement with Yahoo!, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada as well as our expenses related to our focus on brand awareness in Europe and Asia. These increases were partially offset by a decrease in expenses related to the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business.

In the first nine months of 2011, we received $17.4 million in cash, net of professional fees reimbursed to the Company, from escrowed funds relating to the ChinaHR acquisition.

In the first nine months of 2011, we incurred $2.0 million of restructuring charges, comprised mainly of severance costs, resulting from the Company no longer engaging in the arbitrage lead generation business within the Internet, Advertising and Fees segment and the decision to cease operations within one country in the Careers — International segment.

Our consolidated operating income was $59.6 million in the first nine months of 2011, compared to an operating loss of $44.1 million in the first nine months of 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$366,757	100.0%	$301,134	100.0%	$65,623	21.8%

Salaries and related	164,738	44.9%	143,373	47.6%	21,365	14.9%
Office and general	74,581	20.3%	60,821	20.2%	13,760	22.6%
Marketing and promotion	73,013	19.9%	64,485	21.4%	8,528	13.2%

Total operating expenses	312,332	85.2%	268,679	89.2%	43,653	16.2%

Operating income	$54,425	14.8%	$32,455	10.8%	$21,970	67.7%

Revenue in our Careers — North America segment increased $65.6 million, or 21.8%, in the first nine months of 2011 compared to the same period of 2010, due to increased business activity from our enterprise customers, in addition to growth within our e-commerce, newspaper and staffing sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in the first nine months of 2011 increased 24% compared to the same period of 2010.

Salary and related expenses increased $21.4 million, or 14.9%, in the first nine months of 2011 compared to the same period of 2010. This increase in salaries and related expenses resulted primarily from $12.5 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011 as well as $11.0 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010. These increases were partially offset by decreased severance costs of $3.1 million associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased $13.8 million, or 22.6%, in the first nine months of 2011 compared to the same period of 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $5.7 million associated with the acquisition of the HotJobs Assets, $2.8 million of increased professional fees, $1.4 million of additional depreciation expense associated with our recent increase in capital expenditures as well as $1.0 million of occupancy costs.

Marketing and promotion expenses increased $8.5 million, or 13.2%, in the first nine months of 2011 compared to the same period of 2010. This increase in marketing and promotion expenses primarily resulted from our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This increase was partially offset by a decrease in our offline media costs.

Our Careers — North America operating income was $54.4 million in the first nine months of 2011, compared to operating income of $32.5 million in the first nine months of 2010, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$334,803	100.0%	$259,168	100.0%	$75,635	29.2%

Salaries and related	170,389	50.9%	157,094	60.6%	13,295	8.5%
Office and general	74,710	22.3%	71,484	27.6%	3,226	4.5%
Marketing and promotion	63,302	18.9%	54,420	21.0%	8,882	16.3%
Restructuring charges	323	0.1%	—	0.0%	323	n/a

Total operating expenses	308,724	92.2%	282,998	109.2%	25,726	9.1%

Operating income (loss)	$26,079	7.8%	$(23,830)	(9.2)%	$49,909	209.4%

Our Careers — International segment revenue increased $75.6 million, or 29.2%, in the first nine months of 2011 compared to the same period of 2010, which includes $20.8 million of favorable foreign exchange impact, mainly due to growth in Europe including Germany, France, Sweden and the Netherlands, and in Asia including Korea, India and China. The increase in our Careers — International segment was due to the further adoption of the Company’s broadened product portfolio and the improved international economic environment as compared to the same period of 2010. Our Careers — International bookings in the first nine months of 2011 increased 30% compared to the same period of 2010.

Salary and related expenses increased $13.3 million, or 8.5%, in the first nine months of 2011 compared to the same period of 2010, which includes $9.8 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $12.5 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010 as well as $1.2 million of increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased severance costs of $2.0 million associated with our targeted headcount reductions, which primarily occurred in 2010, in addition to 2011 including the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $3.2 million, or 4.5%, in the first nine months of 2011 compared to the same period of 2010, which includes $2.8 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $0.6 million of increased occupancy expense, $0.4 million of additional depreciation expense associated with our recent increase in capital expenditures as well as a partial reversal in 2010 of a previously recorded contingency resulting from a legal settlement.

Marketing and promotion expenses increased $8.9 million, or 16.3%, in the first nine months of 2011 compared to the same period of 2010, which includes $3.4 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses primarily resulted from our focus on brand awareness in Europe and Asia.

In the first nine months of 2011, we incurred $0.3 million of restructuring charges, which is mainly comprised of severance costs, resulting from our decision to cease operations within one country.

Our Careers — International operating income was $26.1 million in the first nine months of 2011, compared to an operating loss of $23.8 million in the first nine months of 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$88,566	100.0%	$98,762	100.0%	$(10,196)	(10.3)%

Salaries and related	38,176	43.1%	37,152	37.6%	1,024	2.8%
Office and general	20,077	22.7%	19,201	19.4%	876	4.6%
Marketing and promotion	24,872	28.1%	38,747	39.2%	(13,875)	(35.8)%
Restructuring charges	1,681	1.9%	—	0.0%	1,681	n/a

Total operating expenses	84,806	95.8%	95,100	96.3%	(10,294)	(10.8)%

Operating income	$3,760	4.2%	$3,662	3.7%	$98	2.7%

Revenue in our Internet Advertising & Fees segment decreased $10.2 million, or 10.3%, in the first nine months of 2011 compared to the same period of 2010. This decrease primarily resulted from the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation business, partially offset by an increase in our display business.

Operating expenses decreased $10.3 million, or 10.8%, in the first nine months of 2011 compared to the same period in 2010. This decrease in operating expenses primarily resulted from a decrease in marketing expenses associated with the Company no longer engaging in the arbitrage lead generation business, partially offset by $1.7 million of restructuring charges.

Our Internet Advertising & Fees operating income was $3.8 million in the first nine months of 2011, compared to operating income of $3.7 million in the first nine months of 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the nine months ended September 30, 2011 and 2010 resulted in an expense of $2.4 million and $1.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.4 million primarily resulted from higher interest expense in the first nine months of 2011, primarily relating to the funding of the acquisition of the HotJobs Assets and lower gains on auction rate securities.

Income Taxes

Income taxes for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Income (loss) before income taxes	$57,137	$(45,180)	$102,317	226.5%
Income taxes	13,250	(14,831)	28,081	189.3%
Effective tax rate	23.2%	32.8%

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

Due to the release of escrowed funds in the amount of $17.4 million associated with the ChinaHR acquisition (see Note 5 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q) during the nine months ended September 30, 2011, the Company’s effective tax rate decreased as the transaction is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock for tax purposes. Additionally, due to settlement of a tax examination during the nine months ended September 30, 2011, the Company recognized $1.5 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $0.9 million. The Company also reversed accrued interest related to unrecognized tax benefits of $0.8 million, which on a net of tax basis impacted the effective tax rate by $0.5 million. The total benefit reflected in the first nine months ended of 2011 tax provision due to reversals of tax and interest was $1.4 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2011 and December 31, 2010 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $98.2 million and $95.4 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the nine months ended September 30, 2011 and 2010 was $1.0 million and $2.5 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income (Loss)

Our consolidated net income was $42.9 million in the first nine months of 2011, compared to net loss of $32.9 million in the first nine months of 2010, as a result of the factors discussed above.

Diluted Income (Loss) Per Share

Diluted income per share in the first nine months of 2011 was $0.34 compared to diluted loss per share of $0.27 in the first nine months of 2010. Diluted weighted average shares outstanding for the nine months ended September 30, 2011 and 2010 was 124.3 million shares and 120.5 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Financial Condition

The following tables detail our cash and cash equivalents:

	September 30,	September 30,	September 30,	September 30,
	September 30,	December 31,	Change
(dollars in thousands)	2011	2010	$	%
Cash and cash equivalents	$321,801	$163,169	$158,632	97.2%

Percentage of total assets	15.4%	8.2%

As of September 30, 2011, we had cash and cash equivalents of $321.8 million, compared to $163.2 million as of December 31, 2010. Our increase in cash and cash equivalents of $158.6 million in the first nine months of 2011 primarily resulted from $125.0 million provided by operating activities and $98.2 million of net proceeds from borrowings on credit facilities, partially offset by $45.4 million of capital expenditures.

Cash Flows

Consolidated cash flows for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	September 30,	September 30,	Change
(dollars in thousands)	2011	2010	$	%
Cash provided by operating activities	$125,015	$61,524	$63,491	103.2%
Cash used for investing activities	(45,817)	(242,865)	197,048	(81.1)%
Cash provided by financing activities	81,372	75,262	6,110	8.1%
Effect of exchange rates on cash	(1,938)	(2,655)	717	(27.0)%

Cash provided by operating activities was $125.0 million for the nine months ended September 30, 2011, an increase of $63.5 million from the $61.5 million of cash provided by operating activities for the nine months ended September 30, 2010. This increase in cash provided by operating activities resulted primarily from increased cash flows due to a net income of $42.9 million in 2011 compared to a loss of $32.9 million for 2010, the impact of deferred income taxes of $19.5 million, in addition to increased depreciation and amortization of $7.5 million. These increases were partially offset by $38.5 million of reduced cash flows provided by working capital items in 2011, primarily resulting from changes in accounts payable, deferred revenue, prepaid and other, partially offset by accounts receivable.

Cash used for investing activities was $45.8 million for the nine months ended September 30, 2011, a decrease of $197.0 million from cash used for investing activities of $242.9 million for the nine months ended September 30, 2010. This decrease resulted primarily from the acquisition of the HotJobs Assets during the first nine months of 2010, partially offset by decreased sales and maturities of marketable securities of $21.3 million in addition to an increase in capital expenditures of $8.8 million in 2011.

Cash provided by financing activities was $81.4 million for the nine months ended September 30, 2011, an increase of $6.1 million from cash provided financing activities of $75.3 million for the nine months ended September 30, 2010. This increase is primarily related to an increase of $13.2 million of net proceeds from borrowings on credit facilities, partially offset by $7.0 million of tax withholdings for restricted stock awards and units.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million including up to a $50.0 million sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. The revolving credit facility and the term loan facility each mature on December 21, 2012. The term loan is subject to annual amortization of principal, with $5.0 million payable on each anniversary of the Amendment Closing Date and the remaining $35.0 million due at maturity.

The Amended Credit Agreement provided for increases in the interest rates applicable to borrowings and increases in certain fees. Borrowings under the Amended Credit Agreement will bear interest at a rate equal to (i) LIBOR plus a margin ranging from 300 basis points to 400 basis points depending on the Company’s ratio of consolidated funded debt to trailing four-quarter consolidated earnings before interest, taxes, depreciation and amortization (the “Consolidated Leverage Ratio”) as defined in the Amended Credit Agreement or (ii) for Dollar-denominated loans only, and upon the Company’s election, the sum of (A) the highest of (1) the credit facility’s administrative agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) subject to certain exceptions, the sum of 1.00% plus the 1-month LIBOR rate, plus (B) a margin ranging from 200 basis points to 300 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 300 basis points to 400 basis points (depending on the Company’s Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 50 basis points to 75 basis points (depending on the Company’s Consolidated Leverage Ratio). The Company is no longer required to pay a utilization fee on outstanding loans and letters of credit under any circumstances.

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 10 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q). As of September 30, 2011, the Company was in full compliance with its covenants.

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

At September 30, 2011, the utilized portion of this credit facility was $40.0 million in borrowings on the term loan facility, $176.5 million of borrowings on the revolving credit facility, and $1.1 million in outstanding letters of credit. During the nine months ended September 30, 2011, the Company drew down $96.5 million under its revolving credit facility primarily due to continuing uncertainty in the global credit markets. Additionally, in the third quarter of 2011, the Company repaid $5.0 million on its term loan. The utilized portion of the revolving credit facility and the portion of borrowings on the term loan that is due within one year, which represents $181.5 million of the total borrowings, is classified as short-term on the consolidated balance sheet as of September 30, 2011 and the remaining borrowings on the term loan of $35.0 million is classified as long-term. As of September 30, 2011, based on the calculation of the maximum Consolidated Leverage Ratio, $72.4 million of the Company’s revolving credit facility was available. At September 30, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.06%, respectively. As of September 30, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.46%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7.4 million. The credit facility has a maximum tenure of one year and the lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of September 30, 2011, the Company was in full compliance with its covenants. As of September 30, 2011, the interest rate on these borrowings was 6.67%, the utilized portion was $6.3 million, which is classified as short-term on the consolidated balance sheet as of September 30, 2011, and $1.1 million was available to be utilized by the Company.

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

Income Taxes

Thus far in 2011, the Company has paid $17.7 million of taxes in the United States Federal, state and international income taxes. We continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the nine months ended September 30, 2011 and September 30, 2010.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$89,970	$—	$—	$89,970
Bank time deposits	—	28,709	—	28,709
Commercial paper	—	119,588	—	119,588
Bankers’ acceptance	—	7,447	—	7,447
Government bond — foreign	—	9,616	—	9,616

Total Assets	$89,970	$165,360	$—	$255,330

Liabilities:
Foreign exchange contracts	$—	$2,083	$—	$2,083
Lease exit liabilities	—	—	14,828	14,828

Total Liabilities	$—	$2,083	$14,828	$16,911

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	$55,954
Commercial paper	—	47,675	—	47,675
Government bond — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

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

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability
	(in thousands)
	Nine Months Ended September 30,
	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	3,540	700
Cash Payments	(2,625)	(7,860)

Balance, End of Period	$14,828	$17,952

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

We evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step of the impairment review measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded amounts of intangible assets. As of September 30, 2011, none of our reporting units with significant goodwill were at risk of failing step one of the goodwill impairment test.

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

Our interim provisions for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Equity Investments

Gains and losses in equity interest for the nine months ended September 30, 2011, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment. The new standard amends the guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011 and it did not have a material impact on our consolidated financial statements.

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

Foreign Exchange Risk

During the three months ended September 30, 2011, revenue from our international operations accounted for 46% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening U.S. dollar in the three months ended September 30, 2011 positively impacted reported revenue by approximately $9.5 million and positively impacted reported operating income by approximately $2.5 million, compared to the three months ended September 30, 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at September 30, 2011 of $202.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $10.1 million, $20.2 million and $40.5 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2011, our cumulative translation adjustment account decreased $31.7 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro, Swedish Krona, and Korean Won.

Interest Rate Risk

Credit Facilities

As of September 30, 2011, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility and borrowings of our subsidiary in China under an unsecured uncommitted revolving credit facility that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facility was fully drawn during the third quarter of 2011, we would have had $297.4 million outstanding under such facility, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.7 million for the three months ended September 30, 2011. Assuming the amount of borrowings under our credit facility was equal to the amount of outstanding borrowings on September 30, 2011, we would have had $223.9 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.6 million for the three months ended September 30, 2011. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.7 million for the three months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Monster maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Monster’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Monster’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Monster has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Monster’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Monster’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Monster’s disclosure controls and procedures were effective at a reasonable assurance level.

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows.

In May 2010, Site Update Solutions LLC filed suit against the Company for allegedly infringing a patent relating to search engine databases. The lawsuit, entitled Site Update Solutions LLC v. Accor North America, Inc., et al. (Civil Action No. 2:10-cv-151), was brought in the United States District Court for the Eastern District of Texas, and there were thirty-four other defendants named in the plaintiff’s original complaint. The plaintiff sought monetary damages, attorneys’ fees and other costs and injunctive relief. In June 2011, the matter was resolved and in August 2011, the lawsuit was dismissed with prejudice.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: October 27, 2011	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: October 27, 2011	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.