Form 10-K
period 2011-12-31
MONSTER WORLDWIDE, INC.
filed 2012-01-31
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,861,877,365 as of June 30, 2011, the last business day of the registrant’s second fiscal quarter of 2011.

As of January 20, 2012, there were 123,092,598 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Special Note About Forward-Looking Statements

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) make forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to replace our credit facilities as they mature; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I

ITEM 1.	BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”), parent company of Monster®, the premier global online employment solution, strives to inspire people to improve their lives. With a presence in approximately 55 countries around the world, including key markets in North America, Europe, South America and the Asia-Pacific region, Monster offers online recruiting solutions that we believe are redefining the way employers and job seekers connect. Through online media sites and services, Monster Worldwide delivers highly targeted audiences to advertisers.

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

Monster’s focus is on the needs of its customers, both employers and job seekers. Our advanced products and services are intended to improve the seeker experience while also developing deeper relationships with our employer customers. Through innovative products and features, we offer greater value to all job seekers who look to manage their careers, even those seekers who are not actively engaged in a job search. Our product offerings and services are designed to enhance seeker engagement and increase job response rate. We believe that more active seeker engagement will translate directly into higher quality candidates for our employer customers. For employers, our tools and features allow them to more efficiently and effectively attract and find the most relevant candidates for their job openings.

Our investments in our technology platform have allowed us to deliver innovative products and services on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. In June 2011, to further extend our global reach and leverage the world’s most popular global social network, we launched BeKnown™, a professional network application available on the Facebook platform. This application allows Facebook members in 49 countries and in 19 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) has been available to customers in North America since late 2009, and more recently to customers in the United Kingdom and France. Most recently we launched PRS in Germany and expect to rollout PRS in the Netherlands and China in the future. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore™ in the third quarter of 2011, which allows our customers to utilize our 6Sense technology on their own talent databases.

In 2007, we introduced in North America the Career Ad Network, or CAN, which is now the industry’s largest recruitment-focused online advertising network that reaches nearly 105 million internet users on a global basis. We offer this innovative media product to customers in North America and most major markets in Europe, as well as in Australia and Brazil, and we expect to expand this offering further into South America and Asia. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances, to meet the changing needs of our customers.

Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “eCommerce” channel, where the customer can advertise jobs and access the resume database without sales force involvement. We have integrated our field and telesales forces in the United States and aligned our sales resources regionally so we can operate more efficiently and provide a high touch, consultative service to customers.

In order to support our broadened product portfolio and our expanded sales resources, we have in-sourced, centralized and standardized our global call center operations to create a customer focused, proactive value added model.

Our growth strategy includes global geographic expansion. On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! The purchase price for the HotJobs Assets was $225.0 million. We acquired the HotJobs Assets, among other objectives, to expand our business in the North American online recruitment market. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America. Separately, we formed a multi-country relationship with Yahoo! across South America to bring career opportunities and resources to Yahoo! users, employers and job-seekers. We are Yahoo!’s exclusive provider of career and job content in key markets across South America. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which enables job seekers to benefit from the increased availability of jobs and precise search capabilities, and enables employers to benefit from the increased volume and quality of seeker traffic.

We believe there is a large opportunity to deepen our penetration in our existing markets in Europe, Asia and South America, in addition to extending our presence beyond the markets we currently serve. In October 2008, we completed the acquisition of China HR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”), a leading online recruiter, serving employers and job seekers in major provinces in the People’s Republic of China. We believe there exists a significant opportunity to expand our presence in the People’s Republic of China over time. In November 2008, the Company acquired a 50% equity interest in a company that provides online employment solutions in Australia. Additionally, the Company launched a website in Brazil in 2010 which we believe could result in significant growth in the future due to the size of the Brazilian market.

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

Our Services

We operate in three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. For the year ended December 31, 2011, these operating segments represented approximately 47%, 43% and 10% of our consolidated revenue, respectively. See Note 15 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online employment solution, striving to inspire people to improve their lives. Monster has a presence in approximately 55 countries around the world. We earned 45%, 42% and 42% of our total revenue outside of the United States in the years ended December 31, 2011, 2010 and 2009, respectively. With a local presence in key markets in North America, Europe, South America and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

Our services and solutions include searchable job postings, resume database access, recruitment media solutions throughout our network and other career-related content. Job seekers can search our job postings and post their resumes on each of our career websites. Employers and human resources companies pay to advertise jobs, search our resume database, and utilize career site hosting and other services such as recruitment media.

Monster has traditionally focused on the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. However, we have expanded our focus to include small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies, including approximately 1,000 newspapers, which extends our presence with local and regional job seekers in various markets across the United States.

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

Revenue for the Internet Advertising & Fees segment is derived primarily from two types of services: display advertising and lead generation. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster’s websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for the promotion of products and services as consumers are actively looking for new ideas and solutions. Lead generation is a direct response business in which marketers pay for connections to consumers whose demographics match the requirements of specific business offerings and who request information about the offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our clients with targeted and valuable opportunities to connect with interested consumers.

Sales and Marketing

The Company’s sales resources consist of field sales, telesales, and a self service eCommerce channel. The Company has also created a global account team to provide further support for our customers who have global recruiting needs. Our sales activities are geared towards large, medium and small companies as well as government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as enterprise, SMBs, government, healthcare and staffing. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is currently most heavily used by smaller employers. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network. New sales representatives who join the sales force during the year undergo a training program.

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

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, including websites that aggregate job postings from multiple company websites and job boards; professional networking and social networking websites; general classified advertising websites; traditional media companies (primarily newspaper publishers); Internet portals; search engines; and general-interest websites such as blogs. The barriers to entry into Internet businesses like ours are relatively low. As a result, new competitors continuously arise.

In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Jobs aggregator websites have become a significant source of competition, as they permit job seekers to search multiple company websites and job boards. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Low-cost and free classified advertising websites have also gained increased acceptance with employers. Additionally, many niche career websites have been launched targeted at specific industry verticals, and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries.

Some of our competitors or potential competitors may have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing clients and generate new clients depends to a significant degree on the quality of our services, pricing and reputation among our clients and potential clients.

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

We have been named as defendants in lawsuits from time to time alleging that we infringed on patents of third parties. There can be no assurance that other third parties will not assert against us claims of patent, copyright or trademark infringement. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement or misappropriation, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and require us to enter into costly royalty or licensing arrangements. If a party claiming infringement is successful, we could be required to pay substantial licensing fees or compensatory or punitive damages, and we could be enjoined from using important technologies or methods. If we are enjoined, it may not be possible or commercially practical for us to develop or obtain and implement substitute technologies or methods that are not covered by the third party’s intellectual property. Any of these outcomes could significantly harm our business, financial condition and operating results.

Employees

As of January 20, 2012, we employed approximately 6,000 people worldwide, an increase of 150 employees over the prior year, primarily resulting from increased hiring in the Asia Pacific region.

Executive Officers

As of January 20, 2012, our executive officers were as follows:

Name	Age	Position
Salvatore Iannuzzi	58	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy T. Yates	64	Executive Vice President, Director
James M. Langrock	46	Executive Vice President and Chief Financial Officer
Lise Poulos	53	Executive Vice President and Chief Administrative Officer
Mark Stoever	44	Executive Vice President, Corporate Development and Internet Advertising

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

Timothy T. Yates has been Executive Vice President and a Director since June 2007. From June 2007 until January 27, 2011, Mr. Yates also served as our Chief Financial Officer. Prior to joining the Company, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol from February 2006 to January 2007. From January 2007 to June 2007, he was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

James M. Langrock has been Executive Vice President and Chief Financial Officer since January 2011. From May 2008 until January 2011, Mr. Langrock served as the Company’s Senior Vice President, Finance and Chief Accounting Officer. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2008. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.

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

Mark Stoever has been Executive Vice President, Corporate Development and Internet Advertising since October 2011. Previously, he had served as Executive Vice President, Corporate Development and Strategic Alliances from September 2008 to October 2011, as Executive Vice President, Internet Advertising & Fees from July 2007 to September 2008, and as Senior Vice

President, Internet Advertising & Fees from July 2005 to July 2007. Prior to joining the Company, Mr. Stoever served as Executive Vice President of Decision Matrix Group, an investment fund specializing in technology market research, from January 2005 to May 2005. Prior to that, beginning in 1996 he held various management roles at Lycos, Inc., a global Internet content and service provider, most recently as President and Chief Executive Officer from October 2002 to November 2004. Prior to Lycos, Mr. Stoever held management roles at ON Technology Corporation, a software company, from 1994 to 1996, and at Microcom, Inc., a modem technology company, from 1989 to 1994.

ITEM 1A.	RISK FACTORS

The existing global economic and financial market environment has had, and may continue to have, a negative affect on our business and operations.

Because demand for our services is sensitive to changes in the level of economic activity, our business has suffered during economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services is reduced, which leads to lower sales. If the economy does not fully recover or worsens, or unemployment remains at high levels, demand for our services and our sales may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.

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

We have a presence in approximately 55 countries around the world. We earned 45%, 42% and 42% of our total revenue outside of the United States in the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have been experiencing heightened volatility in recent quarters and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

Also, we could be exposed to fines and penalties under United States laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate our policies. Any such violations could materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro could adversely affect the Company’s business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro- denominated assets and obligations and lead to future economic slowdowns.

We rely on the value of our brands, particularly Monster, and the costs of maintaining and enhancing our brand awareness are increasing.

Our success depends on our brands and their value. Our business would be harmed if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our user and client base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We are devoting substantial resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be harmed significantly.

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

Furthermore, we face competition from a number of sources. These sources include:

•

other employment-related websites, including large national and international competitors, niche career websites targeted at specific industry verticals, and jobs aggregator websites that aggregate job postings from multiple company websites and job boards;

•	professional networking and social networking websites;

•	general classified advertising websites, some of which offer a low-cost or free alternative to our offerings;

•	traditional media companies, including newspapers; and

•	Internet portals, search engines and general-interest websites such as blogs.

In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Jobs aggregator websites have become a significant source of competition, as they permit job seekers to search multiple company websites and job boards. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Low-cost and free classified advertising websites have also gained increased acceptance with employers. Additionally, many niche career websites have been launched targeted at specific industry verticals, and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries.

Some of our competitors or potential competitors may have greater financial resources, management, technological development, sales, marketing and other resources than we do. Some of our competitors have more diversified businesses or may be owned by entities engaged in other lines of business, allowing them to operate their directly competitive operations at lower margins than our operations. In addition, our ability to maintain our existing clients and attract new clients depends to a large degree on the quality of our services and our reputation among our clients and potential clients.

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

We face risks relating to developing technology.

The market for our products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require continuous improvement in the performance, features and reliability of our Internet and mobile content, particularly in response to competitive offerings. We may not be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new technologies or standards (including several different mobile and smart phone operating systems) could require us to make substantial expenditures to modify or adapt our websites, applications and services. Each manufacturer or distributor of a mobile device or smart phone may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are slow to develop products and technologies that are compatible with such devices, we might fail to capture a significant share of an increasingly important portion of the market for our products and services. This could harm our business, financial condition and operating results.

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

Trends that could have a critical impact on our success include:

•	rapidly changing technology in online recruiting;

•	evolving industry standards relating to online recruiting;

•	developments and changes relating to the Internet and mobile devices;

•	evolving government regulations;

•	competing products and services that offer increased functionality;

•	changes in employer and job seeker requirements; and

•	customer privacy protection concerning transactions conducted over the Internet.

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

Despite our implementation of network security measures, our servers are vulnerable to cyber attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users, and can lead to “phishing” schemes whereby unauthorized persons pose as employers or Monster representatives and seek to obtain personal information from our customers and job seekers. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer.

We have experienced these intrusions in the past. We may also experience these intrusions in the future and may be required to expend significant sums and resources to safeguard against or remediate them. Moreover, negative publicity arising from any intrusion is damaging to our reputation and may adversely impact traffic to our sites. Accordingly, any intrusion could significantly harm our business, financial condition and results of operations.

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

A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We also face risks associated with our trademarks, particularly trademarks covering the Monster brand. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property. Moreover, a recent amendment to the United States patent law will become effective in 2012 and may affect our ability to protect our innovations and defend against claims of patent infringement.

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

If the Company could not replace its credit facilities upon expiration, the Company’s liquidity would be significantly adversely affected.

The Company’s revolving and term credit facilities mature on December 21, 2012. The Company expects to be able to replace these credit facilities on or before their expiration. If due to the economic environment, the Company’s performance or financial condition, or other factors the Company is unable to obtain replacement financing at a reasonable cost and in a timely manner, the Company’s liquidity would be significantly adversely affected and the Company’s business, operating results and financial condition would be significantly adversely affected.

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

Our business has experienced periods of rapid growth, both internally and through acquisitions. This expansion has resulted in substantial growth in the number of our employees, and put a significant strain on our management and operations. If our business experiences similar periods of rapid growth in the future, we expect it to result in increased responsibility for management personnel, and incremental strain on our operations, and financial and management systems. Our success under such conditions will depend, to a significant extent, on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. If we are not able to manage future growth, our business, financial condition and operating results may be significantly harmed.

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

We are substantially dependent on the continued services of our senior management, including those executive officers set forth in the table in the Executive Officers section of this report. The loss of any of these individuals could harm our business, financial condition and results of operations. Our business is also dependent on our ability to retain, hire, motivate and develop talented, highly skilled personnel. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2011, our goodwill and amortizable intangible assets were $1,184.1 million, which represented 58% of total consolidated assets. We refer the reader to Footnote 1 (in Item 8 of this Annual Report on Form 10-K) of our Notes to Consolidated Financial Statements for the results of our annual impairment evaluation.

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

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or cash flows.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. Subsequently, the Court dismissed the action on the basis that it could not be brought as one lawsuit against multiple defendants. In June 2011, plaintiff re-commenced the action against the Company on an individual basis in the United States District Court for the Northern District of California. The lawsuit was entitled EIT Holdings LLP v. Monster Worldwide, Inc. (Civil Action No.—5:11-cv-02472-RMW). The plaintiff sought monetary damages, pre- and post-judgment interest, and attorneys’ fees. In November 2011, the matter was resolved and the lawsuit was dismissed with prejudice.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”

As of January 20, 2012, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $9.00. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

	September 30,	September 30,
2011	High	Low
First Quarter	$25.90	$14.24
Second Quarter	$18.47	$12.99
Third Quarter	$15.30	$7.00
Fourth Quarter	$9.90	$6.34

	September 30,	September 30,
2010	High	Low
First Quarter	$19.10	$12.82
Second Quarter	$18.48	$11.59
Third Quarter	$14.19	$10.01
Fourth Quarter	$25.01	$12.61

Holders

As of January 20, 2012, there were 2,754 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.

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

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2006 to December 31, 2011, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2006 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five Year Cumulative Total Return

Among Monster Worldwide, Inc., The S&P 500 Index

and The RDG Internet Composite Index

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of the Company’s repurchase activity for the three months ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs*
October 1 — October 31	—	—	—	$250,000,000
November 1 — November 30	2,685,391	$7.5184	2,685,391	$229,810,201
December 1 — December 31	2,819,505	$7.6869	2,819,505	$208,136,934

Total	5,504,896	$7.6047	5,504,896	$208,136,934

*

In October 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $250.0 million worth of shares of its Common Stock. The share repurchase program expires in April 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this Annual Report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

STATEMENTS OF OPERATIONS DATA:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
Revenue	$1,040,105	$914,133	$905,142	$1,343,627	$1,323,804

Salaries and Related, Office & General and Marketing & Promotion	960,003	945,540	895,281	1,110,375	1,082,274
Restructuring and other special charges	5,173	—	16,105	16,407	16,597
Release of ChinaHR escrowed funds	(17,400)	—	—	—	—
(Reversal of) provision for legal settlements, net	—	—	(6,850)	40,100	—
Amortization of Intangibles	15,810	10,614	9,417	6,790	5,701

Total operating expenses	963,586	956,154	913,953	1,173,672	1,104,572

Operating income (loss)	$76,519	$(42,021)	$(8,811)	$169,955	$219,232
Income (loss) from continuing operations	$53,797	$(32,359)	$18,927	$114,489	$150,095
Net income (loss)	$53,797	$(32,359)	$18,927	$124,793	$146,399

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.44	$(0.27)	$0.16	$0.95	$1.17
Income (loss) from discontinued operations, net of tax	—	—	—	0.09	(0.03)

Basic earnings (loss) per share*	$0.44	$(0.27)	$0.16	$1.04	$1.14

Diluted earnings (loss) per share:*
Income (loss) from continuing operations	$0.43	$(0.27)	$0.16	$0.94	$1.15
Income (loss) from discontinued operations, net of tax	—	—	—	0.09	(0.03)

Diluted earnings (loss) per share *	$0.43	$(0.27)	$0.16	$1.03	$1.12

*	Earnings per share may not add in certain periods due to rounding.

BALANCE SHEET DATA (a):

	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2011	2010	2009	2008	2007
Total Current Assets	$675,932	$585,371	$645,493	$682,821	$1,184,965
Total Current Liabilities	782,963	686,824	507,156	723,708	828,660
Total Assets	2,057,998	1,978,002	1,827,190	1,916,590	2,077,810
Long-Term Liabilities	110,908	162,528	186,870	145,609	132,649
Total Stockholders’ Equity	$1,164,127	$1,128,650	$1,133,164	$1,047,273	$1,116,501

(a)	Year 2007 includes assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; our ability to replace our credit facilities as they mature; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

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

In June 2011, to further extend our global reach and leverage the world’s most popular global social network, we launched BeKnown™, a professional network application available on the Facebook platform. This application allows Facebook members in

49 countries and in 19 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

Our growth strategy includes global geographic expansion. On August 24, 2010, the Company completed the acquisition of the HotJobs Assets (as defined below), which we believe will expand our market share in the North America online recruitment market. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which enables job seekers to benefit from the increased availability of jobs and precise search capabilities, and enable employers to benefit from the increased volume and quality of seeker traffic. Concurrent with the closing of the acquisition, Monster and Yahoo!, Inc. (“Yahoo!”) entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America. Separately, we formed a multi-country relationship with Yahoo! across South America to bring career opportunities and resources to Yahoo! users, employers and job-seekers. We are now Yahoo!’s exclusive provider of career and job content in key markets across South America.

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize semantic search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) has been available to customers in North America since late 2009, and more recently to customers in the United Kingdom and France. Most recently we launched PRS in Germany and expect to rollout PRS in the Netherlands and China in the future. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. We also introduced 6Sense powered job search, which has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore™ in the third quarter of 2011, which allows our customers to utilize our 6Sense technology on their own talent databases.

In 2007, we introduced in North America the Career Ad Network, or CAN, which is now the industry’s largest recruitment-focused online advertising network that reaches nearly 105 million internet users on a global basis. We offer this innovative media product to customers in North America and most major markets in Europe, as well as in Australia and Brazil, and we expect to expand this offering further into South America and Asia. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

Our Internet Advertising & Fees business operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives. Our goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. We monetize this web traffic through display advertising and lead generation. We believe that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online. Beginning in the third quarter of 2011, the Company no longer engages in arbitrage lead generation activities due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business.

Business Combinations

During the period January 1, 2009 through December 31, 2011, we completed the following business combinations. Although none of the following acquisitions were considered to be significant, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions and the acquisition dates are as follows:

Acquired Business	Acquisition Date	Business Segment
JobBusan	December 31, 2010	Careers —International
HotJobs Assets (as defined below)	August 24, 2010	Careers — North America
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo!, Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. The purchase price for the HotJobs Assets was $225.0 million. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 9 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K). In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011.

Restructuring Programs

During the year ended December 31, 2011, the Company recorded $5.2 million of restructuring and other special charges comprised of severance of $3.3 million and facility costs of $1.9 million. The accrued restructuring balance as of December 31, 2011 was $3.0 million. These restructuring and other special charges resulted from the Company no longer engaging in certain activities within the Internet Advertising & Fees segment, the decision to cease operations within one country in the Careers — International segment as well as targeted headcount reductions within the Careers — North America segment.

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. The strategic restructuring actions include reducing the Company’s current workforce by approximately 400 associates (or 7% of its full-time staff), the consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company anticipates that a majority of the strategic restructuring actions, and a majority of the charges associated with such actions, will be taken in the first quarter of 2012. The Company also anticipates that all strategic restructuring actions will be completed by the end of 2012. As a result of the restructuring initiatives, the Company expects to record an aggregate pre-tax charge within the range of $30.0 million to $40.0 million, beginning in the first quarter of 2012. Of the aggregate pre-tax charge, the Company expects to incur approximately $25.0 million to $35.0 million in cash expenditures.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%

Salaries and related	49.6%	53.7%	51.2%
Office and general	23.5%	26.6%	25.6%
Marketing and promotion	20.7%	24.3%	23.2%
Release of ChinaHR escrowed funds	(1.7)%	0.0%	0.0%
Restructuring and other special charges	0.5%	0.0%	1.8%
Reversal of legal settlements, net	0.0%	0.0%	(0.8)%

Total operating expenses	92.6%	104.6%	101.0%

Operating income (loss)	7.4%	(4.6)%	(1.0)%

Interest and other, net	(0.3)%	(0.2)%	(0.6)%

Income (loss) before income taxes and loss in equity interests	7.1%	(4.8)%	(1.6)%
Provision for (benefit from) income taxes	1.8%	(1.6)%	(4.2)%
Loss in equity interests, net	(0.2)%	(0.3)%	(0.5)%

Net income (loss)	5.2%	(3.5)%	2.1%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$1,040,105	100.0%	$914,133	100.0%	$125,972	13.8%

Salaries and related	516,198	49.6%	490,791	53.7%	25,407	5.2%
Office and general	244,272	23.5%	242,797	26.6%	1,475	0.6%
Marketing and promotion	215,343	20.7%	222,566	24.3%	(7,223)	(3.2)%
Release of ChinaHR escrowed funds	(17,400)	(1.7)%	—	0.0%	(17,400)	n/a
Restructuring and other special charges	5,173	0.5%	—	0.0%	5,173	n/a

Total operating expenses	963,586	92.6%	956,154	104.6%	7,432	0.8%

Operating income (loss)	$76,519	7.4%	$(42,021)	(4.6)%	$118,540	282.1%

Our consolidated revenue increased $126.0 million, or 13.8%, in 2011 compared to 2010. Our Careers — International segment experienced a 23.3% increase in revenue, which includes $19.8 million of favorable foreign exchange impact, primarily due to growth in Europe including Germany, France and Sweden, and in Asia including South Korea, India and China. Our Careers — North America segment experienced a 15.0% increase in revenue due to increased business activity from our enterprise customers, in addition to growth within our newspaper, staffing and e-commerce sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue decreased 16.2% in 2011 compared to 2010. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. This decrease was partially offset by an increase in our display advertising business. Overall bookings (which represent the value of contractual orders received during the relevant period), excluding amounts related to our arbitrage lead generation activities, increased 16% on a global basis compared to 2010. However, the Company experienced a deceleration of booking and revenue growth in the latter half of 2011, particularly in the fourth quarter. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $25.4 million, or 5.2%, in 2011 compared to 2010, which includes $10.5 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with the impact of a full year of salary and related expenses from the HotJobs Assets, increased headcount in 2011 primarily in Asia as well as increased variable compensation costs resulting from increased booking activity in 2011. These increases were partially offset by decreased severance costs associated with our targeted headcount reductions, which primarily occurred in 2010, in addition to decreased costs associated with stock-based compensation and associate incentive plans.

Office and general expenses increased $1.5 million, or 0.6%, in 2011 compared to 2010, which includes $3.2 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased amortization of acquired intangibles relating to the HotJobs Assets, charges relating to changes in estimated sublease assumptions for previously exited facilities as well as increased depreciation expense associated with our recent increase in capital expenditures. These increases in office and general expenses were partially offset by a decrease in professional fees associated with the HotJobs acquisition incurred primarily in 2010.

The Company does not allocate acquisition and integration-related expenses to their reportable segments. Accordingly, the $4.6 million and $24.3 million of acquisition and integration-related expenses incurred in 2011 and 2010, respectively, associated with the acquisition of the HotJobs Assets is recorded as a corporate expense.

Marketing and promotion expenses decreased $7.2 million, or 3.2%, in 2011 compared to 2010, which includes $3.5 million of unfavorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities. This decrease was partially offset by an increase in our traffic agreement with Yahoo!, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada as well as our expenses related to our focus on brand awareness in Europe and Asia.

In the third quarter of 2011, we received $17.4 million in cash, net of professional fees reimbursed to the Company, from escrowed funds relating to the ChinaHR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”) acquisition.

We incurred $5.2 million of restructuring charges and other special charges in 2011 comprised primarily of severance and facility costs resulting from the Company no longer engaging in certain activities within the Internet Advertising & Fees segment, the decision to cease operations within one country in the Careers — International segment as well as targeted headcount reductions within the Careers — North America segment.

Our consolidated operating income was $76.5 million in 2011, compared to an operating loss of $42.0 million in 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$485,356	100.0%	$422,193	100.0%	$63,163	15.0%

Salaries and related	212,440	43.8%	196,076	46.4%	16,364	8.3%
Office and general	99,361	20.5%	84,442	20.0%	14,919	17.7%
Marketing and promotion	98,474	20.3%	93,892	22.2%	4,582	4.9%
Restructuring and other special charges	450	0.1%	—	0.0%	450	n/a

Total operating expenses	410,725	84.6%	374,410	88.7%	36,315	9.7%

Operating income	$74,631	15.4%	$47,783	11.3%	$26,848	56.2%

Revenue in our Careers — North America segment increased $63.2 million, or 15.0%, in 2011 compared to 2010, due to increased business activity from our enterprise customers, in addition to growth within our newspaper, staffing and e-commerce sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in 2011 increased 15% compared to the same period of 2010, however we experienced a deceleration of growth in the latter half of 2011. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $16.4 million, or 8.3%, in 2011 compared to 2010. This increase in salaries and related expenses resulted primarily from $14.2 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011 as well as $10.9 million of increased regular salary costs primarily associated with the impact of a full year of salary and related expenses from the HotJobs Assets. These increases were partially offset by decreased associate incentive plans of $4.7 million as well as severance costs of $3.3 million associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased $14.9 million, or 17.7%, in 2011 compared to 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $5.6 million associated with the acquisition of the HotJobs Assets, $3.7 million of increased professional fees, $1.7 million of additional depreciation expense associated with our recent increase in capital expenditures as well as $1.2 million of additional occupancy costs.

Marketing and promotion expenses increased $4.6 million, or 4.9%, in 2011 compared to 2010. This increase in marketing and promotion expenses primarily resulted from our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This increase was partially offset by a decrease in our offline media costs.

We incurred $0.5 million of restructuring charges and other special charges in 2011 comprised primarily of severance costs resulting from targeted headcount reductions.

Our Careers — North America operating income was $74.6 million in 2011, compared to operating income of $47.8 million in 2010, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$444,869	100.0%	$360,798	100.0%	$84,071	23.3%

Salaries and related	224,205	50.4%	211,002	58.5%	13,203	6.3%
Office and general	98,572	22.2%	95,904	26.6%	2,668	2.8%
Marketing and promotion	86,803	19.5%	77,464	21.5%	9,339	12.1%
Restructuring and other special charges	618	0.1%	—	0.0%	618	n/a

Total operating expenses	410,198	92.2%	384,370	106.5%	$25,828	6.7%

Operating income (loss)	$34,671	7.8%	$(23,572)	(6.5)%	$58,243	247.1%

Our Careers — International segment revenue increased $84.1 million, or 23.3%, in 2011 compared to 2010, which includes $19.8 million of favorable foreign exchange impact, primarily due to growth in Europe including Germany, France and Sweden, and in Asia including South Korea, India and China. The increase in our Careers — International segment was due to the further adoption of the Company’s broadened product portfolio and an improved economic environment in 2011 in certain countries as compared to 2010. Our Careers — International bookings in 2011 increased 21% compared to 2010, however we experienced a deceleration of growth in the latter half of 2011. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $13.2 million, or 6.3%, in 2011 compared to 2010, which includes $9.3 million of unfavorable foreign exchange impact. This increase in salaries and related expenses resulted primarily from $16.4 million of increased regular salary costs primarily associated with increased headcount in 2011 compared to 2010 primarily in Asia. These increases were partially offset by decreased severance costs of $1.9 million associated with our targeted headcount reductions, which primarily occurred in 2010, as well as 2010 including the reversal of a previously accrued payroll tax liability.

Office and general expenses increased $2.7 million, or 2.8%, in 2011 compared to 2010, which includes $2.7 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $0.6 million of increased professional expenses as well as a partial reversal in 2010 of a previously recorded contingency resulting from a legal settlement.

Marketing and promotion expenses increased $9.3 million, or 12.1%, in 2011 compared to 2010, which includes $3.4 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses primarily resulted from our focus on brand awareness in Europe and Asia.

We incurred $0.6 million of restructuring charges and other special charges in 2011 which is primarily comprised of severance costs resulting from our decision to cease operations within one country.

Our Careers — International operating income was $34.7 million in 2011, compared to an operating loss of $23.6 million in 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2011	Revenue	2010	Revenue	(Decrease)	(Decrease)
Revenue	$109,880	100.0%	$131,142	100.0%	$(21,262)	(16.2)%

Salaries and related	47,613	43.3%	50,420	38.4%	(2,807)	(5.6)%
Office and general	26,317	24.0%	26,015	19.8%	302	1.2%
Marketing and promotion	26,631	24.2%	50,483	38.5%	(23,852)	(47.2)%
Restructuring and other special charges	4,105	3.7%	—	0.0%	4,105	n/a

Total operating expenses	104,666	95.3%	126,918	96.8%	(22,252)	(17.5)%

Operating income	$5,214	4.7%	$4,224	3.2%	$990	23.4%

Revenue in our Internet Advertising & Fees segment decreased $21.3 million, or 16.2%, in 2011 compared to 2010. This decrease primarily resulted from the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation activities, partially offset by an increase in our display advertising business.

Operating expenses decreased $22.3 million, or 17.5%, in 2011 compared to 2010. This decrease in operating expenses primarily resulted from a decrease in marketing expenses, partially offset by $4.1 million of restructuring and other special charges associated with the Company no longer engaging in the certain activities within our Internet Advertising & Fees segment.

Our Internet Advertising & Fees operating income was $5.2 million in 2011, compared to operating income of $4.2 million in 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the years ended December 31, 2011 and 2010 resulted in an expense of $3.1 million and $1.9 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.2 million primarily resulted from higher interest expense in 2011, primarily relating to the funding of the acquisition of the HotJobs Assets and additional proceeds from borrowings on credit facilities in 2011 as well as lower gains on auction rate securities. These increases were partially offset by higher interest income primarily resulting from higher interest rates on our cash balances throughout 2011 as compared to 2010.

Income Taxes

Income taxes for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Income (loss) before income taxes and loss in equity interests	$73,410	$(43,894)	$117,304	267.2%
Provision for (benefit from) income taxes	18,371	(14,405)	32,776	227.5%
Effective tax rate	25.0%	32.8%	n/a	n/a

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates. The tax rate in the United States is 35% and tax rates in the foreign countries in which we do business vary from approximately 15% to 35%. The mix of income in high and low tax jurisdictions can vary from year to year. Our future tax rates can be adversely affected if there is more income in countries with higher tax rates.

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and the accrual of interest on tax liabilities. During 2011, we received a non-taxable release of $17.4 million of escrowed funds with respect to our purchase of ChinaHR, which lowered our tax provision for the year ended December 31, 2011 by $4.4 million. The Company also reversed $6.6 million of accrued tax and accrued interest due to settlement of tax examinations and other adjustments to accrued uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25.1 million for the tax benefits of accrued interest expense on these loans by reducing recorded deferred tax assets. Approximately $13.9 million of these benefits were sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits but established a valuation allowance for the benefits sustained due to uncertainty in their ultimate realization. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate. The Company also reversed accrued tax and interest due to settlement of tax examinations in the amount of $1.2 million.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 36 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, China and the United States as well as other countries in Europe and the Asia Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006 in Germany, 2009 in the United Kingdom, 2007 in China and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company is presently under examination by the United States Internal Revenue Service for tax years 2006 through 2009. No material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $5.0 million in the next twelve months due to expirations of statutes of limitations or settlement of audits. The tax matters relate to allocation of income among jurisdictions.

Loss in Equity Interests, Net

Loss in equity interests, net, for the years ended December 31, 2011 and 2010 was $1.2 million and $2.9 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in 2011 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2011.

Net Income (Loss)

Our consolidated net income was $53.8 million in 2011 compared to a net loss of $32.4 million in 2010, as a result of the factors discussed above.

Diluted Earnings (Loss) Per Share

Diluted earnings per share in 2011 was $0.43 compared to a diluted loss per share of $0.27 in 2010. Diluted weighted average shares outstanding for the years ended December 31, 2011 and 2010 was 123.9 million shares and 120.6 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating loss for the years ended December 31, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$914,133	100.0%	$905,142	100.0%	$8,991	1.0%

Salaries and related	490,791	53.7%	463,749	51.2%	27,042	5.8%
Office and general	242,797	26.6%	231,288	25.6%	11,509	5.0%
Marketing and promotion	222,566	24.3%	209,661	23.2%	12,905	6.2%
Reversal of legal settlements, net	—	0.0%	(6,850)	(0.8%)	6,850	(100.0%)
Restructuring and other special charges	—	0.0%	16,105	1.8%	(16,105)	(100.0%)

Total operating expenses	956,154	104.6%	913,953	101.0%	42,201	4.6%

Operating loss	$(42,021)	(4.6%)	$(8,811)	(1.0%)	$(33,210)	376.9%

Our consolidated revenue increased $9.0 million, or 1.0%, in 2010 compared to 2009, which includes $1.2 million of unfavorable foreign exchange impact and $19.0 million of revenue attributable to the operations of the HotJobs Assets, the acquisition which closed on August 24, 2010. Our Careers — North America segment experienced a 3.7% increase in revenue and our Careers —International segment experienced a 1.3% decrease in revenue. The deferred revenue balance at the beginning of 2009 was $414.3 million, or $108.4 million higher than the deferred revenue balance at the beginning of 2010 of $305.9 million. As such, revenue recognized in 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to 2009. We continued to see improvements in global business activity in 2010 with bookings (which represent the value of contractual orders received during the relevant period) growth of 23% on a global basis compared to 2009. This increase in bookings occurred in most sectors of the North American market (particularly within our large enterprise, staffing, e-commerce and government customer sectors), most countries within Europe (driven by strong bookings growth in Germany, France and Sweden), as well as in our Asian markets (particularly in South Korea, India and China). We believe the increased bookings in these areas was the result of the improvement in the global economy in 2010 compared to 2009 as well as the improvements the Company has made in the customer value proposition.

Salary and related expenses increased $27.0 million, or 5.8%, in 2010 compared to 2009, which includes $0.3 million of unfavorable foreign exchange impact, $1.4 million of integration-related expenses associated with the acquisition of the HotJobs Assets and $6.8 million of costs attributable to the operations of the HotJobs Assets. This increase in salaries and related expenses resulted primarily from increased costs associated with the reintroduction of certain employee incentive programs which were modified in 2009, increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2010, and increased stock-based compensation resulting from our broader equity and incentive programs. These increases were partially offset by decreased regular salary costs in 2010, primarily associated with North America where our targeted headcount reductions generated decreased regular salary costs that offset the incremental regular salary costs associated with the acquisition of the HotJobs Assets, which occurred on August 24, 2010.

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

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$422,193	100.0%	$407,118	100.0%	$15,075	3.7%

Salaries and related	196,076	46.4%	192,145	47.2%	3,931	2.0%
Office and general	84,442	20.0%	93,408	22.9%	(8,966)	(9.6%)
Marketing and promotion	93,892	22.2%	98,137	24.1%	(4,245)	(4.3%)
Restructuring and other special charges	—	0.0%	3,758	0.9%	(3,758)	(100.0%)

Total operating expenses	374,410	88.7%	387,448	95.2%	(13,038)	(3.4%)

Operating income	$47,783	11.3%	$19,670	4.8%	$28,113	142.9%

Revenue in our Careers — North America segment increased $15.1 million, or 3.7%, in 2010 compared to 2009, which includes $1.9 million of favorable foreign exchange impact and $19.0 million of revenue attributable to the operations of the HotJobs Assets. Revenue recognized in 2010 was negatively impacted by the lower beginning deferred revenue balance when compared to 2009, which was more than offset by improvements in most business sectors within North America. We experienced bookings growth in our large enterprise, staffing, e-commerce and government customer sectors. We believe the increased bookings in these areas are a result of the improvement in the economy in North America in 2010 compared to 2009 as well as the improvements the Company has made in the customer value proposition.

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

Our Careers — North America operating income was $47.8 million in 2010 compared to $19.7 million in 2009, as a result of the factors discussed above.

Careers — International

The operating results of our Careers — International segment for the years ended December 31, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		% of		% of	Increase	% Increase
(Dollars in thousands)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Revenue	$360,798	100.0%	$365,478	100.0%	$(4,680)	(1.3%)

Salaries and related	211,002	58.5%	194,633	53.3%	16,369	8.4%
Office and general	95,904	26.6%	100,257	27.4%	(4,353)	(4.3%)
Marketing and promotion	77,464	21.5%	66,503	18.2%	10,961	16.5%
Restructuring and other special charges	—	0.0%	10,368	2.8%	(10,368)	(100.0%)

Total operating expenses	384,370	106.5%	371,761	101.7%	12,609	3.4%

Operating loss	$(23,572)	(6.5%)	$(6,283)	(1.7%)	$(17,289)	275.2%

Revenue in our Careers — International segment decreased $4.7 million, or 1.3%, in 2010 compared to 2009, which includes $3.1 million of unfavorable foreign exchange impact, with revenue recognized in 2010 negatively impacted by the lower beginning deferred revenue balance when compared to 2009. We continued to see improvements in our businesses in 2010 within Europe (driven by strong bookings growth in Germany, France and Sweden), as well as in our Asian markets (particularly in South Korea, India and China). We believe the increased bookings in these areas are a result of the improvement in the global economy in 2010 compared to 2009 as well as the improvements the Company has made in the customer value proposition.

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

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2010	% of Revenue	2009	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$131,142	100.0%	$132,546	100.0%	$(1,404)	(1.1%)

Salaries and related	50,420	38.4%	46,093	34.8%	4,327	9.4%
Office and general	26,015	19.8%	23,632	17.8%	2,383	10.1%
Marketing and promotion	50,483	38.5%	44,091	33.3%	6,392	14.5%
Restructuring and other special charges	—	0.0%	616	0.5%	(616)	(100.0%)

Total operating expenses	126,918	96.8%	114,432	86.3%	12,486	10.9%

Operating income	$4,224	3.2%	$18,114	13.7%	$(13,890)	(76.7%)

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

The decrease in interest and other, net, of $3.9 million resulted primarily from a reversal of auction rate security losses related to funds received in 2010 from RBC Capital Markets Corporation (“RBC”) related to contingent settlements, gains from security redemptions as well as a gain on a sale of an investment in the fourth quarter of 2010. These reductions in interest and other, net, were partially offset by decreased interest income, associated with a decline in invested balances and a decline in investment interest rates experienced during 2010, higher credit facility borrowing costs, higher unused fees, higher amortization costs associated with capitalized deferred financing fees and foreign currency losses in 2010 resulting primarily from losses on intercompany settlements and hedging activity.

Income Taxes

Income taxes for the years ended December 31, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
(Loss) income from continuing operations before income taxes and equity interests	$(43,894)	$(14,639)	$(29,255)	(199.8)%
Income tax (benefit) provision	(14,405)	(37,883)	23,478	62.0%
Effective tax rate	32.8%	258.8%	n/a	n/a

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, tax exempt interest income, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and the accrual of interest on tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

The Company also recognized $1.4 million of previously unrecognized tax benefits due to settlement of a United States state tax examination, which on a net of tax basis impacted the effective tax rate by $0.9 million. The Company also reserved accrued interest and penalties related to unrecognized tax benefits of $0.6 million, which on a net of tax basis impacts the effective rate by $0.3 million. The total benefit reflected in the effective tax rate due to recognition of previously unrecognized benefits and reversals of interest and penalties thereon was $1.2 million.

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

Financial Condition

The following table details our cash and cash equivalents and marketable securities as of December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash and cash equivalents	$250,317	$163,169	$275,447
Marketable securities	—	—	24,669

Cash and cash equivalents and marketable securities	$250,317	$163,169	$300,116
Percentage of total assets	12.2%	8.2%	16.4%

As of December 31, 2011, we had cash and cash equivalents of $250.3 million, compared to $163.2 million as of December 31, 2010. Our increase in cash and cash equivalents of $87.1 million in 2011 primarily resulted from $149.7 million provided by operating activities and $64.2 million of net proceeds from borrowings on credit facilities, partially offset by $61.8 million of capital expenditures and $42.0 million of repurchases of common stock.

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

Cash Flows

Consolidated cash flows for the fiscal year ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
(Dollars in thousands)	2011	2010	2009

Net cash provided by operating activities	$149,677	$93,072	$44,725

Net cash (used for) provided by investing activities	(62,202)	(261,260)	7,879

Net cash provided by (used for) financing activities	5,132	60,573	(11,418)
Effect of exchange rates on cash	(5,459)	(4,663)	12,001

Cash provided by operating activities was $149.7 million for the year ended December 31, 2011, an increase of $56.6 million from $93.1 million of cash provided by operating activities for the year ended December 31, 2010. This increase in cash provided by operating activities resulted primarily from increased net income of $86.2 million and the impact of deferred taxes of $22.2 million. These increases were partially offset by $53.9 million of reduced cash flows provided by working capital items in 2011, primarily resulting from changes in accounts payable, deferred revenue, partially offset by accounts receivable and prepaid and other.

Cash provided by operating activities was $93.1 million for the year ended December 31, 2010, an increase of $48.3 million from $44.7 million of cash provided by operating activities for the year ended December 31, 2009. This increase in cash provided by operating activities resulted primarily from increased cash flows provided by working capital items in 2010 of $135.8 million, primarily resulting from changes in deferred revenue, accounts payable and accrued liabilities partially offset by accounts receivable. These increases were partially offset by $87.5 million of reduced cash flows provided by operating activities primarily from decreased net income of $51.3 million as well as reduced operating cash flows provided by deferred income taxes in 2010 of $29.1 million.

Cash used for investing activities was $62.2 million for the year ended December 31 2011, a decrease of $199.1 million from $261.3 million of cash used in investing activities for the year ended December 31, 2010. This decrease resulted primarily from the acquisition of the HotJobs Assets of $225.0 million during the year ended 2010, partially offset by decreased sales and maturities of marketable securities of $25.4 million.

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

Cash provided by financing activities was $5.1 million for the year ended December 31, 2011, a decrease of $55.4 million from $60.6 million of cash provided by financing activities for the year ended December 31, 2010. This decrease resulted primarily from the repurchase of the Company’s common stock of $42.0 million as well as $10.3 million of net repayments on borrowings on our term loan and revolving credit facilities.

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

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2009, 2010 and 2011 in conservative investment vehicles such as money market funds that invest solely in United States treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 3 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K). As of December 31, 2011, the Company was in full compliance with its covenants.

Additionally, on the Amendment Closing Date the Company entered into the United States Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.

In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of permitted secured indebtedness from $20.0 million to $45.0 million.

At December 31, 2011, the utilized portion of this credit facility was $40.0 million in borrowings on the term loan facility, $141.5 million of borrowings on the revolving credit facility, and $0.9 million in outstanding letters of credit. During the year ended December 31, 2011, the Company drew down $62.0 million, net under its revolving credit facility primarily for utilization under the share repurchase program. Additionally, the Company repaid $5.0 million on its term loan during the year ended December 31, 2011. The utilized portion of the revolving credit facility and the entire amount of borrowings on the term loan are due within one year, which represents $181.5 million of the total borrowings, and which is classified as short-term on the consolidated balance sheet as of December 31, 2011. As of December 31, 2011, based on the calculation of the maximum Consolidated Leverage Ratio, $107.6 million of the Company’s revolving credit facility was available. At December 31, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.30%, 3.25% and 0.04%, respectively. As of December 31, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.79%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7.5 million. The credit facility has a maximum tenure of one year and the lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of December 31, 2011, the Company was in full compliance with its covenants under this facility. As December 31, 2011, the interest rate on these borrowings was 6.71%, the utilized portion was $7.3 million, which is classified as short-term on the consolidated balance sheet as of December 31, 2011, and $0.1 million was available to be utilized by the Company.

Acquisition of the HotJobs Assets from Yahoo! Inc.

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo!, Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. The purchase price for the HotJobs Assets was $225.0 million. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers — North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 9 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K). In the three months ended March 31, 2011, the Company incurred $4.6 million of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011 and the Company does not expect to incur any integration costs during future periods.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea and plans to repatriate earnings in 2012. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. United States residual taxes have been provided on unremitted earnings through December 31, 2011.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at December 31, 2011 was approximately $187.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to the expected repatriation from South Korea in 2012 and cash expected from 2012 domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

In 2011, we utilized our tax loss carryovers in the United States and did not pay significant United States cash taxes. We expect to utilize available tax loss carryovers to offset most United States tax liability through the end of 2012. We expect to continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

During the year ended December 31, 2011, the Company recorded $5.2 million of restructuring and other special charges comprised of severance of $3.3 million and facility costs of $1.9 million. The accrued restructuring balance as of December 31, 2011 was $3.0 million. These restructuring and other special charges resulted from the Company no longer engaging in certain activities within the Internet Advertising & Fees segment, the decision to cease operations within one country in the Careers — International segment as well as targeted headcount reductions within the Careers — North America segment.

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. The strategic restructuring actions include reducing the Company’s current workforce by approximately 400 associates (or 7% of its full-time staff), the consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company anticipates that a majority of the strategic restructuring actions, and a majority of the charges associated with such actions, will be taken in the first quarter of 2012. The Company also anticipates that all strategic restructuring actions will be completed by the end of 2012. As a result of the restructuring initiatives, the Company expects to record an aggregate pre-tax charge within the range of $30.0 million to $40.0 million, beginning in the first quarter of 2012. Of the aggregate pre-tax charge, the Company expects to incur approximately $25.0 million to $35.0 million in cash expenditures.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2011, the Company repurchased 5.5 million shares for a total repurchase of $42.0 million at an average price of $7.60 per share.

Contractual Obligations

The commitments as of December 31, 2011 related to our continuing and discontinued operations are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years

Operating Leases	$232,358	$42,917	$80,529	$49,653	$59,259

Purchase commitments—advertising contracts	84,735	33,365	46,245	5,125	—

Short-term debt	188,836	188,836	—	—	—

Software Financing	9,693	4,973	4,720	—	—

Interest Payments	10,256	8,995	823	301	137

Other	4,250	3,050	1,200	—	—

Total	$530,128	$282,136	$133,517	$55,079	$59,396

In addition to the cash commitments above, we also have $94.8 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities. See Note 12 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of information related to long-term income taxes payable.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2011.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers' acceptance	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	55,954
Commercial paper	—	47,675	—	47,675
Government bonds — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2011 and 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability
	Year Ended December 31,
(Dollars in thousands)	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	4,897	—
Cash Payments	(3,872)	(11,199)

Balance, End of Period	$14,938	$13,913

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan (see Note 9 to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K), which approximates fair value due to market interest rates.

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

Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database and other career-related services. We recognize revenue at the time that job postings are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative selling price of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in its share price and market capitalization; a decline in its expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units: Careers — North America, Careers — International, Careers — China and Internet Advertising & Fees. The goodwill impairment test is a two step analysis. In Step One, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques (income approach) and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, the Company performs Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value. The determination of fair value of the reporting units and assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

To determine fair value using the income approach, the Company discounts the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. The estimate cash flows beyond the final year of our model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before income, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. To corroborate the results of the income approach, the Company estimated the fair value of its reporting units using several market-based approaches.

The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable. The Company has utilized the income approach in determining the fair value of the reporting units consistent with prior periods. The Company believes that this is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

For the annual goodwill impairment test performed in the fourth quarter of 2011, each of the Careers — North America, Careers — International and Internet Advertising & Fees reporting units had a fair value that substantially exceeded its carrying value. The recorded amount of goodwill for the Careers — China reporting unit was $261.7 million as of December 31, 2011. For the Careers —China reporting unit, the Company calculated a fair value that was within approximately 10% of the carrying value, using a discount rate of 13.5% and a terminal growth rate of 5%. The Company believes these and the other underlying assumptions to be reasonable based upon the risk profile and long-term growth prospects of this reporting unit in light of industry market data. In assessing the reasonableness of the calculated fair value of the Careers — China reporting unit, the Company determined that the discount rate used to determine fair value would need to be increased by approximately 1.5% before its calculated fair value would be less than its book value. The Company does not believe the resulting discount rate would be reasonable relative to the risks associated with the future cash flows of this business. The Company also determined that the terminal growth rate used to determine fair value would need to decline from 5% to below 3% before its calculated fair value would be less than its book value. This growth rate would not be reasonable given the expected growth of the Careers — China reporting unit’s business nor the industry expectations of the growth in the reporting unit’s markets. Therefore, the Company believes the inputs and assumptions used in determining the fair value of the Careers — China reporting unit are reasonable.

Based on the results of our 2011 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

The Company recognizes during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests to ensure that our market capitalization continues to exceed or is not significantly below the carrying value of our net assets. We consider a decline in our market capitalization that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our market capitalization which would reflect adverse changes in our underlying operating performance, cash flows, financial condition and/or liquidity. In the event that our market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether a potential goodwill impairment exists. We believe that short-term fluctuations in share prices may not necessarily reflect underlying values. However, if a decline in our market capitalization below book value persists for an extended period of time, we would likely consider the decline to be indicative of a decline in the aggregate fair value at the reporting unit level.

Differences in the Company’s actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in the Company’s stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary items, projected future taxable income, tax planning strategies and recent financial operations. Assumptions used in making this evaluation require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. When we determine that we are not able to realize our recorded deferred tax assets, an increase in the valuation allowance is recorded, decreasing earnings in the period in which such determination is made.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011. The adoption of ASU 2009-13 did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

During 2011, revenue from our international operations accounted for 45% of our consolidated revenue. Revenue and related expenses are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Czech Korunas, Korean Won, Chinese Renminbi, Swedish Krona and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the weakening United States dollar in 2011 positively impacted reported revenue by approximately $20.8 million and positively impacted reported operating income by approximately $3.6 million, compared to 2010.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2011 of $234.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $11.7 million, $23.4 million and $46.9 million, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2011, our cumulative translation adjustment account increased $0.6 million, primarily attributable to the foreign currency movements of the United States dollar against the Chinese Renminbi, British Pound, Euro, and Indian Rupee.

Interest Rate Risk

Credit Facilities

As of December 31, 2011, our debt was comprised primarily of borrowings under our senior secured revolving credit facilities, term loan facilities and borrowings of our subsidiary in China under an unsecured uncommitted revolving credit facilities that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during 2011, we would have had $297.5 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $3.0 million for the year ended December 31, 2011. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on December 31, 2011, we would have had

$189.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $1.9 million for the year ended December 31, 2011. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and investments in a variety of debt instruments of high quality issuers, money market funds which invest in United States Treasuries, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits and government bonds that mature within three months of their origination date, as well as auction rate securities. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2011 would have changed our annual pretax earnings by approximately $2.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 31, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

January 31, 2012

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$250,317	$163,169
Accounts receivable, net of allowance for doubtful accounts of $5,240 and $5,420	343,546	346,751
Prepaid and other	82,069	75,451

Total current assets	675,932	585,371

Goodwill	1,132,161	1,122,951
Property and equipment, net	156,282	150,147
Intangibles, net	51,961	66,184
Investment in unconsolidated affiliates	1,183	1,359
Other assets	40,479	51,990

Total assets	$2,057,998	$1,978,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,411	$36,569
Accrued expenses and other current liabilities	169,576	176,400
Deferred revenue	380,310	376,448
Current portion of long-term debt and borrowings on revolving credit facilities	188,836	84,500
Income taxes payable	16,830	12,907

Total current liabilities	782,963	686,824

Long-term income taxes payable	94,750	95,390
Deferred income taxes	4,665	17,186
Long-term debt, less current portion	—	40,000
Other long-term liabilities	11,493	9,952

Total liabilities	893,871	849,352

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 137,855 and 135,834 shares, respectively; outstanding: 117,628 and 121,113 shares, respectively	138	136
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,405,915	1,424,815
Accumulated deficit	(305,669)	(359,466)
Accumulated other comprehensive income	63,743	63,165

Total stockholders’ equity	1,164,127	1,128,650

Total liabilities and stockholders’ equity	$2,057,998	$1,978,002

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenue	$1,040,105	$914,133	$905,142

Salaries and related	516,198	490,791	463,749
Office and general	244,272	242,797	231,288
Marketing and promotion	215,343	222,566	209,661
Release of ChinaHR escrowed funds	(17,400)	—	—
Restructuring and other special charges	5,173	—	16,105
Reversal of legal settlements, net	—	—	(6,850)

Total operating expenses	963,586	956,154	913,953

Operating income (loss)	76,519	(42,021)	(8,811)
Interest expense, net	(6,000)	(4,545)	(1,431)

Other income (expense), net	2,891	2,672	(4,397)

Interest and other, net	(3,109)	(1,873)	(5,828)

Income (loss) before income taxes and loss in equity interests	73,410	(43,894)	(14,639)
Provision for (benefit from) income taxes	18,371	(14,405)	(37,883)
Loss in equity interests, net	(1,242)	(2,870)	(4,317)

Net income (loss)	$53,797	$(32,359)	$18,927

Basic earnings (loss) per share	$0.44	$(0.27)	$0.16

Diluted earnings (loss) per share	$0.43	$(0.27)	$0.16

Weighted average shares outstanding:
Basic	122,002	120,608	119,359
Diluted	123,923	120,608	121,170

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Shares of			Accumulated
	Shares of	Class B	Common Stock		Other	Total
	Common	Common	and Additional	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance January 1, 2009	133,335	—	$1,367,506	$(346,034)	$25,801	$1,047,273

Net income	—	—	—	18,927	—	18,927
Reversal of net unrealized loss on investments	—	—	—	—	1,603	1,603
Change in cumulative foreign currency translation adjustment	—	—	—	—	36,763	36,763

Comprehensive income						$57,293

Tax withholdings related to net share settlements of restricted stock awards and units	(483)	—	(4,571)	—	—	(4,571)
Issuance of common stock for stock option exercises	7	—	67	—	—	67
Tax provision for stock-based compensation	—	—	(9,094)	—	—	(9,094)
Stock based compensation- restricted stock	1,182	—	39,306	—	—	39,306
Stock based compensation- stock options	—	—	615	—	—	615
Stock bonus award	339	—	2,275	—	—	2,275

Balance, December 31, 2009	134,380	—	$1,396,104	$(327,107)	$64,167	$1,133,164

Net loss	—	—	—	(32,359)	—	(32,359)
Change in cumulative foreign currency translation	—	—	—	—	(1,002)	(1,002)

Comprehensive loss						$(33,361)

Tax withholdings related to net share settlements of restricted stock awards and units	(869)	—	(14,227)	—	—	(14,227)
Issuance of common stock for stock option exercises	29	—	300	—	—	300
Tax provision for stock-based compensation	—	—	(4,417)	—	—	(4,417)
Stock based compensation- restricted stock	2,294	—	46,646	—	—	46,646
Stock based compensation- stock options	—	—	545	—	—	545

Balance, December 31, 2010	135,834	—	$1,424,951	$(359,466)	$63,165	$1,128,650

Net income	—	—	—	53,797	—	53,797
Change in cumulative foreign currency translation	—	—	—	—	578	578

Comprehensive income						$54,375

Repurchase of common stock	—	—	(41,973)	—	—	(41,973)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,145)	—	(17,139)	—	—	(17,139)
Issuance of common stock for stock option exercises	1	—	23	—	—	23
Tax provision for stock-based compensation	—	—	(4,628)	—	—	(4,628)
Stock based compensation- restricted stock	3,165	—	44,380	—	—	44,380
Stock based compensation- stock options	—	—	439	—	—	439

Balance, December 31, 2011	137,855	—	$1,406,053	$(305,669)	$63,743	$1,164,127

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities:
Net income (loss)	$53,797	$(32,359)	$18,927

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,600	67,096	68,533
Reversal of legal settlements, net	—	—	(6,850)
Provision for doubtful accounts	3,329	2,947	10,154
Non-cash compensation	42,523	47,191	39,921
Loss in equity interests, net	1,242	2,870	4,317
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	130	255	4,779
Deferred income taxes	(5,659)	(27,890)	1,189
(Gains) losses on auction rate securities	(1,732)	(2,415)	4,181
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(856)	(53,555)	80,462
Prepaid and other	(5,510)	(16,490)	(2,669)
Deferred revenue	5,056	62,488	(111,634)
Accounts payable, accrued liabilities and other	(17,243)	42,934	(66,585)

Total adjustments	95,880	125,431	25,798

Net cash provided by operating activities	149,677	93,072	44,725

Cash flows (used for) provided by investing activities:
Capital expenditures	(61,818)	(57,126)	(48,677)
Payments for acquisitions and intangible assets, net of cash acquired	—	(225,795)	(300)
Purchase of marketable securities	—	—	(8,585)
Sales and maturities of marketable securities and other	1,732	27,089	70,977
Cash funded to equity investee	(2,559)	(5,648)	(6,299)
Dividends received from unconsolidated investee	443	220	763

Net cash (used for) provided by investing activities	(62,202)	(261,260)	7,879

Cash flows provided by (used for) financing activities:
Proceeds from borrowings on credit facilities	108,722	90,000	199,203
Payments on borrowings on term loan and revolving credit facilities	(44,501)	(15,500)	(256,196)
Proceeds from borrowings on term loan	—	—	50,000
Repurchase of common stock	(41,973)	—	—
Tax withholdings related to net share settlements of restricted stock awards and units	(17,139)	(14,227)	(4,571)
Proceeds from the exercise of employee stock options	23	300	67
Excess tax benefits from equity compensation plans	—	—	79

Net cash provided by (used for) financing activities	5,132	60,573	(11,418)

Effects of exchange rates on cash	(5,459)	(4,663)	12,001
Net increase (decrease) in cash and cash equivalents	87,148	(112,278)	53,187
Cash and cash equivalents, beginning of period	163,169	275,447	222,260

Cash and cash equivalents, end of period	$250,317	$163,169	$275,447

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our,” or “us”) has operations that consist of three reportable segments: Careers — North America, Careers — International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job advertisements on the websites within the Monster network, access to Monster’s network of online resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, South America and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made for consistent presentation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and revenues and expenses. These estimates include, among others, allowances for doubtful accounts, fair value of financial assets and liabilities, net realizable values on long-lived assets and deferred tax assets and liabilities, certain accrued expense accounts, deferred revenue, goodwill, revenue recognition and forfeitures associated with stock-based compensation. Actual results could differ from those estimates.

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

Careers (North America and International). Our Careers segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to Monster’s network of online resume databases, Career Ad Network and other career-related services. We recognize revenue at the time that job postings or Career Ads are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from Monster’s network of resume databases and other career-related services are recognized over the length of the contract, typically from two weeks to twelve months. Revenue associated with multiple element contracts is allocated based on the relative selling prices of the services included in the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Internet Advertising & Fees. Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of “click-throughs” on text based links as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers. In addition, we recognize revenue for premium services over the length of the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Business Combinations and Dispositions

We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. For the period January 1, 2009 through December 31, 2011, the Company completed three business combinations (see Note 3 to the consolidated financial statements).

The Company accounts for business dispositions in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods.

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan, which approximates fair value due to market interest rates.

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

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2011 and 2010 are adequate. However, actual write-offs could exceed the recorded allowance. Activity in the allowance for doubtful accounts is as follows:

	September 30,	September 30,	September 30,	September 30,
Year Ended	Beginning	Charged to	Write-Offs	Ending
December 31,	Balance	Expense	and Other	Balance
2011	$5,420	$3,329	$(3,509)	$5,240
2010	$12,660	$2,947	$(10,187)	$5,420
2009	$14,064	$10,154	$(11,558)	$12,660

Property and Equipment

Computer and communications equipment, furniture and equipment and capitalized software costs are stated at cost and are depreciated using the straight line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are stated at cost and amortized using the straight-line method, over their estimated useful lives, or the lease term, whichever is shorter.

Internal Use Software and Website Development Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment and the estimated useful life is five years. Costs capitalized were $27,020, $21,591 and $26,194 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the annual goodwill impairment test performed in the fourth quarter of 2011, each of the Careers — North America, Careers — International and Internet Advertising & Fees reporting units had a fair value that substantially exceeded its carrying value. The recorded amount of goodwill for the Careers — China reporting unit was $261,700 as of December 31, 2011. For the Careers — China reporting unit, the Company calculated a fair value that was within approximately 10% of the carrying value, using a discount rate of 13.5% and a terminal growth rate of 5%. The Company believes these and the other underlying assumptions to be reasonable based upon the risk profile and long-term growth prospects of this reporting unit in light of industry market data. In assessing the reasonableness of the calculated fair value of the Careers — China reporting unit, the Company determined that the discount rate used to determine fair value would need to be increased by approximately 1.5% before its calculated fair value would be less than its book value. The Company does not believe the resulting discount rate would be reasonable relative to the risks associated with the future cash flows of this business. The Company also determined that the terminal growth rate used to determine fair value would need to decline from 5% to below 3% before its calculated fair value would be less than its book value. This growth rate would not be reasonable given the expected growth of the Careers — China reporting unit’s business nor the industry expectations of the growth in the reporting unit’s markets. Therefore, the Company believes the inputs and assumptions used in determining the fair value of the Careers — China reporting unit are reasonable.

The Company recognizes during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests to ensure that our market capitalization continues to exceed or is not significantly below the carrying value of our net assets. We consider a decline in our market capitalization that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our market capitalization which would reflect adverse changes in our underlying operating performance, cash flows, financial condition and/or liquidity. In the event that our market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether a potential goodwill impairment exists. We believe that short-term fluctuations in share prices may not necessarily reflect underlying values. However, if a decline in our market capitalization below book value persists for an extended period of time, we would likely consider the decline to be indicative of a decline in the aggregate fair value at the reporting unit level.

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

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2011, there were no impairment indicators present.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss), a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions, including forward foreign exchange contracts, are included in other income (expense), net.

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income are foreign currency translation adjustments, which relate to investments that are permanent in nature, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable. As of December 31, 2011 and 2010, the notional value of these forward foreign exchange contracts was $52,373 and $62,902, respectively, and the corresponding accumulated unrealized gain was $215 and $666, respectively, which is included in other income (expense), net in the consolidated statement of operations for the years ended December 31, 2011 and 2010, respectively. The Company does not trade derivative financial instruments for speculative purposes.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Restructuring and Other Special Charges

During the year ended December 31, 2011, the Company recorded $5,173 of restructuring and other special charges comprised of severance of $3,261 and facility costs of $1,912. The accrued restructuring balance as of December 31, 2011 was $2,998. These restructuring and other special charges resulted from the Company no longer engaging in certain activities within the Internet Advertising & Fees segment, the decision to cease operations within one country in the Careers — International segment as well as targeted headcount reductions within the Careers — North America segment.

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

Earnings Per Share

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	September 30,	September 30,	September 30,
	December 31,
(Thousands of shares)	2011	2010	2009
Basic weighted average shares outstanding	122,002	120,608	119,359
Effect of common stock equivalents — stock options and non-vested stock under employee compensation plans	1,921	—	1,811

Diluted weighted average shares outstanding	123,923	120,608	121,170

Weighted average anti-dilutive common stock equivalents (1)	4,165	6,631	7,871

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

Professional Fees and Expenses Related to the Stock Option Investigation

In May 2009, the Company agreed, without admitting or denying wrongdoing, to pay a $2,500 penalty to the United States Securities and Exchange Commission (“SEC”) to settle claims arising out of the SEC’s inquiry into the Company’s historical stock option granting practices.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 effective January 1, 2011. The adoption of ASU 2009-13 did not have an impact on our consolidated financial statements.

2. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, stock options and performance-based RSAs and RSUs. The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company. The Corporate Governance and Nominating Committee of the Company’s Board of Directors approves stock-based compensation awards for all non-employee directors of the Company. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSAs and RSUs vested. In accordance with ASC 718, the Company’s forfeiture rate as of December 31, 2011 includes the impact of the restructuring program that the Company announced on January 26, 2012 (see note 17 for discussion of the Company’s restructuring plan).

The Company recognized pre-tax compensation expense in the consolidated statement of operations related to stock-based compensation as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Non-vested stock, included in salaries and related	$42,084	$46,646	$39,306
Stock options, included in salaries and related	439	545	615

Total	$42,523	$47,191	$39,921

Certain accrued bonuses, with a fair value of $2,275, were paid for in common stock for the year ended December 31, 2009.

During the year ended December 31, 2011, the Company capitalized $2,128 of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

As of December 31, 2011, the Company has issued the following types of equity awards under its 1999 Long Term Incentive Plan and the 2008 Equity Incentive Plan (the Company no longer issues new equity awards under the 1999 Long-Term Incentive Plan).

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

Tax benefits recognized on the non-vested stock-based compensation expenses were $11,166, $13,076, and $12,386 for years ended December 31, 2011, 2010 and 2009, respectively.

2011 Restricted Stock. During 2011, the Company granted RSAs covering an aggregate of 769,000 shares and RSUs covering an aggregate of 200,000 shares to approximately 81 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through October 25, 2015, subject to the recipient’s continued employment or service through each applicable vesting date.

2010 Restricted Stock. During 2010, the Company granted RSAs covering an aggregate of 5,072,000 shares and RSUs covering an aggregate of 1,732,000 shares to approximately 3,900 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 15, 2014, subject to the recipient’s continued employment or service through each applicable vesting date.

2009 Restricted Stock. During 2009, the Company granted RSAs covering an aggregate of 2,993,000 shares and RSUs covering an aggregate of 1,103,000 shares to approximately 3,000 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates through December 15, 2013, subject to the recipient’s continued employment or service through each applicable vesting date.

As of December 31, 2011, the unrecognized compensation expense related to non-vested stock was $60,250, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.6 years. During the years ended December 31, 2011, 2010 and 2009, the fair value of shares vested was $47,513, $36,954 and $13,800, respectively.

The following table summarizes the activity of the Company’s non-vested stock:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
		Value at		Value at		Value at Grant
(Thousands of shares)	Shares	Grant Date	Shares	Grant Date	Shares	Date
Non-vested at beginning of period	11,299	$14.65	7,744	$15.62	5,612	$24.57
Granted — RSAs	769	13.74	5,072	14.32	2,993	7.93
Granted — RSUs	200	14.67	1,732	14.78	1,103	6.93
Forfeited	(1,672)	13.66	(955)	17.95	(782)	20.04
Vested	(3,164)	$16.82	(2,294)	$17.16	(1,182)	$30.81

Non-vested at end of period	7,432	$13.85	11,299	$14.65	7,744	$15.62

Stock Options

The Company has not granted any stock options subsequent to 2008. As of December 31, 2011, the unrecognized compensation expense for stock options, which is being amortized over the requisite service periods on a straight-line basis, was $35 and is expected to be recognized over a period of 0.2 years.

The following table summarizes the activity of the Company’s stock options:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
(Thousands of shares)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	2,135	$27.31	2,716	$29.16	6,290	$30.58
Granted	—	—	—	—	—	—
Exercised	(1)	25.25	(29)	10.28	(7)	9.81
Forfeited/expired/cancelled	(574)	36.00	(552)	33.74	(3,567)	32.19

Outstanding at end of period	1,560	$24.10	2,135	$27.31	2,716	$29.16

Options exercisable at end of period	1,538	$24.05	2,080	$27.20	2,581	$29.03
Aggregate intrinsic value of options exercised during the year	$4		$323		$33

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock on the date of exercise and the exercise price of the underlying options.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2011 (share amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding				Options Exercisable
				Weighted
		Weighted		Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
	Number	Exercise	Intrinsic	Contractual	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Price	Value	Life (Years)	Exercisable	Price	Value

$0.00 to $7.99	3	$7.78	$—	1.1	3	$7.78	$—
8.00 to 17.99	448	10.35	—	0.8	448	10.35	—
18.00 to 27.99	559	25.05	—	2.7	537	24.93	—
28.00 to 37.99	502	33.18	—	3.0	502	33.18	—
38.00 to 47.99	48	46.70	—	5.3	48	46.70	—

Total	1,560	$24.10	$—	2.3	1,538	$24.05	$—

3. BUSINESS COMBINATIONS

The following table summarizes the Company’s business combinations completed from January 1, 2009 through December 31, 2011. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

Acquired Business	Acquisition Date	Business Segment
JobBusan	December 31, 2010	Careers — International
HotJobs Assets	August 24, 2010	Careers — North America
CinCHouse LLC	July 28, 2009	Internet Advertising & Fees

JobBusan Acquisition

On December 31, 2010, the Company’s Careers — International segment purchased certain assets of JobBusan, a business that provides online recruiting in Busan, South Korea. Consideration for the acquisition was $900, of which $795 was paid in cash in the fourth quarter of 2010, and the remaining consideration was paid in the first quarter of 2011.

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

The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (see Note 9). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. Consideration for the acquisition was $225,000 in cash. The Company recorded $192,144 of goodwill, $33,000 of intangible assets, $12,171 of unbilled accounts receivable, $12,263 of deferred revenue and $52 of all other net tangible liabilities. In the three months ended March 31, 2011 and the twelve months ended December 31, 2010 the Company incurred $4,600 and $24,300, respectively, of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011 and the Company does not expect to incur any integration costs during future periods.

CinCHouse LLC Acquisition

On July 28, 2009, the Company’s Internet Advertising & Fees segment purchased CinCHouse LLC, a business that provides a social networking site for women in the military and military spouses. Consideration for the acquisition was $600, of which $300 was paid in cash in the third quarter of 2009 with the remaining consideration paid in two equal installments in 2010 and 2011.

China HR.com Holdings Ltd. Escrow

On October 8, 2008, the Company’s Careers — International segment completed its acquisition of the remaining 55.6% ownership interest in ChinaHR not already owned by the Company. ChinaHR is a leading recruitment website in the People’s Republic of China and provides online recruiting, campus recruiting and other human resource solutions. Consideration for the acquisition was approximately $166,641 in cash, net of cash acquired. A portion of the purchase price was placed into escrow to secure the sellers’ obligation to indemnify the Company for any breaches of the representations and warranties made by the sellers. In the third quarter of 2011, the Company received $17,400 in cash, net of professional fees reimbursed to the Company, relating to the release of the ChinaHR escrowed funds.

The Company is not including pro-forma financial information as acquisitions completed during the years 2009 and 2010 were not considered to be significant subsidiaries, either individually or in the aggregate.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill by reportable segment are as follows:

	September 30,	September 30,	September 30,	September 30,
	Careers - North America	Career - International	Internet Advertising & Fees	Total
January 1, 2010	$401,950	$372,218	$151,590	$925,758
Additions and adjustments	192,428	600	—	193,028
Currency translation	—	4,165	—	4,165

December 31, 2010	$594,378	$376,983	$151,590	$1,122,951
Additions and adjustments	(284)	—	—	(284)
Currency translation	—	9,494	—	9,494

December 31, 2011	$594,094	$386,477	$151,590	$1,132,161

The Company’s intangible assets consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (Years)
Trademarks/Internet domains	$17,508	$—	$16,471	$—	Indefinite lived
Trade Names	8,585	1,570	8,585	393	9
Customer relationships	68,190	49,058	67,702	39,327	3
Resume Database	10,000	4,444	10,000	1,111	3
Acquired Technology	7,110	4,828	6,975	3,430	3 to 5
Non-compete agreements	4,619	4,177	4,719	4,027	2 to 6
Other	3,988	3,962	4,187	4,167	4 to 10

Total	$120,000	$68,039	$118,639	$52,455

The Company recorded amortization expense of $15,810, $10,614, and $9,416 relating to its intangible assets for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the carrying value of identified intangible assets recorded as of December 31, 2011, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016
Estimated amortization expense	$15,678	$12,007	$3,339	$1,269	$1,269

5. PROPERTY AND EQUIPMENT, NET

	September 30,	September 30,
	December 31,
	2011	2010
Capitalized software costs	$163,688	$133,644
Furniture and equipment	29,467	30,737
Leasehold improvements	49,168	41,715
Computer and communications equipment	178,170	277,422

	420,493	483,518
Less: accumulated depreciation	264,211	333,371

Property and equipment, net	$156,282	$150,147

During the year ended December 31, 2011, as a result of a physical inventory of fixed assets conducted during the year, the Company retired fixed assets with a gross book value of $121,731 that were fully depreciated and no longer in use.

Depreciation expense was $58,790, $56,482 and $59,117 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2011.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers' acceptance	—	8,630	—	8,630
Government bond — foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$55,954	$—	55,954
Commercial paper	—	47,675	—	47,675
Government bonds — foreign	—	4,385	—	4,385
Foreign exchange contracts	—	666	—	666

Total Assets	$—	$108,680	$—	$108,680

Liabilities:
Lease exit liabilities	$—	$—	$13,913	$13,913

Total Liabilities	$—	$—	$13,913	$13,913

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2011 and 2010. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 liabilities are as follows:

	September 30,	September 30,
	Lease Exit Liability
	Year Ended December 31,
	2011	2010
Balance, Beginning of Period	$13,913	$25,112
Expense	4,897	—
Cash Payments	(3,872)	(11,199)

Balance, End of Period	$14,938	$13,913

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan (see Note 9), which approximates fair value due to market interest rates.

7. INVESTMENTS

Marketable Securities

As of December 31, 2011 and 2010, the Company did not hold any investments in auction rate securities.

The Company held $25,050 (at par and cost value) of investments in auction rate securities as of December 31, 2009 which were classified as available-for-sale investments and were reported at a fair value of $23,560. Marketable securities as of December 31, 2009 primarily consisted of auction rate bonds whose decline in fair value were judged by the Company to be other-than-temporary. Accordingly, the Company recorded a charge of $1,490, reported in interest and other, net in the consolidated statement of operations for the year ended December 31, 2009. In the year ended December 31, 2010, the Company redeemed $24,718 of auction rate securities and recorded realized gains of $1,158 in interest and other, net in the consolidated statement of operations for the fiscal year ended December 31, 2010, associated with those redemptions. The realized gains resulted from redemptions of securities at amounts higher than the previously recorded impairment.

Included in the Company’s auction rate securities portfolio as of June 30, 2010 was approximately $8,300 of auction rate securities which were marketed and sold by UBS. On November 11, 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided the Company the right to receive the par value of our UBS-brokered auction rate securities plus accrued but unpaid interest. The settlement provided that the Company may require UBS to purchase its UBS-brokered auction rate securities at par value at any time between June 30, 2010 and July 2, 2012. In the year ended December 31, 2009, the Company recorded an other-than-temporary unrealized loss of $150 relating to the fair value adjustment of these UBS-brokered auction rate securities, which was charged to interest and other, net, in the consolidated statement of operations. On June 30, 2010, the Company exercised its option with UBS and required UBS to purchase its UBS-brokered auction rate securities at par value on June 30, 2010. The Company received $8,300 from UBS on July 1, 2010. Accordingly, the Company reversed the previously recognized unrealized loss of $150 in the second quarter of 2010. Additionally, the Company expensed the fair value of the put option associated with the UBS-brokered auction rate securities of $139 in the second quarter of 2010, which was originally recorded in the year ended December 31, 2009.

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. It was also agreed that the Company would receive certain additional monies from RBC if, within a certain period of time from the date of the execution of the settlement agreement, any of the auction rate securities still held by RBC are redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. This period of time has expired as of December 31, 2011. As part of the settlement agreement, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. Accordingly, the Company recorded a realized loss of $4,824 in the fourth quarter of 2009 relating to the settlement with RBC, which was reflected in interest and other, net in the consolidated statement of operations for the year ended December 31, 2009. In the years ended December 31, 2011 and 2010, the Company received $1,732 and $1,428, respectively, from RBC relating to auction rate securities which were redeemed by the issuer or sold by RBC for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The amounts received from RBC are reflected in interest and other, net in the consolidated statements of operations.

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $443 in the first quarter of 2011, a dividend of $220 in the first quarter of 2010 and a dividend of $763 in the second quarter of 2009 for this investment. The carrying value of the investment was $688 and $441 as of December 31, 2011 and 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the years ended December 31, 2011, 2010 and 2009, the Company expended an additional $2,559, $5,648 and $6,299, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $495 and $918 as of December 31, 2011 and 2010, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income and loss in equity interests, net are as follows by equity investment:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Finland	$696	$435	$194
Australia	(1,938)	(3,305)	(4,511)

Loss in equity interests, net	$(1,242)	$(2,870)	$(4,317)

8. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value gain position (recorded in interest and other, net, in the consolidated statements of operations) of our derivatives at December 31, 2011 and December 31, 2010 are as follows:

	September 30,	September 30,	September 30,
	December 31, 2011		Prepaid
	Notional Balance	Maturity Date	Expenses
Designated as Hedges under ASC 815
None			—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$52,373 consisting of 13 different currency pairs	January through February 2012	$215

Total Derivative Instruments			$215

	September 30,	September 30,	September 30,
	December 31, 2010		Prepaid
	Notional Balance	Maturity Date	Expenses
Designated as Hedges under ASC 815
None			—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$62,902 consisting of 12 different currency pairs	January 2011	$666

Total Derivative Instruments			$666

During the years ended December 31, 2011, 2010 and 2009, net gains of $141, $124 and $39, respectively, from realized net gains and net losses and changes in the fair value of our forward contracts, were recognized in other income (expense), net in the consolidated statement of operations.

9. FINANCING AGREEMENTS

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

The Amended Credit Agreement also increased the maximum permitted Consolidated Leverage Ratio to: (a) 3.50:1.00 for the period beginning on August 31, 2009 and ending on September 29, 2010; (b) 3.00:1.00 for the period beginning on September 30, 2010 and ending on September 29, 2011; and (c) 2.75:1.00 beginning on September 30, 2011 and any time thereafter. The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty. The Amended Credit Agreement contains covenants which restrict, among other things, the ability of the Company to borrow, create liens, pay dividends, repurchase its common stock, acquire businesses and other investments, enter into new lines of business, dispose of property, guarantee debts of others or, lend funds to affiliated companies and contains requirements regarding the maintenance of certain financial statement amounts and ratios, all as provided in the Amended Credit Agreement. In January 2010, the Company received a technical amendment to the permitted investments section of the Amended Credit Agreement to accommodate the particular legal structure of the acquisition of the HotJobs Assets (see Note 3). As of December 31, 2011, the Company was in full compliance with its covenants.

Additionally, on the Amendment Closing Date the Company entered into the United States Pledge Agreement which along with subsequent separate pledge agreements shall cause the Company’s obligations under the Amended Credit Agreement to be secured by a pledge of: (a) all of the equity interests of the Company’s domestic subsidiaries (other than certain specified inactive subsidiaries) and (b) 65% of the equity interests of each first-tier material foreign subsidiary of the Company.

In December 2010, the Company further amended its Amended Credit Agreement to (i) allow acquisition-related fees associated with the acquisition of the HotJobs Assets to be added back into Consolidated EBITDA (as defined in the agreement, subject to certain limitations) and (ii) to increase the amount of permitted secured indebtedness from $20,000 to $45,000.

At December 31, 2011, the utilized portion of this credit facility was $40,000 in borrowings on the term loan facility, $141,500 of borrowings on the revolving credit facility, and $924 in outstanding letters of credit. During the year ended December 31, 2011, the Company drew down $62,000, net under its revolving credit facility primarily for utilization under the share repurchase program. Additionally, the Company repaid $5,000 on its term loan during the year ended December 31, 2011. The utilized portion of the revolving credit facility and the entire amount of borrowings on the term loan are due within one year, which represents $181,500 of the total borrowings, and which is classified as short-term on the consolidated balance sheet as of December 31, 2011. As of December 31, 2011, based on the calculation of the maximum Consolidated Leverage Ratio, $107,576 of the Company’s revolving credit facility was available. At December 31, 2011, the one month US Dollar LIBOR rate, the credit facility’s administrative agent’s prime rate, and the overnight federal funds rate were 0.30%, 3.25% and 0.04%, respectively. As of December 31, 2011, the Company used the one month US Dollar LIBOR rate for the interest rate on these borrowings with an interest rate of 3.79%.

In the second quarter of 2011, the Company’s subsidiary in China entered into an unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7,456. The credit facility has a maximum tenure of one year and the lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of December 31, 2011, the Company was in full compliance with its covenants under this facility. As December 31, 2011, the interest rate on these borrowings was 6.71%, the utilized portion was $7,336, which is classified as short-term on the consolidated balance sheet as of December 31, 2011, and $120 was available to be utilized by the Company.

10. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

Supplemental cash flow information to the consolidated statements of cash flows was as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Interest paid	$8,671	$6,432	$4,030
Income tax paid (refunded) , net	21,283	12,791	(27,908)
Non-cash investing and financing activities:
Purchase of assets under financing arrangements	—	13,029	—
Business Combinations:
Fair value of assets acquired	—	238,766	600
Payments for acquisitions and intangible assets, net of cash acquired	—	(225,795)	(300)

Liabilities Assumed	$—	$12,971	$300

The following are a component of accrued expenses and other current liabilities:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Accrued Salaries, benefits, commissions, bonuses and payroll taxes	$61,952	$71,032	$58,670

11. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2011, the Company repurchased 5,504,896 shares at an average price of $7.60 per share.

Equity Plans

In June 1999, the Company’s stockholders approved the adoption of the 1999 Long Term Incentive Plan (the “1999 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards were permitted to be granted. Stock options granted under the 1999 Plan were permitted to be incentive stock options or nonqualified stock options within the meaning of the Code. Following the adoption of the 2008 Plan defined below, no awards are available for future grants under the 1999 Plan.

In June 2008, the Company’s stockholders approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”) pursuant to which stock options, stock appreciation rights, restricted stock and other equity based awards may be granted. Stock options granted under the 2008 Plan may be incentive stock options or nonqualified stock options within the meaning of the Code.

The total number of shares of the Company’s common stock that may be granted under the 2008 Plan, as amended, is the sum of (i) 12,685,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of common stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2011, 10,593,909 shares were available for future grants under the 2008 Plan.

See Note 2 for activity related to the Company’s equity plans.

12. INCOME TAXES

The components of income (loss) before income taxes and loss in equity interests are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Domestic	$12,105	$(53,248)	$(39,480)
Foreign	61,305	9,354	24,841

Income (loss) before income taxes and loss in equity interests	$73,410	$(43,894)	$(14,639)

Income taxes relating to the Company’s operations are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Current income taxes:
U.S. Federal	$10,481	$2,996	$(45,090)
State and local	(1,731)	(1,693)	(6,747)
Foreign	15,280	12,182	12,765

Total current income taxes	24,030	13,485	(39,072)

Deferred income taxes:
U.S. Federal	(751)	(28,735)	22,195
State and local	1,476	(2,722)	133
Foreign	(6,384)	3,567	(21,139)

Total deferred income taxes	(5,659)	(27,890)	1,189

Income taxes	$18,371	$(14,405)	$(37,883)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$1,493	$1,583
Accrued expenses and other liabilities	18,747	13,931
Tax loss carry-forwards	83,135	95,816
Tax credits	41,227	32,409
Non-cash stock based compensation expense	8,853	11,625
Valuation allowance	(44,705)	(42,586)

Deferred tax assets	108,750	112,778

Deferred tax liabilities:
Unremitted foreign earnings	(9,481)	—
Branch Operations	—	(14,608)
Property and equipment	(29,684)	(20,181)
Intangibles	(53,298)	(63,141)

Deferred tax liabilities	(92,463)	(97,930)

Net deferred tax assets	$16,287	$14,848

As of December 31, 2011 and 2010, net current deferred tax assets were $4,574 and $4,740, respectively, net current deferred tax liabilities were $544 and $64, respectively, net non-current deferred tax assets were $16,922 and $27,358, respectively, and net non-current deferred tax liabilities were $4,665 and $17,186, respectively.

At December, 31, 2011, the Company has United States Federal net operating tax losses of approximately $77,101 which it expects to carry forward. The losses expire in stages beginning in 2025. The Company has foreign tax credit carryovers of $40,811 that expire in stages beginning in 2018. The Company has net operating loss carry-forwards in various foreign countries around the world of approximately $248,487, of which approximately $155,096 have no expiration date and $93,391 expires in stages in years 2012 through 2026. The 2011 current tax provision reflects a tax benefit of approximately $9,983 due to utilization of tax loss carry-forwards.

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions and capital loss carryovers. Accordingly, a valuation allowance has been established for these tax benefits. The income tax provision was increased by approximately $2,119 in 2011 due to valuation allowances.

The Company recognizes tax benefits from stock-based compensation in certain tax jurisdictions, principally the United States. The tax benefit is calculated on the fair value of the awards on the date of vesting. The Company has unrealized tax benefits of $5,877 from vested restricted stock awards that will be recorded in equity when the Company has sufficient taxable income to utilize these benefits.

Income taxes related to the Company’s income from operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Income taxes at Federal statutory rate	$25,694	$(15,363)	$(5,124)
State income taxes, net of Federal income tax effect	(218)	(2,679)	(1,949)
Tax exempt interest income	—	(26)	(271)
Effect of foreign operations	(6,606)	(3,139)	(1,090)
Change in valuation allowance	2,119	15,039	3,251
Reversals of accrued income tax	(5,371)	(14,752)	(33,022)
Interest expense on tax liabilities, net of reversals	1,735	2,753	(2,165)
Release of ChinaHR escrowed funds	(4,350)	—	—
Earnings not permanently invested	1,616	—	—
Non-deductible compensation and other expenses	3,752	3,762	2,487

Income taxes	$18,371	$(14,405)	$(37,883)

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period. During the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to unremitted earnings in South Korea. The Company increased its tax provision by approximately $1,616 for the residual United States tax on unremitted earnings, net of anticipated foreign tax credits. In 2010 and 2009, the Company repatriated approximately $12,000 and $16,000, respectively, of cash from its subsidiary in South Korea. The tax effect has been provided in the tax provision of each respective year.

For all other foreign subsidiaries a provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States or due to local country restrictions. Such earnings will continue to be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or United States affiliates, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings. The Company estimates its undistributed foreign earnings for which deferred taxes have not been provided are approximately $153,000.

As of December 31, 2011 and 2010, the Company has recorded a liability for $94,750 and $95,390, respectively, which includes unrecognized tax benefits of $65,545 and $69,056, respectively, and estimated accrued interest and penalties of $29,205 and $26,334, respectively. Additionally, for the years ended December 31, 2011 and 2010, the Company has reduced its recorded deferred tax assets by $11,273 and $12,758, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. Total interest expense on unrecognized tax benefits included in the 2011 and 2010 income tax provision in the statement of operations were $4,838 and $5,116, respectively. In 2011 and 2010, interest expense was recorded net of reversals of prior years’ interest and penalties of $1,967 and $625, respectively. The net of tax effect of interest, penalties and reversals thereof was a charge of $1,735 and $2,753 in the years ended December 31, 2011 and 2010, respectively.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Balance, beginning of period	$81,815	$104,242	$129,884
Gross increases: tax positions taken in prior periods	—	3,570	7,311
Gross decreases: tax positions taken in prior periods	(5,056)	(1,103)	(8,275)
Gross increases: current period tax positions	2,829	2,652	14,149
Gross decreases: current year positions	—	(1,094)	—
Gross decreases: settlement of tax examinations	(2,770)	(26,452)	(38,827)

Balance, end of period	$76,818	$81,815	$104,242

If the unrecognized tax benefits at December 31, 2011, 2010 and 2009 were recognized in full, $76,818, $81,815 and $104,242, respectively, would impact the effective tax rate.

During 2011, the Company recognized previously unrecognized federal tax benefits due to an adjustment of $3,570 to the accrual for certain prior year tax positions and effective settlement of state and local tax examinations in the United States. As a result of the effective settlement of tax examinations, the Company recognized $2,770 of previously unrecognized tax benefits, which on a net of tax basis, impacted the effective tax rate by $1,801. The Company also reversed accrued interest related to unrecognized tax benefits of $1,967, which on a net of tax basis, impacted the effective tax rate by $1,190. The total benefit reflected in the tax provision for the year ended December 31, 2011, due to adjustments of prior accruals and settlement of tax examinations, was a reversal of prior year tax of $5,371 and a benefit for reversal of interest expense of $1,190.

During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25,075 for the tax benefits of accrued interest expense on the loans by reducing recorded deferred tax assets. Approximately $13,857 of these benefits were sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits, but established a valuation allowance for the benefits sustained as it is not more likely than not that the benefits will be realized. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate. The Company also recognized $1,377 of previously unrecognized tax benefits due to settlement of a U.S state tax examination, which on a net of tax basis impacted the effective tax rate by $895. The Company also reversed accrued interest related to unrecognized tax benefits of $625, which on a net of tax basis impacted the effective rate by $342. The total impact to the tax provision and effective rate as a result of settlement of tax examinations was a benefit for reversal of tax expense of $14,752, a benefit for reversal of accrued interest of $342 and a provision for recording a valuation allowance of $13,857.

During 2009, the Company recognized $38,827 of previously unrecognized tax benefits due to expiration of statutes of limitations, which on a net of tax basis impacted the effective tax rate by $33,022 ($26,752 of which was recorded in the third quarter of 2009 and $6,450 was recorded in the fourth quarter of 2009) and equity by $3,236. The Company also reversed accrued interest and penalties related to unrecognized tax benefits of $8,679, which on a net of tax basis impacts the effective rate by $5,687. The total benefit reflected in the effective tax rate due to recognition of previously unrecognized tax benefits and reversals of interest and penalties thereon was $38,709.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 36 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, China and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006 in Germany, 2009 in the United Kingdom, 2007 in China and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company is presently under examination by the United States Internal Revenue Service for tax years 2006 through 2009. No material adjustments have been proposed. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $5,000 in the next twelve months due to expirations of statutes of limitations or settlement of audits. The tax matters relate to allocation of income among jurisdictions.

13. COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2011:

	September 30,	September 30,
	Operating	Sublease
	Leases	Income
2012	$42,917	$(5,323)
2013	41,476	(5,340)
2014	39,053	(5,259)
2015	28,823	(5,099)
2016	20,830	(4,275)
Thereafter	59,259	(16,959)

Total	$232,358	$(42,255)

Total rent and related expenses under operating leases were $53,857, $47,598, and $51,907 for the years ended December 31, 2011, 2010 and 2009, respectively. Operating lease obligations after 2011 relate primarily to office facilities.

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

Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. Through March 31, 2009, the Company provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions were paid to participating employees in the form of the Company’s common stock or cash. In April 2009, the Company temporarily suspended the matching of employee contributions. The matching of employee contributions was reintroduced in October 2010. Salaries and related expenses contain $4,936, $696 and $2,308 of employer matching contributions for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses were $4,249, $2,226 and $3,193 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. RELATED PARTY TRANSACTIONS

The Company previously provided office space and administrative support to the Company’s former Lead Independent Director. The value of such services was approximately $0, $0 and $40 in 2011, 2010 and 2009, respectively.

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

The following tables present the Company’s operations by reportable segment and by geographic region:

	September 30,	September 30,	September 30,
	Years Ended December 31,
Revenue	2011	2010	2009
Careers — North America	$485,356	$422,193	$407,118
Careers — International	444,869	360,798	365,478
Internet Advertising & Fees	109,880	131,142	132,546

Revenue	$1,040,105	$914,133	$905,142

	September 30,	September 30,	September 30,
	Years Ended December 31,
Operating Income (Loss)	2011	2010	2009
Careers — North America	$74,631	$47,783	$19,670
Careers — International	34,671	(23,572)	(6,283)
Internet Advertising & Fees	5,214	4,224	18,114

	114,516	28,435	31,501
Corporate expenses	(37,997)	(70,456)	(40,312)

Operating Income (Loss)	$76,519	$(42,021)	$(8,811)

	September 30,	September 30,	September 30,
	Years Ended December 31,
Depreciation and Amortization	2011	2010	2009
Careers — North America	$36,585	$29,288	$31,318
Careers — International	28,599	28,796	29,651
Internet Advertising & Fees	8,702	8,644	7,163

	73,886	66,728	68,132
Corporate expenses	714	368	401

Depreciation and Amortization	$74,600	$67,096	$68,533

	September 30,	September 30,	September 30,
	Years Ended December 31,
Restructuring and Other Special Charges	2011	2010	2009
Careers — North America	$450	$—	$3,758
Careers — International	618	—	10,368
Internet Advertising & Fees	4,105	—	616
Corporate expenses	—	—	1,363

Restructuring and Other Special Charges	$5,173	$—	$16,105

	September 30,	September 30,	September 30,
	Years Ended December 31,
Revenue by Geographic Region (a)	2011	2010	2009
United States	$569,820	$530,946	$521,697
Germany	96,965	71,293	72,554
Other foreign	373,320	311,894	310,891

Revenue	$1,040,105	$914,133	$905,142

	September 30,	September 30,	September 30,
	December 31,
Long-lived Assets by Geographic Region (b)	2011	2010	2009
United States	$111,747	$111,255	107,004
International	44,535	38,892	36,723

Total Long-Lived Assets	$156,282	$150,147	$143,727

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	September 30,	September 30,	September 30,
	December 31,
Total Assets by Segment	2011	2010	2009
Careers — North America	$881,942	$899,171	614,363
Careers — International	825,559	690,246	717,574
Internet Advertising & Fees	172,456	182,514	184,157
Corporate	25,073	50,478	171,303
Shared assets (c)	152,968	155,593	139,793

Total Assets	$2,057,998	$1,978,002	$1,827,190

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets includes property and equipment, net.

(c)

Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

16. LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or cash flows.

In December 2010, EIT Holdings LLP filed suit against the Company and six other named defendants for allegedly infringing a patent purporting to cover certain forms of pop-up advertising on websites. Subsequently, the Court dismissed the action on the basis that it could not be brought as one lawsuit against multiple defendants. In June 2011, plaintiff re-commenced the action against the Company on an individual basis in the United States District Court for the Northern District of California. The lawsuit was entitled EIT Holdings LLP v. Monster Worldwide, Inc. (Civil Action No. — 5:11-cv-02472-RMW). The plaintiff sought monetary damages, pre- and post-judgment interest, and attorneys’ fees. In November 2011, the matter was resolved and the lawsuit was dismissed with prejudice.

17. SUBSEQUENT EVENTS (UNAUDITED)

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. The strategic restructuring actions include reducing the Company’s current workforce by approximately 400 associates (or 7% of its full-time staff), the consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company anticipates that a majority of the strategic restructuring actions, and a majority of the charges associated with such actions, will be taken in the first quarter of 2012. The Company also anticipates that all strategic restructuring actions will be completed by the end of 2012. As a result of the restructuring initiatives, the Company expects to record an aggregate pre-tax charge within the range of $30,000 to $40,000, beginning in the first quarter of 2012. Of the aggregate pre-tax charge, the Company expects to incur approximately $25,000 to $35,000 in cash expenditures.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter
2011	First	Second	Third	Fourth	Full Year
Revenue:
Careers	$228,292	$236,017	$237,251	$228,665	$930,225
Internet Advertising & Fees	33,090	33,679	21,797	21,314	109,880

Total revenue	261,382	269,696	259,048	249,979	1,040,105

Salaries and related	135,661	132,213	129,308	119,016	516,198
Office and general	66,570	61,971	57,483	58,248	244,272
Marketing and promotion	57,698	58,524	46,527	52,594	215,343
Release of ChinaHR escrowed funds	—	—	(17,400)	—	(17,400)
Restructuring and other special charges	—	—	2,004	3,169	5,173

Total operating expenses	259,929	252,708	217,922	233,027	963,586

Operating income	1,453	16,988	41,126	16,952	76,519
Interest and other, net	(441)	(511)	(1,478)	(679)	(3,109)

Income before income taxes and loss in equity interests	1,012	16,477	39,648	16,273	73,410
Provision for income taxes	356	5,441	7,453	5,121	18,371
Loss in equity interests, net	(578)	(50)	(368)	(246)	(1,242)

Net income	$78	$10,986	$31,827	$10,906	$53,797

Basic earnings per share (a)	$0.00	$0.09	$0.26	$0.09	$0.44

Diluted earnings per share (a)	$0.00	$0.09	$0.26	$0.09	$0.43

Weighted average shares outstanding:
Basic	121,425	122,200	122,991	121,378	122,002
Diluted	124,636	124,386	123,972	122,685	123,923

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

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter
2010	First	Second	Third	Fourth	Full Year
Revenue:
Careers	$182,582	$183,808	$193,912	$222,689	$782,991
Internet Advertising & Fees	32,723	31,109	34,930	32,380	131,142

Total revenue	215,305	214,917	228,842	255,069	914,133

Salaries and related	128,450	114,966	119,297	128,078	490,791
Office and general	62,148	56,906	63,272	60,471	242,797
Marketing and promotion	59,581	46,925	51,661	64,399	222,566

Total operating expenses	250,179	218,797	234,230	252,948	956,154

Operating (loss) income	(34,874)	(3,880)	(5,388)	2,121	(42,021)
Interest and other, net	(653)	901	(1,286)	(835)	(1,873)

(Loss) income before income taxes and loss in equity interests	(35,527)	(2,979)	(6,674)	1,286	(43,894)
(Benefit from) provision for income taxes	(12,179)	(829)	(1,823)	426	(14,405)
Loss in equity interests, net	(831)	(807)	(873)	(359)	(2,870)

Net (loss) income	$(24,179)	$(2,957)	$(5,724)	$501	$(32,359)

Basic (loss) earnings per share(a)	$(0.20)	$(0.02)	$(0.05)	$0.00	$(0.27)

Diluted (loss) earnings per share(a)	$(0.20)	$(0.02)	$(0.05)	$0.00	$(0.27)

Weighted average shares outstanding:
Basic	120,032	120,701	120,796	120,892	120,608
Diluted	120,032	120,701	120,796	124,525	120,608

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

Monster Worldwide maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were reasonably effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated January 31, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

January 31, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation  14A of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

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

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended as of April 26, 2011.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(7)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China.(8)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(7)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.12	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for certain employees and executive officers.(9)

10.13	Form of Monster Worldwide, Inc. Stock Option Agreement for certain employees and executive officers.(10)

10.14	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(11)

10.15	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(11)

10.16	Employment Agreement, dated April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(12)

10.17	Employment Agreement, dated June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates.(13)

10.18	Employment Letter Agreement, dated March 2, 2007, between Monster Worldwide, Inc. and Darko Dejanovic.(14)

10.19	Employment Agreement, dated as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock.(15)

10.20	Employment Agreement, dated as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos.(14)

10.21	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(16)

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

10.27	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(19)

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.

(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.

(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).

(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.

(5)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 10, 2011.

(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.

(8)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010.

(9)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 31, 2006.

(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.

(11)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011.

(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.

(13)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 11, 2007.

(14)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K filed on February 4, 2010.

(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on May 15, 2008.

(16)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).

(17)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on September 3, 2009.

(18)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on October 15, 2008.

(19)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)

By:	/S/ SALVATORE IANNUZZI
Salvatore Iannuzzi Chairman of the Board, President and Chief Executive Officer

Dated: January 31, 2012

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/S/ SALVATORE IANNUZZI	Chairman of the Board, President,	January 31, 2012
Salvatore Iannuzzi	Chief Executive Officer and Director (principal executive officer)

/s/ JAMES M. LANGROCK	Executive Vice President and Chief	January 31, 2012
James M. Langrock	Financial Officer (principal financial officer and principal accounting officer)

/s/ JOHN GAULDING	Director	January 31, 2012
John Gaulding

/S/ EDMUND P. GIAMBASTIANI, JR.	Director	January 31, 2012
Edmund P. Giambastiani, Jr.

/S/ CYNTHIA P. MCCAGUE	Director	January 31, 2012
Cynthia P. McCague

/S/ JEFFREY F. RAYPORT	Director	January 31, 2012
Jeffrey F. Rayport

/S/ ROBERTO TUNIOLI	Director	January 31, 2012
Roberto Tunioli

/s/ TIMOTHY T. YATES	Director	January 31, 2012
Timothy T. Yates