Form 10-Q
period 2012-03-31
MONSTER WORLDWIDE, INC.
filed 2012-04-27
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2012
Common Stock	121,250,774

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$246,077	$261,382

Salaries and related	121,282	135,661
Office and general	57,543	66,570
Marketing and promotion	58,399	57,698
Restructuring and other special charges	24,406	—
Recovery of restitution award from former executive	(5,350)	—

Total operating expenses	256,280	259,929

Operating (loss) income	(10,203)	1,453
Interest and other, net	(1,468)	(441)

(Loss) income before income taxes and loss in equity interests	(11,671)	1,012
(Benefit from) provision for income taxes	(15,613)	356
Loss in equity interests, net	(200)	(578)

Net income	$3,742	$78

Basic income per share	$0.03	$0.00

Diluted income per share	$0.03	$0.00

Weighted average shares outstanding:
Basic	116,199	121,425
Diluted	117,611	124,636
Other comprehensive income, net of tax:
Foreign currency translation adjustments	$11,031	$23,007

Comprehensive income	$14,773	$23,085

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,601	$250,317
Accounts receivable, net of allowance for doubtful accounts of $5,322 and $5,240	358,004	343,546
Prepaid and other	95,972	82,069

Total current assets	706,577	675,932

Goodwill	1,142,194	1,132,161
Property and equipment, net	159,632	156,282
Intangibles, net	47,603	51,961
Investment in unconsolidated affiliates	1,764	1,183
Other assets	43,679	40,479

Total assets	$2,101,449	$2,057,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,512	$27,411
Accrued expenses and other current liabilities	170,481	169,576
Deferred revenue	408,334	380,310
Current portion of long-term debt and borrowings on revolving credit facility	9,545	188,836
Income taxes payable	6,688	16,830

Total current liabilities	636,560	782,963

Long-term income taxes payable	96,666	94,750
Deferred income taxes	2,053	4,665
Long-term debt, less current portion	204,000	—
Other long-term liabilities	10,489	11,493

Total liabilities	949,768	893,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 138,750 and 137,855 shares, respectively; outstanding: 114,139 and 117,628 shares, respectively	139	138
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,374,246	1,405,915
Accumulated deficit	(301,927)	(305,669)
Accumulated other comprehensive income	79,223	63,743

Total stockholders’ equity	1,151,681	1,164,127

Total liabilities and stockholders’ equity	$2,101,449	$2,057,998

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities:
Net income	$3,742	$78

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,445	18,401
Recovery of restitution award from former executive	(5,350)	—
Provision for doubtful accounts	698	370
Non-cash compensation	8,324	13,180
Deferred income taxes	(8,499)	(3,984)
Non cash restructuring write-offs	6,383	—
Loss in equity interests, net	200	578
Gains on auction rate securities	—	(1,120)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,608)	12,416
Prepaid and other	(13,582)	(6,718)
Deferred revenue	23,752	14,926
Accounts payable, accrued liabilities and other	(258)	1,293

Total adjustments	17,505	49,342

Net cash provided by operating activities	21,247	49,420

Cash flows used for investing activities:
Capital expenditures	(12,700)	(16,457)
Cash funded to equity investee	(779)	(1,007)
Sales and maturities of marketable securities	—	1,120
Dividends received from unconsolidated investee	—	443

Net cash used for investing activities	(13,479)	(15,901)

Cash flows used for financing activities:
Proceeds from borrowings on credit facilities	189,700	—
Payments on borrowings on credit facilities	(225,022)	(4,500)
Proceeds from borrowings on term note	100,000	—
Payments on borrowings on term note	(40,000)	—
Repurchase of common stock	(33,335)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(2,475)	(7,096)
Proceeds from the exercise of employee stock options	23	23

Net cash used for financing activities	(11,109)	(11,573)

Effects of exchange rates on cash	5,625	5,887
Net increase in cash and cash equivalents	2,284	27,833
Cash and cash equivalents, beginning of period	250,317	163,169

Cash and cash equivalents, end of period	$252,601	$191,002

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,322	$4,780
Cash paid for interest	$2,671	$2,089

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain reclassifications of prior year amounts have been made for consistent presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 whereby the Company now presents the components of net income and the total of comprehensive income in a single continuous consolidated statements of operations and comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not have a material impact on our consolidated financial statements.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(thousands of shares)	2012	2011
Basic weighted average shares outstanding	116,199	121,425
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans	1,412	3,211

Diluted weighted average shares outstanding	117,611	124,636

Weighted average anti-dilutive common stock equivalents	5,540	3,327

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of the repurchase program through March 31, 2012, the Company repurchased 9,890,019 shares at an average price of $7.59 per share.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations and comprehensive income related to stock-based compensation as follows:

	Three Months Ended March 31,
	2012	2011
Non-vested stock	$8,273	$13,028
Stock options	51	152

Total	$8,324	$13,180

During the three months ended March 31, 2012, the Company capitalized $448 of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

During the first three months of 2012, the Company granted an aggregate of 2,960,000 RSAs and 1,197,000 RSUs to approximately 204 employees and executive officers of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through February 28, 2016, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the three months ended March 31, 2012 is $10,437.

The Company’s non-vested stock activity for the three months ended March 31, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2012	7,432	$13.85
Granted	4,157	6.83
Forfeited	(480)	14.23
Vested	(1,407)	16.45

Non-vested at March 31, 2012	9,702	$10.45

As of March 31, 2012, the unrecognized compensation expense related to non-vested stock was $69,924, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.8 years.

The Company’s stock option activity for the three months ended March 31, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,560	$24.10
Granted	—	—
Forfeited	(39)	27.83
Exercised	(3)	9.11

Outstanding at March 31, 2012	1,518	$24.01	2.09	$21

Options exercisable at March 31, 2012	1,518	$24.01	2.09	$21

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of March 31, 2012 and the exercise price of the underlying options. During the three months ended March 31, 2012 and 2011, the aggregate intrinsic value of options exercised was $2 and $4, respectively. As of March 31, 2012, all stock options granted have been fully expensed.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$90,782	$—	$90,782
Commercial paper	—	84,583	—	84,583
Bankers’ acceptance	—	7,731	—	7,731
Government bond—foreign	—	9,137	—	9,137
Foreign exchange contracts	—	79	—	79

Total Assets	$—	$192,312	$—	$192,312

Liabilities:
Lease exit liabilities	$—	$—	$17,992	$17,992

Total Liabilities	$—	$—	$17,992	$17,992

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended March 31, 2012, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,145	2,998
Cash Payments	(1,091)	(940)

Balance, End of Period	$17,992	$15,971

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 10), which approximates fair value due to the debt bearing fluctuating market interest rates.

6. INVESTMENTS

Marketable Securities

As of March 31, 2012 and December 31, 2011, the Company did not hold any investments in auction rate securities.

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities previously purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. As part of the settlement agreement, the Company was entitled to receive certain additional monies from RBC if, within the period of November 2009 through November 2011, any of the auction rate securities still held by RBC were redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. Additionally, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. The Company received $1,120 in the three months ended March 31, 2011, from RBC relating to auction rate securities which were redeemed by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The amounts received from RBC are reflected in interest and other, net in the consolidated statements of operations and comprehensive income.

Equity Investments

The Company accounts for investments through which a non-controlling interest is held using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statements of operations and comprehensive income. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $443 in the first quarter 2011 from this investment. The carrying value of the investment was $912 and $688 as of March 31, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the three months ended March 31, 2012 and 2011, the Company expended $779 and $1,007, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $852 and $495 as of March 31, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates. Since this equity method investment met the income significance test for the three months ended March 31, 2011, the Company has presented additional summarized financial information.

Reportable financial positions and results of operations attributable to the Company’s equity interest in Australia are as follows:

	000000000	000000000
	March 31, 2012	December 31, 2011
Current assets	$2,573	$2,216
Non-current assets	56	61

Total assets	$2,629	$2,277

Current liabilities	$1,984	$1,835
Non-current liabilities	—	—

Total liabilities	$1,984	$1,835

	Three Months Ended March 31,
	2012	2011
Revenues	$2,172	$1,835
Expenses	2,830	3,057

Operating loss	$(658)	$(1,222)
Net loss	$(650)	$(1,204)

Income (loss) in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Australia	$(423)	$(783)
Finland	223	205

Loss in equity interests, net	$(200)	$(578)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES

2011 Restructuring

Beginning in the third quarter of 2011, the Company made the strategic decision to no longer engage in arbitrage lead generation activities within the Internet Advertising & Fees segment due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business. The Company also made the decision to cease operations in one country within the Careers — International segment. As a result of these strategic decisions, the Company reduced its workforce, closed certain office facilities and impaired certain assets. During the three months ended March 31, 2012, the Company recorded a reduction to restructuring expense related to a change in estimated sublease income.

The following table displays a rollforward of the restructuring and other special charges for the period from December 31, 2011 to March 31, 2012:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at March 31, 2012
Workforce reduction	$1,298	$—	$(593)	$—	$705
Consolidation of office facilities	1,750	(570)	(199)	—	981
Impairment of assets	130	—	—	(130)	—

Total	$3,178	$(570)	$(792)	$(130)	$1,686

2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through March 31, 2012, the Company has notified approximately 260 associates and approximately 40 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 300 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. The Company anticipates that all of the strategic restructuring actions, and the charges associated with such actions, will be completed in the first six months of 2012.

Restructuring and other special charges and related liability balances are as follows:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at March 31, 2012
Workforce reduction	$—	$13,857	$(4,568)	$—	$9,289
Consolidation of office facilities	—	5,595	—	(880)	4,715
Impairment of assets	—	5,373	—	(5,373)	—
Other costs and professional fees	—	151	(8)	—	143

Total	$—	$24,976	$(4,576)	$(6,253)	$14,147

8. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2012	December 31, 2011
Capitalized software costs	$165,833	$163,688
Furniture and equipment	26,763	29,467
Leasehold improvements	45,979	49,168
Computer and communications equipment	189,885	178,170

	428,460	420,493
Less: accumulated depreciation	268,828	264,211

Property and equipment, net	$159,632	$156,282

As part of the 2012 restructuring, the Company wrote off fixed assets with a net book value of $4,020 during the three months ended March 31, 2012.

Depreciation expense was $13,606 and $14,372 for the three months ended March 31, 2012 and 2011, respectively.

9. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income) of our derivatives at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$47,335 consisting of 11 different currency pairs	April 2012	79

Total Derivative Instruments			$79

	December 31, 2011
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$52,373 consisting of 13 different currency pairs	January through February 2012	215

Total Derivative Instruments			$215

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Unrealized and Realized	Amount of Unrealized and Realized Net Gains and Changes in the Fair Value of Forward Contracts
	Net Gains and Changes in the Fair	Three Months Ended March 31,
	Value of Forward Contracts	2012	2011
Foreign currency exchange forwards	Interest and Other, net	$458	$133

10. FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $1,250 payable on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, $1,875 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

Borrowings under the Second Amended Credit Agreement will bear interest at a rate equal to either (i) the British Bankers Association LIBOR (“BBA LIBOR”) Rate plus a margin ranging from 250 basis points to 325 basis points depending on the Company’s consolidated leverage ratio or (ii) the sum of (A) the highest of (1) the Agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) the BBA LIBOR plus 1.0%, and (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s consolidated leverage ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the consolidated leverage ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis (depending on the consolidated leverage ratio). The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty.

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2012, the Company was in full compliance with its covenants.

At March 31, 2012, the utilized portion of this credit facility was $100,000 in borrowings on the term loan facility, $109,000 of borrowings on the revolving credit facility, and $923 in outstanding letters of credit. The portion of the term loan that is due within one year is $5,000 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of March 31, 2012, based on the calculation of the maximum consolidated leverage ratio, $115,077 of the Company’s revolving credit facility was available. At March 31, 2012, the BBA LIBOR rate, the Agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.09%, respectively. As of March 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.99%.

In the second quarter of 2011, the Company’s subsidiary in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7,489. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this credit facility. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of March 31, 2012, the Company was in full compliance with its covenants. As of March 31, 2012, the interest rate on these borrowings was 6.71%, the utilized portion was $4,545, which is classified as short-term in the consolidated balance sheet as of March 31, 2012, and $2,944 was available to be utilized by the Company.

11. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the three months ended March 31, 2012 was increased by $12,600 of discrete items, consisting primarily of $15,000 of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $96,666 and $94,750, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $16,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

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

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended March 31,
	2012	2011
Revenue
Careers – North America	$119,774	$121,032
Careers – International	106,922	107,260
Internet Advertising & Fees	19,381	33,090

Revenue	$246,077	$261,382

	Three Months Ended March 31,
	2012	2011
Operating (Loss) Income
Careers – North America	$3,199	$16,989
Careers – International	(8,036)	5,422
Internet Advertising & Fees	3,268	1,503
Corporate	(8,634)	(22,461)

Operating (Loss) Income	$(10,203)	$1,453

	Three Months Ended
	March 31,
	2012	2011
Depreciation and Amortization
Careers – North America	$8,884	$8,992
Careers – International	6,853	7,100
Internet Advertising & Fees	1,531	2,203
Corporate Expenses	177	106

Depreciation and Amortization	$17,445	$18,401

	Three Months Ended
	March 31,
	2012	2011
Restructuring and Other Special Charges
Careers – North America	$14,170	$—
Careers – International	8,334	—
Internet Advertising & Fees	1,083	—
Corporate	819	—

Restructuring and Other Special Charges	$24,406	$—

	Three Months Ended
	March 31,
	2012	2011
Revenue by Geographic Region (a)
United States	$133,329	$147,849
Germany	22,336	24,106
Other Foreign	90,412	89,427

Revenue	$246,077	$261,382

	March 31, 2012	December 31, 2011
Total Assets by Segment
Careers – North America	$879,640	$881,942
Careers – International	866,653	825,559
Internet Advertising & Fees	167,409	172,456
Corporate	36,304	25,073
Shared Assets (b)	151,443	152,968

Total Assets	$2,101,449	$2,057,998

Long-Lived Assets by Geographic Region (c)

	March 31, 2012	December 31, 2011
United States	$109,797	$111,747
International	49,835	44,535

Total Long-Lived Assets	$159,632	$156,282

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.
(c)	Total long-lived assets include property and equipment, net.

13. COMMITMENTS AND CONTINGENCIES

Recovery of Restitution Award from Former Executive

In May 2009, the former Chief Operating Officer of the Company was convicted of securities fraud in connection with the Company’s historical stock option granting practices. As a result of his conviction, he was ordered to pay an amount approximating $5,600 in a civil forfeiture to the United States Federal Government. The Company filed a petition with the United States Department of Justice (“DOJ”) seeking such sum in partial restitution for the damages the former Chief Operating Officer caused to the Company. The DOJ granted the Company’s request in the first quarter of 2012 and remitted $5,600 to the Company in April 2012, which resulted in a net $5,350 gain in the three months ended March 31, 2012 after deducting legal fees incurred by the Company.

Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations and cash flows.

In April 2012, TQP Development, LLC filed suit against the Company for allegedly infringing a patent relating to the transmission of encrypted data. The lawsuit, entitled TQP Development, LLC v. Monster Worldwide, Inc. (Civil Action No. 2:12-cv-186), is pending in the United States District Court for the Eastern District of Texas. The plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at March 31, 2012:

	Operating Leases	Sublease Income
Year ending December 31,
2012 (remaining nine months)	$33,064	$(4,080)
2013	42,448	(5,417)
2014	38,206	(5,334)
2015	28,649	(5,175)
2016	20,191	(4,348)
Thereafter	59,864	(17,263)

Total minimum lease payments	$222,422	$(41,617)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2012, and the related consolidated statements of operations and comprehensive income and cash flows for the three month periods ended March 31, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit which is conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with the accounting principles generally accepted in the United States.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
April 27, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our exploration of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights or maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our investments in our technology platform have allowed us to continue delivering innovative products and services on a global basis. Over the last few years, we consolidated several technology systems and created a platform that is more secure, scalable and redundant. Our strategy has been to grow our business both organically and through strategic acquisitions and alliances in which the growth prospects fit our long-term strategic growth plan.

In June 2011, to further extend our global reach and leverage the world’s most popular global social network, we launched BeKnown™, a professional network application available on the Facebook platform. This application allows Facebook members in 50 countries and in 19 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

Our growth strategy includes global geographic expansion. On August 24, 2010, the Company completed the acquisition of the Yahoo! HotJobs Assets from Yahoo!, Inc. (“Yahoo!”) which we believe has expanded our market share in the North America online recruitment market. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America. Separately, we formed a multi-country relationship with Yahoo! across South America to bring career opportunities and resources to Yahoo! users, employers and job-seekers. We are now Yahoo!’s exclusive provider of career and job content in key markets across South America.

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize semantic search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) has been available to customers in North America since late 2009, and more recently to customers in the United Kingdom and France. We launched PRS in Germany in late 2011 and expect to rollout PRS in the Netherlands and China in the future. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. We also introduced 6Sense powered job search, which has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore™ in the third quarter of 2011, which allows our customers to utilize our 6Sense technology on their own talent databases and the Company believes that SeeMore represents an incremental growth opportunity.

In North America, the Career Ad Network, or CAN, is now the industry’s largest recruitment-focused online advertising network which reaches nearly 105 million internet users on a global basis. We offer this innovative media product to customers in North America and most major markets in Europe, as well as in Australia and Brazil, and we expect to expand this offering further into South America and Asia. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and broadened product portfolio, increased brand recognition around the world, and the continued secular shift towards online recruiting. Through a balanced mix of investments, strategic acquisitions and disciplined operating focus and execution, we believe Monster Career’s segments can take advantage of this global market opportunity over the next several years. We operate a government solutions business, Monster Government Solutions (“MGS”), which sells online solutions to federal, state and local governments and educational institutions within the United States. We have expanded our MGS business to Europe and recently signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20.0 million. MGS provides recruitment solutions that engage seekers and employers online, enables MGS customers to attract qualified candidates, expedites time to hire and creates online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” model.

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

On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. During this process, we do not intend to publicly disclose the status of the evaluation, provide interim updates or announce or otherwise disclose developments (whether or not material) related to the strategic review process.

2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through March 31, 2012, the Company has notified approximately 260 associates and approximately 40 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 300 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. To date, the Company has incurred $25.0 million of restructuring costs. The Company anticipates that all of the strategic restructuring actions, and the charges associated with such actions, will be completed in the first six months of 2012.

Recovery of Restitution Award from Former Executive

In May 2009, the former Chief Operating Officer of the Company was convicted of securities fraud in connection with the Company’s historical stock option granting practices. As a result of his conviction, he was ordered to pay an amount approximating $5.6 million in a civil forfeiture to the United States Federal Government. The Company filed a petition with the United States Department of Justice (“DOJ”) seeking such sum in partial restitution for the damages the former Chief Operating Officer caused to the Company. The DOJ granted the Company’s request in the first quarter of 2012 and remitted $5.6 million to the Company in early April 2012, which resulted in a net $5.4 million gain in the three months ended March 31, 2012 after deducting legal fees incurred by the Company.

Results of Operations

Consolidated operating results as a percentage of revenue for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%

Salaries and related	49.3%	51.9%
Office and general	23.4%	25.5%
Marketing and promotion	23.7%	22.1%
Restructuring and other special charges	9.9%	0.0%
Recovery of restitution award from former executive	(2.2)%	0.0%

Total operating expenses	104.1%	99.4%

Operating (loss) income	(4.1)%	0.6%
Interest and other, net	(0.6)%	(0.2)%

(Loss) income before income taxes and loss in equity interests	(4.7)%	0.4%
Benefit from (provision for) income taxes	6.3%	(0.1)%
Loss in equity interests, net	(0.1)%	(0.2)%

Net income	1.5%	0.0%

The Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated Revenue, Operating Expenses and Operating (Loss) Income

Consolidated revenue, operating expenses and operating (loss) income for the three months ended March 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)

Revenue	$246,077	100.0%	$261,382	100.0%	$(15,305)	(5.9)%

Salaries and related	121,282	49.3%	135,661	51.9%	(14,379)	(10.6)%
Office and general	57,543	23.4%	66,570	25.5%	(9,027)	(13.6)%
Marketing and promotion	58,399	23.7%	57,698	22.1%	701	1.2%
Restructuring and other special charges	24,406	9.9%	—	0.0%	24,406	n/a
Recovery of restitution award from former executive	(5,350)	(2.2)%	—	0.0%	(5,350)	n/a

Total operating expenses	256,280	104.1%	259,929	99.4%	(3,649)	(1.4)%

Operating (loss) income	$(10,203)	(4.1)%	$1,453	0.6%	$(11,656)	n/a

Our consolidated revenue decreased $15.3 million, or 5.9%, in the first quarter of 2012 compared to the same period of 2011. Our Internet Advertising & Fees revenue decreased 41.4%. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Our Careers — North America segment experienced a 1.0% decrease mainly due to decreased business activity from our enterprise customers, partially offset by increased business activity from our newspaper and staffing sectors. Our Careers — International segment decreased 0.3%, which includes $3.3 million of unfavorable foreign exchange impact, primarily due to decreases within Europe in Germany and the Netherlands, partially offset by increases within Asia in China and India. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which the Company believes results from the increased global economic uncertainty. Overall bookings (which represent the value of contractual orders received during the relevant period), increased 1% in the first quarter of 2012 compared to the same period of 2011. Overall bookings, excluding amounts related to our arbitrage lead generation activities in the first quarter of 2011 and our transaction with the United Kingdom Government booked in the first quarter of 2012, decreased 4% on a global basis compared to the same period of 2011. Our Careers – North America segment experienced bookings growth of approximately 6% compared to the same period of 2011 primarily in our government, staffing and newspaper sectors. Our Careers – International segment experienced a bookings decline of approximately 11% primarily within Europe, including Germany, the Netherlands and France, while our bookings in Asia were relatively flat compared to the same period of 2011. With the investments that the Company has recently made to further broaden its product portfolio to provide customers a broad array of technology-based solutions for their talent management strategy, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, the Company is poised to assist seekers find better job opportunities and enable employers to attract better talent and assist in the management of their hiring process.

Salary and related expenses decreased $14.4 million, or 10.6%, in the first quarter of 2012 compared to the same period of 2011, which includes $1.7 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased stock-based compensation, decreased regular salary costs as a result of our 2011 and 2012 restructuring programs as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses decreased $9.0 million, or 13.6%, in the first quarter of 2012 compared to the same period of 2011, which includes $0.5 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased professional fees relating to the HotJobs acquisition, decreased occupancy costs relating to charges recorded in the first quarter of 2011 for changes in estimated sublease assumptions for previously exited facilities as well as decreased professional fees. We may incur significant incremental third party consulting, advisory, legal and other expenses in 2012 related to our Board of Director’s announced plan to evaluate strategic alternatives for the Company.

Marketing and promotion expenses increased $0.7 million, or 1.2%, in the first quarter of 2012 compared to the same period of 2011, which includes $0.6 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia as well as our focus on increasing seeker traffic in the United States. This increase was partially offset by a decrease resulting primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities within our Internet Advertising & Fees segment.

In the first quarter of 2012, we incurred $24.4 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program announced in January 2012.

In the first quarter of 2012, the Company recorded $5.4 million from the United States Department of Justice (“DOJ”) for partial restitution of damages caused to the Company in connection with the Company’s historical stock option granting practices of which the Company’s former Chief Operating Officer had been convicted of securities fraud in May 2009. This amount had been previously remitted to the DOJ by the Company’s former Chief Operating Officer as a civil forfeiture to the United States Federal Government.

Our consolidated operating loss was $10.2 million in the first quarter of 2012, compared to operating income of $1.5 million in the first quarter of 2011, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the three months ended March 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)

Revenue	$119,774	100.0%	$121,032	100.0%	$(1,258)	(1.0)%

Salaries and related	50,406	42.1%	55,039	45.5%	(4,633)	(8.4)%
Office and general	25,848	21.6%	24,210	20.0%	1,638	6.8%
Marketing and promotion	26,151	21.8%	24,794	20.5%	1,357	5.5%
Restructuring and other special charges	14,170	11.8%	—	0.0%	14,170	n/a

Total operating expenses	116,575	97.3%	104,043	86.0%	12,532	12.0%

Operating income	$3,199	2.7%	$16,989	14.0%	$(13,790)	(81.2)%

Revenue in our Careers — North America segment decreased $1.3 million, or 1.0%, in the first quarter of 2012 compared to the same period of 2011, due to decreased business activity from our enterprise customers, partially offset by increased business activity from our newspaper and staffing sectors. Our Careers — North America bookings in the first quarter of 2012 increased 6% compared to the same period of 2011 primarily in our government, staffing and newspaper sectors. We have, however, experienced decelerated growth in late 2011 and in the first three months of 2012 compared to the first nine months of 2011 resulting from the global economic uncertainty.

Salary and related expenses decreased $4.6 million, or 8.4%, in the first quarter of 2012 compared to the same period of 2011. This decrease in salaries and related expenses resulted primarily from $2.0 million of decreased stock-based compensation as well as $1.0 million of decreased regular salary costs as a result of our 2011 and 2012 restructuring programs.

Office and general expenses increased $1.6 million, or 6.8%, in the first quarter of 2012 compared to the same period of 2011. This increase in office and general expenses resulted primarily from increased professional fees of $1.1 million.

Marketing and promotion expenses increased $1.4 million, or 5.5%, in the first quarter of 2012 compared to the same period of 2011. This increase in marketing and promotion expenses resulted primarily from our focus on increasing seeker traffic.

In the first quarter of 2012, we incurred $14.2 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program announced in January 2012.

Our Careers — North America operating income was $3.2 million in the first quarter of 2012, compared to operating income of $17.0 million in the first quarter of 2011, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the three months ended March 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)

Revenue	$106,922	100.0%	$107,260	100.0%	$(338)	(0.3)%

Salaries and related	52,708	49.3%	55,719	51.9%	(3,011)	(5.4)%
Office and general	24,163	22.6%	25,008	23.3%	(845)	(3.4)%
Marketing and promotion	29,753	27.8%	21,111	19.7%	8,642	40.9%
Restructuring and other special charges	8,334	7.8%	—	0.0%	8,334	n/a

Total operating expenses	114,958	107.5%	101,838	94.9%	13,120	12.9%

Operating (loss) income	$(8,036)	(7.5)%	$5,422	5.1%	$(13,458)	n/a

Our Careers — International segment revenue decreased $0.3 million, or 0.3%, in the first quarter of 2012 compared to the same period of 2011, which includes $3.3 million of unfavorable foreign exchange impact, primarily due to decreases within Europe in Germany and the Netherlands, partially offset by increases within Asia in China and India. This decrease in our Careers — International segment was primarily due to the unfavorable foreign exchange impact as well as the continued uncertainty in the overall global economy particularly in Europe. Our Careers – International segment experienced a bookings decline of approximately 11% (excluding the impact of the United Kingdom Government transaction in the first quarter of 2012) primarily within Europe, including Germany, the Netherlands and France, while our bookings in Asia were relatively flat compared to the same period of 2011.

Salary and related expenses decreased $3.0 million, or 5.4%, in the first quarter of 2012 compared to the same period of 2011, which includes $1.5 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $2.2 million of decreased stock-based compensation as well as $1.1 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses decreased $0.8 million, or 3.4%, in the first quarter of 2012 compared to the same period of 2011, which includes $0.4 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from $0.9 million of decreased professional fees.

Marketing and promotion expenses increased $8.6 million, or 40.9%, in the first quarter of 2012 compared to the same period of 2011, which includes $0.6 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia.

In the first quarter of 2012, we incurred $8.3 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in January 2012.

Our Careers — International operating loss was $8.0 million in the first quarter of 2012, compared to operating income of $5.4 million in the first quarter of 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended March 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)

Revenue	$19,381	100.0%	$33,090	100.0%	$(13,709)	(41.4)%

Salaries and related	8,844	45.6%	13,267	40.1%	(4,423)	(33.3)%
Office and general	4,462	23.0%	6,742	20.4%	(2,280)	(33.8)%
Marketing and promotion	1,724	8.9%	11,578	35.0%	(9,854)	(85.1)%
Restructuring and other special charges	1,083	5.6%	—	0.0%	1,083	n/a

Total operating expenses	16,113	83.1%	31,587	95.5%	(15,474)	(49.0)%

Operating income	$3,268	16.9%	$1,503	4.5%	$1,765	117.4%

Revenue in our Internet Advertising & Fees segment decreased $13.7 million, or 41.4%, in the first quarter of 2012 compared to the same period of 2011. This decrease resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities.

Operating expenses decreased $15.5 million, or 49.0%, in the first quarter of 2012 compared to the same period in 2011. This decrease in operating expenses resulted primarily from a decrease in marketing expenses associated with the Company no longer engaging in arbitrage lead generation activities, partially offset by $1.1 million of restructuring and other special charges.

Our Internet Advertising & Fees operating income was $3.3 million in the first quarter of 2012, compared to operating income of $1.5 million in the first quarter of 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended March 31, 2012 and 2011 resulted in an expense of $1.5 million and $0.4 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.1 million resulted primarily from gains on auction rate securities in the first quarter of 2011 as well as higher net interest expense in the first quarter of 2012 primarily relating to higher amounts outstanding on our credit facilities. These increases were partially offset by higher interest income primarily from higher interest rates on our cash balances.

Income Taxes

Income taxes for the three months ended March 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011	$ Change	% Change
(Loss) income before income taxes	$(11,671)	$1,012	$(12,683)	n/a
Income taxes	(15,613)	356	(15,969)	n/a
Effective tax rate	133.8%	35.2%

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the three months ended March 31, 2012 was increased by $12.6 million of discrete items, consisting primarily of $15.0 million of a tax benefit related to certain tax losses arising from the Company’s restructurings.This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at March 31, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $96.7 million and $94.8 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $16.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.6 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income

Our consolidated net income was $3.7 million in the first quarter of 2012, compared to net income of $0.1 million in the first quarter of 2011, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the first quarter of 2012 was $0.03 compared to diluted earnings per share of $0.00 in the first quarter of 2011. Diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011 was 117.6 million shares and 124.6 million shares, respectively.

Financial Condition

The following tables detail our cash and cash equivalents:

	March 31, 2012	December 31, 2011	Change
(dollars in thousands)			$	%
Cash and cash equivalents	$252,601	$250,317	$2,284	0.9%

Percentage of total assets	12.0%	12.2%

As of March 31, 2012, we had cash and cash equivalents of $252.6 million, compared to $250.3 million as of December 31, 2011. Our increase in cash and cash equivalents of $2.3 million in the first three months of 2012 primarily resulted from $24.7 million of net proceeds from borrowings on our term note and credit facilities as well as $21.2 million provided by operating activities, partially offset by $33.3 million of common stock repurchases as well as $12.7 million of capital expenditures.

Cash Flows

Consolidated cash flows for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011	Change
(dollars in thousands)			$	%
Cash provided by operating activities	$21,247	$49,420	$(28,173)	(57.0)%
Cash used for investing activities	(13,479)	(15,901)	2,422	(15.2)%
Cash used for financing activities	(11,109)	(11,573)	464	(4.0)%
Effect of exchange rates on cash	5,625	5,887	(262)	(4.5)%

Cash provided by operating activities was $21.2 million for the three months ended March 31, 2012, a decrease of $28.2 million from the $49.4 million of cash provided by operating activities for the three months ended March 31, 2011. This decrease resulted primarily from reduced cash flows of $23.6 million provided by working capital items primarily resulting from changes in accounts receivable, prepaid and other and accounts payable, partially offset by deferred revenue as well as $4.9 million of non-cash compensation, partially offset by $6.4 million of non cash restructuring write-offs as well as $3.7 million of net income.

Cash used for investing activities was $13.5 million for the three months ended March 31, 2012, a decrease of $2.4 million from cash used for investing activities of $15.9 million for the three months ended March 31, 2011. This decrease resulted primarily from $3.8 million of decreased capital expenditures, partially offset by $1.1 million of decreased sales and maturities of marketable securities.

Cash used for financing activities was $11.1 million for the three months ended March 31, 2012, a decrease of $0.5 million from cash used for financing activities of $11.6 million for the three months ended March 31, 2011. This decrease resulted primarily from $33.3 million used for common stock repurchases, partially offset by $29.2 million of net proceeds from borrowings on our term note and credit facilities as well as $4.6 million of tax withholdings related to net share settlements of restricted stock awards and units.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2010, 2011 and the first three months of 2012 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $1.3 million payable on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, $1.9 million payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

Borrowings under the Second Amended Credit Agreement will bear interest at a rate equal to either (i) the British Bankers Association LIBOR (“BBA LIBOR”) Rate plus a margin ranging from 250 basis points to 325 basis points depending on the Company’s consolidated leverage ratio or (ii) the sum of (A) the highest of (1) the Agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) the BBA LIBOR plus 1.0%, and (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s consolidated leverage ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the consolidated leverage ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis (depending on the consolidated leverage ratio). The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty.

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2012, the Company was in full compliance with its covenants.

At March 31, 2012, the utilized portion of this credit facility was $100.0 million in borrowings on the term loan facility, $109.0 million of borrowings on the revolving credit facility, and $0.9 million in outstanding letters of credit. The portion of the term loan that is due within one year is $5.0 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of March 31, 2012, based on the calculation of the maximum consolidated leverage ratio, $115.1 million of the Company’s revolving credit facility was available. At March 31, 2012, the BBA LIBOR rate, the Agent’s prime rate, and the overnight federal funds rate were 0.24%, 3.25% and 0.09%, respectively. As of March 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.99%.

In the second quarter of 2011, the Company’s subsidiary in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7.5 million. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this credit facility. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of March 31, 2012, the Company was in full compliance with its covenants. As of March 31, 2012, the interest rate on these borrowings was 6.71%, the utilized portion was $4.5 million, which is classified as short-term in the consolidated balance sheet as of March 31, 2012, and $2.9 million was available to be utilized by the Company.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea and plans to repatriate earnings in 2012. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. United States residual taxes have been provided on unremitted earnings through March 31, 2012.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at March 31, 2012 was approximately $196.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to the expected repatriation from South Korea in 2012 and cash expected from 2012 domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2012, the Company has paid $1.3 million of taxes in domestic state and international income taxes. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2012. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through March 31, 2012, the Company has notified or terminated approximately 260 associates and approximately 40 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 300 associates. The reduction of the Company’s workforce resulted in the consolidation of certain office facilities and the impairment of certain project related assets. The Company anticipates that all of the strategic restructuring actions, and the charges associated with such actions, will be completed in the first six months of 2012.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. Through March 31, 2012, the Company has repurchased 9.9 million shares for a total repurchase of $75.1 million at an average price of $7.59 per share.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	XXXXXX	XXXXXX	XXXXXX	XXXXXX
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$90,782	$—	$90,782
Commercial paper	—	84,583	—	84,583
Bankers’ acceptance	—	7,731	—	7,731
Government bond - foreign	—	9,137	—	9,137
Foreign exchange contracts	—	79	—	79

Total Assets	$—	$192,312	$—	$192,312

Liabilities:
Lease exit liabilities	$—	$—	$17,992	$17,992

Total Liabilities	$—	$—	$17,992	$17,992

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond - foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property, inclusive of certain sublet assumptions.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	(in thousands)
	Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,145	2,998
Cash Payments	(1,091)	(940)

Balance, End of Period	$17,992	$15,971

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 10 to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q), which approximates fair value due to the debt bearing fluctuating market interest rates.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue on agreements in accordance with ASC 605, Revenue Recognition.

Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media services, applicant tracking services and other career-related services. We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months.

In accordance with ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011, revenue associated with multiple element contracts is based on the selling price hierarchy, which includes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available and then the best estimate of selling price if neither VSOE or TPE is available. Under this new accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

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

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Our debt consists of borrowings under our credit facilities, which approximates fair value due to the debt bearing fluctuating market interest rates.

Asset Impairment

Business Combinations, Goodwill and Intangible Assets. We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business on the completion date of an acquisition.

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

To determine fair value using the income approach, the Company discounts the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before interest, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. To corroborate the results of the income approach, the Company estimated the fair value of its reporting units using several market-based approaches.

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

During the quarter ended March 31, 2012, the Company updated the assumptions utilized in the annual goodwill impairment test performed in the fourth quarter of 2011 and determined that the updated inputs and assumptions were not materially different than the assumptions utilized in the annual impairment test.

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

Equity Investments

Gains and losses in equity interest for the three months ended March 31, 2012, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 whereby the Company now presents the components of net income and the total of comprehensive income in a single continuous consolidated statements of operations and comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Exchange Risk

During the three months ended March 31, 2012, revenue from our international operations accounted for 46% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three months ended March 31, 2012 negatively impacted reported revenue by approximately $3.4 million and negatively impacted reported operating income by approximately $0.3 million, compared to the three months ended March 31, 2011.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at March 31, 2012 of $245.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $12.3 million, $24.5 million and $49.1 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2012, our cumulative translation adjustment account increased $15.5 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Swedish Krona, Euro and Korean Won.

Interest Rate Risk

Credit Facilities

As of March 31, 2012, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility and borrowings of our subsidiary in China under an unsecured uncommitted revolving credit facility that we guarantee. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the British Bankers Association LIBOR (“BBA LIBOR”), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the first quarter of 2012, we would have had $332.5 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended March 31, 2012. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on March 31, 2012, we would have had $213.5 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended March 31, 2012. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.6 million for the three months ended March 31, 2012.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2012, TQP Development, LLC filed suit against the Company for allegedly infringing a patent relating to the transmission of encrypted data. The lawsuit, entitled TQP Development, LLC v. Monster Worldwide, Inc. (Civil Action No. 2:12-cv-186), is pending in the United States District Court for the Eastern District of Texas. The plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

ITEM 1A.	RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The existing global economic and financial market environment has had, and may continue to have, a negative effect on our business and operations.

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

Our ongoing review of strategic alternatives may pose additional risks to our business.

On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. This process is ongoing, and the Board of Directors has not set a definitive timetable for the completion of its evaluation. Our exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks, including distraction of management during this process; significant fluctuations in our stock price could occur in response to developments relating to the strategic review process or market speculation regarding any such developments; we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third party consultants; and we may experience difficulties in preserving the commercially sensitive confidential information that may need to be disclosed to competitors and other persons during this process or in connection with an assessment of our strategic alternatives.

There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. During this process, we do not intend to publicly disclose the status of the evaluation, provide interim updates or announce or otherwise disclose developments (whether or not material) related to the strategic review process. The occurrence of any one or more of the above risks could have a material adverse impact on our business, results of operations, liquidity or financial condition.

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

A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We also face risks associated with our trademarks, particularly trademarks covering the Monster brand. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property. Moreover, certain amendments to the United States patent law made by the America Invents Act of 2011, when they become effective, may affect our ability to protect our innovations and defend against claims of patent infringement.

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

We are substantially dependent on the continued services of our executive officers and senior management. The loss of any of these individuals could harm our business, financial condition and results of operations. Our business is also dependent on our ability to retain, hire, motivate and develop talented, highly skilled personnel. Experienced management and technical, marketing and support personnel in our industry are in high demand, and competition for their talents is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. This strategic review process creates uncertainty which may impact our ability to recruit and retain executive talent.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2011, our goodwill and amortizable intangible assets were $1,184.1 million, which represented 58% of total consolidated assets. We refer the reader to Footnote 1 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for the results of our annual impairment evaluation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.1	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees.

10.2	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: April 27, 2012	By:	/S/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: April 27, 2012	By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: April 27, 2012	By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees.

10.2	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.