Form 10-Q
period 2012-06-30
MONSTER WORLDWIDE, INC.
filed 2012-08-02
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2012
Common Stock	118,275,328

MONSTER WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$237,000	$269,696	$483,077	$531,078

Salaries and related	105,905	132,213	227,187	267,874
Office and general	62,950	61,971	120,493	128,541
Marketing and promotion	57,693	58,524	116,092	116,222
Restructuring and other special charges	1,187	—	25,593	—
Recovery of restitution award from former executive	—	—	(5,350)	—

Total operating expenses	227,735	252,708	484,015	512,637

Operating income (loss)	9,265	16,988	(938)	18,441
Interest and other, net	(1,555)	(511)	(3,023)	(952)

Income (loss) before income taxes and loss in equity interests	7,710	16,477	(3,961)	17,489
Provision for (benefit from) income taxes	2,653	5,441	(12,960)	5,797
Loss in equity interests, net	(255)	(50)	(455)	(628)

Net income	$4,802	$10,986	$8,544	$11,064

Basic income per share	$0.04	$0.09	$0.07	$0.09

Diluted income per share	$0.04	$0.09	$0.07	$0.09

Weighted average shares outstanding:
Basic	112,937	122,200	114,568	121,815
Diluted	114,038	124,386	115,825	124,513

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments	$(22,920)	$4,750	$(12,239)	$28,405

Comprehensive (loss) income	$(18,118)	$15,736	$(3,695)	$39,469

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,460	$250,317
Accounts receivable, net of allowance for doubtful accounts of $5,458 and $5,240	333,640	343,546
Prepaid and other	85,845	82,069

Total current assets	576,945	675,932

Goodwill	1,118,942	1,132,161
Property and equipment, net	161,432	156,282
Intangibles, net	43,729	51,961
Investment in unconsolidated affiliates	335	1,183
Other assets	44,135	40,479

Total assets	$1,945,518	$2,057,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,798	$27,411
Accrued expenses and other current liabilities	146,883	169,576
Deferred revenue	372,239	380,310
Current portion of long-term debt and borrowings on revolving credit facilities	13,768	188,836
Income taxes payable	2,246	16,830

Total current liabilities	575,934	782,963

Long-term income taxes payable	96,692	94,750
Deferred income taxes	6,964	4,665
Long-term debt, less current portion	155,625	—
Other long-term liabilities	9,078	11,493

Total liabilities	844,293	893,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 139,403 and 137,855 shares, respectively; outstanding: 111,783 and 117,628 shares, respectively	139	138
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,352,205	1,405,915
Accumulated deficit	(297,125)	(305,669)
Accumulated other comprehensive income	46,006	63,743

Total stockholders’ equity	1,101,225	1,164,127

Total liabilities and stockholders’ equity	$1,945,518	$2,057,998

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows provided by operating activities:
Net income	$8,544	$11,064

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,963	37,454
Provision for doubtful accounts	1,354	1,437
Non-cash compensation	15,753	25,437
Deferred income taxes	(7,000)	(10,547)
Non cash restructuring write-offs	6,417	—
Loss in equity interests, net	455	628
Gains on auction rate securities	—	(1,732)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,339	29,046
Prepaid and other	(5,096)	(4,703)
Deferred revenue	(3,771)	(3,029)
Accounts payable, accrued liabilities and other	(28,842)	(7,566)

Total adjustments	19,572	66,425

Net cash provided by operating activities	28,116	77,489

Cash flows used for investing activities:
Capital expenditures	(33,251)	(32,788)
Cash funded to equity investee	(779)	(1,815)
Sales and maturities of marketable securities	—	1,732
Dividends received from unconsolidated investee	728	443

Net cash used for investing activities	(33,302)	(32,428)

Cash flows used for financing activities:
Proceeds from borrowings on credit facilities	193,355	2,126
Payments on borrowings on credit facilities	(271,516)	(4,500)
Proceeds from borrowings on term note	100,000	—
Payments on borrowings on term note	(41,250)	—
Repurchase of common stock	(58,912)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(6,039)	(13,872)
Proceeds from the exercise of employee stock options	23	23

Net cash used for financing activities	(84,339)	(16,223)

Effects of exchange rates on cash	(3,332)	7,027
Net (decrease) increase in cash and cash equivalents	(92,857)	35,865
Cash and cash equivalents, beginning of period	250,317	163,169

Cash and cash equivalents, end of period	$157,460	$199,034

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,692	$8,965
Cash paid for interest	$4,774	$3,950

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 whereby the Company now presents the components of net income and the total of comprehensive income in a single continuous consolidated statement of operations and comprehensive income (loss).

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of shares)	2012	2011	2012	2011
Basic weighted average shares outstanding	112,937	122,200	114,568	121,815
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans	1,101	2,186	1,257	2,698

Diluted weighted average shares outstanding	114,038	124,386	115,825	124,513

Weighted average anti-dilutive common stock equivalents	5,675	3,508	5,608	3,418

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of the repurchase program through June 30, 2012, the Company repurchased 12,899,035 shares for a total repurchase price of $100,627 at an average price of $7.80 per share.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations and comprehensive income (loss) related to stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-vested stock, included in salaries and related	$7,429	$12,161	$15,702	$25,189
Stock options, included in salaries and related	—	96	51	248

Total	$7,429	$12,257	$15,753	$25,437

During the six months ended June 30, 2012 and 2011, the Company capitalized $843 and $1,174, respectively, of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

During the first six months of 2012, the Company granted an aggregate of 3,103,000 RSAs and 1,201,000 RSUs to approximately 215 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through June 6, 2016, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the six months ended June 30, 2012 is $19,031.

The Company’s non-vested stock activity for the six months ended June 30, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2012	7,432	$13.85
Granted	4,304	6.88
Forfeited	(585)	13.66
Vested	(2,393)	15.35

Non-vested at June 30, 2012	8,758	$10.03

As of June 30, 2012, the unrecognized compensation expense related to non-vested stock was $61,199, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.7 years.

The Company’s stock option activity for the six months ended June 30, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,560	$24.10
Granted	—	—
Forfeited	(64)	27.34
Exercised	(3)	9.11

Outstanding at June 30, 2012	1,493	$23.97	1.85	$1

Options exercisable at June 30, 2012	1,493	$23.97	1.85	$1

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of June 30, 2012 and the exercise price of the underlying options. During the six months ended June 30, 2012 and 2011, the aggregate intrinsic value of options exercised was $2 and $4, respectively. As of March 31, 2012, all stock options granted have been fully expensed.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended June 30, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$56,106	$—	$56,106
U.S. and foreign government obligations	16,376	38,899	—	55,275
Bankers’ acceptances	—	8,782	—	8,782

Total Assets	$16,376	$103,787	$—	$120,163

Liabilities:
Foreign exchange contracts	$—	$—	$40	$40
Lease exit liabilities	—	—	16,445	16,445

Total Liabilities	$—	$—	$16,485	$16,485

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptances	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended June 30, 2012, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Six Months Ended June 30,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,693	2,998
Cash Payments	(3,186)	(2,022)

Balance, End of Period	$16,445	$14,889

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

6. INVESTMENTS

Marketable Securities

As of June 30, 2012 and December 31, 2011, the Company did not hold any investments in auction rate securities.

In November 2009, the Company entered into a settlement agreement with RBC Capital Markets Corporation (“RBC”) with respect to auction rate securities previously purchased from RBC. Pursuant to the terms of the settlement agreement, RBC immediately repurchased the subject auction rate securities from the Company at a certain discount to their par value. As part of the settlement agreement, the Company was entitled to receive certain additional monies from RBC if, within the period of November 2009 through November 2011, any of the auction rate securities still held by RBC were redeemed or refinanced by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. Additionally, the Company dismissed a lawsuit it had filed against RBC in connection with, and released claims related to, RBC’s sale of the auction rate securities to the Company. The Company received $1,732 in the six months ended June 30, 2011, from RBC relating to auction rate securities which were redeemed by the issuer for sums higher than the amounts RBC paid the Company to repurchase such auction rate securities. The amounts received from RBC are reflected in interest and other, net in the consolidated statements of operations and comprehensive income (loss).

Equity Investments

The Company accounts for investments through which a non-controlling interest is held using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statements of operations and comprehensive income (loss). Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $728 in the second quarter of 2012 and $443 in the first quarter 2011 from this investment. The carrying value of the investment was $334 and $688 as of June 30, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the six months ended June 30, 2012 and 2011, the Company expended $779 and $1,815, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $1 and $495 as of June 30, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates. Since this equity method investment met the income significance test for the six months ended June 30, 2012, the Company has presented additional summarized financial information.

Results of operations attributable to the Company’s equity interest in Australia are as follows:

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues	$4,001	$3,971
Expenses	5,286	5,566

Operating loss	$(1,285)	$(1,595)

Net loss	$(1,271)	$(1,561)

Income (loss) in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Australia	$(406)	$(246)	$(829)	$(1,029)
Finland	151	196	374	401

Loss in equity interests, net	$(255)	$(50)	$(455)	$(628)

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

The following table displays a rollforward of the restructuring and other special charges for the period from December 31, 2011 to June 30, 2012:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at June 30, 2012
Workforce reduction	$1,298	$—	$(1,022)	$—	$276
Consolidation of office facilities	1,750	(504)	(585)	—	661
Impairment of assets	130	—	—	(130)	—

Total	$3,178	$(504)	$(1,607)	$(130)	$937

2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through June 30, 2012, the Company has notified approximately 300 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 360 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

Restructuring and other special charges and related liability balances are as follows:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at June 30, 2012
Workforce reduction	$—	$14,496	$(9,644)	$—	$4,852
Consolidation of office facilities	—	6,002	(401)	(882)	4,719
Impairment of assets	—	5,405	—	(5,405)	—
Other costs and professional fees	—	194	(73)	—	121

Total	$—	$26,097	$(10,118)	$(6,287)	$9,692

8. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2012	December 31, 2011
Capitalized software costs	$171,350	$163,688
Furniture and equipment	26,512	29,467
Leasehold improvements	46,397	49,168
Computer and communications equipment	195,116	178,170

	439,375	420,493
Less: accumulated depreciation	277,943	264,211

Property and equipment, net	$161,432	$156,282

As part of the 2012 restructuring, the Company wrote off fixed assets with a net book value of $4,020 during the three months ended March 31, 2012.

Depreciation expense was $27,284 and $29,424 for the six months ended June 30, 2012 and 2011, respectively.

9. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net), in the consolidated statements of operations and comprehensive income (loss) of our derivatives at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Notional Balance	Maturity Date	Accrued Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$ 84,234 consisting of 14 different currency pairs	July 2012	40

Total Derivative Instruments			$40

	December 31, 2011
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as Hedges under ASC 815
None			$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	$ 52,373 consisting of 13 different currency pairs	January through February 2012	215

Total Derivative Instruments			$215

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

		Amount of Unrealized and Realized Net (Loss) Gains and Changes in the Fair Value of Forward Contracts
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Unrealized and Realized Net (Loss) Gains and Changes in the Fair Value of Forward Contracts	2012	2011	2012	2011
Foreign currency exchange forwards	Interest and other, net	$(185)	$114	$273	$168

10. FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans with $1,250 payable on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, $1,875 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2012, the Company was in full compliance with its covenants.

At June 30, 2012, the utilized portion of this credit facility was $98,750 in borrowings on the term loan facility, $62,500 of borrowings on the revolving credit facility, and $6,356 in outstanding letters of credit. The portion of the term loan that is due within one year is $5,625 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of June 30, 2012, based on the calculation of the maximum consolidated leverage ratio, $156,144 of the Company’s revolving credit facility was available. At June 30, 2012, the one month BBA LIBOR rate, the Agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.09%, respectively. As of June 30, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.99%.

In the second quarter of 2011, the Company’s subsidiary in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7,423. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this credit facility. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2012, the Company was in full compliance with its covenants. As of June 30, 2012, the interest rate on these borrowings was 6.67%, the utilized portion was $6,965, which is classified as short-term in the consolidated balance sheet as of June 30, 2012, and $458 was available to be utilized by the Company.

In the second quarter of 2012, the Company’s subsidiary in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit that provides for maximum borrowings of $4,949. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2012, the Company was in full compliance with its covenants. As of June 30, 2012, the interest rate on these borrowings was 6.14%, the utilized portion was $1,178, which is classified as short-term in the consolidated balance sheet as of June 30, 2012, and $3,771 was available to be utilized by the Company.

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the six months ended June 30, 2012 was increased by $12,400 of discrete items, consisting primarily of $15,000 of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities. In addition, as a result of settlements and adjustments to estimated tax liabilities in the three months ended June 30, 2012, the Company recognized $1,015 of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $660. The Company also reversed accrued interest related to unrecognized tax benefits of $966, which on a net of tax basis impacted the effective tax rate by $584. The total benefit reflected in the second quarter of 2012 income tax provision due to reversals of tax and interest was $1,244.

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

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $96,692 and $94,750, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

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

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2012	2011	2012	2011
Careers – North America	$116,189	$122,565	$235,963	$243,597
Careers – International	101,268	113,452	208,190	220,712
Internet Advertising & Fees	19,543	33,679	38,924	66,769

Revenue	$237,000	$269,696	$483,077	$531,078

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss)	2012	2011	2012	2011
Careers – North America	$14,911	$16,002	$18,110	$32,991
Careers – International	1,222	10,257	(6,814)	15,679
Internet Advertising & Fees	5,307	1,862	8,575	3,365
Corporate	(12,175)	(11,133)	(20,809)	(33,594)

Operating Income (Loss)	$9,265	$16,988	$(938)	$18,441

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization	2012	2011	2012	2011
Careers – North America	$8,913	$9,350	$17,797	$18,342
Careers – International	6,947	7,319	13,800	14,419
Internet Advertising & Fees	1,487	2,249	3,018	4,452
Corporate expenses	171	135	348	241

Depreciation and Amortization	$17,518	$19,053	$34,963	$37,454

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring and Other Special Charges	2012	2011	2012	2011
Careers – North America	$159	$—	$14,329	$—
Careers – International	688	—	9,022	—
Internet Advertising & Fees	75	—	1,158	—
Corporate	265	—	1,084	—

Restructuring and Other Special Charges	$1,187	$—	$25,593	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographic Region (a)	2012	2011	2012	2011
United States	$129,840	$149,355	$263,169	$297,204
Germany	19,974	24,749	42,310	48,855
Other foreign	87,186	95,592	177,598	185,019

Revenue	$237,000	$269,696	$483,077	$531,078

Total Assets by Segment	June 30, 2012	December 31, 2011
Careers – North America	$863,728	$881,942
Careers – International	737,314	825,559
Internet Advertising & Fees	169,419	172,456
Corporate	29,350	25,073
Shared assets (b)	145,707	152,968

Total Assets	$1,945,518	$2,057,998

Long-Lived Assets by Geographic Region (c)	June 30, 2012	December 31, 2011
United States	$108,233	$111,747
International	53,199	44,535

Total Long-Lived Assets	$161,432	$156,282

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.
(c)	Total long-lived assets include property and equipment, net.

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

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), is pending in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at June 30, 2012:

Year ending December 31,	Operating Leases	Sublease Income
2012 (remaining six months)	$21,575	$(2,446)
2013	40,828	(4,958)
2014	36,690	(4,894)
2015	27,030	(4,751)
2016	18,963	(3,233)
Thereafter	54,085	(12,530)

Total minimum lease payments	$199,171	$(32,812)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 2, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our exploration of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights or maintain our rights to use key technologies of third parties; our ability to identify future acquisition opportunities or partners and the risk that future acquisitions or partnerships may not achieve the expected benefits to us; our ability to manage future growth; our ability to expand our operations in international markets; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

Following the June 2011 launch of BeKnown™, Monster’s professional networking application available on the Facebook platform, the Company announced the integration into its core site experience in North America, South America, Australia and throughout Europe. This application is available in 50 countries and in 19 languages. BeKnown not only extends Monster’s global reach and leverages the world’s most popular global social network, the integration into the core site now enables job seekers on Monster to instantly see how they are already connected to job opportunities through their Facebook and BeKnown contacts. The site integration also expands employers’ social recruiting reach by getting their jobs in front of a growing professional network among Facebook’s members.

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

In North America, the Career Ad Network, or CAN, is now the industry’s largest recruitment-focused online advertising network which reaches nearly 105 million internet users on a global basis. We offer this innovative media product to customers in North America and most major markets in Europe as well as in Australia and Brazil and expect to expand this offering to other international countries in which we operate. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through June 30, 2012, the Company has notified approximately 300 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 360 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. To date, the Company has incurred $26.1 million of restructuring costs.

Constant Currency Presentation

Revenue and bookings (which represent the value of contractual orders received during the relevant period) from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue and bookings growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how our consolidated and Careers — International operating results performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue and bookings performance on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue and bookings on an as-reported basis.

Results of Operations

Consolidated operating results as a percentage of revenue for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	44.7%	49.0%	47.0%	50.4%
Office and general	26.6%	23.0%	24.9%	24.2%
Marketing and promotion	24.3%	21.7%	24.0%	21.9%
Restructuring and other special charges	0.5%	0.0%	5.3%	0.0%
Recovery of restitution award from former executive	0.0%	0.0%	(1.1)%	0.0%

Total operating expenses	96.1%	93.7%	100.2%	96.5%

Operating income (loss)	3.9%	6.3%	(0.2)%	3.5%
Interest and other, net	(0.7)%	(0.2)%	(0.6)%	(0.2)%

Income (loss) before income taxes and loss in equity interests	3.3%	6.1%	(0.8)%	3.3%
(Provision for) benefit from income taxes	(1.1)%	(2.0)%	2.7%	(1.1)%
Loss in equity interests, net	(0.1)%	(0.0)%	(0.1)%	(0.1)%

Net income	2.0%	4.1%	1.8%	2.1%

The Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the three months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$237,000	100.0%	$269,696	100.0%	$(32,696)	(12.1)%

Salaries and related	105,905	44.7%	132,213	49.0%	(26,308)	(19.9)%
Office and general	62,950	26.6%	61,971	23.0%	979	1.6%
Marketing and promotion	57,693	24.3%	58,524	21.7%	(831)	(1.4)%
Restructuring and other special charges	1,187	0.5%	—	0.0%	1,187	n/a

Total operating expenses	227,735	96.1%	252,708	93.7%	(24,973)	(9.9)%

Operating income	$9,265	3.9%	$16,988	6.3%	$(7,723)	(45.5)%

Our consolidated revenue decreased $32.7 million, or 12.1%, in the second quarter of 2012 compared to the same period of 2011. In constant currency, our consolidated revenue decreased 8.7% compared to the same period of 2011. Our Internet Advertising & Fees revenue decreased 42.0%. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Excluding the arbitrage lead generation activities in 2011, our consolidated revenue would have decreased 8.3% and on a constant currency basis would have decreased 4.8%. Our Careers — International segment decreased 10.7% (in constant currency, our Careers — International revenue would have decreased 2.9% compared to the same period of 2011), primarily due to decreases within most countries in Europe as well as relatively flat revenue in Asia with an increase in China partially offset by a decrease in Korea. Our Careers — North America segment decreased 5.2% primarily due to decreased revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper, staffing and government sectors. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which resulted from the increased global economic uncertainty.

Overall bookings decreased 8% in the second quarter of 2012 compared to the same period of 2011. In constant currency, our consolidated bookings would have decreased 4% compared to the same period of 2011. Excluding amounts related to our arbitrage lead generation activities in the second quarter of 2011, global bookings would have decreased 4% compared to the same period of 2011 (in constant currency, our bookings would have been flat compared to the same period of 2011) driven by decreases in Europe and Asia partially offset by strong bookings in North America. With the investments that the Company has recently made to further broaden its product portfolio to provide customers a broad array of technology-based solutions for their talent management strategy, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, the Company is well positioned to take advantage when the global economy recovers.

Salary and related expenses decreased $26.3 million, or 19.9%, in the second quarter of 2012 compared to the same period of 2011, which includes $4.2 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs as well as no longer engaging in arbitrage lead generation activities, decreased associate incentive programs, decreased stock-based compensation as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses increased $1.0 million, or 1.6%, in the second quarter of 2012 compared to the same period of 2011, which includes $1.6 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from costs related to the Company’s plan to evaluate strategic alternatives. We may incur significant incremental third party consulting, advisory, legal and other expenses in 2012 related to our evaluation of strategic alternatives.

Marketing and promotion expenses decreased $0.8 million, or 1.4%, in the second quarter of 2012 compared to the same period of 2011, which includes $2.1 million of favorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities within our Internet Advertising & Fees segment. This decrease was partially offset by an increase primarily resulting from our focus on brand awareness in Europe and Asia as well as our focus and investment in increasing seeker traffic in the United States.

In the second quarter of 2012, we incurred $1.2 million of restructuring and other special charges, comprised mainly of severance costs and facility charges as a result of our restructuring program which was announced in January 2012.

Our consolidated operating income was $9.3 million in the second quarter of 2012, compared to operating income of $17.0 million in the second quarter of 2011, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the three months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$116,189	100.0%	$122,565	100.0%	$(6,376)	(5.2)%

Salaries and related	45,033	38.8%	55,287	45.1%	(10,254)	(18.5)%
Office and general	26,176	22.5%	25,428	20.7%	748	2.9%
Marketing and promotion	29,910	25.7%	25,848	21.1%	4,062	15.7%
Restructuring and other special charges	159	0.1%	—	0.0%	159	n/a

Total operating expenses	101,278	87.2%	106,563	86.9%	(5,285)	(5.0)%

Operating income	$14,911	12.8%	$16,002	13.1%	$(1,091)	(6.8)%

Our Careers — North America segment revenue decreased $6.4 million, or 5.2%, in the second quarter of 2012 compared to the same period of 2011, due to a reduction of revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper, staffing and government sectors. Despite the challenging economic environment, our Careers — North America bookings in the second quarter of 2012 increased 14% compared to the same period of 2011 primarily resulting from strong booking activity in our government and staffing sectors due to the adoption of our advanced technology product suite.

Salary and related expenses decreased $10.3 million, or 18.5%, in the second quarter of 2012 compared to the same period of 2011. This decrease in salaries and related expenses resulted primarily from $3.1 million of decreased regular salary costs as a result of our restructuring programs, $3.1 million of variable compensation costs for the Company’s sales force resulting from decreased booking activity as well as $2.6 million of stock-based compensation.

Office and general expenses increased $0.8 million, or 2.9%, in the second quarter of 2012 compared to the same period of 2011. This increase in office and general expenses resulted primarily from increased professional fees of $0.5 million.

Marketing and promotion expenses increased $4.1 million, or 15.7%, in the second quarter of 2012 compared to the same period of 2011. This increase in marketing and promotion expenses resulted primarily from our focus and investment in increasing seeker traffic.

In the second quarter of 2012, we incurred $0.2 million of restructuring and other special charges, comprised mainly of facility charges as a result of our restructuring program which was announced in January 2012.

Our Careers — North America operating income was $14.9 million in the second quarter of 2012, compared to operating income of $16.0 million in the second quarter of 2011, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the three months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$101,268	100.0%	$113,452	100.0%	$(12,184)	(10.7)%

Salaries and related	47,115	46.5%	57,325	50.5%	(10,210)	(17.8)%
Office and general	26,887	26.6%	24,620	21.7%	2,267	9.2%
Marketing and promotion	25,356	25.0%	21,250	18.7%	4,106	19.3%
Restructuring and other special charges	688	0.7%	—	0.0%	688	n/a

Total operating expenses	100,046	98.8%	103,195	91.0%	(3,149)	(3.1)%

Operating income	$1,222	1.2%	$10,257	9.0%	$(9,035)	(88.1)%

Our Careers — International segment revenue decreased $12.2 million, or 10.7%, in the second quarter of 2012 compared to the same period of 2011 (in constant currency, our Careers — International revenue would have decreased 2.9% compared to the same period of 2011), primarily due to decreases within most countries in Europe with Asia revenue remaining relatively flat with growth in China offset by a decrease in Korea. Our Careers – International segment experienced a bookings decrease of approximately 21% (in constant currency, our bookings would have decreased 13% compared to the same period of 2011). Bookings in Europe decreased 24% (in constant currency, our bookings would have decreased 16% compared to the same period of 2011), primarily resulting from decreases in most countries in Europe due to the continued weak and uncertain economic environment. Bookings in Asia decreased 14% (in constant currency, our bookings would have decreased 7% compared to the same period of 2011), primarily resulting from decreases in China, Korea and India.

Salary and related expenses decreased $10.2 million, or 17.8%, in the second quarter of 2012 compared to the same period of 2011, which includes $3.9 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $3.1 million of decreased associate incentive programs, $2.9 million of decreased regular salary costs as a result of our restructuring programs as well as $1.8 million of decreased stock-based compensation.

Office and general expenses increased $2.3 million, or 9.2%, in the second quarter of 2012 compared to the same period of 2011, which includes $1.3 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from $1.6 million of increased professional fees, primarily related to our government business in Europe.

Marketing and promotion expenses increased $4.1 million, or 19.3%, in the second quarter of 2012 compared to the same period of 2011, which includes $2.0 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our continued focus on brand awareness in Europe and Asia.

In the second quarter of 2012, we incurred $0.7 million of restructuring and other special charges comprised mainly of severance costs and facility charges as a result of our restructuring program which was announced in January 2012.

Our Careers — International operating income was $1.2 million in the second quarter of 2012, compared to operating income of $10.3 million in the second quarter of 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$19,543	100.0%	$33,679	100.0%	$(14,136)	(42.0)%

Salaries and related	8,079	41.3%	13,497	40.1%	(5,418)	(40.1)%
Office and general	4,200	21.5%	6,890	20.5%	(2,690)	(39.0)%
Marketing and promotion	1,882	9.6%	11,430	33.9%	(9,548)	(83.5)%
Restructuring and other special charges	75	0.4%	—	0.0%	75	n/a

Total operating expenses	14,236	72.8%	31,817	94.5%	(17,581)	(55.3)%

Operating income	$5,307	27.2%	$1,862	5.5%	$3,445	185.0%

Revenue in our Internet Advertising & Fees segment decreased $14.1 million, or 42.0%, in the second quarter of 2012 compared to the same period of 2011. This decrease resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities. Excluding the arbitrage lead generation activities in the second quarter of 2011, our revenue decreased 13.1% in the second quarter of 2012 compared to the same period of 2011.

Operating expenses decreased $17.6 million, or 55.3%, in the second quarter of 2012 compared to the same period in 2011. This decrease in operating expenses resulted primarily from a decrease in marketing and promotion and salaries and related expenses associated with the Company no longer engaging in arbitrage lead generation activities as well as a decrease in salaries and related as a result of our restructuring programs.

Our Internet Advertising & Fees operating income was $5.3 million in the second quarter of 2012, compared to operating income of $1.9 million in the second quarter of 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended June 30, 2012 and 2011 resulted in an expense of $1.6 million and $0.5 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.1 million resulted primarily from the second quarter of 2011 including gains on auction rate securities as well as higher net interest expense in the second quarter of 2012 primarily relating to higher amounts outstanding on our credit facilities.

Income Taxes

Income taxes for the three months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011	$ Change		% Change
Income before income taxes	$7,710	$16,477	$	(8,767)	(53.2)%
Income taxes	2,653	5,441		(2,788)	(51.2)%
Effective tax rate	34.4%	33.0%

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. As a result of settlements and adjustments to estimated tax liabilities in the three months ended June 30, 2012, the Company recognized $1.0 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $0.7 million. The Company also reversed accrued interest related to unrecognized tax benefits of $1.0 million which on a net of tax basis impacted the effective tax rate by $0.6 million. The total benefit reflected in the second quarter of 2012 income tax provision due to reversals of tax and interest was $1.3 million.

As a result of settlement of a tax examination during the three months ended June 30, 2011, the Company recognized $1.5 million of previously unrecognized tax benefits which on a net of tax basis impacted the effective tax rate by $1.0 million. The Company also reversed accrued interest related to unrecognized tax benefits of $0.8 million which on a net of tax basis impacted the effective tax rate by $0.5 million. The total benefit reflected in the second quarter of 2011 income tax provision due to reversals of tax and interest was $1.5 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at June 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $96.7 million and $94.8 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.1 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income

Our consolidated net income was $4.8 million in the second quarter of 2012, compared to net income of $11.0 million in the second quarter of 2011, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the second quarter of 2012 was $0.04 compared to diluted income per share of $0.09 in the second quarter of 2011. Diluted weighted average shares outstanding for the three months ended June 30, 2012 and 2011 was 114.0 million shares and 124.4 million shares, respectively. During the three months ended June 30, 2012, the Company repurchased 3.0 million shares as part of its previously announced share repurchase program.

The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Consolidated Revenue, Operating Expenses and Operating (Loss) Income

Consolidated revenue, operating expenses and operating (loss) income for the six months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$483,077	100.0%	$531,078	100.0%	$(48,001)	(9.0)%

Salaries and related	227,187	47.0%	267,874	50.4%	(40,687)	(15.2)%
Office and general	120,493	24.9%	128,541	24.2%	(8,048)	(6.3)%
Marketing and promotion	116,092	24.0%	116,222	21.9%	(130)	(0.1)%
Restructuring and other special charges	25,593	5.3%	—	0.0%	25,593	n/a
Recovery of restitution award from former executive	(5,350)	(1.1)%	—	0.0%	(5,350)	n/a

Total operating expenses	484,015	100.2%	512,637	96.5%	(28,622)	(5.6)%

Operating (loss) income	$(938)	(0.2)%	$18,441	3.5%	$(19,379)	(105.1)%

Our consolidated revenue decreased $48.0 million, or 9.0%, in the first six months of 2012 compared to the same period of 2011. In constant currency, our consolidated revenue decreased 6.7% compared to the same period of 2011. Our Internet Advertising & Fees revenue decreased 41.7%. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Excluding the arbitrage lead generation activities in 2011, our consolidated revenue decreased 5.1% and on a constant currency basis decreased 2.6%. Our Careers — International segment decreased 5.7% (in constant currency, our Careers — International revenue remained relatively flat compared to the same period of 2011), primarily due to decreases within most countries in Europe partially offset by increases within Asia in China and India, partially offset by a decrease in Korea. Our Careers — North America segment experienced a 3.1% decrease mainly due to decreased revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper and staffing sectors. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which the Company believes results from the increased global economic uncertainty.

Salary and related expenses decreased $40.7 million, or 15.2%, in the first six months of 2012 compared to the same period of 2011, which includes $5.9 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs as well as no longer engaging in arbitrage lead generation activities, decreased stock-based compensation, decreased associate incentive programs as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses decreased $8.0 million, or 6.3%, in the first six months of 2012 compared to the same period of 2011, which includes $2.1 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased occupancy costs relating to charges recorded in the first quarter of 2011 for changes in estimated sublease assumptions for previously exited facilities as well as decreased professional fees.

Marketing and promotion expenses decreased $0.1 million, or 0.1%, in the first six months of 2012 compared to the same period of 2011, which includes $2.6 million of favorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities within our Internet Advertising & Fees segment. This decrease was partially offset by an increase resulting primarily from our focus on brand awareness in Europe and Asia as well as our focus and investment in increasing seeker traffic in the United States.

In the first six months of 2012, we incurred $25.6 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which was announced in January 2012.

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

Our consolidated operating loss was $0.9 million in the first six months of 2012, compared to operating income of $18.4 million in the first six months of 2011, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the six months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$235,963	100.0%	$243,597	100.0%	$(7,634)	(3.1)%

Salaries and related	95,439	40.4%	110,326	45.3%	(14,887)	(13.5)%
Office and general	52,024	22.0%	49,638	20.4%	2,386	4.8%
Marketing and promotion	56,061	23.8%	50,642	20.8%	5,419	10.7%
Restructuring and other special charges	14,329	6.1%	—	0.0%	14,329	n/a

Total operating expenses	217,853	92.3%	210,606	86.5%	7,247	3.4%

Operating income	$18,110	7.7%	$32,991	13.5%	$(14,881)	(45.1)%

Revenue in our Careers — North America segment decreased $7.6 million, or 3.1%, in the first six months of 2012 compared to the same period of 2011, due to a reduction of revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper and staffing sectors.

Salary and related expenses decreased $14.9 million, or 13.5%, in the first six months of 2012 compared to the same period of 2011. This decrease in salaries and related expenses resulted primarily from $4.6 million of decreased stock-based compensation, $4.1 million of decreased regular salary costs as a result of our restructuring programs, $3.9 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity as well as $2.4 million of decreased associate incentive programs.

Office and general expenses increased $2.4 million, or 4.8%, in the first six months of 2012 compared to the same period of 2011. This increase in office and general expenses resulted primarily from increased professional fees of $0.8 million.

Marketing and promotion expenses increased $5.4 million, or 10.7%, in the first six months of 2012 compared to the same period of 2011. This increase in marketing and promotion expenses resulted primarily from our focus and investment in increasing seeker traffic.

In the first six months of 2012, we incurred $14.3 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program announced in January 2012.

Our Careers — North America operating income was $18.1 million in the first six months of 2012, compared to operating income of $33.0 million in the first six months of 2011, as a result of the factors described above.

Careers — International

The operating results of our Careers — International segment for the six months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$208,190	100.0%	$220,712	100.0%	$(12,522)	(5.7)%

Salaries and related	99,823	47.9%	113,044	51.2%	(13,221)	(11.7)%
Office and general	51,050	24.5%	49,628	22.5%	1,422	2.9%
Marketing and promotion	55,109	26.5%	42,361	19.2%	12,748	30.1%
Restructuring and other special charges	9,022	4.3%	—	0.0%	9,022	n/a

Total operating expenses	215,004	103.3%	205,033	92.9%	9,971	4.9%

Operating (loss) income	$(6,814)	(3.3)%	$15,679	7.1%	$(22,493)	(143.5)%

Our Careers — International segment revenue decreased $12.5 million, or 5.7%, in the first six months of 2012 compared to the same period of 2011 (in constant currency, our Careers — International revenue remained relatively flat compared to the same period of 2011), primarily due to decreases within most countries in Europe partially offset by increases within Asia in China and India, partially offset by a decrease in Korea. This decrease in our Careers — International segment was primarily due to the unfavorable foreign exchange impact as well as the continued uncertainty in the overall global economy.

Salary and related expenses decreased $13.2 million, or 11.7%, in the first six months of 2012 compared to the same period of 2011, which includes $5.4 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $4.0 million of decreased stock-based compensation, $3.3 million of associate incentive programs as well as $2.2 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses increased $1.4 million, or 2.9%, in the first six months of 2012 compared to the same period of 2011, which includes $1.7 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from $0.7 million of increased professional fees.

Marketing and promotion expenses increased $12.7 million, or 30.1%, in the first six months of 2012 compared to the same period of 2011, which includes $2.6 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia.

In the first six months of 2012, we incurred $9.0 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in January 2012.

Our Careers — International operating loss was $6.8 million in the first six months of 2012, compared to operating income of $15.7 million in the first six months of 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2012 and 2011 are as follows:

		% of		% of	Increase	% Increase
(dollars in thousands)	2012	Revenue	2011	Revenue	(Decrease)	(Decrease)
Revenue	$38,924	100.0%	$66,769	100.0%	$(27,845)	(41.7)%

Salaries and related	16,923	43.5%	26,764	40.1%	(9,841)	(36.8)%
Office and general	8,662	22.3%	13,632	20.4%	(4,970)	(36.5)%
Marketing and promotion	3,606	9.3%	23,008	34.5%	(19,402)	(84.3)%
Restructuring and other special charges	1,158	3.0%	—	0.0%	1,158	n/a

Total operating expenses	30,349	78.0%	63,404	95.0%	(33,055)	(52.1)%

Operating income	$8,575	22.0%	$3,365	5.0%	$5,210	154.8%

Revenue in our Internet Advertising & Fees segment decreased $27.8 million, or 41.7%, in the first six months of 2012 compared to the same period of 2011. This decrease resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities.

Operating expenses decreased $33.1 million, or 52.1%, in the first six months of 2012 compared to the same period in 2011. This decrease in operating expenses resulted primarily from a decrease in marketing and promotion and salaries and related expenses associated with the Company no longer engaging in arbitrage lead generation activities as well as a decrease in salaries and related as a result of our restructuring programs.

Our Internet Advertising & Fees operating income was $8.6 million in the first six months of 2012, compared to operating income of $3.4 million in the first six months of 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the six months ended June 30, 2012 and 2011 resulted in an expense of $3.0 million and $1.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $2.0 million resulted primarily from 2011 including gains on auction rate securities as well as higher net interest expense in the first six months of 2012 primarily relating to higher amounts outstanding on our credit facilities.

Income Taxes

Income taxes for the six months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011	$ Change	% Change
(Loss) income before income taxes	$(3,961)	$17,489	$(21,450)	n/a
Income taxes	(12,960)	5,797	(18,757)	n/a
Effective tax rate	n/a	33.1%

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the six months ended June 30, 2012 was increased by $12.4 million of discrete items, consisting primarily of $15.0 million of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities. In addition, as a result of settlements and adjustments to estimated tax liabilities in the six months ended June 30, 2012, the Company recognized $1.0 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $0.7 million. The Company also reversed accrued interest related to unrecognized tax benefits of $1.0 million, which on a net of tax basis impacted the effective tax rate by $0.6 million. The total benefit reflected in the first six months of 2012 income tax provision due to reversals of tax and interest was $1.2 million.

Due to settlement of a tax examination during the six months ended June 30, 2011, the Company recognized $1.5 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $1.0 million. The Company also reversed accrued interest related to unrecognized tax benefits of $0.8 million, which on a net of tax basis impacted the effective tax rate by $0.5 million. The total benefit reflected in the first six months of 2011 tax provision due to reversals of tax and interest was $1.5 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $96.7 million and $94.8 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the six months ended June 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net Income

Our consolidated net income was $8.5 million in the first six months of 2012, compared to net income of $11.1 million in the first six months of 2011, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the first six months of 2012 was $0.07 compared to diluted income per share of $0.09 in the first six months of 2011. Diluted weighted average shares outstanding for the six months ended June 30, 2012 and 2011 was 115.8 million shares and 124.5 million shares, respectively. During the six months ended June 30, 2012, the Company repurchased 7.4 million shares as part of its previously announced share repurchase program.

Financial Condition

The following tables detail our cash and cash equivalents:

	June 30,	December 31,	Change
(dollars in thousands)	2012	2011	$	%
Cash and cash equivalents	$157,460	$250,317	$(92,857)	(37.1)%

Percentage of total assets	8.1%	12.2%

As of June 30, 2012, we had cash and cash equivalents of $157.5 million, compared to $250.3 million as of December 31, 2011. Our decrease in cash and cash equivalents of $92.9 million in the first six months of 2012 primarily resulted from $58.9 million of common stock repurchases, $33.3 million of capital expenditures as well as $19.4 million of net repayments on our term note and credit facilities, partially offset by $28.1 million provided by operating activities.

Cash Flows

Consolidated cash flows for the six months ended June 30, 2012 and 2011 are as follows:

	June 30,	June 30,	Change
(dollars in thousands)	2012	2011	$	%
Cash provided by operating activities	$28,116	$77,489	$(49,373)	(63.7)%

Cash used for investing activities	(33,302)	(32,428)	(874)	2.7%

Cash used for financing activities	(84,339)	(16,223)	(68,116)	419.9%
Effect of exchange rates on cash	(3,332)	7,027	(10,359)	(147.4)%

Cash provided by operating activities was $28.1 million for the six months ended June 30, 2012, a decrease of $49.4 million from the $77.5 million of cash provided by operating activities for the six months ended June 30, 2011. This decrease resulted primarily from reduced cash flows of $46.1 million provided by working capital items driven by changes in accounts receivable and accounts payable, accrued expenses and other.

Cash used for investing activities was $33.3 million for the six months ended June 30, 2012, an increase of $0.9 million from cash used for investing activities of $32.4 million for the six months ended June 30, 2011. This increase resulted primarily from $1.7 million of decreased sales and maturities of marketable securities, partially offset by $1.0 million of decreased cash funded to equity investee.

Cash used for financing activities was $84.3 million for the six months ended June 30, 2012, an increase of $68.1 million from cash used for financing activities of $16.2 million for the six months ended June 30, 2011. This increase resulted primarily from $58.9 million used for common stock repurchases as well as $17.0 million of net repayments from borrowings on our credit facilities and term note.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2010, 2011 and the first six months of 2012 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009 (the “Amendment Closing Date”), with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans with $1.3 million payable on each of June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, $1.9 million payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2012, the Company was in full compliance with its covenants.

At June 30, 2012, the utilized portion of this credit facility was $98.8 million in borrowings on the term loan facility, $62.5 million of borrowings on the revolving credit facility, and $6.4 million in outstanding letters of credit. The portion of the term loan that is due within one year is $5.6 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of June 30, 2012, based on the calculation of the maximum consolidated leverage ratio, $156.1 million of the Company’s revolving credit facility was available. At June 30, 2012, the one month BBA LIBOR rate, the Agent’s prime rate, and the overnight federal funds rate were 0.25%, 3.25% and 0.09%, respectively. As of June 30, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.99%.

In the second quarter of 2011, the Company’s subsidiary in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company that provides for maximum borrowings of $7.4 million. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this credit facility. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit agreement contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2012, the Company was in full compliance with its covenants. As of June 30, 2012, the interest rate on these borrowings was 6.67%, the utilized portion was $7.0 million, which is classified as short-term in the consolidated balance sheet as of June 30, 2012, and $0.5 million was available to be utilized by the Company.

In the second quarter of 2012, the Company’s subsidiary in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit that provides for maximum borrowings of $4.9 million. The lender has the right to terminate the facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using the credit facility for financing its working capital requirements. As of June 30, 2012, the Company was in full compliance with its covenants. As of June 30, 2012, the interest rate on these borrowings was 6.14%, the utilized portion was $1.2 million, which is classified as short-term in the consolidated balance sheet as of June 30, 2012, and $3.8 million was available to be utilized by the Company.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. United States residual taxes have been provided on unremitted earnings through June 30, 2012.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at June 30, 2012 was approximately $138.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company repatriated approximately $39.0 million from its subsidiary in South Korea during the second quarter of 2012. In addition to the cash expected from 2012 domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2012, the Company has paid $7.7 million of taxes in domestic state and international income taxes. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2012. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through June 30, 2012, the Company has notified or terminated approximately 300 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 360 associates. The reduction of the Company’s workforce resulted in the consolidation of certain office facilities and the impairment of certain project related assets.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. Through June 30, 2012, the Company has repurchased 12.9 million shares for a total repurchase of $100.6 million at an average price of $7.80 per share.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended June 30, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$56,106	$—	$56,106
U.S. and foreign government obligations	16,376	38,899	—	55,275
Bankers' acceptances	—	8,782	—	8,782

Total Assets	$16,376	$103,787	$—	$120,163

Liabilities:
Foreign exchange contracts	$—	$—	$40	$40
Lease exit liabilities	—	—	16,445	16,445

Total Liabilities	$—	$—	$16,485	$16,485

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptances	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

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

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability (in thousands) Six Months Ended June 30,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,693	2,998
Cash Payments	(3,186)	(2,022)

Balance, End of Period	$16,445	$14,889

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Careers — North America and Careers — International. Our Careers — North America and Careers — International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media services, applicant tracking services, online career related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.

In accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011, revenue associated with multiple element contracts is based on the selling price hierarchy, which includes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available and then the best estimate of selling price if neither VSOE or TPE is available. Under this new accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months.The Company accounts for SaaS contracts as the services are being performed.

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

During the quarters ended March 31, 2012 and June 30, 2012, the Company updated the assumptions utilized in the annual goodwill impairment test performed in the fourth quarter of 2011 and determined that the updated inputs and assumptions were not materially different than the assumptions utilized in the annual impairment test.

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

Equity Investments

Gains and losses in equity interest for the six months ended June 30, 2012, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 whereby the Company now presents the components of net income and the total of comprehensive income in a single continuous consolidated statement of operations and comprehensive income (loss).

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

Foreign Exchange Risk

During the three months ended June 30, 2012, revenue from our international operations accounted for 45% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of a majority of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three months ended June 30, 2012 negatively impacted reported revenue by approximately $9.2 million and negatively impacted reported operating income by approximately $1.3 million, compared to the three months ended June 30, 2011.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at June 30, 2012 of $134.2 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $6.7 million, $13.4 million and $26.8 million, respectively.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency monetary assets, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2012, our cumulative translation adjustment account decreased $33.2 million, primarily attributable to the foreign currency movements of the U.S. dollar against the Euro and Swedish Krona.

Interest Rate Risk

Credit Facilities

As of June 30, 2012, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility, borrowings of our subsidiary in China under an unsecured uncommitted revolving credit facility that we guarantee and a second China uncommitted revolving credit facility secured by a standby letter of credit. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the British Bankers Association LIBOR (“BBA LIBOR”), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the second quarter of 2012, we would have had total usage of $336.1 million under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended June 30, 2012. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on June 30, 2012, we would have had $169.4 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.4 million for the three months ended June 30, 2012. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.4 million for the three months ended June 30, 2012.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), is pending in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part II, “Item 1A., Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

Exhibit Number	Description

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: August 2, 2012	By:	/S/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 2, 2012	By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: August 2, 2012	By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.