Form 10-Q
period 2012-09-30
MONSTER WORLDWIDE, INC.
filed 2012-11-09
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2 , 2012
Common Stock	117,102,607

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$221,710	$248,580	$681,971	$761,241

Salaries and related	100,837	121,602	317,117	379,833
Office and general	61,289	52,912	173,222	174,652
Marketing and promotion	44,712	42,911	148,517	150,582
Restructuring and other special charges	244	2,004	25,678	2,004
Recovery of restitution award from former executive	—	—	(5,350)	—

Total operating expenses	207,082	219,429	659,184	707,071

Operating income	14,628	29,151	22,787	54,170
Interest and other, net	(1,530)	(1,422)	(4,172)	(2,427)

Income before income taxes and loss in equity interests	13,098	27,729	18,615	51,743
(Benefit from) provision for income taxes	(26,162)	8,813	(39,122)	16,132
Loss in equity interests, net	(271)	(368)	(726)	(996)

Income from continuing operations	38,989	18,548	57,011	34,615
(Loss) income from discontinued operations, net of tax	(233,228)	13,279	(242,706)	8,276

Net (loss) income	$(194,239)	$31,827	$(185,695)	$42,891

Basic (loss) earnings per share:
Income from continuing operations	$0.35	$0.15	$0.50	$0.28
(Loss) income from discontinued operations, net of tax	(2.10)	0.11	(2.14)	0.07

Basic (loss) earnings per share	$(1.75)	$0.26	$(1.64)	$0.35

Diluted (loss) earnings per share:
Income from continuing operations	$0.35	0.15	$0.50	0.27
(Loss) income from discontinued operations, net of tax	(2.10)	0.11	(2.14)	0.07

Diluted (loss) earnings per share	$(1.75)	$0.26	$(1.64)	$0.34

Weighted average shares outstanding:
Basic	111,239	122,991	113,460	122,212
Diluted	112,212	123,972	114,622	124,338

Net (loss) income	$(194,239)	$31,827	$(185,695)	$42,891
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	$30,278	$(31,682)	$(12,541)	$(10,806)

Comprehensive (loss) income	$(163,961)	$145	$(198,236)	$32,085

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,103	$250,317
Accounts receivable, net of allowance for doubtful accounts of $4,372 and $5,240	315,058	343,546
Prepaid and other	72,226	82,069
Assets of business held for sale	80,303	—

Total current assets	642,690	675,932

Property and equipment, net	150,541	156,282
Intangibles, net	35,104	51,961
Goodwill	878,689	1,132,161
Investment in unconsolidated affiliates	1,159	1,183
Other assets	30,412	40,479

Total assets	$1,738,595	$2,057,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,377	$27,411
Accrued expenses and other current liabilities	130,759	169,576
Deferred revenue	332,723	380,310
Current portion of long-term debt and borrowings on revolving credit facility	14,191	188,836
Income taxes payable	1,564	16,830
Liabilities of business held for sale	31,881	—

Total current liabilities	549,495	782,963
Long-term income taxes payable	61,612	94,750
Deferred income taxes	3,063	4,665
Long-term debt, less current portion	181,750	—
Other long-term liabilities	7,834	11,493

Total liabilities	803,754	893,871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: None	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 139,789 and 137,855 shares, respectively; outstanding: 111,082 and 117,628 shares, respectively	140	138
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: None	—	—
Additional paid-in capital	1,349,781	1,405,915
Accumulated deficit	(491,364)	(305,669)
Accumulated other comprehensive income	76,284	63,743

Total stockholders’ equity	934,841	1,164,127

Total liabilities and stockholders’ equity	$1,738,595	$2,057,998

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities:
Net (loss) income	$(185,695)	$42,891

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,741	56,298
Provision for doubtful accounts	2,064	2,452
Non-cash compensation	21,582	34,431
Deferred income taxes	(294)	(6,562)
Non cash restructuring write-offs	6,417	—
Loss in equity interests, net	726	996
Gains on auction rate securities	—	(1,732)
Tax benefit from change in uncertain tax positions	(43,193)	—
Impairment of goodwill	216,221	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13,341	47,696
Prepaid and other	11,109	(2,361)
Deferred revenue	(28,277)	(24,931)
Accounts payable, accrued liabilities and other	(30,904)	(24,163)

Total adjustments	221,533	82,124

Net cash provided by operating activities	35,838	125,015

Cash flows used for investing activities:
Capital expenditures	(46,902)	(45,433)
Cash funded to equity investee	(2,077)	(2,559)
Sales and maturities of marketable securities	—	1,732
Dividends received from unconsolidated investee	728	443

Net cash used for investing activities	(48,251)	(45,817)

Cash flows (used for) provided by financing activities:
Proceeds from borrowings on credit facilities	221,355	107,725
Payments on borrowings on credit facilities	(271,802)	(9,500)
Proceeds from borrowings on term note	100,000	—
Payments on borrowings on term note	(42,500)	—
Repurchase of common stock	(65,611)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(8,030)	(16,876)
Proceeds from the exercise of employee stock options	23	23

Net cash (used for) provided by financing activities	(66,565)	81,372

Effects of exchange rates on cash	3,764	(1,938)
Net (decrease) increase in cash and cash equivalents	(75,214)	158,632
Cash and cash equivalents, beginning of period	250,317	163,169

Cash and cash equivalents, end of period	$175,103	$321,801

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,732	$17,682
Cash paid for interest	$9,191	$6,342

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company” or “Monster”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Company’s resume databases, recruitment media services and other career-related services. Our Internet Advertising & Fees segment operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives which we primarily monetize through the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, South America and the Asia-Pacific region, while our Internet Advertising & Fees segment delivers online services primarily in North America.

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current year presentation related to our business held for sale that is treated as a discontinued operation (see Note 11, Discontinued Operations).

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

2. Recently Issued Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of shares)	2012	2011	2012	2011
Basic weighted average shares outstanding	111,239	122,991	113,460	122,212
Effect of common stock equivalents-stock options and non-vested stock under employee compensation plans	973	981	1,162	2,126

Diluted weighted average shares outstanding	112,212	123,972	114,622	124,338

Weighted average anti-dilutive common stock equivalents	4,486	6,706	5,234	4,514

We compute earnings per share on a diluted basis using the diluted weighted average shares outstanding as the denominator except in periods where losses are presented because the effects of common stock equivalents are anti-dilutive.

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of the repurchase program through September 30, 2012, the Company repurchased 13,986,349 shares for a total repurchase price of $107,304 at an average price of $7.67 per share.

4. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, stock options and performance-based RSAs and RSUs. The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company. The Corporate Governance and Nominating Committee of the Company’s Board of Directors approves stock-based compensation awards for all non-employee directors of the Company. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSAs and RSUs vested. In accordance with Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, the Company’s forfeiture rate as of September 30, 2012 includes the impact of the cost reduction initiatives the Company announced on November 8, 2012 (see Note 17, Subsequent Events).

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations and comprehensive income (loss) related to stock-based compensation as follows (the following table excludes stock-based compensation attributable to the business held for sale):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Non-vested stock, included in salaries and related	$5,711	$8,693	$21,223	$33,462
Stock options, included in salaries and related	—	95	51	343

Total	$5,711	$8,788	$21,274	$33,805

During the nine months ended September 30, 2012 and 2011, the Company capitalized $1,202 and $1,704, respectively, of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

During the first nine months of 2012, the Company granted an aggregate of 3,146,515 RSAs and 1,222,026 RSUs to approximately 242 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through September 18, 2016, subject to the recipient’s continued employment or service through each applicable vesting date. The fair-market value of RSAs and RSUs vested during the nine months ended September 30, 2012 is $23,373.

The Company’s non-vested stock activity for the nine months ended September 30, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2012	7,432	$13.85
Granted	4,369	6.89
Forfeited	(692)	13.65
Vested	(3,000)	14.00

Non-vested at September 30, 2012	8,109	$10.06

As of September 30, 2012, the unrecognized compensation expense related to non-vested stock was $63,653, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.6 years.

The Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

(thousands of shares)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,560	$24.10
Granted	—	—
Forfeited	(522)	14.63
Exercised	(3)	9.11

Outstanding at September 30, 2012	1,035	$29.01	2.22	$—

Options exercisable at September 30, 2012	1,035	$29.01	2.22	$—

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of September 30, 2012 and the exercise price of the underlying options. During the nine months ended September 30, 2012 and 2011, the aggregate intrinsic value of options exercised was $0 and $4, respectively. As of March 31, 2012, all stock options granted have been fully expensed.

5. Business Combinations

Purchase Escrow

On October 8, 2008, the Company’s Careers-International reporting segment completed the acquisition of the remaining 55.6% ownership interest in ChinaHR.com Holdings Ltd. (together with its subsidiaries, “ChinaHR”) not already owned by the Company. Consideration for the acquisition was approximately $167 million in cash, net of cash acquired. A portion of the purchase price was placed into escrow to secure the sellers’ obligation to indemnify the Company for any breaches of the representations and warranties made by the sellers. During the three months ended September 30, 2011, the Company received $17,400 in cash, net of professional fees reimbursed to the Company, relating to the release of the ChinaHR escrowed funds, which is recorded in the consolidated statements of operations for the three and nine months ended September 30, 2011 as a component of (loss) income from discontinued operations, net of tax.

6. Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended September 30, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$64,452	$—	$64,452
U.S. and foreign government obligations	45,122	21,077	—	66,199
Bankers’ acceptances	—	8,865	—	8,865
Foreign exchange contracts	—	14	—	14

Total Assets	$45,122	$94,408	$—	$139,530

Liabilities:
Foreign exchange contracts	$—	$531	$—	$531
Lease exit liabilities	—	—	15,427	15,427

Total Liabilities	$—	$531	$15,427	$15,958

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond-foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended September 30, 2012, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Nine Months Ended September 30,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,768	3,540
Cash Payments	(4,279)	(2,625)

Balance, End of Period	$15,427	$14,828

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 13, Financing Agreements), which approximates fair value due to the debt bearing fluctuating market interest rates.

7. Investments

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $728 in the second quarter of 2012 and $443 in the first quarter 2011 from this investment. The carrying value of this investment was $441 and $688 as of September 30, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

In the fourth quarter of 2008, the Company acquired a 50% equity interest in a company located in Australia. In the nine months ended September 30, 2012 and 2011, the Company expended $2,077 and $2,559, respectively, for additional working capital requirements relating to this investment. The carrying value of this investment was $718 and $495 as of September 30, 2012 and December 31, 2011, respectively, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates.

Income (loss) in equity interests, net, are based upon unaudited financial information and are as follows (by equity investment):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Australia	$(379)	$(513)	$(1,207)	$(1,542)
Finland	108	145	481	546

Loss in equity interests, net	$(271)	$(368)	$(726)	$(996)

8. Restructuring and Other Special Charges

2011 Restructuring

Beginning in the third quarter of 2011, the Company made the strategic decision to no longer engage in arbitrage lead generation activities within the Internet Advertising & Fees segment due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business. The Company also made the decision to cease operations in one country within the Careers-International segment. As a result of these strategic decisions, the Company reduced its workforce, closed certain office facilities and impaired certain assets. During the three months ended March 31, 2012, the Company recorded a reduction to restructuring expense related to a change in estimated sublease income.

The following table displays a roll forward of the 2011 restructuring and other special charges for the period from December 31, 2011 to September 30, 2012:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at September 30, 2012
Workforce reduction	$1,298	$—	$(1,232)	$—	$66
Consolidation of office facilities	1,750	(503)	(724)	—	523
Impairment of assets	130	—	—	(130)	—

Total	$3,178	$(503)	$(1,956)	$(130)	$589

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through September 30, 2012, the Company has notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at September 30, 2012
Workforce reduction	$—	$14,701	$(12,303)	$—	$2,398
Consolidation of office facilities	—	6,002	(756)	(882)	4,364
Impairment of assets	—	5,249	156	(5,405)	—
Other costs and professional fees	—	229	(152)	—	77

Total	$—	$26,181	$(13,055)	$(6,287)	$6,839

9. Property and Equipment, Net

The Company’s property, equipment and accumulated depreciation balances are as follows (the following table excludes property and equipment, net attributable to the business held for sale):

	September 30, 2012	December 31, 2011
Capitalized software costs	$179,040	$163,688
Furniture and equipment	25,605	29,467
Leasehold improvements	44,742	49,168
Computer and communications equipment	189,893	178,170

	439,280	420,493
Less: accumulated depreciation	288,739	264,211

Property and equipment, net	$150,541	$156,282

As part of the January 2012 Restructuring, the Company wrote off fixed assets with a net book value of $4,020 during the three months ended March 31, 2012 (see Note 8, Restructuring and Other Special Charges).

Depreciation expense was $38,841 and $42,512 for the nine months ended September 30, 2012 and 2011, respectively, which excludes depreciation expenses associated with the business held for sale.

10. Goodwill

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units which are the equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China and Internet Advertising & Fees. In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

For the annual goodwill impairment test performed in the fourth quarter of 2011, each of the Careers-North America, Careers-International and Internet Advertising & Fees reporting units had a fair value that substantially exceeded its carrying value. For the Careers-China reporting unit, the Company calculated a fair value that was within approximately 10% of the carrying value, using a discount rate of 13.5% and a terminal growth rate of 5%.

During the three months ended September 30, 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The conclusion was based on the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business (see Note 11, Discontinued Operations).

Accordingly, the Company performed a step one fair value evaluation of Careers-China utilizing both a discounted cash flow analysis and the indicative offers from potential buyers of the Careers-China business. The result of this fair value analysis was that the fair value of the reporting unit was less than the carrying value and a step two analysis was required to determine the amount of goodwill impairment, if any. The Company performed the step two evaluation and determined that the goodwill for the Careers-China reporting unit was impaired. Therefore in the third quarter of 2012, we recorded a goodwill impairment charge for Careers-China of $216,221.

A summary of changes in goodwill by reportable segment are as follows:

	Careers- North America	Careers- International	Internet Advertising & Fees	Total
Balance as of December 30, 2011	$594,094	$386,477	$151,590	$1,132,161
Impairment	—	(216,221)	—	(216,221)
Reclassification to assets of business held for sale	—	(45,958)	—	(45,958)
Translation and other adjustments, net	—	8,707	—	8,707

Balance as of September 30, 2012	$594,094	$133,005	$151,590	$878,689

As disclosed in Note 11, Discontinued Operations, the Company has classified Careers-China as a business held for sale and, accordingly, $45,958 of goodwill has been reclassified from the Careers-International segment to assets of business held for sale.

11. Discontinued Operations

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit. The sale of the Careers-China business is expected to be completed during the next 12 months. Operating results for the Careers-China business, which have previously been included in the Company’s consolidated financial statements for the periods subsequent to October 2008 when the Company completed the aquisition of ChinaHR, have now been reclassified as business held for sale for all periods presented.

Summarized results of our business held for sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$8,636	$10,469	$31,452	$28,885
Salaries and related	7,898	7,706	18,804	17,349
Office and general	4,416	4,572	12,976	11,372
Marketing and promotion	3,919	3,615	16,206	12,166
Restructuring and other special charges	60	—	219	—
Release of ChinaHR escrowed funds	—	(17,400)	—	(17,400)
Impairment of goodwill	216,221	—	216,221	—

Operating expenses	232,514	(1,507)	264,426	23,487

Interest and other, net	(260)	(57)	(642)	(4)
Provision for (benefit from) income taxes	9,090	(1,360)	9,090	(2,882)

(Loss) income from business held for sale, net of tax	$(233,228)	$13,279	$(242,706)	$8,276

At September 30, 2012, there was approximately $20,000 of accumulated unrealized currency translation gain related to the Careers-China reporting unit. The amount of such accumulated unrealized currency translation adjustment will continue to fluctuate with the volatility in the currency markets. At such time of the completion of the sale of the Careers-China business, the then accumulated unrealized currency translation adjustment will be recorded into income or expense.

As disclosed in Note 10, Goodwill, the Company concluded that the Careers-China reporting unit’s goodwill was impaired in the third quarter of 2012. Further, as disclosed in Note 14, Income Taxes, the Company recorded a full valuation allowance of $9,090 associated with Careers-China deferred tax assets.

The major classes of assets and liabilities of the Careers-China business are presented in the following table. As of September 30, 2012, all assets and liabilities have been classified as current in the Consolidated Balance Sheets as the sale is expected to occur within the next twelve months.

September 30, 2012
Accounts receivable net of doubtful accounts of $723	$14,240
Prepaid and other	4,408
Property and equipment, net	10,571
Intangibles, net	5,126
Goodwill	45,958

Total assets of business held for sale	$80,303

Accounts payable, accrued expenses and other current liabilities	$11,799
Deferred revenue	20,082

Total liabilities of business held for sale	$31,881

12. Financial Derivative Instruments

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated monetary assets, inter-company funding loans and inter-company accounts receivable.

The fair value of our derivative positions in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	2,208	October 2012	14
Foreign currency exchange forwards	Accrued expenses and other current liabilities	82,329	October 2012	(531)

Total Derivative Instruments		$84,537		$(517)

	December 31, 2011
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	52,373	January through February 2012	215

Total Derivative Instruments		$52,373		$215

The amounts of unrealized and realized net gains and changes in the fair value of our derivative positions are as follows:

	Location of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign currency exchange forwards	Interest and other, net	$1,146	$(222)	$1,419	$(54)

13. Financing Agreements

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,250 payable on each of December 31, 2012 and March 31, 2013, $1,875 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

Borrowings under the Second Amended Credit Agreement will bear interest at a rate equal to either (i) the British Bankers Association ‘London InterBank Offered Rate’ (“BBA LIBOR”) plus a margin ranging from 250 basis points to 325 basis points depending on the Company’s consolidated leverage ratio or (ii) the sum of (A) the highest of (1) the agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) the BBA LIBOR plus 1.0%, and (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s consolidated leverage ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the consolidated leverage ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis (depending on the consolidated leverage ratio). The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty.

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of September 30, 2012, the Company was in full compliance with its covenants.

At September 30, 2012, the utilized portion of this credit facility was $97,500 in borrowings on the term loan facility, $90,500 of borrowings on the revolving credit facility, and $6,376 in outstanding letters of credit. The portion of the term loan that is due within one year is $6,250 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of September 30, 2012, based on the calculation of the maximum consolidated leverage ratio, $128,124 of the Company’s revolving credit facility was available. At September 30, 2012, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.21%, 3.25% and 0.09%, respectively. As of September 30, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.72%.

In the second quarter of 2011, one of the Company’s subsidiaries in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company, which provides for maximum borrowings of $7,494. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this revolving credit facility. The lender has the right to terminate the revolving credit facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the revolving credit facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The credit facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the credit agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the credit agreement and using the credit facility for financing its working capital requirements. As of September 30, 2012, the Company was in full compliance with its covenants. As of September 30, 2012, the interest rate on these borrowings was 6.25%, the utilized portion was $5,641, which is classified as short-term in the consolidated balance sheet as of September 30, 2012, and $1,853 was available to be utilized by the Company.

In the second quarter of 2012, one of the Company’s subsidiaries in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit, which provides for maximum borrowings of $4,996. The lender has the right to terminate this facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under this facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. This facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the credit agreement and using this credit facility for financing its working capital requirements. As of September 30, 2012, the Company was in full compliance with its covenants. As of September 30, 2012, the interest rate on these borrowings was 6.02%, the utilized portion was $2,300, which is classified as short-term in the consolidated balance sheet as of September 30, 2012, and $2,696 was available to be utilized by the Company.

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

Our effective tax rate differs from the federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the nine months ended September 30, 2012 increased by $45,771 of discrete items, consisting primarily of $19,276 of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances, uncertain tax positions and accruals of interest on tax liabilities. In addition, the Company recognized previously unrecognized tax benefits and reversed accrued interest on unrecognized tax benefits which resulted in a credit to the income tax provision of $35,566.

During the three months ended September 30, 2012, the Company completed a tax examination with the United States Internal Revenue Service for the years 2006 through 2009. As a result of settlement of the examination, the Company recognized previously unrecognized tax benefits of $38,024 which, on a net of tax basis, impacted the effective rate by $29,059. The Company also reversed accrued interest related to unrecognized tax benefits of $8,034 which, on a net of tax basis, impacted the effective rate by $4,860. The tax matters recognized related to the allocation of income among tax jurisdiction and the benefits related to certain tax net operating losses. The examination did not have a material impact to the Company and resulted in no significant cash tax due. In the third quarter of 2012, the Company also settled a state tax matter which resulted in recognition of unrecognized tax benefits and reversals of accrued interest which impacted the income tax provision on a net of tax basis by $403. The total benefit reflected in the third quarter of 2012 due to reversals of tax and interest was $34,322.

In the three months ended June 30, 2012, the Company recognized $1,015 of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $660 resulting from the settlements and adjustments to estimated tax liabilities. The Company also reversed accrued interest related to unrecognized tax benefits of $966, which on a net of tax basis impacted the effective tax rate by $584. The total benefit reflected in the income tax provision in the third quarter of 2012 due to reversals of tax and interest was $1,244.

As further discussed in Note 10, Goodwill, in the three months ended September 30, 2012, the Company reclassified its Careers-China reporting unit as a business held for sale and recognized a charge for impairment of goodwill. Further, as a result of management revising the estimated timing of the profitability of the Careers-China business, we recorded a full valuation allowance of the deferred tax asset related to the Careers-China business. This is reflected as a $9,090 tax charge component in the results of operations of the business held for sale (see Note 11, Discontinued Operations).

Due to the release of escrowed funds in the amount of $17,400 associated with the Careers-China acquisition (see Note 5, Business Combinations) during the three months ended September 30, 2011, which was reclassified to business held for sale for the three and nine months ended September 30, 2012 and 2011 (see Note 11, Discontinued Operations), is not included in net income for tax purposes since it is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock and as such decreased the Company’s overall effective tax rate.

Additionally, due to settlement of a tax examination during the second quarter of 2011, the Company recognized $1,456 of previously unrecognized tax benefits, which on a net of tax basis, impacted the effective tax rate by $947. The Company also reversed accrued interest related to unrecognized tax benefits of $832, which on a net of tax basis, impacted the effective tax rate by $541. The total benefit reflected in the nine months ended September 30, 2011 due to reversals of tax and interest was $1,488.

The Company is currently under examination by several domestic (state) and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $61,612 and $94,750, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

15. Segment and Geographic Data

The Company conducts business in three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.

Primarily resulting from the acquisition of ChinaHR in October 2008, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segments) began reviewing the operating results of Careers-China and initiated the process of making resource allocation decisions for Careers-China separately from the Careers-International operating segment (of which ChinaHR was formerly a part). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers-North America, Careers-International, Careers-China and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregates the Careers-International and Careers-China operating segments into one reportable segment: Careers-International. In the third quarter of 2012, as part of the Company’s evaluation of strategic alternatives, the Company decided to hold the Careers-China business for sale. Accordingly, Careers-China results have been reclassified as a business held for sale for all periods presented.

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Careers-North America	$115,455	$123,160	$351,418	$366,757
Careers-International	87,451	103,623	272,825	305,918
Internet Advertising & Fees	18,804	21,797	57,728	88,566

Revenue	$221,710	$248,580	$681,971	$761,241

Operating Income
Careers-North America	$17,169	$21,434	$35,279	$54,425
Careers-International	4,124	15,825	6,407	38,082
Internet Advertising & Fees	4,990	395	13,565	3,760
Corporate	(11,655)	(8,503)	(32,464)	(42,097)

Operating Income	$14,628	$29,151	$22,787	$54,170

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Depreciation and Amortization
Careers-North America	$8,898	$9,276	$26,694	$27,618
Careers-International	5,588	5,728	16,376	17,461
Internet Advertising & Fees	1,479	2,198	4,496	6,650
Corporate	176	151	528	392

Depreciation and Amortization	$16,141	$17,353	$48,094	$52,121

Restructuring
Careers-North America	$(116)	$—	$14,213	$—
Careers-International	418	323	9,282	323
Internet Advertising & Fees	8	1,681	1,166	1,681
Corporate	(66)	—	1,017	—

Restructuring	$244	$2,004	$25,678	$2,004

Revenue by Geographic Region(a)
United States	$129,182	$138,832	$392,351	$436,036
Germany	17,698	25,012	60,007	73,867
Other foreign	74,830	84,736	229,613	251,338

Revenue	$221,710	$248,580	$681,971	$761,241

	September 30, 2012	December 31, 2011
Total Assets by Segment
Careers-North America	$850,583	$881,942
Careers-International (b)	478,791	825,559
Internet Advertising & Fees	168,777	172,456
Corporate	20,605	25,073
Shared (c)	139,536	152,968
Business held for sale	80,303	—

Total	$1,738,595	$2,057,998

	September 30, 2012	December 31, 2011
Long-Lived Assets by Geographic Region(d)
United States	$105,409	$111,747
International	45,132	44,535

Total Long-Lived Assets	$150,541	$156,282

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	The 2012 balances exclude $80,303 attributable to the Careers-China business whose assets are reported as business held for sale.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.
(d)	Total long-lived assets include property and equipment, net and at September 30, 2012, excludes $10,571 attributable to the Careers-China business whose assets are reported as business held for sale.

16. Commitments and Contingencies

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

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at September 30, 2012:

Year ending December 31,	Operating Leases	Sublease Income
2012 (remaining three months)	$10,696	$(450)
2013	41,775	(1,734)
2014	37,365	(1,590)
2015	27,541	(1,776)
2016	18,949	(2,927)
Thereafter	55,069	(12,966)

Total minimum lease payments	$191,395	$(21,443)

17. Subsequent Events

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. In addition to our decision in the third quarter of 2012 to sell the Careers-China business, the Company will evaluate options in developing markets as well as implement additional cost reduction initiatives. We expect the estimated one-time costs of these actions to be approximately $50,000-$60,000, the majority of which will be cash and will be recorded as restructuring expenses primarily in the fourth quarter of 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our exploration of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights or maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Following the June 2011 launch of BeKnown®, Monster’s professional networking application available on the Facebook platform, the Company announced the integration into its core site experience in North America, South America, Australia and throughout Europe. This application is available in 50 countries and in 19 languages. BeKnown not only extends Monster’s global reach and leverages the world’s most popular global social network, the integration into the core site now enables job seekers on Monster to instantly see how they are already connected to job opportunities through their Facebook and BeKnown contacts. The site integration also expands employers’ social recruiting reach by getting their jobs in front of a growing professional network among Facebook’s members.

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

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize semantic search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) has been available to customers in North America since late 2009, and more recently to customers in the United Kingdom and France. We launched PRS in Germany in late 2011 and expect to rollout PRS in the Netherlands in the future. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. We also introduced 6Sense powered job search, which has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our 6Sense technology on their own talent databases and the Company believes that SeeMore represents an incremental growth opportunity.

The Career Ad Network (“CAN”) is now the industry’s largest recruitment-focused online advertising network which reaches, on average, around 116 million internet users each month on a global basis. We offer this innovative media product to customers in North America and most major markets in Europe as well as in Australia and Brazil and expect to expand this offering to other international countries in which we operate. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. Additionally, we offer our customers application tracking services, diversity resume database services and other ancillary services either directly or through alliances to meet the changing needs of our customers.

We believe the long-term growth opportunities overseas are significant and believe that we are positioned to benefit from our expanded reach and broadened product portfolio, increased brand recognition around the world, and the continued secular shift towards online recruiting. We operate a government solutions business, Monster Government Solutions (“MGS”), which sells online solutions to federal, state and local governments and educational institutions within the United States. We have expanded our MGS business to Europe and recently signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20.0 million. MGS provides recruitment solutions that engage seekers and employers online, enables MGS customers to attract qualified candidates, expedites time to hire and creates online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model.

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

On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. During this process, we do not intend to provide interim updates or announce or otherwise disclose developments (whether or not material) related to the strategic review process. On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. In addition to our decision in the third quarter of 2012 to sell the Careers-China business, the Company will evaluate options in developing markets as well as implement additional cost reduction initiatives. We expect the estimated one-time costs of these actions to be approximately $50.0 million-$60.0 million, the majority of which will be cash and will be recorded as restructuring expenses primarily in the fourth quarter of 2012.

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through September 30, 2012, the Company has notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. To date, the Company has incurred $26.2 million of restructuring costs.

Business Held for Sale

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit which was acquired in October 2008. The sale of the Careers-China business is expected to be completed during the next 12 months. Operating results for the Careers-China business, which had previously been included in the Company’s Consolidated Statement of Operations for the periods subsequent to the October 2008 acquisition, have now been reclassified as business held for sale for all periods presented. Additionally, the Company recorded a goodwill impairment charge of $216.2 million which is reported as a component of (Loss) income from discontinued operations, net. The goodwill impairment resulted from the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business. Please see Note 10, Goodwill and Note 11, Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

Constant Currency Presentation

Revenue and bookings (which represent the value of contractual orders received during the relevant period) from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue and bookings growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally present the year-over-year percentage change in revenue and bookings performance on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue and bookings on an as-reported basis.

Results of Operations

Consolidated operating results as a percentage of revenue for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	45.5%	48.9%	46.5%	49.9%
Office and general	27.6%	21.3%	25.4%	22.9%
Marketing and promotion	20.2%	17.3%	21.8%	19.8%
Restructuring and other special charges	0.1%	0.8%	3.8%	0.3%
Recovery of restitution award from former executive	0.0%	0.0%	-0.8%	0.0%

Total operating expenses	93.4%	88.3%	96.7%	92.9%

Operating income	6.6%	11.7%	3.3%	7.1%
Interest and other, net	-0.7%	-0.5%	-0.6%	-0.3%

Income before income taxes and loss in equity interests	5.9%	11.2%	2.7%	6.8%
(Benefit from) provision for income taxes	-11.8%	3.5%	-5.8%	2.2%
Loss in equity interests, net	-0.1%	-0.1%	-0.1%	-0.1%

Income from continuing operations	17.6%	7.5%	8.4%	4.5%
(Loss) income from discontinued operations, net of tax	-105.2%	5.3%	-35.6%	1.1%

Net (loss) income	-87.6%	12.8%	-27.2%	5.6%

The Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the three months ended September 30, 2012 and 2011 excluding the results of the business held for sale are as follows:

	Three Months Ended September 30,
(dollars in thousands)	2012	% of 2012 Revenue	2011	% of 2011 Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$221,710	100.0%	$248,580	100.0%	$(26,870)	(10.8)%

Salaries and related	100,837	45.5%	121,602	48.9%	(20,765)	(17.1)%
Office and general	61,289	27.6%	52,912	21.3%	8,377	15.8%
Marketing and promotion	44,712	20.2%	42,911	17.3%	1,801	4.2%
Restructuring and other special charges	244	0.1%	2,004	0.8%	(1,760)	(87.8)%

Total operating expenses	207,082	93.4%	219,429	88.3%	(12,347)	(5.6)%

Operating income	$14,628	6.6%	$29,151	11.7%	$(14,523)	(49.8)%

Our consolidated revenue from continuing operations decreased $26.9 million, or 10.8%, in the third quarter of 2012 compared to the same period of 2011. In constant currency, our consolidated revenue decreased 7.2% compared to the same period of 2011. Our Careers-International segment decreased 15.6% (in constant currency, our Careers-International revenue would have decreased 7.1% compared to the same period of 2011) due to decreases within most countries in Europe as well as decreases in Korea. Our Careers-North America segment decreased 6.3% primarily due to decreased revenue from our enterprise, ecommerce and government sectors, partially offset by increases in our staffing and newspaper sectors. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which resulted from the increased global economic uncertainty. Our Internet Advertising & Fees revenue decreased 13.7%. This decrease resulted primarily from the Company focusing on higher margin lead generation and advertising business activities as demonstrated by our operating margins in the third quarter of 2012.

Overall bookings decreased 14.6% in the third quarter of 2012 compared to the same period of 2011. In constant currency, our consolidated bookings would have decreased 11.7% compared to the same period of 2011. With the investments that the Company has made to further broaden its product portfolio to provide customers a broad array of technology-based solutions for their talent management strategy, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, the Company is well positioned to take advantage when the global economy accelerates.

Salary and related expenses decreased $20.8 million, or 17.1%, in the third quarter of 2012 compared to the same period of 2011, which includes $4.5 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of the continuing effect our restructuring programs, decreased associate incentive programs, decreased stock-based compensation as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses increased $8.4 million, or 15.8%, in the third quarter of 2012 compared to the same period of 2011, which includes $1.5 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased professional fees in the UK related to our government services sector as well as fees associated with Company’s plan to evaluate strategic alternatives. We may incur significant incremental third party consulting, advisory, legal and other expenses in 2012 related to our evaluation of strategic alternatives.

Marketing and promotion expenses increased $1.8 million, or 4.2%, in the third quarter of 2012 compared to the same period of 2011, which includes $1.6 million of favorable foreign exchange impact. This increase resulted primarily from our continued focus and investment in online marketing in the United States, which has had significant positive impact on seeker traffic levels.

Our consolidated operating income was $14.6 million in the third quarter of 2012, compared to operating income of $29.2 million in the third quarter of 2011, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment for the three months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,
(dollars in thousands)	2012	% of 2012 Revenue	2011	% of 2011 Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$115,455	100.0%	$123,160	100.0%	$(7,705)	(6.3)%

Salaries and related	44,823	38.8%	54,412	44.2%	(9,589)	(17.6)%
Office and general	25,793	22.3%	24,943	20.3%	850	3.4%
Marketing and promotion	27,786	24.1%	22,371	18.2%	5,415	24.2%
Restructuring and other special charges	(116)	-0.1%	—	0.0%	(116)	NA

Total operating expenses	98,286	85.1%	101,726	82.7%	(3,440)	(3.4)%

Operating income	$17,169	14.9%	$21,434	17.3%	$(4,265)	(19.9)%

Our Careers-North America segment revenue decreased $7.7 million, or 6.3%, in the third quarter of 2012 compared to the same period of 2011, due to a reduction of revenue from our enterprise, ecommerce, and government customers, partially offset by increased business activity with our newspaper and staffing customers. Bookings in our Careers-North America decreased 8.2% in the third quarter of 2012 primarily relating to decreases in our government sector as the third quarter of 2011 included unprecedented growth in the government sector as a result of the budget impasse in the summer of 2011.

Salary and related expenses decreased $9.6 million, or 17.6%, in the third quarter of 2012 compared to the same period of 2011. This decrease in salaries and related expenses resulted primarily from $4.2 million of decreased regular salary costs as a result of our restructuring programs, $3.0 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity as well as $2.1 million of decreased stock-based compensation.

Office and general expenses increased $0.9 million, or 3.4%, in the third quarter of 2012 compared to the same period of 2011. This increase in office and general expenses resulted from $1.1 million of increased travel and related costs primarily related to our evaluation of strategic alternatives and our 2012 sales conference as well as $0.4 million of increased consulting costs, partially offset by $0.4 million of decreased occupancy costs.

Marketing and promotion expenses increased $5.4 million, or 24.2%, in the third quarter of 2012 compared to the same period of 2011. This increase in marketing and promotion expenses resulted primarily from our continuing focus and investment in online marketing in North America, which has had a significant positive impact on seeker traffic levels.

In the third quarter of 2012, we reduced the previously estimated restructuring and other special charges by $0.1 million.

Our Careers-North America operating income was $17.2 million in the third quarter of 2012, compared to operating income of $21.4 million in the third quarter of 2011, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the three months ended September 30, 2012 and 2011 excluding operating results of our business held for sale are as follows:

	Three months ended September 30,
(dollars in thousands)	2012	% of 2012 Revenue	2011	% of 2011 Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$87,451	100.0%	$103,623	100.0%	$(16,172)	(15.6)%

Salaries and related	41,034	46.9%	49,640	47.9%	(8,606)	(17.3)%
Office and general	27,102	31.0%	20,508	19.8%	6,594	32.2%
Marketing and promotion	14,773	16.9%	17,327	16.7%	(2,554)	(14.7)%
Restructuring and other special charges	418	0.5%	323	0.3%	95	29.4%

Total operating expenses	83,327	95.3%	87,798	84.7%	(4,471)	(5.1)%

Operating income	$4,124	4.7%	$15,825	15.3%	$(11,701)	(73.9)%

Our Careers-International segment revenue decreased $16.2 million, or 15.6%, in the third quarter of 2012 compared to the same period of 2011 (in constant currency, our Careers-International revenue decreased 7.1% compared to the same period of 2011), with decreases in most of our international operations as we continue to see significant weakness in Europe and Asia. Our Careers-International segment experienced a bookings decrease of approximately 23.9% (in constant currency, our bookings would have decreased 16.6% compared to the same period of 2011). Bookings in Europe decreased 26.5% (in constant currency, our bookings would have decreased 19.8% compared to the same period of 2011), primarily resulting from decreases in most countries in Europe due to the continued weak and uncertain economic environment. Bookings in Asia decreased 16.8% (in constant currency, our bookings would have decreased 8.0% compared to the same period of 2011), primarily resulting from decreases in Korea.

Salary and related expenses decreased $8.6 million, or 17.3%, in the third quarter of 2012 compared to the same period of 2011, which includes $4.2 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $2.4 million of decreased regular salary costs as a result of our restructuring programs, $2.0 million of decreased stock-based compensation and $1.0 million of decreased associate incentive programs.

Office and general expenses increased $6.6 million, or 32.2%, in the third quarter of 2012 compared to the same period of 2011, which includes $1.3 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased professional fees in the UK related to our government services.

Marketing and promotion expenses decreased $2.6 million, or 14.7%, in the third quarter of 2012 compared to the same period of 2011, which includes $1.6 million of favorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from our focus on cost containment during the current economic turmoil in the international markets.

In the third quarter of 2012, we incurred $0.4 million of restructuring and other special charges, relating to severance costs.

Our Careers-International operating income was $4.1 million in the third quarter of 2012, compared to operating income of $15.8 million in the third quarter of 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,
(dollars in thousands)	2012	% of 2012 Revenue	2011	% of 2011 Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$18,804	100.0%	$21,797	100.0%	$(2,993)	(13.7)%

Salaries and related	7,672	40.8%	11,412	52.3%	(3,740)	(32.8)%
Office and general	4,282	22.8%	6,445	29.6%	(2,163)	(33.6)%
Marketing and promotion	1,852	9.8%	1,864	8.6%	(12)	(0.6)%
Restructuring and other special charges	8	0.0%	1,681	7.7%	(1,673)	(99.5)%

Total operating expenses	13,814	73.4%	21,402	98.2%	(7,588)	(35.5)%

Operating income	$4,990	26.6%	$395	1.8%	$4,595	1163.3%

Revenue in our Internet Advertising & Fees segment decreased $3.0 million, or 13.7%, in the third quarter of 2012 compared to the same period of 2011. This decrease resulted primarily from the Company focusing on higher margin lead generation and advertising business activities as demonstrated by our operating margins in the third quarter of 2012.

Operating expenses decreased $7.6 million, or 35.5%, in the third quarter of 2012 compared to the same period in 2011. This decrease in operating expenses resulted primarily from a $2.5 million decrease in regular salary costs as a result of our restructuring programs as well as a $2.0 million decrease in office and general expenses.

In the third quarter of 2012, we incurred a nominal amount of restructuring and other special charges compared to the third quarter of 2011, which included restructuring charges associated with the Company’s decision to no longer engage in the arbitrage lead generation business.

Our Internet Advertising & Fees operating income was $5.0 million in the third quarter of 2012, compared to operating income of $0.4 million in the third quarter of 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended September 30, 2012 and 2011 resulted in an expense of $1.5 million and $1.4 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities.

Income Taxes

For continuing operations, income taxes for the three months ended September 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011	$ Change	% Change
Income before income taxes	$13,098	$27,729	(14,631)	(52.8)%
Income taxes expense (benefit)	(26,162)	8,813	(34,975)	n/a
Effective tax rate	n/a	31.8%

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

Our effective tax rate differs from the federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, and foreign earnings taxed at different rates, accrual of interest on tax liabilities, effects of United States residual tax on earnings that are not permanently reinvested and the effects of valuation allowances. As a result of settlements and adjustments to estimated tax liabilities in the three months ended September 30, 2012, the Company recognized $38.3 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $29.2 million. The Company also reversed accrued interest related to unrecognized tax benefits of $8.4 million which on a net of tax basis impacted the effective tax rate by $5.1 million. The total benefit reflected in the third quarter of 2012 income tax provision due to reversals of tax and interest was $34.3 million. These benefits were partially offset by the effect of valuation allowances, additional uncertain tax positions and accruals of interest on tax liabilities.

Due to the release of escrowed funds in the amount of $17.4 million associated with the Careers-China acquisition (see Note 5, Business Combinations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q) during the three months ended September 30, 2011, which was reclassified to business held for sale for the three and nine months ended September 30, 2012 and 2011 (see note 11 Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q), is not included in net income for tax purposes since it is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock and as such decreased the Company’s overall effective tax rate.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $61.6 million and $94.8 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.4 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Income from continuing operations

As a result of the factors discussed above, our consolidated net income from continuing operations was $39.0 million in the third quarter of 2012, compared to net income of $18.5 million in the third quarter of 2011.

Loss from discontinued operations, net of tax

In the third quarter of 2012, the Company made the decision to sell its Careers-China business. For the three months ended September 30, 2012 and 2011, the Company reported a loss from discontinued operations, net of tax, of $233.2 million and a gain, net of taxes, of $13.3 million, respectively. The third quarter of 2012 results included a $216.2 million goodwill impairment charge as well as a $9.1 million charge related to the recording of a full valuation allowance associated with Careers-China deferred tax assets. The third quarter of 2011 results included a gain of $17.4 million relating to the release of escrowed funds associated with the ChinaHR acquisition.

Net (Loss) Income

Our consolidated net loss was $194.2 million in the third quarter of 2012, compared to net income of $31.8 million in the third quarter of 2011, as a result of the factors discussed above.

Diluted Income Per Share

Diluted loss per share in the third quarter of 2012 was $1.75 compared to diluted income per share of $0.26 in the third quarter of 2011. Diluted weighted average shares outstanding for the three months ended September 30, 2012 was 112.2 million shares. Diluted weighted average shares outstanding for the three months ended September 30, 2011 was 124.0 million shares. During the three months ended September 30, 2012, the Company repurchased 1.1 million shares as part of its previously announced share repurchase program and has purchases 14.0 million shares since the share repurchase program was initiated in the fourth quarter of 2011.

The Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the nine months ended September 30, 2012 and 2011, excluding the results of our business held for sale, are as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2012	% of 2012	2011	% of 2011	Increase	% Increase
Revenue	$681,971	100.0%	$761,241	100.0%	$(79,270)	(10.4)%

Salaries and related	317,117	46.5%	379,833	49.9%	(62,716)	(16.5)%
Office and general	173,222	25.4%	174,652	22.9%	(1,430)	(0.8)%
Marketing and promotion	148,517	21.8%	150,582	19.8%	(2,065)	(1.4)%
Restructuring and other special charges	25,678	3.8%	2,004	0.3%	23,674	1181.3%
Recovery of restitution award from former executive	(5,350)	-0.8%	—	0.0%	(5,350)	NA

Total operating expenses	659,184	96.7%	707,071	92.9%	(47,887)	(6.8)%

Operating income	$22,787	3.3%	$54,170	7.1%	$(31,383)	(57.9)%

Our consolidated revenue decreased $79.3 million, or 10.4%, in the first nine months of 2012 compared to the same period of 2011. In constant currency, our consolidated revenue decreased 7.5% compared to the same period of 2011. Our Internet Advertising & Fees revenue decreased $30.8 million or 34.8% for the same period. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Excluding the arbitrage lead generation activities in 2011, our consolidated revenue decreased 7.7% and on a constant currency basis decreased 4.7%. Our Careers-International segment decreased $33.1 million or 10.8% (on a constant currency basis, our Careers-International revenue decreased by 3.7%), primarily due to decreases within most countries in Europe and in Korea partially offset by an increase in India. Our Careers-North America segment experienced a $15.3 million or 4.2% decrease mainly due to decreased revenue from our enterprise, ecommerce and staffing customers, partially offset by increased business activity from our newspaper and staffing sectors. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which the Company believes results from the increased global economic uncertainty.

Salary and related expenses decreased $62.7 million, or 16.5%, in the first nine months of 2012 compared to the same period of 2011, which includes $10.9 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs as well as no longer engaging in arbitrage lead generation activities, decreased stock-based compensation, decreased associate incentive programs as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses decreased $1.4 million, or 0.8%, in the first nine months of 2012 compared to the same period of 2011, which includes $3.8 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased occupancy costs in 2012 relating to charges recorded in the first quarter of 2011 for changes in estimated sublease assumptions for previously exited facilities, partially offset by increased professional fees in the UK related to our government services sector as well as fees associated with Company’s plan to evaluate strategic alternatives.

Marketing and promotion expenses decreased $2.1 million, or 1.4%, in the first nine months of 2012 compared to the same period of 2011, which includes $4.7 million of favorable foreign exchange impact. The relatively flat spending in 2012 compared to 2011 related to decreased marketing and promotion expenses in 2012 in our Internet Advertising & Fees segment resulting from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities offset by increased investment in the United States to drive seeker traffic.

In the first nine months of 2012, we incurred $25.7 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which was announced in January 2012.

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

Our consolidated operating income from continuing operations was $22.8 million in the first nine months of 2012, compared to operating income of $54.2 million in the first nine months of 2011, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2012	% of 2012	2011	% of 2011	Increase	% Increase
Revenue	$351,418	100.0%	$366,757	100.0%	$(15,339)	(4.2)%

Salaries and related	140,262	39.9%	164,738	44.9%	(24,476)	(14.9)%
Office and general	77,817	22.1%	74,581	20.3%	3,236	4.3%
Marketing and promotion	83,847	23.9%	73,013	19.9%	10,834	14.8%
Restructuring and other special charges	14,213	4.0%	—	0.0%	14,213	NA

Total operating expenses	316,139	89.9%	312,332	85.1%	3,807	1.2%

Operating income	$35,279	10.1%	$54,425	14.9%	$(19,146)	(35.2)%

Revenue in our Careers-North America segment decreased $15.3 million, or 4.2%, in the first nine months of 2012 compared to the same period of 2011, due to a reduction of revenue from our enterprise, ecommerce and staffing customers, partially offset by increased business activity from our newspaper and staffing sectors.

Salary and related expenses decreased $24.5 million, or 14.9%, in the first nine months of 2012 compared to the same period of 2011. This decrease in salaries and related expenses resulted primarily from $7.7 million of decreased regular salary costs as a result of our restructuring programs, $6.7 million of decreased stock-based compensation, $6.9 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity as well as $3.2 million of decreased associate incentive programs.

Office and general expenses increased $3.3 million, or 4.3%, in the first nine months of 2012 compared to the same period of 2011. This increase in office and general expenses resulted from $2.6 million of increased travel and related costs primarily related to our evaluation of strategic alternatives and our 2012 sales conference as well as $1.6 million increased consulting costs.

Marketing and promotion expenses increased $10.8 million, or 14.8%, in the first nine months of 2012 compared to the same period of 2011. This increase in marketing and promotion expenses resulted primarily from our focus and investment in increasing seeker traffic in the United States.

In the first nine months of 2012, we incurred $14.2 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring programs.

Our Careers-North America operating income was $35.3 million in the first nine months of 2012, compared to operating income of $54.4 million in the first nine months of 2011, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the nine months ended September 30, 2012 and 2011 excluding operating results of our business held for sale are as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2012	% of 2012	2011	% of 2011	Increase	% Increase
Revenue	$272,825	100.0%	$305,918	100.0%	$(33,093)	(10.8)%

Salaries and related	129,951	47.6%	153,040	50.0%	(23,089)	(15.1)%
Office and general	69,590	25.5%	63,338	20.7%	6,252	9.9%
Marketing and promotion	57,595	21.1%	51,135	16.7%	6,460	12.6%
Restructuring and other special charges	9,282	3.4%	323	0.1%	8,959	2773.7%

Total operating expenses	266,418	97.7%	267,836	87.6%	(1,418)	(0.5)%

Operating income	$6,407	2.3%	$38,082	12.4%	$(31,675)	(83.2)%

Our Careers-International segment decreased $33.1 million or 10.8% (3.7% in constant currency, our Careers-International revenue), with decreases in most of our international operations as the global economic slowdown continues to impact our bookings and revenues.

Salary and related expenses decreased $23.1 million, or 15.1%, in the first nine months of 2012 compared to the same period of 2011, which includes $10.0 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $5.7 million of decreased stock-based compensation, $3.6 million of decreased costs relating to associate incentive programs as well as $2.8 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses increased $6.3 million, or 9.9%, in the first nine months of 2012 compared to the same period of 2011, which includes $3.2 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased professional fees in the UK related to our government services partially offset by decreased occupancy costs.

Marketing and promotion expenses increased $6.5 million, or 12.6%, in the first nine months of 2012 compared to the same period of 2011, which includes $4.6 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia, primarily in the first half of 2012.

In the first nine months of 2012, we incurred $9.3 million of restructuring and other special charges, comprised mainly of severance costs as a result of our restructuring program announced in January 2012.

Our Careers-International operating income was $6.4 million in the first nine months of 2012, compared to operating income of $38.1 million in the first nine months of 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2012	% of 2012	2011	% of 2011	Increase	% Increase
Revenue	$57,728	100.0%	$88,566	100.0%	$(30,838)	(34.8)%

Salaries and related	24,595	42.6%	38,176	43.1%	(13,581)	(35.6)%
Office and general	12,944	22.4%	20,077	22.7%	(7,133)	(35.5)%
Marketing and promotion	5,458	9.5%	24,872	28.1%	(19,414)	(78.1)%
Restructuring and other special charges	1,166	2.0%	1,681	1.9%	(515)	(30.6)%

Total operating expenses	44,163	76.5%	84,806	95.8%	(40,643)	(47.9)%

Operating income	$13,565	23.5%	$3,760	4.2%	$9,805	260.8%

Our Internet Advertising & Fees revenue decreased $30.8 million or 34.8% in the first nine months of 2012. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations.

Operating expenses decreased $40.6 million, or 47.9%, in the third quarter of 2012 compared to the same period in 2011. This decrease in operating expenses resulted primarily from the Company no longer engaging in the arbitrage lead generation business partially offset by $1.2 million of restructuring charges.

Our Internet Advertising & Fees operating income was $13.6 million in the first nine months of 2012, compared to operating income of $3.8 million in the first nine months of 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the nine months ended September 30, 2012 and 2011 resulted in an expense of $4.2 million and $2.4 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $1.8 million resulted primarily from 2011 including gains on auction rate securities as well as higher net interest expense in the first nine months of 2012 primarily relating to higher amounts outstanding on our credit facilities.

Income Taxes

Income taxes for the nine months ended September 30, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011	$ Change	% Change
Income before income taxes	$18,615	$51,743	(33,128)	(64.0)%
Income taxes expense (benefit)	(39,122)	16,132	(55,254)	n/a
Effective tax rate	n/a	31.2%

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

Our effective tax rate differs from the federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the nine months ended September 30, 2012 was increased by $45.8 million of discrete items, consisting primarily of $19.3 million of a tax benefit related to certain tax losses arising from the Company’s restructuring. In addition, as a result of settlements and adjustments to estimated tax liabilities in the nine months ended September 30, 2012, the Company recognized $39.3 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $29.9 million. The Company also reversed accrued interest related to unrecognized tax benefits of $9.3 million, which on a net of tax basis impacted the effective tax rate by $5.6 million. The total benefit reflected in the first nine months of 2012 income tax provision due to reversals of tax and interest was $35.6 million. These benefits were partially offset by the effect of valuation allowances, uncertain tax positions and accruals of interest on tax liabilities.

Due to the release of escrowed funds in the amount of $17.4 million associated with the Careers-China acquisition (see Note 5, Business Combinations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q) during the three months ended September 30, 2011, which was reclassified to business held for sale for the three and nine months ended September 30, 2012 and 2011 (see Note 11, Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q), is not included in net income for tax purposes since it is considered a non-taxable litigation settlement and is treated as reduction of purchase price of acquired stock and as such decreased the Company’s overall effective tax rate.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2012 and December 31, 2011 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $61.6 million and $94.8 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the characterization of certain intercompany loans.

Loss in Equity Interests, Net

Loss in equity interests, net, for the nine months ended September 30, 2012 and 2011 was $0.7 million and $1.0 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Income from continuing operations

As a result of the factors discussed above, our consolidated net income from continuing operations was $57.0 million in the nine months ended September 30, 2012, compared to net income of $34.6 million for the same period in 2011.

(Loss) income from discontinued operations, net of tax

In the third quarter of 2012, the Company made the decision to sell its Careers-China business. For the nine months ended September 30, 2012 and 2011, the Company reported a loss from discontinued operations, net of tax, of $242.7 million and a gain, net of taxes, of $8.3 million, respectively. The third quarter of 2012 results included a $216.2 million goodwill impairment charge as well as a $9.1 million charge related to a full valuation allowance on the Careers-China deferred tax assets. The third quarter of 2011 results included a gain of $17.4 million relating to the release of escrowed funds associated with the ChinaHR acquisition.

Net (Loss) Income

As a result of the factors discussed above, our consolidated loss for the nine months ended September 30, 2012 was $185.7 compared to consolidated net income of $42.9 million for the same period in 2011.

Diluted Income Per Share

Diluted loss per share in the first nine months of 2012 was $1.64 compared to diluted income per share of $.34 in the first nine months of 2011. Diluted weighted average shares outstanding for the nine months ended September 30, 2012 and 2011 was 114.6 million shares and 124.3 million shares, respectively. During the nine months ended September 30, 2012, the Company repurchased 8.5 million shares as part of its previously announced share repurchase program and has purchases 14.0 million shares since the share repurchase program was initiated in the fourth quarter of 2011.

Financial Condition

The following tables detail our cash and cash equivalents:

	September 30,	December 31,	Change
(dollars in thousands)	2012	2011	$	%
Cash and cash equivalents	$175,103	$250,317	$(75,214)	(30.0)%

Percentage of total assets	10.1%	12.2%

As of September 30, 2012, we had cash and cash equivalents of $175.1 million, compared to $250.3 million as of December 31, 2011. Our decrease in cash and cash equivalents of $75.2 million in the first nine months of 2012 primarily resulted from $65.6 million of common stock repurchases and $46.9 million of capital expenditures partially offset by $35.8 million provided by operating activities.

Cash Flows

Consolidated cash flows for the nine months ended September 30, 2012 and 2011 are as follows:

	September 30,	September 30,	Change
(dollars in thousands)	2012	2011	$	%
Cash provided by operating activities	$35,838	$125,015	$(89,177)	(71.3)%
Cash used for investing activities	(48,251)	(45,817)	(2,434)	5.3%
Cash (used for) provided by financing activities	(66,565)	81,372	(147,937)	(181.8)%
Effect of exchange rates on cash	3,764	(1,938)	5,702	(294.2)%

Cash provided by operating activities was $35.8 million for the nine months ended September 30, 2012, a decrease of $89.2 million from the $125.1 million of cash provided by operating activities for the nine months ended September 30, 2011. This decrease resulted primarily from reduced cash flows of $31.0 million relating to working capital items, driven by changes in accounts receivable and accounts payable, accrued expenses and other, as well as reduced net income in 2012 compared to 2011.

Cash used for investing activities was $48.3 million for the nine months ended September 30, 2012, an increase of $2.4 million from cash used for investing activities of $45.8 million for the nine months ended September 30, 2011. This increase resulted primarily from $1.5 million of increased capital expenditures in 2012.

Cash used for financing activities was $66.6 million for the nine months ended September 30, 2012, an increase of $147.9 million from cash provided by financing activities of $81.4 million for the nine months ended September 30, 2011. This increase resulted primarily from $65.6 million used for common stock repurchases as well as $91.2 million of less proceeds in 2012 from our credit facilities and term note.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2010, 2011 and the first nine months of 2012 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250 million, including up to a $50 million sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250 million revolving credit facility and provided for a new $50 million term loan facility, for a total of $300 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225 million revolving credit facility and a $100 million term loan facility, providing for a total of $325 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1.3 million payable on each of December 31, 2012 and March 31, 2013, $1.9 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of September 30, 2012, the Company was in full compliance with its covenants.

At September 30, 2012, the utilized portion of this credit facility was $97.5 million in borrowings on the term loan facility, $90.5 million of borrowings on the revolving credit facility, and $6.4 million in outstanding letters of credit. The portion of the term loan that is due within one year is $6.3 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of September 30, 2012, based on the calculation of the maximum consolidated leverage ratio, $128.1 million of the Company’s revolving credit facility was available. At September 30, 2012, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.21%, 3.25% and 0.09%, respectively. As of September 30, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.72%.

In the second quarter of 2011, one of the Company’s subsidiaries in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company, which provides for maximum borrowings of $7.5 million. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The expiration date has been extended to March 1, 2013 and each of the Company’s three subsidiaries in China may now borrow under this revolving credit facility. The lender has the right to terminate the revolving credit facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under the revolving credit facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. The revolving credit facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the agent agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the credit agreement and using the revolving credit facility for financing its working capital requirements. As of September 30, 2012, the Company was in full compliance with its covenants. As of September 30, 2012, the interest rate on these borrowings was 6.25%, the utilized portion was $5.6 million, which is classified as short-term in the consolidated balance sheet as of September 30, 2012, and $1.9 million was available to be utilized by the Company.

In the second quarter of 2012, one of the Company’s subsidiaries in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit, which provides for maximum borrowings of $5.0 million. The lender has the right to terminate this facility at any time and demand immediate payment. The Company may prepay outstanding borrowings and accrued interest under this facility only with the consent of the lender. The Company is obligated to indemnify the lender for any costs and losses incurred by the lender as a result of such prepayment. This facility contains covenants which include obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using this facility for financing its working capital requirements. As of September 30, 2012, the Company was in full compliance with its covenants. As of September 30, 2012, the interest rate on these borrowings was 6.02%, the utilized portion was $2.3 million, which is classified as short-term in the consolidated balance sheet as of September 30, 2012, and $2.7 million was available to be utilized by the Company.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. The Company repatriated approximately $39.0 million from its subsidiary in South Korea during the second quarter of 2012. United States residual taxes have been provided on their unremitted earnings through September 30, 2012.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at September 30, 2012 was approximately $157.0 million. While we have not determined the total United States and foreign tax liabilities on such repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. Generally, a tax charge for U.S. residual tax would be recorded in the income tax provision in the quarter in which our permanent reinvestment assertions change. In addition to the cash expected from 2012 domestic operations, the Company intends to borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

The Company has paid $11.7 million of taxes in domestic state and international income taxes for the nine months ended September 30, 2012. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2012. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

On January 24, 2012, the Company committed to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through September 30, 2012, the Company has notified or terminated approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The reduction of the Company’s workforce resulted in the consolidation of certain office facilities and the impairment of certain project related assets.

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. In addition to our decision in the third quarter of 2012 to sell the Careers-China business, the Company will evaluate options in developing markets as well as implement additional cost reduction initiatives. We expect the estimated one-time costs of these actions to be approximately $50.0 million-$60.0 million, the majority of which will be cash and will be recorded as restructuring expenses primarily in the fourth quarter of 2012.

Business Held for Sale

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit which was acquired in October 2008. The sale of the Careers-China business is expected to be completed during the next 12 months. Please see Note 10, Goodwill and Note 11, Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. Through September 30, 2012, the Company has repurchased 14.0 million shares for a total repurchase of $107.3 million at an average price of $7.67 per share.

Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended September 30, 2012. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$64,452	$—	$64,452
U.S. and foreign government obligations	45,122	21,077	—	66,199
Bankers’ acceptances	—	8,865	—	8,865
Foreign exchange contracts	—	14	—	14

Total Assets	$45,122	$94,408	$—	$139,530

Liabilities:
Foreign exchange contracts	$—	$531	$—	$531
Lease exit liabilities	—	—	15,427	15,427

Total Liabilities	$—	$531	$15,427	$15,958

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond-foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

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

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability (in thousands)
	Nine Months Ended September 30,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	4,768	3,540
Cash Payments	(4,279)	(2,625)

Balance, End of Period	$15,427	$14,828

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (see Note 13. Financing Agreements to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q), which approximates fair value due to the debt bearing fluctuating market interest rates.

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

Careers-North America and Careers-International. Our Careers-North America and Careers-International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media services, applicant tracking services, online career related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.

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

We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume database, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. The Company accounts for SaaS contracts as the services are being performed.

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

The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units which are the equivalent of our Operating Segments: Careers-North America, Careers-International, Careers-China and Internet Advertising & Fees. The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year by performing a goodwill impairment test on each reporting unit. Goodwill is tested more frequently if indicators of impairment exist. The Company performs a qualitative analysis each quarter for each of the reporting units to determine if it is more likely than not that the fair value of the reporting unit is greater than the unit’s carrying amount based, in part, on whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in its share price and market capitalization; a decline in its expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. In the event that the qualitative analysis indicates that it is not more likely than not that the fair value of the reporting unit is greater than the unit’s carrying amount, then the Company performs a goodwill impairment test for that unit for that quarter.

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

To determine fair value using the income approach, the Company discounts the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before interest, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. To corroborate the results of the income approach, the Company estimated the fair value of its reporting units using several market-based approaches including indication of sale value, when available.

The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and must conclude that they are reasonable. The Company has utilized the income approach in determining the fair value of the reporting units consistent with prior periods. The Company believes that this is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

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

Equity Investments

Gains and losses in equity interest for the nine months ended September 30, 2012, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Foreign Exchange Risk

During the three months ended September 30, 2012, revenue from our international operations accounted for 40% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Chinese Renminbi and Swedish Krona. The functional currency of a majority of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening U.S. dollar in the three months ended September 30, 2012 negatively impacted reported revenue by approximately $9.0 million and negatively impacted reported operating income by approximately $1.4 million, compared to the three months ended September 30, 2011.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at September 30, 2012 of $124.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $6.2 million, $12.5 million and $25.0 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2012, our cumulative translation adjustment account decreased $30.3 million primarily attributable to the foreign currency movements of the U.S. dollar against the Euro and Swedish Krona.

Interest Rate Risk

Credit Facilities

As of September 30, 2012, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility, borrowings of one of our subsidiaries in China under an unsecured uncommitted revolving credit facility that we guarantee and a second China uncommitted revolving credit facility secured by a standby letter of credit. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, BBA LIBOR, the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the third quarter of 2012, we would have had total usage of $335.0 million under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended September 30, 2012. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on September 30, 2012, we would have had $195.9 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended September 30, 2012. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.4 million for the three months ended September 30, 2012.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

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

Risks associated with cuts in government spending could materially and adversely affect our business, operations and financial condition.

Reductions in governmental expenditures that have been proposed or mandated could have a material adverse affect on our business, operations and financial condition. Government agencies may be limited in their ability to contract for Monster’s services due to the proposed or mandated spending cuts. In addition, there could be an overall negative impact on economic growth as a result of less government spending, which could adversely affect our business, operations and financial condition.

We face risks relating to our foreign operations.

We earned 45%, 42% and 42% of our total revenue outside of the United States in the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have experienced periods of heightened volatility in recent years and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

Our international operations might not succeed or might fail to meet our expectations for a number of reasons, including:

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

In the third quarter of 2012, we decided to pursue the sale of our Careers-China business. We expect to incur significant costs pursuing such sale. We also announced in November 2012 that we are evaluating all options for our developing markets businesses. We expect to incur significant costs evaluating such options and carrying out any resulting actions.

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

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations and lead to future economic slowdowns.

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

There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that there will be a formal cessation of the process. During this process, we do not intend to provide interim updates or announce or otherwise disclose developments (whether or not material) related to the strategic review process. The occurrence of any one or more of the above risks could have a material adverse impact on our business, results of operations, liquidity or financial condition.

Our operating results fluctuate from quarter to quarter.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including, but not limited to:

•	the timing and amount of existing clients’ subscription renewals;

•	enhancements to existing services;

•	the hiring cycles of employers;

•	changes in general economic conditions, such as recessions, that could, among other things, affect recruiting efforts generally and online recruiting efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	our ability to attract and retain customers;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	enhancements to technology to safeguard against security breaches.

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

We have made strategic acquisitions and entered into alliances and joint ventures in the past and may do so in the future. If we are unable to achieve expected benefits from such transactions, there could be a material adverse effect on our business, growth rates and results of operations.

As part of our business strategy we have entered into agreements relating to acquisitions, strategic alliances and joint ventures. Such transactions are inherently risky and can be accompanied by a number of risks, including:

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

Our failure to be successful in addressing these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of our acquisitions, incur unanticipated liabilities and significantly harm our business, financial condition and results of operations generally.

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

We have recorded a significant goodwill impairment charge and may be required to record additional significant charges to earnings if our goodwill or amortizable intangible assets become impaired.

During the third quarter of 2012, we recorded a goodwill impairment charge of $216.2 million for our Careers-China business unit. We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of September 30, 2012, our goodwill and amortizable intangible assets were $913.8 million, which represented 53% of total consolidated assets.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: November 9, 2012	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: November 9, 2012	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: November 9, 2012	By:	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.