Form 10-K
period 2012-12-31
MONSTER WORLDWIDE, INC.
filed 2013-02-13
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $963,574,266 as of June 29, 2012, the last business day of the registrant’s second fiscal quarter of 2012.

As of January 31, 2013, there were 116,837,419 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Special Note About Forward-Looking Statements

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the United States Securities and Exchange Commission (“SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks associated with our ongoing review of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Item 1A. Risk Factors” of this report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I

ITEM 1.	BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”), the parent company of Monster®, is the worldwide leader in successfully connecting people to job opportunities. From the web, to mobile, to social, Monster helps companies find people with customized solutions using advanced technologies to match the right person to the right job. With a local presence in more than 40 countries, Monster connects employers with quality job seekers at all levels, provides personalized career advice to consumers globally and delivers vast, highly targeted audiences to advertisers.

Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address for corporate information is http://www.about-monster.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our http://www.about-monster.com website, free of charge, under the caption “Investor Relations — SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

Our Strategy

Monster Worldwide’s long-term business strategy is designed to capitalize on the numerous opportunities that exist in the global online recruitment marketplace and related markets. Our strategy calls for strategic investment in product, technology, brand support and customer service to expand our global leadership position in an effort to achieve long-term growth and profitability and create shareholder value. In support of this strategy, we continue to invest in our operations on a global basis while controlling the growth of operating expenses.

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

Our investments in our technology platform have allowed us to deliver innovative products and services on a global basis. We have consolidated several technology systems and have created a platform that is more secure, scalable and redundant. In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) is available to customers in North America, Germany, the United Kingdom and France. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases.

In 2007, we introduced the Career Ad Network (“CAN”) which is a recruitment-focused online advertising network. Globally CAN reaches, on average, 113 million internet users each month. Monster offers this product to customers in North America, major markets in Europe, and in Australia. We continue to improve our efficiency in acquiring audiences that our customers’ demand. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. The value proposition to our customers is to find better quality candidates at a cost effective price. We expect to expand this offering to other international countries in which we operate as the opportunities present themselves.

To further expand our business in the North American online recruitment market, Monster acquired the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo! Inc. (“Yahoo!”) on August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo!, for a purchase price of $225.0 million. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America. In February 2011, the Company completed the integration of the HotJobs website onto the Company’s platform, which enables job seekers to benefit from the increased availability of jobs and precise search capabilities, and enables employers to benefit from the increased volume and quality of seeker traffic.

In June 2011, we launched BeKnown®, a professional networking application available on the Facebook platform to extend our global reach and leverage the world’s most popular global social network. This application allows Facebook members in more than 40 countries throughout North America, Europe, Australia and India and in more than 15 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

Our Monster Government Solutions (“MGS”) sells online solutions to federal, state and local governments and educational institutions within the United States. We have experienced strong growth in MGS in 2011 and 2012, which now accounts for approximately 10% of our total business. In 2012, we expanded our MGS business to Europe and signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20.0 million. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers application tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of our customers.

We continue to actively and aggressively support the Monster brand in our core markets through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to Monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates, resulting in greater efficiencies for our marketing expenditures. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and ended the year with over 21 million monthly unique visitors.

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

On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that there will be a formal cessation of the process. In conjunction with the decision to explore strategic alternatives, we also committed to a series of restructuring actions throughout 2012 in order to improve the Company’s long-term growth prospects and profitability in its core markets. Most recently, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets. As part of this effort, the Company exited our business operations in Latin America and Turkey in the fourth quarter of 2012 and sold our Careers-China business unit in February 2013.

Our Services

We operate in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. For the year ended December 31, 2012, these operating segments represented approximately 52%, 39% and 9% of our consolidated revenue, respectively. Please see Note 16-Segment and Geographic Data to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online and mobile employment solution, matching the right person to the right job. Monster has a presence in more than 40 countries around the world. We earned 39%, 40%, and 37% of our total revenue from continuing operations outside of North America in the years ended December 31, 2012, 2011 and 2010, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

Our services and solutions include: searchable job postings; resume database access; recruitment media solutions throughout our network; and other career-related content. Job seekers can search our job postings and post their resumes on each of our career websites. Employers and human resources companies pay to: advertise jobs; search our resume database; and utilize career site hosting and other services such as recruitment media.

Monster has traditionally targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. We have increased our efforts to expand our penetration into the small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies, including approximately 1,000 newspapers in the United States, which extends our presence with local and regional job seekers.

Internet Advertising & Fees

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

Sales and Marketing

The Company’s sales resources consist of field sales, telesales, and a self service eCommerce channel. Our sales activities are geared towards enterprise, SMB, government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as: government; healthcare; staffing; and newspapers. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national clients and is also dispersed throughout our offices globally. Our eCommerce channel is available to all customer groups and is currently most heavily used by smaller employers. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network.

The majority of our advertising budget is allocated to online advertising including: search engine marketing; alliances; and distributed job content to drive unique visitors to search for and apply to jobs. Our marketing approach also includes a regionally varied selection of traditional offline advertising such as: television; radio; and business, consumer and trade publications to market and promote the Monster brand and our innovative products and services. The majority of our marketing and promotion expense is allocated to our Careers—North America and Careers—International segments.

Customers

Our customers are comprised of individuals, small and medium-sized organizations, enterprise organizations, federal, state and local government agencies and educational institutions. No one customer accounts for more than 5% of our total annual revenue.

Competition

The markets for our services and products are highly competitive and are characterized by pressure to win new customers, expand the market for our services and incorporate new capabilities and technologies. We face competition from a number of sources. These sources include other employment-related websites, including websites that aggregate job advertisements from multiple company websites and job sites; professional networking and social networking websites; general classified advertising websites; traditional media companies (primarily newspaper publishers); Internet portals; search engines; and general-interest websites such as blogs. The barriers to entry into Internet businesses like ours are relatively low. As a result, new competitors continuously arise.

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

Intellectual Property

Our success and ability to compete are dependent in part on the protection of our domain names, trademarks, trade names, service marks, patents and other proprietary rights. We rely on copyright laws to protect the original website content that we develop. In addition, we rely on federal, state and foreign trademark laws to provide additional protection for the identifying marks appearing on and the design and appearance of our Internet sites. A degree of uncertainty exists concerning the application and enforcement of copyright and trademark laws with respect to the Internet, and there can be no assurance that existing laws will provide adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to us. We also assert common law protection on certain names and marks that we have used in connection with our business activities.

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

Employees

As of January 31, 2013, including the remaining employees of the discontinued operations, we employed approximately 5,000 people worldwide, a decrease of 1,000 employees over the prior year, primarily resulting from our restructuring efforts.

Executive Officers

As of January 31, 2013, our executive officers were as follows:

Name	Age	Position
Salvatore Iannuzzi	59	Chairman of the Board of Directors, President and Chief Executive Officer
Timothy T. Yates	65	Executive Vice President, Director
James M. Langrock	47	Executive Vice President and Chief Financial Officer
Lise Poulos	54	Executive Vice President and Chief Administrative Officer
Mark Stoever	45	Executive Vice President, Corporate Development and Internet Advertising

Salvatore Iannuzzi has been our Chairman of the Board of Directors, President and Chief Executive Officer of the Company since April 2007. Prior to joining the Company, Mr. Iannuzzi served as President of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2007. Prior to that, Mr. Iannuzzi served as President and Chief Executive Officer of Symbol Technologies, Inc. (“Symbol”), a publicly traded company engaged in the business of manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, from January 2006 to January 2007, when Symbol was sold to Motorola, Inc. He previously served as Symbol’s Interim President and Chief Executive Officer and Chief Financial Officer from August 2005 to January 2006 and as Senior Vice President, Chief Administrative and Control Officer from April 2005 to August 2005. He also served as a director of Symbol from December 2003 to January 2007, serving as the Non-Executive Chairman of the Board from December 2003 to April 2005. From August 2004 to April 2005, Mr. Iannuzzi was a partner in Saguenay Capital, a boutique investment firm. Prior thereto, from April 2000 to August 2004, Mr. Iannuzzi served as Chief Administrative Officer of CIBC World Markets. From 1982 to 2000, he held several senior positions at Bankers Trust Company/Deutsche Bank, including Senior Control Officer and Head of Corporate Compliance.

Timothy T. Yates has been our Executive Vice President and a Director since June 2007. From June 2007 until January 2011, Mr. Yates also served as our Chief Financial Officer. Prior to joining the Company, Mr. Yates served as Senior Vice President, Chief Financial Officer and a director of Symbol from February 2006 to January 2007. From January 2007 to June 2007, he was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

James M. Langrock has been our Executive Vice President and Chief Financial Officer since January 2011. From May 2008 until January 2011, Mr. Langrock served as the Company’s Senior Vice President, Finance and Chief Accounting Officer. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2008. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President — Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.

Lise Poulos has been our Executive Vice President and Chief Administrative Officer since January 2008. Previously, she had served as Executive Vice President since September 2007. Prior to joining the Company, Ms. Poulos served as Senior Vice President, Human Resources of Motorola, Inc.’s Enterprise Mobility business from January 2007 to July 2007. From 1997 to January 2007, Ms. Poulos held various roles at Symbol, including Senior Vice President, Human Resources and Corporate Communications from August 2006 to January 2007, Vice President, Human Resources from November 2005 to August 2006 and Director, Human Resources from 2002 to November 2005. Prior to joining Symbol, Ms. Poulos worked at a major energy company and in the financial services industry.

Mark Stoever has been our Executive Vice President, Corporate Development and Internet Advertising since October 2011. Previously, he had served as Executive Vice President, Corporate Development and Strategic Alliances from September 2008 to October 2011, as Executive Vice President, Internet Advertising & Fees from July 2007 to September 2008, and as Senior Vice President, Internet Advertising & Fees from July 2005 to July 2007. Prior to joining the Company, Mr. Stoever served as Executive Vice President of Decision Matrix Group, an investment fund specializing in technology market research, from January 2005 to May 2005. Prior to that, beginning in 1996 he held various management roles at Lycos, Inc., a global Internet content and service provider, most recently as President and Chief Executive Officer from October 2002 to November 2004. Prior to Lycos, Mr. Stoever held management roles at ON Technology Corporation, a software company, from 1994 to 1996, and at Microcom, Inc., a modem technology company, from 1989 to 1994.

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

Reductions in government expenditures that have been or may be proposed or mandated could have a material adverse affect on our business, operations and financial condition. Government agencies may be limited in their ability to contract for Monster’s services due to any proposed or mandated spending cuts. In addition, there could be an overall negative impact on economic growth as a result of decreased government spending, which could adversely affect our business, operations and financial condition.

We face risks relating to our foreign operations.

We earned 42%, 33%, 39% of our total revenue from continuing operations outside of the United States in the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have experienced periods of heightened volatility in recent years and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

We have no significant proprietary technology that would preclude or inhibit competitors from entering the online advertising market. Existing or future competitors may develop or offer services and products that provide significant performance, price, creative or other advantages over our services. If we do not keep pace with product and technology advances, there could be a material adverse impact on our competitive position, revenue and prospects for growth. This could significantly harm our business, financial condition and operating results.

Our ongoing review of strategic alternatives may pose additional risks to our business.

On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. This process is ongoing and the Board of Directors has not set a definitive timetable for the completion of its evaluation. Our exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks, including distraction of management during this process; significant fluctuations in our stock price could occur in response to developments relating to the strategic review process or market speculation regarding any such developments; we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third party consultants; and we may experience difficulties in preserving the commercially sensitive confidential information that may need to be disclosed to competitors and other persons during this process or in connection with an assessment of our strategic alternatives.

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

While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse impact on our business. Moreover, failure or perceived failure to comply with applicable laws, regulations, requirements or our policies related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of confidence in us by customers, job seekers and other Internet users and could expose us to fines and penalties and could require us to expend significant sums in connection with any failure or perceived failure, each of which could adversely affect our business, financial condition and results of operations. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services and/or result in reduced traffic or contract terminations in those jurisdictions, which could harm our business, financial condition and results of operations.

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

We have made strategic acquisitions and entered into alliances and joint ventures in the past and may do so in the future. If we are unable to achieve expected benefits from such transactions, there could be a material adverse impact on our business, growth rates and results of operations.

As part of our business strategy we have entered into agreements relating to acquisitions, strategic alliances and joint ventures. Such transactions are inherently risky and can be accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired companies’ accounting, management information, human resources and other administrative systems;

•

in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and the difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

Our failure to be successful in addressing these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of any such acquisitions, incur unanticipated liabilities and significantly harm our business, financial condition and results of operations generally.

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

We have recorded a significant goodwill impairment charge and may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.

During the year ended December 31, 2012, we recorded a goodwill impairment charge of $262.7 million for our Careers-China business unit. We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2012, our goodwill and intangible assets were $919.9 million, which represented 55% of total consolidated assets.

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

Our principal executive offices are located in New York, New York, where we occupy approximately 52,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 171,000 square feet of leased space. We also lease additional facilities in the United States in: Bedford, Massachusetts; Boston, Massachusetts; Cambridge, Massachusetts; Chicago, Illinois; Florence, South Carolina; Indianapolis, Indiana; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; San Francisco, California; Tempe, Arizona; and Washington, D.C.. Our domestic properties are used generally by our Careers-North America and Internet Advertising & Fees segments.

We also maintain leased facilities internationally in: Austria; Belgium; Canada; Czech Republic; France; Germany; Hong Kong; Hungary; India; Ireland; Italy; Luxembourg; Malaysia; the Netherlands; Norway; the People’s Republic of China; Poland; the Republic of Korea; Russia; Singapore; Spain; Sweden; Switzerland; United Arab Emirates and the United Kingdom. Our international properties are used generally by our Careers-International segment.

In addition, we have leased facilities that we are in the process of disposing are located in: Dallas, Texas; Denver, Colorado; Brazil; Mexico and Turkey.

We also operate data centers in the United States, Europe and Asia pursuant to various lease and co-location arrangements.

We consider our leased space to be adequate for the operation of our business, and we do not foresee any difficulties in meeting any future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse impact on its financial condition, results of operations and cash flows.

In April 2012, TQP Development, LLC filed suit against the Company for allegedly infringing a patent relating to the transmission of encrypted data. The lawsuit, entitled TQP Development, LLC v. Monster Worldwide, Inc. (Civil Action No. 2:12-cv-186), was brought in the United States District Court for the Eastern District of Texas. The plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. In November 2012, the matter was resolved and in December 2012, the lawsuit was dismissed with prejudice.

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. Recently, the parties reached an agreement in principle to settle the matter. It is expected that all parties will execute the appropriate settlement documents at which point the matter will be presented to the Court seeking an Order of dismissal with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”

As of January 31, 2013, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $5.80 The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

2012	High	Low
First Quarter	$10.40	$6.57
Second Quarter	$10.02	$7.55
Third Quarter	$9.05	$5.72
Fourth Quarter	$8.53	$5.01

2011	High	Low
First Quarter	$25.90	$14.24
Second Quarter	$18.47	$12.99
Third Quarter	$15.30	$7.00
Fourth Quarter	$9.90	$6.34

Holders

As of January 31, 2013, there were approximately 1,850 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.

Dividends

We have never declared or paid any cash dividends on our stock, and we do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions. Our credit agreement restricts, in certain circumstances, the payment of dividends on our stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see our disclosure in Part III, Item 12 in this report on Form 10-K.

Stock Performance Graph

The following performance graph and related information shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2007 to December 31, 2012, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2007 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five Year Cumulative Total Return

Among Monster Worldwide, Inc., The S&P 500 Index

and The RDG Internet Composite Index

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of the Company’s repurchase activity for the year ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs*
Balance at December 31, 2011	5,504,896	$7.6047	5,504,896	$208,136,934
January 1—March 31	4,385,123	$7.5819	4,385,123	174,889,350
April 1—June 30	3,009,016	$8.4800	3,009,016	149,372,936
July 1—September 30	1,087,314	$6.1407	1,087,314	142,696,058
October 1—December 31	—	$—	—	142,696,058

Balance at December 31, 2012	13,986,349	$7.6732	13,986,349	$142,696,058

*	In October 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $250.0 million worth of shares of its Common Stock. The share repurchase program expires in April 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2012 excluding discontinued operations from continuing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

SELECTED STATEMENT OF OPERATIONS DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue	$890,392	$993,644	$874,923	$873,687	$1,334,016

Salaries and related, office, general, marketing and promotions	817,882	895,162	893,433	851,855	1,131,991
Restructuring and other special charges	40,358	4,715	—	16,043	15,161

Total operating expenses	858,240	899,877	893,433	867,898	1,147,152

Operating income (loss)	$32,152	$93,767	$(18,510)	$5,789	$186,864

Income (loss) from continuing operations	$58,166	$66,050	$(14,787)	$30,251	$125,860
Loss from discontinued operations	(316,886)	(12,253)	(17,572)	(11,324)	(1,067)

Net (loss) income	$(258,720)	$53,797	$(32,359)	$18,927	$124,793

Basic (loss) earnings per share:
Income (loss) from continuing operations	$0.52	$0.54	$(0.12)	$0.25	$1.04
Loss from discontinued operations, net of tax	(2.81)	(0.10)	(0.15)	(0.09)	(0.01)

Basic (loss) earnings per share	$(2.29)	$0.44	$(0.27)	$0.16	$1.03

Diluted (loss) earnings per share:
Income from continuing operations	$0.51	$0.53	$(0.12)	$0.25	$1.04
Loss from discontinued operations, net of tax	(2.78)	(0.10)	(0.15)	(0.09)	(0.01)

Diluted (loss) earnings per share	$(2.27)	$0.43	$(0.27)	$0.16	$1.03

SELECTED BALANCE SHEET DATA (a)

(In thousands)

	At December 31,
	2012	2011	2010	2009	2008
Total Current Assets	$579,653	$675,932	$585,371	$645,493	$682,821
Total Current Liabilities	584,980	782,963	686,824	507,156	723,708
Total Assets	1,684,865	2,057,998	1,978,002	1,827,190	1,916,590
Long-Term Liabilities	219,846	110,908	162,528	186,870	145,609
Total Stockholders’ Equity	$880,039	$1,164,127	$1,128,650	$1,133,164	$1,047,273

(a):	For December 31, 2012, the assets and liabilities of discontinued operations are included in Total Current Assets and Total Current Liabilities, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks associated with our ongoing review of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors”, of this report.

OVERVIEW

Business

Monster Worldwide, the parent company of Monster®, is the worldwide leader in successfully connecting people to job opportunities. From the web, to mobile, to social, Monster helps companies find people with customized solutions using advanced technologies to match the right person to the right job. With a local presence in more than 40 countries, Monster connects employers with quality job seekers at all levels, provides personalized career advice to consumers globally and delivers vast, highly targeted audiences to advertisers.

We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and cost effectively deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice. Our services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

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

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense® semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Monster Power Resume Search® (“PRS”) is available to customers in North America, Germany, the United Kingdom and France. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases.

In 2007, we introduced the Career Ad Network (“CAN”) which is a recruitment-focused online advertising network. Globally CAN reaches, on average, 113 million internet users each month. Monster offers this product to customers in North America, major markets in Europe, and in Australia. We continue to improve our efficiency in acquiring audiences that our customers’ demand. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. The value proposition to our customers is to find better quality candidates at a cost effective price. We expect to expand this offering to other international countries in which we operate as the opportunities present themselves.

To further expand our business in the North American online recruitment market, on August 24, 2010, the Company completed the acquisition of the Yahoo! HotJobs Assets from Yahoo!, Inc. (“Yahoo!”). Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America.

In June 2011, we launched BeKnown®, a professional networking application available on the Facebook platform to extend our global reach and leverage the world’s most popular global social network. This application allows Facebook members in more than 40 countries throughout North America, Europe, Australia and India and in more than 15 languages to establish a professional network on BeKnown. With BeKnown, users can seamlessly identify and connect with professional contacts from multiple sources and enhance their professional identities, while keeping their friends on Facebook separate from their professional contacts.

We operate a government solutions business, Monster Government Solutions (“MGS”), which sells online solutions to federal, state and local governments and educational institutions within the United States. MGS has grown throughout 2011 and 2012 to approximately 10% of our total business. In 2012, we expanded our MGS business to Europe and signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20.0 million. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers application tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

We continue to actively and aggressively support the Monster brand in our core markets through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to Monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates, resulting in greater efficiencies for our marketing expenditures. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and ended the year with over 21 million monthly unique visitors.

Restructuring Programs and Discontinued Operations

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets. In addition to the amounts recorded in 2012, the Company expects to incur an additional $27.0 million to $37.0 million of charges in 2013 with respect to our restructuring programs and discontinued operations.

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through December 31, 2012, the Company has notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

Through December 31, 2012, the Company has incurred $26.2 million associated with this restructuring. The Company will not incur any new charges in the future relating to this program.

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Discontinued Operations below.

Through December 31, 2012, the Company has notified approximately 300 associates in North America and Europe (excluding discontinued operations) and has incurred $14.7 million of charges. The Company anticipates additional charges in the first half of 2013 relating to severance and office consolidations.

Discontinued Operations

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit. The sale of the Careers-China business was completed on February 5, 2013. As disclosed in Note 4-Goodwill and Intangibles in Notes to the Consolidated Financial Statements in Part II of this Form 10-K, the Company recorded a goodwill impairment charge for 100% of the goodwill attributable to Careers-China in the amount of $262.7 million in 2012.

Additionally, during the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses.

In the aggregate, the Company’s headcount will be reduced by approximately 1,100 employees as a result of the sale of Careers-China and the exiting of Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 6-Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K.

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

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue, excluding discontinued operations, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%

Salaries and related	45.9%	48.4%	53.1%
Office and general	24.8%	22.6%	25.8%
Marketing and promotion	21.2%	19.1%	23.2%
Restructuring and other special charges	4.5%	0.5%	0.0%

Total operating expenses	96.4%	90.6%	102.1%

Operating income (loss)	3.6%	9.4%	(2.1)%
Interest and other, net	(0.7)%	(0.3)%	(0.2)%

Income (loss) before income taxes and loss in equity interests	2.9%	9.1%	(2.3)%
Benefit from (provision for) income taxes	3.7%	(2.4)%	0.9%
Loss in equity interests, net	(0.1)%	(0.1)%	(0.3)%

Income/(Loss) Continuing Operations	6.5%	6.6%	(1.7)%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Consolidated Revenue, Operating Expenses and Operating Income (Loss)

Consolidated revenue, operating expenses and operating income (loss) for the years ended December 31, 2012 and 2011 are as follows, excluding the results of operations for discontinued operations (dollars in thousands):

	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$890,392	100.0%	$993,644	100.0%	$(103,252)	(10.4)%

Salaries and related	408,305	45.9%	480,398	48.4%	(72,093)	(15.0)%
Office and general	221,251	24.8%	224,914	22.6%	(3,663)	(1.6)%
Marketing and promotion	188,326	21.2%	189,850	19.1%	(1,524)	(0.8)%
Restructuring and other special charges	40,358	4.5%	4,715	0.5%	35,643	755.9%

Total operating expenses	858,240	96.4%	899,877	90.6%	(41,637)	(4.6)%

Operating income	$32,152	3.6%	$93,767	9.4%	$(61,615)	(65.7)%

Our consolidated revenue decreased by $103.3 million (10.4%) in 2012 compared to 2011. In constant currency, our consolidated revenue decreased 8% compared to 2011. Our Internet Advertising & Fees revenue decreased $33.6 million or 30.6% for the same period. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Excluding the arbitrage lead generation activities in 2011, our consolidated revenue decreased 8.3% and on a constant currency basis decreased 6.0%. Our Careers-International segment decreased $47.3 million or 11.9% (on a constant currency basis, our Careers-International revenue decreased by 6.1%), primarily due to decreases within most countries in Europe and in Korea partially offset by an increase in India. Our Careers-North America segment experienced a $22.4 million or 4.6% decrease mainly due to decreased revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper and staffing sectors. These decreases in our consolidated Careers segments were primarily due to the deceleration of booking activity beginning in the fourth quarter of 2011 and continuing in 2012, which the Company believes results from the increased global economic uncertainty as our customers continue to be extremely conservative in controlling their recruiting budgets.

Overall bookings (which represent the value of contractual orders received during the relevant period), excluding amounts related to our discontinued operations and arbitrage lead generation activities, decreased 6.7% on a global basis compared to 2011. With the investments that the Company has made to further broaden its product portfolio to provide customers a broad array of technology-based solutions for their talent management strategy, including the recent launches of BeKnown and our next generation semantic search product, SeeMore, the Company is well positioned to take advantage when the global economy accelerates. Further, the Company’s recent restructuring will allow the Company to concentrate its resources on our largest and most profitable core markets and continue strengthening its traffic position. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and ended the year with over 21 million monthly unique visitors.

Salary and related expenses decreased $72.1 million (15.0%), in 2012 compared to 2011, which includes $10.5 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs as well as no longer engaging in arbitrage lead generation activities, decreased stock-based compensation, decreased associate incentive programs as well as decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses decreased $3.7 million (1.6%), in 2012 compared to 2011, which includes $3.6 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased occupancy costs in 2012 relating to charges recorded in the first quarter of 2011 for changes in estimated sublease assumptions for previously exited facilities, partially offset by increased professional fees in the UK related to our government services sector as well as fees associated with the Company’s plan to evaluate strategic alternatives.

Marketing and promotion expenses decreased $1.5 million (0.8%) in 2012 compared to 2011, which includes $4.4 million of favorable foreign exchange impact. The relatively flat spending in 2012 compared to 2011 related to decreased marketing and promotion expenses in 2012 in our Internet Advertising & Fees segment resulting from the Company no longer engaging in arbitrage lead generation activities offset by increased investment in the United States and International to drive seeker traffic.

In 2012, we incurred $40.4 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which were announced in January 2012 and November 2012.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 6—Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K.

Our consolidated operating income, excluding discontinued operations, was $32.2 million in 2012, compared to an operating income of $93.8 million in 2011, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$462,962	100.0%	$485,356	100.0%	$(22,394)	(4.6%)

Salaries and related	184,336	39.8%	212,440	43.8%	(28,104)	(13.2%)
Office and General	103,206	22.3%	99,361	20.5%	3,845	3.9%
Marketing and Promotions	111,764	24.1%	98,474	20.3%	13,290	13.5%
Restructuring and other special charges	20,970	4.5%	450	0.1%	20,520	na

Total Operating Expenses	420,276	90.8%	410,725	84.6%	9,551	2.3%

Operating Income	$42,686	9.2%	$74,631	15.4%	$(31,945)	(42.8%)

Revenue in our Careers-North America segment experienced a $22.4 million (4.6%) decrease due to a reduction of revenue from our enterprise and ecommerce customers, partially offset by increased business activity from our newspaper and staffing sectors. Bookings increased 1% in our Careers – North America segment driven by strong bookings growth in our staffing and government sectors partially offset by decreases in our enterprise and telesales sectors.

Salary and related expenses decreased $28.1 million (13.2%) in 2012 compared to 2011. This decrease in salaries and related expenses resulted primarily from $11.5 million of decreased regular salary costs as a result of our restructuring programs, $9.6 million of decreased variable compensation costs, $5.9 million of decreased stock-based compensation as well as $2.2 million of decreased associate incentive programs.

Office and general expenses increased $3.8 million (3.9%) in 2012 compared to 2011. This increase in office and general expenses resulted primarily from increased travel and related costs related to our 2012 sales conference and evaluation of strategic alternatives.

Marketing and promotion expenses increased $13.3 million (13.5%) in 2012 compared to 2011. This increase in marketing and promotion expenses resulted primarily from our focus and investment in increasing seeker traffic in the United States. According to comScore Media Metrix, the increased marketing investment allowed Monster to hold the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and ended the year with over 21 million monthly unique visitors.

We incurred $21.0 million of restructuring and other special charges in 2012 comprised primarily of severance.

Our Careers-North America operating income was $42.7 million in 2012, compared to operating income of $74.6 million in 2011, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$351,130	100.0%	$398,408	100.0%	$(47,278)	(11.9%)

Salaries and related	163,716	46.6%	188,410	47.3%	(24,694)	(13.1%)
Office and General	90,785	25.9%	79,215	19.9%	11,570	14.6%
Marketing and Promotions	67,563	19.2%	61,304	15.4%	6,259	10.2%
Restructuring and other special charges	15,990	4.6%	160	0.0%	15,830	na

Total Operating Expenses	338,054	96.3%	329,089	82.6%	8,965	2.7%

Operating Income	$13,076	3.7%	$69,319	17.4%	$(56,243)	(81.1%)

Our Careers-International segment revenue experienced a $47.3 million (11.9%, 6.1% in constant currency) decrease, which includes $22.9 million of unfavorable foreign exchange impact, with decreases in most of our international operations as we continue to see significant weakness in Europe. Our Careers-International bookings in 2012 decreased 15.2% compared to 2011 (in constant currency, our bookings would have decreased 10.2% compared to the same period of 2011). Bookings in Europe decreased 17% (in constant currency, our bookings would have decreased 12% compared to the same period of 2011), primarily resulting from decreases in most countries in Europe due to the continued weak and uncertain economic environment. Bookings in Asia also decreased 9% (in constant currency, our bookings would have decreased 3% compared to the same period of 2011), primarily resulting from decreases in Korea and India.

Salary and related expenses decreased $24.7 million (13.1%, 7.9% in constant currency) in 2012 compared to 2011, which includes $9.7 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $10.7 million of decreased regular salary costs as a result of our restructuring programs, $5.6 million of decreased stock-based compensation, $3.1 million of decreased costs relating to associate incentive programs as well as $3.1 million of decreased variable compensation costs for the Company’s sales force resulting from decreased booking activity.

Office and general expenses increased $11.6 million (14.6%, 18.4% in constant currency) in 2012 compared to 2011, which includes $3.0 million of favorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased professional fees in the UK related to our government services.

Marketing and promotion expenses increased $6.3 million (10.2%, 17.2% in constant currency) in 2012 compared to 2011, which includes $4.3 million of favorable foreign exchange impact. This increase in marketing and promotion expenses resulted primarily from our focus on brand awareness in Europe and Asia, primarily in the first half of 2012.

We incurred $16.0 million of restructuring and other special charges in 2012 which is primarily comprised of severance costs.

Our Careers-International operating income, excluding discontinued operations, was $13.1 million in 2012, compared to an operating income of $69.3 million in 2011, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$76,300	100.0%	$109,880	100.0%	$(33,580)	(30.6%)

Salaries and related	31,926	41.8%	47,613	43.3%	(15,687)	(32.9%)
Office and General	16,981	22.3%	26,317	24.0%	(9,336)	(35.5%)
Marketing and Promotions	7,549	9.9%	26,631	24.2%	(19,082)	(71.7%)
Restructuring and other special charges	2,123	2.8%	4,105	3.7%	(1,982)	(48.3%)

Total Operating Expenses	58,579	76.8%	104,666	95.3%	(46,087)	(44.0%)

Operating Income	$17,721	23.2%	$5,214	4.7%	$12,507	239.9%

Revenue in our Internet Advertising & Fees segment decreased $33.6 million (30.6%) in 2012 compared to 2011. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations.

Operating expenses decreased $46.1 million (44.0%) in 2012 compared to 2011. This decrease in operating expenses resulted primarily from the Company no longer engaging in the arbitrage lead generation business. In 2012, the Company focused on higher margin lead generation and advertising business activities as demonstrated by our operating margins 2012.

Our Internet Advertising & Fees operating income was $17.7 million in 2012 compared to operating income of $5.2 million in 2011, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the years ended December 31, 2012 and 2011 resulted in an expense of $5.9 million and $3.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses related to the Company’s auction rate securities. The increased expense in interest and other, net, of $2.9 million primarily resulted from gains on auction rate securities during 2011, lower net foreign currency gains in 2012 as well as higher net interest expense in 2012 primarily relating to higher amounts outstanding on our credit facilities.

Income Taxes

Income taxes for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011	$ Change	% Change
Income before income taxes and loss in equity interests	$26,269	$90,796	$(64,527)	(71.1)%
(Benefit from) provision for income taxes	(32,978)	23,504	(56,482)	(240.3)%
Effective tax rate	0.0%	26.0%	n/a	n/a

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the earnings in the various tax jurisdictions and the applicable rates. The federal tax rate in the United States is 35% and tax rates in the foreign countries in which we do business varies from approximately 17% to 36%. The mix of income in high and low tax jurisdictions can vary from year to year. Our future tax rates can be adversely affected if there is more income in countries with higher tax rates or losses in countries with lower tax rates.

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, non-deductible expenses, foreign earnings taxed at different tax rates, valuation allowances and the accrual of interest on tax liabilities. The tax benefit recorded for the year ended December 31, 2012 was increased by $19.3 million related to certain tax losses arising from the Company’s restructuring.

As a result of effective settlement of tax examinations during 2012, and adjustments to prior accruals for previously unrecognized tax benefits, the Company recognized tax benefits of $32.7 million during 2012 which, on a net of tax basis, impacted the effective rate by $23.1 million. The Company also reversed accrued interest related to unrecognized tax benefits of $9.6 million which, on a net of tax basis, impacted the effective rate by $5.8 million. During 2011, the Company reversed $6.6 million of accrued tax and accrued interest due to settlement of tax examinations and other adjustments to accrued uncertain tax positions.

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. The ultimate realization of our deferred tax assets depends primarily on the generation of future income in the requisite tax jurisdictions. Differences between anticipated and actual outcomes could have a material impact on the realization of our deferred tax assets. Our future tax rates may also be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax benefit deficiencies caused by awards vesting at prices below the original grant date price are charged to the income tax provision. Excess accumulated tax benefits recorded in equity at December 31, 2012 amount to $1.8 million and may become exhausted in 2013.

In addition, our filed tax returns are subject to the examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 37 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, and the United States as well as other countries in Europe and the Asia Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006 in Germany, 2009 in the United Kingdom, and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $13.0 million in the next twelve months due to expirations of statutes of limitations or settlement of audits. The tax matters relate to allocation of income among jurisdictions and the determination of certain acquired tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the years ended December 31, 2012 and 2011 was $1.1 million and $1.2 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% investment in a company located in Finland. This decreased loss in 2012 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2012.

(Loss) income from discontinued operations, net of tax

For the years ended December 31, 2012 and 2011, the Company reported a loss from discontinued operations, net of tax, of $316.9 million and $12.3 million, respectively. Included in the results from discontinued operations are the results of our operations in Careers-China, Latin America and Turkey.

In the third quarter of 2012, the Company made the decision to sell its Careers-China business and completed the sale on February 5, 2013. Operating results for the Careers-China business, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations for the periods subsequent to the October 2008 acquisition, have now been reclassified as business held for sale for all periods presented. The 2012 results include a $262.7 million goodwill impairment charge, a $9.7 million charge related to the recording of a full valuation allowance associated with Careers—China deferred tax asset as well as a $5.2 million impairment charge relating to amortizable intangibles. The 2011 results included a gain of $17.4 million relating to the release of escrowed funds associated with the ChinaHR acquisition.

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey and all of the business operations were discontinued on or before December 31, 2012. Accordingly, the operating results of these businesses have now been reclassified as discontinued operations for all periods presented. The 2012 results include $8.0 million of shut-down costs.

Net (loss) income

As a result of the factors discussed above, our consolidated loss for the year ended December 31, 2012 was $258.7 million compared to consolidated net income of $53.8 million for the same period in 2011.

Diluted Earnings (Loss) Per Share

Diluted earnings per share in 2012 was a loss of $2.27 per share compared to a diluted income of $0.43 per share in 2011. Diluted weighted average shares outstanding for the years ended December 31, 2012 and 2011 was 114.0 million shares and 123.9 million shares, respectively.

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating loss for the years ended December 31, 2011 and 2010, restated to exclude the results of discontinued operations, are as follows (dollars in thousands):

	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$993,644	100.0%	$874,923	100.0%	$118,721	13.6%

Salaries and related	480,398	48.4%	464,206	53.1%	16,192	3.5%
Office and general	224,914	22.6%	225,953	25.8%	(1,039)	(0.5)%
Marketing and promotion	189,850	19.1%	203,274	23.2%	(13,424)	(6.6)%
Restructuring and other special charges	4,715	0.5%	—	0.0%	4,715	n/a

Total operating expenses	899,877	90.6%	893,433	102.1%	6,444	0.7%

Operating income (loss)	$93,767	9.4%	$(18,510)	(2.1)%	$112,277	n/a

Our consolidated revenue increased $118.7 million (13.6%) in 2011 compared to 2010. Our Careers-International segment experienced a 23.9% increase in revenue, which includes $17.8 million of favorable foreign exchange impact, primarily due to growth in Europe including Germany, France and Sweden, and in Asia including South Korea and India. Our Careers-North America segment experienced a 15.0% increase in revenue due to increased business activity from our enterprise customers, in addition to growth within our newspaper, staffing and e-commerce sectors. Careers-North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. These increases in our consolidated Careers segments were due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Internet Advertising & Fees revenue decreased 16.2% in 2011 compared to 2010. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. This decrease was partially offset by an increase in our display advertising business. Overall bookings (which represent the value of contractual orders received during the relevant period), excluding amounts related to our arbitrage lead generation activities, increased 15% on a global basis compared to 2010. However, the Company experienced a deceleration of booking and revenue growth in the latter half of 2011, particularly in the fourth quarter. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $16.2 million (3.5%) in 2011 compared to 2010, which includes $9.0 million of unfavorable foreign exchange. This increase in salaries and related expenses resulted primarily from increased regular salary costs associated with the impact of a full year of salary and related expenses from the HotJobs Assets, increased headcount in 2011 primarily in Asia as well as increased variable compensation costs resulting from increased booking activity in 2011. These increases were partially offset by decreased severance costs associated with our targeted headcount reductions, which primarily occurred in 2010, in addition to decreased costs associated with stock-based compensation and associate incentive plans.

Office and general expenses decreased $1.0 million (0.5%) in 2011 compared to 2010, which includes $2.6 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from increased amortization of acquired intangibles relating to the HotJobs Assets, charges relating to changes in estimated sublease assumptions for previously exited facilities as well as increased depreciation expense associated with our recent increase in capital expenditures. These increases in office and general expenses were partially offset by a decrease in professional fees associated with the HotJobs acquisition incurred primarily in 2010.

The Company does not allocate acquisition and integration-related expenses to their reportable segments. Accordingly, the $4.6 million and $24.3 million of acquisition and integration-related expenses incurred in 2011 and 2010, respectively, associated with the acquisition of the HotJobs Assets is recorded as a corporate expense.

Marketing and promotion expenses decreased $13.4 million (6.6%) in 2011 compared to 2010, which includes $2.5 million of unfavorable foreign exchange impact. This decrease in marketing and promotion expenses resulted primarily from the Company, beginning in the third quarter of 2011, no longer engaging in arbitrage lead generation activities. This decrease was partially offset by an increase in our traffic agreement with Yahoo!, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada as well as our expenses related to our focus on brand awareness in Europe and Asia.

We incurred $4.7 million of restructuring charges and other special charges in 2011 comprised primarily of severance and facility costs resulting from the Company no longer engaging in certain activities within the Internet Advertising & Fees segment, the decision to cease operations within one country in the Careers-International segment as well as targeted headcount reductions within the Careers-North America segment.

Our consolidated operating income was $93.8 million in 2011, compared to an operating loss of $18.5 million in 2010, as a result of the factors discussed above.

Careers — North America

The operating results of our Careers — North America segment for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$485,356	100.0%	$422,193	100.0%	$63,163	15.0%

Salaries and related	212,440	43.8%	196,076	46.4%	16,364	8.3%
Office and General	99,361	20.5%	84,442	20.0%	14,919	17.7%
Marketing and Promotions	98,474	20.3%	93,892	22.2%	4,582	4.9%
Restructuring and other special charges	450	0.1%	—	0.0%	450	na

Total Operating Expenses	410,725	84.6%	374,410	88.7%	36,315	9.7%

Operating Income	$74,631	15.4%	$47,783	11.3%	$26,848	56.2%

Revenue in our Careers — North America segment increased $63.2 million (15.0%) in 2011 compared to 2010, due to increased business activity from our enterprise customers, in addition to growth within our newspaper, staffing and e-commerce sectors. Careers — North America also benefitted from the revenue generated from the HotJobs Assets, which we acquired on August 24, 2010. The increase in our Careers — North America segment was due to the further adoption of the Company’s broadened product portfolio (including PRS, CAN and the HotJobs Assets). Our Careers — North America bookings in 2011 increased 15% compared to the same period of 2010, however we experienced a deceleration of growth in the latter half of 2011. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $16.4 million (8.3%) in 2011 compared to 2010. This increase in salaries and related expenses resulted primarily from $14.2 million of increased variable compensation costs for the Company’s sales force resulting from increased booking activity in 2011 as well as $10.9 million of increased regular salary costs primarily associated with the impact of a full year of salary and related expenses from the HotJobs Assets. These increases were partially offset by decreased associate incentive plans of $4.7 million as well as severance costs of $3.3 million associated with our targeted headcount reductions, which primarily occurred in 2010.

Office and general expenses increased $14.9 million (17.7%) in 2011 compared to 2010. This increase in office and general expenses resulted primarily from increased amortization expense of $5.6 million associated with the acquisition of the HotJobs Assets, $3.7 million of increased professional fees, $1.7 million of additional depreciation expense associated with our recent increase in capital expenditures as well as $1.2 million of additional occupancy costs.

Marketing and promotion expenses increased $4.6 million (4.9%) in 2011 compared to 2010. This increase in marketing and promotion expenses primarily resulted from our traffic agreement with Yahoo!, which became effective on August 24, 2010, whereby the Company became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This increase was partially offset by a decrease in our offline media costs.

We incurred $0.5 million of restructuring charges and other special charges in 2011 comprised primarily of severance costs resulting from targeted headcount reductions.

Our Careers-North America operating income was $74.6 million in 2011, compared to operating income of $47.8 million in 2010, as a result of the factors described above.

Careers-International

The operating results, excluding discontinued operations, of our Careers-International segment for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$398,408	100.0%	$321,588	100.0%	$76,820	23.9%

Salaries and related	188,410	47.3%	184,416	57.3%	3,994	2.2%
Office and General	79,215	19.9%	79,062	24.6%	153	0.2%
Marketing and Promotions	61,304	15.4%	58,171	18.1%	3,133	5.4%
Restructuring and other special charges	160	0.0%	—	0.0%	160	na

Total Operating Expenses	329,089	82.6%	321,649	100.0%	7,440	2.3%

Operating Income	$69,319	17.4%	$(61)	0.0%	$69,380	na

Our Careers-International segment revenue increased $76.8 million (23.9%, 18.4% in constant currency) in 2011 compared to 2010, which includes $17.8 million of favorable foreign exchange impact, primarily due to growth in Europe including Germany, France and Sweden, and in Asia including South Korea and India. The increase in our Careers-International segment was due to the further adoption of the Company’s broadened product portfolio and an improved economic environment in 2011 in certain countries as compared to 2010. Our Careers-International bookings in 2011 increased 21% compared to 2010, however we experienced a deceleration of growth in the latter half of 2011. The Company believes that the principal factor for such deceleration is the increased global economic uncertainty.

Salary and related expenses increased $4.0 million (2.2%, (2.1%) in constant currency) in 2011 compared to 2010, which includes $7.9 million of unfavorable foreign exchange impact. The decrease, in constant currency, of $3.9 million resulted primarily from decreased severance costs of $2.1 million associated with our targeted headcount reductions, which primarily occurred in 2010 and a $2.7 million reduction in variable compensation which reflects the reduced bookings in the latter half of 2011, partially offset by an increase of $3.0 million in regular salary costs associated with increased headcount in 2011 compared to 2010, primarily in Asia.

Office and general expenses increased $0.2 million (0.2%, 2.0% in constant currency) in 2011 compared to 2010, which includes $2.0 million of unfavorable foreign exchange impact. This increase in office and general expenses resulted primarily from $1.4 million in increased administrative expense and $0.6 million of increased professional expenses as well as a partial reversal in 2010 of a previously recorded contingency resulting from a legal settlement.

Marketing and promotion expenses increased $3.1 million (5.4%, 1.4% in constant currency) in 2011 compared to 2010, which includes $2.4 million of unfavorable foreign exchange impact. This increase in marketing and promotion expenses primarily resulted from our focus on brand awareness in Europe and Asia.

We incurred $0.2 million of restructuring charges and other special charges in 2011 which is primarily comprised of severance costs resulting from our decision to cease operations within one country.

Our Careers-International operating income was $69.3 million in 2011, compared to an operating loss of $0.1 million in 2010, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$109,880	100.0%	$131,142	100.0%	$(21,262)	(16.2%)

Salaries and related	47,613	43.3%	50,420	38.4%	(2,807)	(5.6%)
Office and General	26,317	24.0%	26,015	19.8%	302	1.2%
Marketing and Promotions	26,631	24.2%	50,483	38.5%	(23,852)	(47.2%)
Restructuring and other special charges	4,105	3.7%	—	0.0%	4,105	na

Total Operating Expenses	104,666	95.3%	126,918	96.8%	(22,252)	(17.5%)

Operating Income	$5,214	4.7%	$4,224	3.2%	$990	23.4%

Revenue in our Internet Advertising & Fees segment decreased $21.3 million (16.2%) in 2011 compared to 2010. This decrease primarily resulted from the Company, as of the beginning of the third quarter of 2011, no longer engaging in the arbitrage lead generation activities, partially offset by an increase in our display advertising business.

Operating expenses decreased $22.3 million (17.5%) in 2011 compared to 2010. This decrease in operating expenses primarily resulted from a $23.8 million decrease in marketing expenses, partially offset by $4.1 million of restructuring and other special charges associated with the Company no longer engaging in the certain activities within our Internet Advertising & Fees segment.

Our Internet Advertising & Fees operating income was $5.2 million in 2011, compared to operating income of $4.2 million in 2010, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net for the fiscal years ended December 31, 2011 and 2010 resulted in a net expense of $3.0 million and $1.7 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, foreign currency gains or losses and gains or losses on the Company’s auction rate securities.

The increased expense in interest and other, net, of $1.3 million primarily resulted from higher interest expense in 2011, primarily relating to the funding of the acquisition of the HotJobs Assets and additional proceeds from borrowings on credit facilities in 2011 as well as lower gains on auction rate securities. These increases were partially offset by higher net foreign currency gains in 2011 and higher interest income primarily resulting from higher interest rates on our cash balances throughout 2011 as compared to 2010.

Income Taxes

Income taxes for the years ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010	$ Change	% Change
Income (loss) before income taxes and loss in equity interests	$90,796	$(20,210)	$111,006	549.3%
Provision for (benefit from) income taxes	23,504	(8,293)	31,797	383.4%
Effective tax rate	26.0%	41.0%	n/a	n/a

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances and the accrual of interest on tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to the examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

During 2011, the Company reversed $6.6 million of accrued tax and accrued interest due to settlement of tax examinations and other adjustments to accrued uncertain tax positions. During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25.1 million for the tax benefits of accrued interest expense on these loans by reducing recorded deferred tax assets. Approximately $13.9 million of these benefits were sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits but established a valuation allowance for the benefits sustained due to uncertainty in their ultimate realization. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate.

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

Diluted (Loss) Earnings Per Share

Diluted income per share in 2011 was $0.43 compared to diluted loss per share of $0.27 in 2010. Diluted weighted average shares outstanding for the years ended December 31, 2011 and 2010 was 123.9 million shares and 120.6 million shares, respectively. For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

Financial Condition

The following table details our cash and cash equivalents as of December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,		Change
	2012	2011	$	%
Cash and cash equivalents	$148,185	$250,317	$(102,132)	(40.8)%

Percentage of total assets	8.8%	12.2%

As of December 31, 2012, we had cash and cash equivalents of $148.2 million, compared to $250.3 million as of December 31, 2011. Our decrease in cash and cash equivalents of $102.1 million in 2012 primarily resulted from $53.3 million provided by operating activities, partially offset by $65.6 million of repurchases of common stock, $59.6 million of capital expenditures, and $24.7 million of net payments on credit facilities.

Cash Flows

Consolidated cash flows for the fiscal year ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	Year Ended December 31,		Change
	2012	2011	$	%
Net cash provided by operating activities	$53,327	$149,677	$(96,350)	(64.4%)
Net cash used for investing activities	(60,921)	(62,202)	1,281	(2.1%)
Net cash (used) provided by financing activities	(98,811)	5,132	(103,943)	n/a
Effect of exchange rates on cash	4,273	(5,459)	9,732	n/a

Cash provided by operating activities was $53.3 million for the year ended December 31, 2012, a decrease of $96.4 million from the $149.7 million of cash provided by operating activities for the year ended December 31, 2011. This decrease resulted primarily from reduced operating income in 2012 compared to 2011 driven by the previously mentioned revenue declines.

Cash used for investing activities was $60.9 million for the year ended December 31, 2012, a decrease of $1.3 million from cash used for investing activities of $62.2 million for the year ended December 31, 2011. This decrease resulted primarily from $2.3 million of decreased capital expenditures in 2012.

Cash used by financing activities was $98.8 million for the year ended December 31, 2012, an increase of $103.9 million from $5.1 million of cash provided by financing activities for the year ended December 31, 2011. This increase resulted primarily from the repurchase of $23.7 million more of the Company’s common stock compared to the year ended December 31, 2011 as well $89.0 million more in net repayments on borrowings on our term loan and revolving credit facilities compared to the year ended December 31, 2011.

Liquidity and Capital Resources

Our principal capital requirements have been to fund: (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions; (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2012, 2011 and 2010 in conservative investment vehicles such as money market funds that invest solely in United States treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we have funds in our operating accounts that are with third party financial institutions. These balances in the United States may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that our current cash and cash equivalents, revolving credit facilities and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, cash payments of our various restructuring costs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and overall hiring demand.

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1.3 million payable on March 31, 2013, $1.9 million payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of December 31, 2012, the Company was in full compliance with its covenants.

At December 31, 2012, the utilized portion of this credit facility was $96.3 million in borrowings on the term loan facility, $56.6 million of borrowings on the revolving credit facility, and $6.6 million in outstanding letters of credit. The portion of the term loan that is due within one year is $6.9 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of December 31, 2012, based on the calculation of the maximum consolidated leverage ratio, $161.8 million of the Company’s revolving credit facility was available. At December 31, 2012, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.21%, 3.25% and 0.09%, respectively. As of December 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.96%.

In the second quarter of 2011, one of the Company’s subsidiaries in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company, which provides for maximum borrowings of $7.6 million. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The revolving credit facility contained covenants which included obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the agent agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the credit agreement and using the revolving credit facility for financing its working capital requirements. As of December 31, 2012, the Company was in full compliance with its covenants. As of December 31, 2012, the interest rate on these borrowings was 6.16%, the utilized portion was $6.3 million, which is classified as short-term in the consolidated balance sheet as of December 31, 2012, and $1.2 million was available to be utilized by the Company.

In the second quarter of 2012, one of the Company’s subsidiaries in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit, which provides for maximum borrowings of $5.0 million. This facility contained covenants which included obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using this facility for financing its working capital requirements. As of December 31, 2012, the Company was in full compliance with its covenants. As of December 31, 2012, the interest rate on these borrowings was 5.88%, the utilized portion was $5.0 million, which is classified as short-term in the consolidated balance sheet as of December 31, 2012, and it was fully utilized by the Company.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be indefinitely reinvested in foreign operations. The Company evaluates its reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its reinvestment assertion with respect to its subsidiary in South Korea and plans to repatriate earnings. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. United States residual taxes have been provided on unremitted earnings through December 31, 2012.

The amount of cash in subsidiaries offshore for which the Company maintains the indefinite reinvestment assertion at December 31, 2012 was approximately $121.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to an expected repatriation from South Korea in 2013 and cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

In 2012, we utilized our tax loss carryovers in the United States and did not pay significant United States cash taxes. We expect to utilize available tax loss carryovers to offset most United States tax liability through the end of 2013. We expect to continue to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 6-Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through December 31, 2012, the Company has notified approximately 300 associates in North America and Europe (excluding discontinued operations) and has incurred $14.7 million of charges. The Company anticipates additional charges in the first half of 2013 relating to severance and office consolidations.

Discontinued Operations

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit. The sale of the Careers-China business was completed on February 5, 2013. As disclosed in Note 4-Goodwill and Intangibles in Notes to the Consolidated Financial Statements in Part II of this Form 10-K, the Company recorded a goodwill impairment charge for 100% of the goodwill attributable to Careers-China in the amount of $262.7 million in 2012.

Additionally, during the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses.

In the aggregate, the Company’s headcount will be reduced by approximately 1,100 employees as a result of the sale of Careers-China and the exiting of Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 6-Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K.

In addition to the amounts recorded in 2012 for our restructuring programs and discontinued operations, the Company expects to incur an additional $27.0 million to $37.0 million of charges in 2013 for our restructuring programs and discontinued operations.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2012, the Company repurchased 8.5 million shares for a total repurchase of $65.6 million at an average price of $7.72 per share. During the year ended December 31, 2011, the Company repurchased 5.5 million shares for a total repurchase of $42.0 million at an average price of $7.60 per share.

Contractual Obligations

The commitments as of December 31, 2012 related to our continuing and discontinued operations are as follows (dollars in thousands) :

Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 years
Operating Leases	$194,551	$44,435	$71,093	$39,214	$39,809
Purchase commitments—advertising contracts	42,674	32,813	9,861	—	—
Principal Payments	164,239	18,264	145,975	—	—
Interest Payments	14,439	6,660	7,457	221	101
Software Financing	6,968	6,968	—	—	—
Other	18,786	12,284	6,502	—	—

Total	$441,657	$121,424	$240,888	$39,435	$39,910

In addition to the cash commitments above, we also have $63.5 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable, given the many variables related to these liabilities. Please see Note 14-Income Taxes to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of information related to long-term income taxes payable.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2012.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	$—	$70	$—	$70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2012 and 2011. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 liabilities are as follows (in thousands):

	Lease Exit Liability
	Year Ended December 31,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	5,511	4,897
Cash Payments and changes in fair value	(6,216)	(3,872)

Balance, End of Period	$14,233	$14,938

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan (please see Note 11-Financing Agreements to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K), which approximates fair value due to market interest rates.

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

Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011. The Company’s revenue associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of selling price is used. The Company utilizes VSOE in the majority of its multiple deliverable transactions. Under this new accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

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

Asset Impairment

Business Combinations, Goodwill and Intangible Assets

We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business on the completion date of an acquisition.

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units which are the equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China, presented for all periods as a discontinued operation and held for sale, and Internet Advertising & Fees. In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

During the third quarter of 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The conclusion was based on the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business (please see Note 6-Discontinued Operations). Accordingly, the Company performed a step one fair value evaluation of Careers-China utilizing both a discounted cash flow analysis and the indicative offers from potential buyers of the Careers-China business. The result of this fair value analysis was that the fair value of the reporting unit was less than the carrying value and a step two analysis was required to determine the amount of goodwill impairment, if any. The Company performed the step two evaluation and determined that the goodwill for the Careers-China reporting unit was impaired and recorded a goodwill impairment charge for Careers-China of $216.2 million. In the fourth quarter of 2012, the Company impaired the remaining goodwill balance of the Careers-China business and recorded an additional $46.4 million impairment, leaving the Careers-China business with no goodwill.

For the annual goodwill impairment test performed in the fourth quarter of 2012, each of the Careers – International (excluding Careers – China) and the Internet Advertising and Fees reporting units had fair value that substantially exceeded its carrying value.

For the Careers – North America report unit, the Company calculated, using a discount rate of 15% and a terminal growth rate of 4%, that the estimated fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers – North America reporting unit was $594.1 million as of December 31, 2012. The Company believes the inputs and assumptions used in determining the fair value of the Careers – North America reporting unit are reasonable.

As a corroborative source of information, the Company reconciles the estimated fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. Although the Company believes it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we believe that our current market capitalization undervalues the aggregate fair values of our individual reporting units.

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

Long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.

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

Foreign Exchange Risk

During 2012, revenue from our continuing international operations accounted for 42% of our consolidated revenue. Revenue and related expenses are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, Korean Won, Swedish Krona, and Chinese Renminbi. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening United States dollar in 2012 negatively impacted reported revenue by approximately $23.2 million and negatively impacted reported operating income by approximately $4.4 million, compared to 2011.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2012 of $141.7 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $7.1 million, $14.2 million and $28.3 million, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2012, our cumulative translation adjustment account increased $23.4 million, primarily attributable to the foreign currency movements of the United States dollar against the Chinese Renminbi, British Pound, Euro, and Indian Rupee.

Interest Rate Risk

Credit Facilities

As of December 31, 2012, our debt was comprised primarily of borrowings under our senior secured revolving credit facility, term loan facility and borrowings of one of our subsidiaries in China under an unsecured uncommitted revolving credit facility that we guarantee and a second China uncommitted revolving credit facility secured by a standby letter of credit. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (“LIBOR”), the administrative agent’s prime rate or the People’s Bank of China rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during 2012, we would have had $333.9 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $3.3 million for the year ended December 31, 2012. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on December 31, 2012, we would have had $164.2 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $1.6 million for the year ended December 31, 2012. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2012 would have changed our annual pretax earnings by approximately $1.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 13, 2013

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$148,185	$250,317
Accounts receivable net of allowance for doubtful accounts of $3,925 and $5,240	335,905	343,546
Prepaid and other	73,861	82,069
Current assets of discontinued operations	21,702	—

Total current assets	579,653	675,932

Goodwill	887,271	1,132,161
Property and equipment, net	147,613	156,282
Intangibles, net	32,583	51,961
Other assets	37,745	41,662

Total assets	$1,684,865	$2,057,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$181,914	$196,987
Deferred revenue	351,546	380,310
Current portion of long-term debt and borrowings on revolving credit facilities	18,264	188,836
Income taxes payable	—	16,830
Current liabilities of discontinued operations	33,256	—

Total current liabilities	584,980	782,963
Long-term income taxes payable	63,465	94,750
Long-term debt, less current portion	145,975	—
Other long-term liabilities	10,406	16,158

Total liabilities	804,826	893,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 139,836 and 137,855 shares, respectively; outstanding: 111,129 and 117,628 shares, respectively	140	138
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,357,126	1,405,915
Accumulated deficit	(564,389)	(305,669)
Accumulated other comprehensive income	87,162	63,743

Total stockholders’ equity	880,039	1,164,127

Total liabilities and stockholders’ equity	$1,684,865	$2,057,998

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$890,392	$993,644	$874,923

Salaries and related	408,305	480,398	464,206
Office and general	221,251	224,914	225,953
Marketing and promotion	188,326	189,850	203,274
Restructuring and other special charges	40,358	4,715	—

Total operating expenses	858,240	899,877	893,433

Operating income (loss)	32,152	93,767	(18,510)
Interest and other, net	(5,883)	(2,971)	(1,700)

Income (loss) before income taxes and loss in equity interests	26,269	90,796	(20,210)
Benefit from (provision for) income taxes	32,978	(23,504)	8,293
Loss in equity interests, net	(1,081)	(1,242)	(2,870)

Income (loss) from continuing operations	58,166	66,050	(14,787)
Loss from discontinued operations, net of tax	(316,886)	(12,253)	(17,572)

Net (loss) income	$(258,720)	$53,797	$(32,359)

Basic (loss) earnings per share:
Income (loss) from continuing operations	$0.52	$0.54	$(0.12)
Loss from discontinued operations, net of tax	(2.81)	(0.10)	(0.15)

Basic (loss) earnings per share	$(2.29)	$0.44	$(0.27)

Diluted (loss) earnings per share:
Income (loss) from continuing operations	$0.51	$0.53	$(0.12)
Loss from discontinued operations, net of tax	(2.78)	(0.10)	(0.15)

Diluted (loss) earnings per share	$(2.27)	$0.43	$(0.27)

Weighted average shares outstanding:
Basic	112,866	122,002	120,608
Diluted	113,995	123,923	120,608

Net (loss) income	$(258,720)	$53,797	$(32,359)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	23,419	578	(1,002)

Comprehensive (loss) income	$(235,301)	$54,375	$(33,361)

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2010	134,380	$1,396,104	$(327,107)	$64,167	$1,133,164

Net loss	—	—	(32,359)	—	(32,359)
Change in cumulative foreign currency translation adjustment	—	—	—	(1,002)	(1,002)
Tax withholdings related to net share settlements of restricted stock awards and units	(869)	(14,227)	—	—	(14,227)
Issuance of common stock for stock option exercises	29	300	—	—	300
Tax provision for stock-based compensation	—	(4,417)	—	—	(4,417)
Stock based compensation- restricted stock	2,294	46,646	—	—	46,646
Stock based compensation- stock options	—	545	—	—	545

Balance, December 31, 2010	135,834	$1,424,951	$(359,466)	$63,165	$1,128,650

Net income	—	—	53,797	—	53,797
Change in cumulative foreign currency translation adjustment	—	—	—	578	578
Repurchase of common stock	—	(41,973)	—	—	(41,973)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,145)	(17,139)	—	—	(17,139)
Issuance of common stock for stock option exercises	1	23	—	—	23
Tax provision for stock-based compensation	—	(4,628)	—	—	(4,628)
Stock based compensation- restricted stock	3,165	44,380	—	—	44,380
Stock based compensation- stock options	—	439	—	—	439

Balance, December 31, 2011	137,855	$1,406,053	$(305,669)	$63,743	$1,164,127

Net loss	—	—	(258,720)	—	(258,720)
Change in cumulative foreign currency translation adjustment	—	—	—	23,419	23,419
Repurchase of common stock	—	(65,611)	—	—	(65,611)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,099)	(8,482)	—	—	(8,482)
Issuance of common stock for stock option exercises	3	23	—	—	23
Tax provision for stock-based compensation	—	(5,319)	—	—	(5,319)
Stock based compensation- restricted stock	3,078	30,551	—	—	30,551
Stock based compensation- stock options	—	51	—	—	51

Balance, December 31, 2012	139,837	$1,357,266	$(564,389)	$87,162	$880,039

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows provided by operating activities:
Net (loss) income	$(258,720)	$53,797	$(32,359)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70,000	74,600	67,096
Provision for doubtful accounts	4,469	3,329	2,947
Non-cash compensation	28,964	42,523	47,191
Loss in equity interests, net	1,081	1,242	2,870
Non-cash restructuring write-offs, accelerated amortization and loss on disposal of assets	7,505	130	255
Deferred income taxes	(9,814)	(5,659)	(27,890)
Tax benefit from change in uncertain tax positions	(43,193)	—	—
Gains on auction rate securities	—	(1,732)	(2,415)
Impairment of goodwill and other intangibles	267,855	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,013)	(856)	(53,555)
Prepaid and other	13,332	(5,510)	(16,490)
Deferred revenue	(17,456)	5,056	62,488
Accounts payable, accrued liabilities and other	(8,683)	(17,243)	42,934

Total adjustments	312,047	95,880	125,431

Net cash provided by operating activities	53,327	149,677	93,072

Cash flows used for investing activities:
Capital expenditures	(59,572)	(61,818)	(57,126)
Payments for acquisitions and intangible assets, net of cash acquired	—	—	(225,795)
Sales and maturities of marketable securities and other	—	1,732	27,089
Cash funded to equity investee	(2,077)	(2,559)	(5,648)
Dividends received from unconsolidated investee	728	443	220

Net cash used for investing activities	(60,921)	(62,202)	(261,260)

Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(305,709)	(44,501)	(15,500)
Proceeds from borrowings on credit facilities	224,718	108,722	90,000
Payments on term loan	(43,750)	—	—
Proceeds from borrowings on term loan	100,000	—	—
Repurchase of common stock	(65,611)	(41,973)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(8,482)	(17,139)	(14,227)
Proceeds from the exercise of employee stock options	23	23	300

Net cash (used for) provided by financing activities	(98,811)	5,132	60,573

Effects of exchange rates on cash	4,273	(5,459)	(4,663)
Net (decrease) increase in cash and cash equivalents	(102,132)	87,148	(112,278)
Cash and cash equivalents, beginning of period	250,317	163,169	275,447

Cash and cash equivalents, end of period	$148,185	$250,317	$163,169

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our,” or “us”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network’s of online resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method. All inter-company accounts and transactions have been eliminated in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Revenue Recognition

The Company recognizes revenue on agreements in accordance with Accounting Standards Codification (“ASC”) ASC 605- Revenue Recognition.

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

Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011. The Company’s revenue associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of selling price would be used. The Company utilizes VSOE in the majority of its multiple deliverable transactions. Under this new accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

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

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. Please see Note 3-Business Combinations.

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. Please see Note 6-Discontinued Operations to the consolidated financial statements.

Marketing and Promotion

Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan, which approximates fair value due to market interest rates.

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

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 and 2011 are adequate. However, actual write-offs could exceed the recorded allowance. Including discontinued operations, the activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
2012	$5,240	$4,469	$(4,988)	$4,721
2011	$5,420	$3,329	$(3,509)	$5,240
2010	$12,660	$2,947	$(10,187)	$5,420

Included in the December 31, 2012 ending balance of $4,721 is $796 of allowance for doubtful accounts attributable to discontinued operations.

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

Internal Use Software and Website Development Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment and the estimated useful life is five years

Goodwill and Intangible Assets

The Company evaluates its long-lived assets for impairment in accordance with ASC 350-20, Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units which are the equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China and Internet Advertising & Fees. In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and further considering the value of a control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts.

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, quoted market prices, when available, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2012, there were no impairment indicators present.

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

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable. The Company does not trade derivative financial instruments for speculative purposes. Please see Note 10-Financial Derivative Instruments.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Restructuring and Other Special Charges

The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance, for the cost of restructuring activities that do not constitute a discontinued operation, the liability for the current and fair value of expected future costs associated with such restructuring activity shall be recognized in the period in which the liability is incurred. We segregate the costs of restructuring activities taken pursuant to a management approved restructuring plan.

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

	December 31,
(Thousands of shares)	2012	2011	2010
Basic weighted average shares outstanding	112,866	122,002	120,608
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans (1)	1,129	1,921	—

Diluted weighted average shares outstanding	113,995	123,923	120,608

Weighted average anti-dilutive common stock equivalents (1)	7,167	4,165	6,631

(1)	For periods in which losses from continuing operations are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the year ended December 31, 2010, those potential shares totaled 2,108, which are included in the weighted average anti-dilutive common stock equivalents above.

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

The Company recognized pre-tax compensation expense, excluding discontinued operations, in the consolidated statement of operations related to stock-based compensation as follows:

	Year Ended December 31,
	2012	2011	2010
Non-vested stock, included in salaries and related	$28,123	$41,019	$46,367
Stock options, included in salaries and related	51	439	545

Total	$28,174	$41,458	$46,912

During the year ended December 31, 2012, the Company capitalized $1,567 of stock-based compensation associated with internally developed software for internal use and enhancements to our website.

As of December 31, 2012, the Company has issued the following types of equity awards under its 1999 Long Term Incentive Plan and the 2008 Equity Incentive Plan (the Company no longer issues new equity awards under the 1999 Long-Term Incentive Plan).

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

Inclusive of discontinued operations, the tax benefits recognized on the non-vested stock-based compensation expenses were $8,878, $11,166, and $13,076 for years ended December 31, 2012, 2011 and 2010, respectively. In the event that stock-based compensation vests at a price below the original grant date price, the recognized tax benefits will not be realized. Such tax benefit deficiencies may be charged to equity to the extent of accumulated excess realized tax benefits. At December 31, 2012, the Company has remaining accumulated excess realized tax benefits of $1,834. The Company also has unrealized tax benefits from vested stock awards of $5,900 which will be credited to equity when the Company has sufficient taxable income to utilize these benefits which will create additional excess realized tax benefits. In the event that stock-based compensation vests at a price below the original grant date price and there are insufficient accumulated excess tax benefits, the tax benefit deficiencies will be charged to the tax provision.

2012 Restricted Stock. During 2012, the Company granted RSAs covering an aggregate of 3,156,515 shares and RSUs covering an aggregate of 1,229,526 shares to approximately 225 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 11, 2016, subject to the recipient’s continued employment or service through each applicable vesting date.

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

As of December 31, 2012, the unrecognized compensation expense related to non-vested stock was $52,292, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.5 years.

The following table summarizes the activity of the Company’s non-vested stock:

	Year Ended December 31,
	2012		2011		2010
(Thousands of shares)	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	7,432	$13.85	11,299	$14.65	7,744	$15.62
Granted—RSAs	3,156	6.88	769	13.74	5,072	14.32
Granted—RSUs	1,230	6.89	200	14.67	1,732	14.78
Forfeited	(1,102)	12.14	(1,672)	13.66	(955)	17.95
Vested	(3,077)	14.07	(3,164)	16.82	(2,294)	17.16

Non-vested at end of period	7,639	$10.01	7,432	$13.85	11,299	$14.65

Stock Options

The Company has not granted any stock options subsequent to 2008 and as of December 31, 2012 all options have been fully expensed. The following table summarizes the activity of the Company’s employee stock options:

	Year Ended December 31,
	2012		2011		2010
(Thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,560	$24.10	2,135	$27.31	2,716	$29.16
Exercised	(3)	9.11	(1)	25.25	(29)	10.28
Forfeited/expired/cancelled	(528)	29.10	(574)	36.00	(552)	33.74

Outstanding at period end	1,029	$29.04	1,560	$24.10	2,135	$27.31

Options exercisable at year end	1,029	$—	1,538	$24.05	2,080	$27.20
Aggregate intrinsic value of options exercised during the year	$2		$4		$323

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options.

3. BUSINESS COMBINATIONS

The following table summarizes the Company’s business combinations completed from January 1, 2010 through December 31, 2012. Although none of the following acquisitions were considered to be a significant subsidiary, either individually or in the aggregate, they do affect the comparability of results from period to period. The acquisitions are as follows:

Acquired Business	Acquisition Date	Business Segment
JobBusan	December 31, 2010	Careers-International
HotJobs Assets	August 24, 2010	Careers-North America

JobBusan Acquisition

On December 31, 2010, the Company’s Careers-International segment purchased certain assets of JobBusan, a business that provides online recruiting in Busan, South Korea. Consideration for the acquisition was $900, of which $795 was paid in cash in the fourth quarter of 2010, and the remaining consideration was paid in the first quarter of 2011.

Acquisition of the HotJobs Assets

On August 24, 2010, pursuant to an Asset Purchase Agreement dated as of February 3, 2010 between Monster and Yahoo! Inc. (“Yahoo!”), Monster completed the acquisition of substantially all of the assets exclusive to Yahoo! HotJobs (the “HotJobs Assets”) from Yahoo!. We acquired the HotJobs Assets, among other objectives, to expand our business in the North America online recruitment market. Accordingly, the business attributable to the HotJobs Assets has been included in the Careers-North America segment and reporting unit. The results of operations attributable to the HotJobs Assets have been included in our consolidated financial statements since August 24, 2010. Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a three year commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada.

The Company funded the acquisition of the HotJobs Assets with available cash and proceeds from the Company’s revolving credit facility (please see Note 11-Financing Agreements). The Company used the acquisition method to account for the acquisition in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to, and we have recognized the fair value of, the tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired have been recorded as goodwill. Consideration for the acquisition was $225,000 in cash. The Company recorded $192,144 of goodwill, $33,000 of intangible assets, $12,171 of unbilled accounts receivable, $12,263 of deferred revenue and $52 of all other net tangible liabilities. In the three months ended March 31, 2011 and the twelve months ended December 31, 2011, the Company incurred $4,600 and $24,300, respectively, of acquisition and integration-related costs associated with the acquisition of the HotJobs Assets, which were expensed as incurred and are included in office and general and salary and related expenses in the consolidated statement of operations. No integration-related costs were incurred by the Company subsequent to March 31, 2011 and the Company does not expect to incur any integration costs during future periods.

4. GOODWILL AND INTANGIBLE ASSETS

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has four reporting units which are the equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China, presented for all periods as a discontinued operation and held for sale, and Internet Advertising & Fees. In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

During the third quarter of 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The conclusion was based on the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business (please see Note 6-Discontinued Operations ). Accordingly, the Company performed a step one fair value evaluation of Careers-China utilizing both a discounted cash flow analysis and the indicative offers from potential buyers of the Careers-China business. The result of this fair value analysis was that the fair value of the reporting unit was less than the carrying value and a step two analysis was required to determine the amount of goodwill impairment, if any. The Company performed the step two evaluation and determined that the goodwill for the Careers-China reporting unit was impaired and recorded a goodwill impairment charge for Careers-China of $216,221. In the fourth quarter of 2012, the Company impaired the remaining goodwill balance of the Careers-China business and recorded an additional $46,429 impairment, leaving the Careers-China business with no goodwill.

For the annual goodwill impairment test performed in the fourth quarter of 2012, each of the Careers – International (excluding Careers – China) and the Internet Advertising and Fees reporting units had fair value that substantially exceeded its carrying value.

For the Careers – North America report unit, the Company calculated, using a discount rate of 15% and a terminal growth rate of 4%, that the fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers – North America reporting unit was $594,094 as of December 31, 2012. The Company believes the inputs and assumptions used in determining the fair value of the Careers – North America reporting unit are reasonable.

As a corroborative source of information, the Company reconciles the estimated fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. Although the Company believes it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we believe that our current market capitalization undervalues the aggregate fair values of our individual reporting units.

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not achieve the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on the revised projection, as available.

A summary of changes in goodwill by reportable segment are as follows:

	Careers- North America	Careers- International	Internet Advertising & Fees	Total
Balance as of December 31, 2010	$594,378	$376,983	$151,590	1,122,951
Additions and adjustments	(284)	—	—	(284)
Translations, net	—	9,494	—	9,494

Balance as of December 31, 2011	594,094	386,477	151,590	1,132,161
Impairment of Careers China	—	(262,650)	—	(262,650)
Translations, net	—	17,760	—	17,760

Balance as of December 31, 2012	$594,094	$141,587	$151,590	$887,271

The Company’s intangible assets, excluding the assets of the discontinued operations at December 31, 2012, consisted of the following:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period (Years)
Customer relationships	$49,068	$(42,532)	$68,190	$(49,058)	3
Trademarks/Internet domains	16,230	—	15,494	—	Indefinite lived
Trade Names	10,600	(2,763)	10,600	(1,570)	9
Other	25,302	(23,322)	25,716	(17,411)	3 to 20

Total	$101,200	$(68,617)	$120,000	$(68,039)

The Company recorded amortization expense, excluding discontinued operations, of $12,353, $12,789 and $7,594 relating to its intangible assets for the years ended December 31, 2012, 2011 and 2010, respectively.

Based on the carrying value of identified intangible assets recorded as of December 31, 2012, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for the next five years is as follows:

	2013	2014	2015	2016	2017
Estimated amortization expense	$9,305	$1,354	$1,246	$1,246	$1,246

5. RESTRUCTURING

2011 Restructuring

Beginning in the third quarter of 2011, the Company made the strategic decision to no longer engage in arbitrage lead generation activities within the Internet Advertising & Fees segment due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business. The Company also made the decision to cease operations in one country within the Careers-International segment. As a result of these strategic decisions, the Company reduced its workforce, closed certain office facilities and impaired certain assets. During the three months ended March 31, 2012, the Company recorded a reduction to restructuring expense related to a change in estimated sublease income. The Company will not incur any new charges in the future relating to this program. The 2011 restructuring resulting in a deduction that produced a net tax benefit of $19,300 recorded in the first quarter of 2012.

The following table displays a roll forward of the 2011 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$1,298	$—	$(1,250)	$—	$48
Consolidation of office facilities	1,750	(503)	(765)	—	482
Impairment of assets	130	—	—	(130)	—

Total	$3,178	$(503)	$(2,015)	$(130)	$530

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through December 31, 2012, the Company has notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. The Company will not incur any new charges in the future relating to this program.

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$—	$14,587	$(13,396)	$—	$1,191
Consolidation of office facilities	—	6,002	(2,064)	—	3,938
Impairment of assets	—	5,359	—	(5,359)	—
Other costs and professional fees	—	233	(184)	—	49

Total	$—	$26,181	$(15,644)	$(5,359)	$5,178

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers – China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 6-Discontinued Operations, for more information relating to the sale of the Careers – China business and the exiting of our businesses in Latin America and Turkey.

Through December 31, 2012, the Company has notified approximately 300 associates in North America and Europe (excluding discontinued operations). The Company anticipates additional charges in the first half of 2013 relating to severance and office consolidations. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$—	$12,435	$(533)	$—	$11,902
Impairment of assets	—	2,162	—	(2,162)	—
Other costs and professional fees	—	83	—	—	83

Total	$—	$14,680	$(533)	$(2,162)	$11,985

In addition to amounts recorded in 2012, the Company expects to incur an additional $27,000 to $37,000 of charges in 2013 with respect to our restructuring programs and discontinued operations.

6. DISCONTINUED OPERATIONS

Discontinued Operations

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit. The sale of the Careers-China business was completed on February 5, 2013. As disclosed in Note 4-Goodwill and Intangibles, the Company recorded a goodwill impairment charge for 100% of the goodwill attributable to Careers-China in the amount of $262,650 in 2012. During the three months ended September 30, 2011, the Company received $17,400 in cash, net of professional fees reimbursed to the Company, relating to the release of the ChinaHR escrowed funds, which is recorded in the consolidated statements of operations for the year ended December 31, 2011 as a component of loss from discontinued operations, net of tax. Further, as disclosed in Note 14-Income Taxes, the Company recorded a full valuation allowance of $9,710 associated with Careers-China deferred tax assets. Finally, the Company recorded an impairment of $5,205 relating to amortizable intangibles.

Additionally, during the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses.

In the aggregate, the Company’s headcount will be reduced by approximately 1,100 employees as a result of the sale of Careers-China and the exiting of Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Year ended December 31,
	2012	2011	2010
Net Revenue	$45,590	$46,459	$39,211

Loss from Discontinued Operations, net of tax	$(316,886)	$(12,253)	$(17,572)

At December 31, 2012, there was approximately $21,877 of accumulated unrealized currency translation gain related to the assets and liabilities of Careers-China. The amount of such accumulated unrealized currency translation adjustment will continue to fluctuate with the volatility in the currency markets. With the sale of Careers-China on February 5, 2013, we will record the foreign currency translation adjustment into income in the first quarter of 2013.

The major classes of assets and liabilities of the discontinued operations are presented in the following table. As of December 31, 2012, all assets and liabilities have been classified as current in the Consolidated Balance Sheets as the disposition of asset and liabilities of the discontinued operations are expected to be completed within the next twelve months and the sale of the business held for sale was completed on February 5, 2013.

December 31,
2012
Accounts receivable net of doubtful accounts of $796	$7,884
Prepaid and other	3,932
Property and equipment, net	9,886

Total assets of discontinued operations	$21,702

Accounts payable, accrued expenses and other current liabilities	$19,924
Deferred revenue	13,332

Total liabilities of discontinued operations	$33,256

7. PROPERTY AND EQUIPMENT, NET

The Company’s property, equipment and accumulated depreciation balances are as follows (the following table excludes property and equipment, net attributable to the discontinued operations for 2012):

	2012	2011
Capitalized software costs	$168,059	$163,688
Furniture and equipment	27,077	29,467
Leasehold improvements	54,107	49,168
Computer and communications equipment	206,155	178,170

	455,398	420,493
Less: accumulated depreciation	307,785	264,211

Property and equipment, net	$147,613	$156,282

Internally developed software costs capitalized were $32,604, $27,020, and $21,591 for the years ended December 31, 2012, 2011 and 2010, respectively and is included in Property and Equipment, Net.

Depreciation expense, excluding discontinued operations, was $51,926, $55,877 and $54,302 or the years ended December 31, 2012, 2011 and 2010, respectively.

8. FAIR VALUE MEASUREMENT

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2012.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	$—	$70	$—	$70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$114,839	$—	$114,839
Commercial paper	—	75,066	—	75,066
Bankers’ acceptance	—	8,630	—	8,630
Government bond—foreign	—	7,143	—	7,143
Foreign exchange contracts	—	215	—	215

Total Assets	$—	$205,893	$—	$205,893

Liabilities:
Lease exit liabilities	$—	$—	$14,938	$14,938

Total Liabilities	$—	$—	$14,938	$14,938

The lease exit liabilities relate to vacated facilities associated with previously discontinued operations and realignment activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2012 and 2011. The fair value of the Company’s lease exit liabilities within the Level 3 classification is based on a discounted cash flow model applied over the remaining term of the leased property.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Year Ended December 31,
	2012	2011
Balance, Beginning of Period	$14,938	$13,913
Expense	5,511	4,897
Cash Payments and changes in fair value	(6,216)	(3,872)

Balance, End of Period	$14,233	$14,938

9. INVESTMENTS

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $728 in the second quarter of 2012, $443 in the first quarter of 2011, and a dividend of $220 in the first quarter of 2010 for this investment. The carrying value of the investment was $533 and $688 as of December 31, 2012 and 2011, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. In the years ended December 31, 2012, 2011 and 2010, the Company expended an additional $2,077, $2,559, and $5,648, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $29 and $495 as of December 31, 2012 and 2011, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

Income and loss in equity interests, net are as follows by equity investment:

	Year ended December 31,
	2012	2011	2010
Finland	$573	$696	$435
Australia	(1,654)	(1,938)	(3,305)

Loss in equity interests, net	$(1,081)	$(1,242)	$(2,870)

10. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value of our derivatives at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,604	January 2013	36
Foreign currency exchange forwards	Accrued expenses and other current liabilities	40,483	January 2013	(70)

Total Derivative Instruments		$56,087		$(34)

	December 31, 2011
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	52,373	January 2013	215

Total Derivative Instruments		$52,373		$215

The amounts of unrealized and realized net gains and changes in the fair value of our derivative positions are as follows:

	Location of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts
		For the year ended December 31,
		2012	2011	2010
Foreign currency exchange forwards	Interest and other, net	$2,060	$141	$124

11. FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,250 payable on March 31, 2013, $1,875 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of December 31, 2012, the Company was in full compliance with its covenants.

At December 31, 2012, the utilized portion of this credit facility was $96,250 in borrowings on the term loan facility, $56,600 of borrowings on the revolving credit facility, and $6,600 in outstanding letters of credit. The portion of the term loan that is due within one year is $6,875 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of December 31, 2012, based on the calculation of the maximum consolidated leverage ratio, $161,800 of the Company’s revolving credit facility was available. At December 31, 2012, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.21%, 3.25% and 0.09%, respectively. As of December 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.96%.

In the second quarter of 2011, one of the Company’s subsidiaries in China entered into a one-year unsecured uncommitted revolving credit facility, guaranteed by the Company, which provides for maximum borrowings of $7,574. During the third quarter of 2011, the remaining subsidiaries in China guaranteed the unsecured uncommitted revolving credit facility. The revolving credit facility contained covenants which included obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required by local law to perform its obligations to the lender under the agent agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the credit agreement and using the revolving credit facility for financing its working capital requirements. As of December 31, 2012, the Company was in full compliance with its covenants. As of December 31, 2012, the interest rate on these borrowings was 6.16%, the utilized portion was $6,343, which is classified as short-term in the consolidated balance sheet as of December 31, 2012, and $1,231 was available to be utilized by the Company.

In the second quarter of 2012, one of the Company’s subsidiaries in China entered into an additional one-year uncommitted revolving credit facility, secured by a standby letter of credit, which provides for maximum borrowings of $5,049. This facility contained covenants which included obtaining, complying and maintaining all verifications, authorizations, approvals, registrations, licenses and consents required from the borrower by local law to perform its obligations to the lender under the loan agreement, notifying the lender forthwith of the occurrence of any event that may affect the Company’s ability to perform any of its obligations under the loan agreement and using this facility for financing its working capital requirements. As of December 31, 2012, the Company was in full compliance with its covenants. As of December 31, 2012, the interest rate on these borrowings was 5.88%, the utilized portion was $5,046, which is classified as short-term in the consolidated balance sheet as of December 31, 2012, and it was fully utilized by the Company.

12. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

Supplemental cash flow information to the consolidated statements of cash flows was as follows, including discontinued operations:

	Year Ended December 31,
	2012	2011	2010
Interest paid	$12,013	$8,671	$6,432
Income tax paid (refunded) , net	16,654	21,283	12,791
Non-cash investing and financing activities:
Purchase of assets under financing arrangements	—	—	13,029
Business Combinations:
Fair value of assets acquired	—	—	238,766
Payments for acquisitions and intangible assets, net of cash acquired	—	—	(225,795)

Liabilities Assumed	$—	$—	$12,971

The following are a component of accrued expenses and other current liabilities :

	Year Ended December 31,
	2012	2011	2010
Accrued Salaries, benefits, commissions, bonuses and payroll taxes	$41,460	$61,952	$71,032

13. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 2013. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2012 and 2011, the Company repurchased 8,481,453 shares at an average price of $7.72 per share and 5,504,896 shares at an average price of $7.60 per share, respectively.

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

The total number of shares of the Company’s common stock that may be granted under the 2008 Plan, as amended, is the sum of (i) 12,685,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of common stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2012, 8,926,072 shares were available for future grants under the 2008 Plan.

Please see Note 2-Stock Based Compensation for activity related to the Company’s equity plans.

14. INCOME TAXES

The components of income (loss) before income taxes and loss in equity interests are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$11,833	$12,116	$(53,246)
Foreign	14,436	78,680	33,036

Income (loss) before income taxes and loss in equity interests	$26,269	$90,796	$(20,210)

Income taxes relating to the Company’s operations are as follows:

	Years Ended December 31,
	2012	2011	2010
Current income taxes:
U.S. Federal	$(40,306)	$10,481	$2,996
State and local	(1,668)	(1,731)	(1,693)
Foreign	18,810	15,280	12,182

Total current income taxes	(23,164)	24,030	13,485
Deferred income taxes:
U.S. Federal	(2,495)	537	(26,077)
State and local	(2,975)	1,651	(2,154)
Foreign	(4,344)	(2,714)	6,453

Total deferred income taxes	(9,814)	(526)	(21,778)

Income taxes	$(32,978)	$23,504	$(8,293)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$1,247	$1,371
Accrued expenses and other liabilities	11,093	13,021
Tax loss carry-forwards	92,533	72,249
Tax credits	44,992	41,227
Non-cash stock based compensation expense	7,104	8,853
Valuation allowance	(48,157)	(38,787)

Deferred tax assets	108,812	97,934

Deferred tax liabilities:
Unremitted foreign earnings	—	(9,481)
Property and equipment	(32,303)	(29,684)
Intangibles	(57,892)	(51,638)

Deferred tax liabilities	(90,195)	(90,803)

Net deferred tax assets	$18,617	$7,131

As of December 31, 2012 and 2011, net current deferred tax assets were $1,123 and $(747), respectively, net current deferred tax liabilities were $47 and $544, respectively, net non-current deferred tax assets were $21,248 and $13,087, respectively, and net non-current deferred tax liabilities were $3,707 and $4,665, respectively. At December 31, 2011 deferred tax assets of Careers-China (which was presented as assets held for sale in the third quarter of 2012) comprised a current deferred tax asset of $5,321 and a non-current deferred tax asset of $3,835. A full valuation allowance was recorded on these assets in the third quarter of 2012.

At December, 31, 2012, the Company has United States Federal net operating tax losses of approximately $92,482 which it expects to carry forward as no carry-back refunds are available. The losses expire in stages beginning in 2030. The Company has foreign tax credit carryovers of $44,257 that expire in stages beginning in 2016 through 2022. The Company has net operating loss carry-forwards in various foreign countries around the world of approximately $215,605, approximately $146,600 of which have no expiration date and $69,005 of which expire in stages in years 2013 through 2027. The Company realized a benefit relating to the use of its tax loss carryforwards of $15,546 and $9,983 in 2012 and 2011, respectively. Net operating losses in subsidiaries presented as assets held for sale are approximately $58,233. Such losses expire in stages beginning in 2013 through 2017. The deferred tax asset on these losses is recorded net of a full valuation allowance.

Utilization of our net operating losses and tax credit carry-forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the United States Internal Revenue Code. Such annual limitations could result in the expiration of the net operating loss and tax credit carry-forwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period.

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions. Accordingly, a valuation allowance has been established for these tax benefits. The income tax provision from continuing operations was increased by approximately $5,991 in 2012 due to valuation allowances, approximately $3,000 of which relates to deferred tax assets that existed at the beginning of year tax assets. The valuation allowance was also increased by $3,379 due to the reversals of unrecognized tax benefits and the effect of tax rate changes on deferred tax assets with a full valuation allowance. These additional items did not result in a net charge or benefit to the tax provision.

The Company recognizes tax benefits from stock-based compensation in certain tax jurisdictions, principally the United States. The tax benefit is calculated on the fair value of the awards on the date of vesting. The Company has unrealized tax benefits of $5,907 from vested restricted stock awards that will be recorded in equity when the Company has sufficient taxable income to utilize these benefits.

Income taxes related to the Company’s income from operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Income taxes at Federal statutory rate	$9,195	$31,778	$(7,076)
State income taxes, net of Federal income tax effect	217	(43)	(2,111)
Foreign tax rate differences	1,655	(4,534)	(2,978)
Change in valuation allowance	9,370	1,419	14,339
Reversals of accrued income tax	(28,814)	(5,371)	(14,752)
Interest expense on tax liabilities, net of reversals	(3,517)	1,735	2,753
Earnings not indefinitely reinvested	1,303	1,616	—
Non-deductible compensation and other expenses	1,095	3,549	3,168
Effect of foreign branch incorporation	—	(4,478)	—
Tax effect of restructuring items	(21,754)	—	—
Effect of intercompany loans	(1,728)	(2,167)	(1,636)

Income taxes	$(32,978)	$23,504	$(8,293)

For the years ended December 31, 2012, 2011 and 2010 the Company has recorded a tax provision (benefit) in discontinued operations of $1,624, $(5,130) and $(6,110), respectively. These amounts include a provision of $9,710, $591 and $700, respectively, for valuation allowances on recorded deferred tax assets relating to Careers-China. In the years ended December 31, 2012, 2011 and 2010, the discontinued operation tax provision include tax benefits of $8,086, $1,461 and $3,224, respectively, on certain tax losses in discontinued operations that pass through to continuing operations due to the form of ownership.

A provision has not been made for United States or additional foreign taxes on substantially all undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings to finance expansion or operating requirements of subsidiaries outside of the United States or due to local country restrictions. Such earnings will continue to be indefinitely reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or United States affiliates, or if the Company should sell its stock in the foreign subsidiaries. Due to various complexities in computing the residual US tax liability particularly when the timing or form of future repatriations has not been determined, it is not practicable to determine the amount of additional tax, if any, that might be payable on undistributed foreign earnings. The Company estimates its undistributed foreign earnings for which deferred taxes have not been provided are approximately $57,699.

The Company evaluates its reinvestment assertions with respect to foreign earnings at each reporting period. During the fourth quarter of 2011, the Company changed its reinvestment assertion with respect to unremitted earnings in South Korea. In 2012 and 2011, the Company increased its tax provision by approximately $1,303 and $1,616, respectively, for the residual United States tax on such foreign earnings, net of anticipated foreign tax credits. In 2012, 2011 and 2010, the Company repatriated approximately $38,000, zero, and $12,000 respectively, of cash from its subsidiary in South Korea.

As of December 31, 2012 and 2011, the Company has recorded a liability for $63,465 and $94,750, respectively, which includes unrecognized tax benefits of $40,075 and $65,545, respectively, and estimated accrued interest and penalties of $23,390 and $29,205, respectively. Additionally, for the years ended December 31, 2012 and 2011, the Company has reduced its recorded deferred tax assets by $0 and $11,273, respectively, due to unrecognized tax benefits which would otherwise give rise to a deferred tax asset. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. Interest accrued on unrecognized tax benefits included in the 2012 and 2011 income tax provision in the statement of operations was $3,794 and $4,838, respectively. In 2012 and 2011, interest expense was recorded net of reversals of prior years’ interest and penalties of $9,609 and $1,967, respectively. The net of tax effect of interest, penalties and reversals thereof was a credit of $3,517 and a charge of $1,735 in the years ended December 31, 2012 and 2011, respectively.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance, beginning of period	$76,818	$81,815	$104,242
Gross increases: tax positions taken in prior periods	8,380	—	3,570
Gross decreases: tax positions taken in prior periods	(8,943)	(5,056)	(1,103)
Gross increases: tax positions taken in current year	3,114	2,829	2,652
Gross decreases: tax positions taken in current year	—	—	(1,094)
Gross decreases: settlement of tax examinations	(39,294)	(2,770)	(26,452)

Balance, end of period	$40,075	$76,818	$81,815

If the unrecognized tax benefits at December 31, 2012, 2011 and 2010 were recognized in full, $40,075, $76,818, and $81,815, respectively, would impact the effective tax rate.

During 2012, the Company completed a tax examination with the United States Internal Revenue Service which covered the tax years 2006 through 2009. As a result of settlement of this tax examination the Company recognized previously unrecognized tax benefits of $38,024 and reversed an asset for recoverable foreign taxes of $7,956 both of which, on a net of tax basis, impacted the effective rate by $29,059. The Company also recognized previously unrecognized tax benefits of $5,680 which were offset in full by a valuation allowance and had no net effect on the tax provision. The Company also reversed accrued interest related to unrecognized tax benefits of $8,034 which, on a net of tax basis, impacted the effective rate by $4,860. The tax matters recognized related to the allocation of income among tax jurisdiction and the benefits related to certain tax net operating losses. In addition, the Company settled certain state and local tax examinations and revised certain estimates to prior accrued state liabilities. As a result, the Company recognized $1,806 of previously unrecognized tax benefits and reversed accrued interest related to these unrecognized benefits of $1,575 which together on a net of tax basis impacted the effective tax rate by $2,128. Additionally, the Company increased its tax provision for unrecognized tax benefits of $7,100 relating to an ongoing international tax examination. The total effect on the tax provision for the year ended December 31, 2012, due to adjustments of prior accruals and settlement of tax examinations, was a tax benefit of $28,814, a benefit for reversal of interest of $5,814, and a provision for recording a valuation allowance of $5,680.

During 2011, the Company recognized previously unrecognized federal tax benefits due to an adjustment of $3,570 to the accrual for certain prior year tax positions and effective settlement of state and local tax examinations in the United States. As a result of the effective settlement of tax examinations, the Company recognized $2,770 of previously unrecognized tax benefits, which on a net of tax basis, impacted the effective tax rate by $1,801. The Company also reversed accrued interest related to unrecognized tax benefits of $1,967, which on a net of tax basis, impacted the effective tax rate by $1,190. The total benefit reflected in the tax provision for the year ended December 31, 2011, due to adjustments of prior accruals and settlement of tax examinations, was a reversal of prior year tax of $5,371 and a benefit for reversal of interest of $1,190.

During 2010, the Company completed a tax examination in the United Kingdom. The tax authorities reviewed the character of certain intercompany loans as debt. The Company had previously established an uncertain tax position in the amount of $25,075 for the tax benefits of accrued interest expense on the loans by reducing recorded deferred tax assets. Approximately $13,857 of these benefits was sustained in the examination. As a result of resolution of the examination, the Company reversed the unrecognized tax benefits, but established a valuation allowance for the benefits sustained as it is not more likely than not that the benefits will be realized. Net of the recorded valuation allowance, the reversal did not have an effect on the effective tax rate. The Company also recognized $1,377 of previously unrecognized tax benefits due to settlement of a U.S state tax examination, which on a net of tax basis impacted the effective tax rate by $895. The Company also reversed accrued interest related to unrecognized tax benefits of $625, which on a net of tax basis impacted the effective rate by $342. The total impact to the tax provision and effective rate as a result of settlement of tax examinations was a benefit for reversal of tax expense of $14,752, a benefit for reversal of accrued interest of $342 and a provision for recording a valuation allowance of $13,857.

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 37 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006 in Germany, 2009 in the United Kingdom, and 2006 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The Company has recently completed a tax examination by the United States Internal Revenue Service for tax years 2006 through 2009. No material adjustments were proposed and no material additional tax liability was due. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $13,000 in the next twelve months due to expirations of statutes of limitations or settlement of examinations.

15. COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases; total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2012 including discontinued operations:

	Operating Leases	Estimated Sublease Income
2013	$44,435	$1,795
2014	41,657	1,651
2015	29,436	1,835
2016	20,865	2,981
2017	18,349	3,074
Thereafter	39,809	10,123

Total	$194,551	$21,459

Total rent and related expenses under operating leases, excluding discontinued operations, were $43,030, $48,181, and $43,000, for the years ended December 31, 2012, 2011 and 2010, respectively. Operating lease obligations after 2012 relate primarily to office facilities.

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

Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. Through March 31, 2009, the Company provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions were paid to participating employees in the form of the Company’s common stock or cash. In April 2009, the Company temporarily suspended the matching of employee contributions. The matching of employee contributions was reintroduced in October 2010. Salaries and related expenses, excluding discontinued operations, contain $4,596, $4,888, and $693 of employer matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses, excluding discontinued operations, were $3,275, $4,249, and $2,208 for the years ended December 31, 2012, 2011 and 2010, respectively.

16. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments.

Primarily resulting from the acquisition of ChinaHR, the Company’s Chief Operating Decision Maker (as defined by ASC 280, Segment Reporting) began reviewing the operating results of ChinaHR and initiated the process of making resource allocation decisions for ChinaHR separately from the Careers-International operating segment (which ChinaHR was formerly a part of). Accordingly, beginning in 2009, the Company has the following four operating segments: Careers-North America, Careers-International, Careers-China, which is now reported in discontinued operations, and Internet Advertising & Fees. Pursuant to ASC 280, Segments, due to the economic similarities of both operating segments, the Company aggregated the Careers-International and Careers-China operating segments into one reportable segment: Careers-International. Please see Note 1-Business for a description of the Company’s reportable segments and please see Note 6-Discontinued Operations. The business attributable to the acquisition of the HotJobs Assets has been assigned to our Careers-North America segment (please see Note 3-Business Combinations). During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business unit and on February 5, 2013 the sale was completed. On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets. The Company determined in the fourth quarter to exit all of our business operations in Latin America and Turkey on or before December 31, 2012. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 6-Discontinued Operations.

The following tables present the Company’s operations, excluding discontinued operations, by reportable segment and by geographic region:

	Year Ended December 31,
	2012	2011	2010
Revenue
Careers – North America	$462,962	$485,356	$422,193
Careers – International	351,130	398,408	321,588
Internet Advertising & Fees	76,300	109,880	131,142

Revenue	$890,392	$993,644	$874,923

Operating Income (Loss)
Careers – North America	$42,686	$74,631	$47,783
Careers – International	13,076	69,319	(61)
Internet Advertising & Fees	17,721	5,214	4,224

	73,483	149,164	51,946
Corporate expenses	(41,331)	(55,397)	(70,456)

Operating Income (Loss)	$32,152	$93,767	$(18,510)

Depreciation and Amortization
Careers – North America	$35,446	$36,410	$29,083
Careers – International	22,181	22,801	23,630
Internet Advertising & Fees	5,943	8,752	8,635

	63,570	67,963	61,348
Corporate expenses	709	703	548

Depreciation and Amortization	$64,279	$68,666	$61,896

Restructuring and Other Special Charges
Careers – North America	$20,970	$450	$—
Careers – International	15,990	160	—
Internet Advertising & Fees	2,123	4,105	—
Corporate expenses	1,275	—	—

Restructuring and Other Special Charges	$40,358	$4,715	$—

Revenue by Geographic Region (a)
United States	$517,268	$569,820	$530,946
Germany	76,793	96,963	71,293
Other foreign	296,331	326,861	272,684

Revenue	$890,392	$993,644	$874,923

	December 31,
	2012	2011	2010
Long-lived Assets by Geographic Region (b)
United States	$103,112	$111,747	$111,255
International	44,501	44,535	38,892

Total Long-Lived Assets	$147,613	$156,282	$150,147

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	at December 31,
	2012	2011	2010
Total Assets by Segment
Careers – North America	$875,868	$881,942	$899,171
Careers – International	456,354	825,559	690,246
Internet Advertising & Fees	166,796	172,456	182,514
Corporate	25,934	25,073	50,478
Shared assets (c)	138,211	152,968	155,593
Discontinued operations	21,702	—	—

Total Assets	$1,684,865	$2,057,998	$1,978,002

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets includes property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

17. LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, no legal proceedings were commenced during the period covered by this report that the Company believes could reasonably be expected to have a material adverse impact on its financial condition, results of operations and cash flows.

In April 2012, TQP Development, LLC filed suit against the Company for allegedly infringing a patent relating to the transmission of encrypted data. The lawsuit, entitled TQP Development, LLC v. Monster Worldwide, Inc. (Civil Action No. 2:12-cv-186), was brought in the United States District Court for the Eastern District of Texas. The plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. In November 2012, the matter was resolved and in December 2012, the lawsuit was dismissed with prejudice.

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. Recently, the parties reached an agreement in principle to settle the matter. It is expected that all parties will execute the appropriate settlement documents at which point the matter will be presented to the Court seeking an Order of dismissal with prejudice.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$233,750	$224,577	$220,821	$211,244	$890,392

Salaries and related	112,312	99,812	98,780	97,401	408,305
Office and general	47,158	57,945	60,651	55,497	221,251
Marketing and promotion	49,298	51,426	43,099	44,503	188,326
Restructuring and other special charges	24,268	1,015	244	14,831	40,358

Total operating expenses	233,036	210,198	202,774	212,232	858,240

Operating income (loss)	714	14,379	18,047	(988)	32,152
Interest and other, net	(1,463)	(1,189)	(1,532)	(1,699)	(5,883)

(Loss) income before income taxes and loss in equity interests	(749)	13,190	16,515	(2,687)	26,269
Benefit from (provision for) income taxes	14,304	(3,930)	24,871	(2,267)	32,978
Loss in equity interests, net	(200)	(255)	(271)	(355)	(1,081)

Income (loss) from continuing operations	13,355	9,005	41,115	(5,309)	58,166
Loss from discontinued operations, net of tax	(9,613)	(4,203)	(235,354)	(67,716)	(316,886)

Net income (loss)	$3,742	$4,802	$(194,239)	$(73,025)	$(258,720)

Basic (loss) earnings per share (a):
Income (loss) from continuing operations	$0.11	$0.08	$0.37	$(0.05)	$0.52
Loss from discontinued operations, net of tax	(0.08)	(0.04)	(2.12)	(0.61)	(2.81)

Basic earnings (loss) per share	$0.03	$0.04	$(1.75)	$(0.66)	$(2.29)

Diluted (loss) earnings per share (a):
Income (loss) from continuing operations	$0.11	$0.08	$0.37	$(0.05)	$0.51
Loss from discontinued operations, net of tax	(0.08)	(0.04)	(2.10)	(0.61)	(2.78)

Diluted (loss) earnings per share	$0.03	$0.04	$(1.73)	$(0.66)	$(2.27)

Weighted average shares outstanding:
Basic	116,199	112,937	111,239	111,098	112,866
Diluted	117,611	114,038	112,212	111,098	113,995

Net income (loss)	$3,742	$4,802	$(194,239)	$(73,025)	$(258,720)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	15,480	(33,217)	30,278	10,878	23,419

Comprehensive income (loss)	$19,222	$(28,415)	$(163,961)	$(62,147)	$(235,301)

See further description of restructuring, income taxes and discontinued operations in Notes 5, 14, and 6, respectively.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$251,919	$259,288	$247,651	$234,786	$993,644

Salaries and related	127,113	125,709	119,195	108,381	480,398
Office and general	62,437	57,612	52,102	52,763	224,914
Marketing and promotion	52,146	53,064	41,118	43,522	189,850
Restructuring and other special charges	—	—	1,680	3,035	4,715

Total operating expenses	241,696	236,385	214,095	207,701	899,877

Operating income	10,223	22,903	33,556	27,085	93,767
Interest and other, net	(437)	(577)	(1,397)	(560)	(2,971)

Income before income taxes and loss in equity interests	9,786	22,326	32,159	26,525	90,796
Provision for income taxes	(2,923)	(5,150)	(9,183)	(6,248)	(23,504)
Loss in equity interests, net	(578)	(50)	(368)	(246)	(1,242)

Income from continuing operations	6,285	17,126	22,608	20,031	66,050
Loss (income) from discontinued operations, net of tax	(6,207)	(6,140)	9,219	(9,125)	(12,253)

Net income	$78	$10,986	$31,827	$10,906	$53,797

Basic (loss) earnings per share (a):
Income from continuing operations	$0.05	$0.14	$0.18	$0.17	$0.54
(Loss) income from discontinued operations, net of tax	(0.05)	(0.05)	0.07	(0.08)	(0.10)

Basic earnings per share	$—	$0.09	$0.25	$0.09	$0.44

Diluted (loss) earnings per share (a):
Income from continuing operations	$0.05	$0.14	$0.18	$0.16	$0.53
(Loss) income from discontinued operations, net of tax	(0.05)	(0.05)	0.07	(0.07)	(0.10)

Diluted earnings per share	$—	$0.09	$0.25	$0.09	$0.43

Weighted average shares outstanding:
Basic	121,425	122,200	122,991	121,378	122,002
Diluted	124,636	124,386	123,972	122,685	123,923
Net income	$78	$10,986	$31,827	$10,906	$53,797
Other comprehensive income (loss):
Foreign currency translation adjustments, net	35,396	7,092	(31,682)	(10,228)	578

Comprehensive income	$35,474	$18,078	$145	$678	$54,375

See further description of restructuring, income taxes and discontinued operations in Notes 5, 14, and 6, respectively.

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of December 31, 2012 the Company’s internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 13, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENT LIST

1. Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

None.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

(a) The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended as of April 26, 2011.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(8)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(8)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(8)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China.(9)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(8)

10.12	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.13	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.14	Form of Monster Worldwide, Inc. Stock Option Agreement.(10)

10.15	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(11)

10.16	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(11)

10.17	Employment Agreement, effective as of April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(12)

10.18	Employment Agreement, effective as of June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates, as amended effective as of January 1, 2009 and February 28, 2012.

10.19	Employment Agreement, effective as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock, as amended effective as of January 1, 2009 and February 28, 2012.

10.20	Employment Agreement, effective as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos, as amended effective as of January 1, 2009 and February 28, 2012.

10.21	Amended and Restated Employment Agreement, effective as of February 28, 2012, by and between Monster Worldwide, Inc. and Mark Stoever.

10.22	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(13)

10.23	Second Amended and Restated Credit Agreement, dated March 22, 2012, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A. in its capacity as administrative agent, swing line lender and l/c issuer and the other lenders identified.(14)

10.24	Second Amended and Restated Subsidiary Guaranty, dated March 22, 2012, by the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(14)

10.25	Amended and Restated U.S. Pledge Agreement, dated March 22, 2012, by Monster Worldwide, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(14)

10.26	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(15)

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.
(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).
(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.
(5)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 10, 2011.
(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.

(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012.
(8)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.
(9)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010.
(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.
(11)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011.
(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.
(13)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).
(14)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 26, 2012.
(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC.
(REGISTRANT)

By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman of the Board, President and Chief
Executive Officer

Dated: February 13, 2013

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ SALVATORE IANNUZZI	Chairman of the Board, President,	February 13, 2013
Salvatore Iannuzzi	Chief Executive Officer and Director (principal executive officer)

/s/ JAMES M. LANGROCK	Executive Vice President and Chief	February 13, 2013
James M. Langrock	Financial Officer (principal financial officer)

/s/ MICHAEL B. MCGUINNESS	Senior Vice President, Chief	February 13, 2013
Michael B. McGuinness	Accounting Officer and Global Controller (principal accounting officer)

/s/ JOHN GAULDING	Director	February 13, 2013
John Gaulding

/s/ EDMUND P. GIAMBASTIANI, JR.	Director	February 13, 2013
Edmund P. Giambastiani, Jr.

/s/ CYNTHIA P. MCCAGUE	Director	February 13, 2013
Cynthia P. McCague

/s/ JEFFREY F. RAYPORT	Director	February 13, 2013
Jeffrey F. Rayport

/s/ ROBERTO TUNIOLI	Director	February 13, 2013
Roberto Tunioli

/s/ TIMOTHY T. YATES	Director	February 13, 2013
Timothy T. Yates

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Common Stock Certificate.(1)

10.1	Form of Indemnification Agreement.(3)

10.2	1999 Long Term Incentive Plan, as amended as of January 1, 2008.(4)

10.3	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended as of April 26, 2011.(5)

10.4	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan.(6)

10.5	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees.(7)

10.6	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees.(7)

10.7	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice.(8)

10.8	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice.(8)

10.9	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of France.(8)

10.10	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Residents of the People’s Republic of China.(9)

10.11	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for Residents of the United Kingdom.(8)

10.12	Form of Monster Worldwide, Inc. Restricted Stock Agreement for grants of restricted stock subject to performance vesting.(6)

10.13	Form of Monster Worldwide, Inc. Restricted Stock Unit Agreement for grants of restricted stock units subject to performance vesting.(6)

10.14	Form of Monster Worldwide, Inc. Stock Option Agreement.(10)

10.15	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for initial grants of restricted stock.(11)

10.16	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for annual grants of restricted stock.(11)

10.17	Employment Agreement, effective as of April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi.(12)

10.18	Employment Agreement, effective as of June 7, 2007, between Monster Worldwide, Inc. and Timothy T. Yates, as amended effective as of January 1, 2009 and February 28, 2012.

10.19	Employment Agreement, effective as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock, as amended effective as of January 1, 2009 and February 28, 2012.

10.20	Employment Agreement, effective as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos, as amended effective as of January 1, 2009 and February 28, 2012.

10.21	Amended and Restated Employment Agreement, effective as of February 28, 2012, by and between Monster Worldwide, Inc. and Mark Stoever.

10.22	Indenture of Lease, dated December 13, 1999, between the 622 Building Company LLC and the Company.(13)

10.23	Second Amended and Restated Credit Agreement, dated March 22, 2012, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A. in its capacity as administrative agent, swing line lender and l/c issuer and the other lenders identified.(14)

10.24	Second Amended and Restated Subsidiary Guaranty, dated March 22, 2012, by the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent.(14)

10.25	Amended and Restated U.S. Pledge Agreement, dated March 22, 2012, by Monster Worldwide, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent.(14)

10.26	Asset Purchase Agreement, dated as of February 3, 2010, by and between Monster Worldwide, Inc. and Yahoo! Inc.(15)

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007.
(2)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471).
(4)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008.
(5)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on June 10, 2011.
(6)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008.
(7)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012.
(8)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2009.
(9)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010.
(10)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on December 30, 2004.
(11)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011.
(12)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on April 16, 2007.
(13)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 (Registration No. 333-93065).
(14)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on March 26, 2012.
(15)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2010.