Form 10-Q
period 2013-03-31
MONSTER WORLDWIDE, INC.
filed 2013-05-02
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2013
Common Stock	116,537,377

MONSTER WORLWIDE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$211,986	$233,750

Salaries and related	97,575	112,312
Office and general	51,132	52,508
Marketing and promotion	49,267	49,298
Restructuring and other special charges	13,167	24,268
Recovery of restitution award from former executive	—	(5,350)

Total operating expenses	211,141	233,036

Operating income	845	714
Interest and other, net	(1,268)	(1,463)

Loss before income taxes and loss in equity interests	(423)	(749)
Benefit from income taxes	11,999	14,304
Loss in equity interests, net	(458)	(200)

Income from continuing operations	11,118	13,355
Loss from discontinued operations, net of tax	(6,134)	(9,613)

Net income	$4,984	$3,742

Basic earnings per share:
Income from continuing operations	$0.10	$0.11
Loss from discontinued operations, net of tax	(0.06)	(0.08)

Basic earnings per share	$0.04	$0.03

Diluted earnings per share:
Income from continuing operations	$0.10	$0.11
Loss from discontinued operations, net of tax	(0.06)	(0.08)

Diluted earnings per share	$0.04	$0.03

Weighted average shares outstanding:
Basic	111,402	116,199
Diluted	112,637	117,611
Net income	$4,984	$3,742
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(36,999)	23,419

Comprehensive (loss) income	$(32,015)	$27,161

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$130,908	$148,185
Accounts receivable net of allowance for doubtful accounts of $3,764 and $3,925	333,174	335,905
Prepaid and other	75,229	73,861
Current assets of discontinued operations	—	21,702

Total current assets	539,311	579,653

Goodwill	880,715	887,271
Property and equipment, net	137,998	147,613
Intangibles, net	29,385	32,583
Other assets	38,814	37,745

Total assets	$1,626,223	$1,684,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$186,142	$181,914
Deferred revenue	356,468	351,546
Current portion of long-term debt and borrowings on revolving credit facilities	7,500	18,264
Current liabilities of discontinued operations	3,771	33,256

Total current liabilities	553,881	584,980
Long-term income taxes payable	51,255	63,465
Long-term debt, less current portion	161,600	145,975
Other long-term liabilities	8,352	10,406

Total liabilities	775,088	804,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 140,628 and 139,836 shares, respectively; outstanding: 111,921 and 111,129 shares, respectively	141	140
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,360,236	1,357,126
Accumulated deficit	(559,405)	(564,389)
Accumulated other comprehensive income	50,163	87,162

Total stockholders’ equity	851,135	880,039

Total liabilities and stockholders’ equity	$1,626,223	$1,684,865

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows (used for) provided by operating activities:
Net income	$4,984	$3,742

Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	16,104	17,445
Recovery of restitution award from former executive	—	(5,350)
Provision for doubtful accounts	535	698
Non-cash compensation	6,794	8,324
Loss in equity interests, net	458	200
Non-cash restructuring write-offs and other	775	6,383
Deferred income taxes	(2,172)	(8,499)
Tax benefit from change in uncertain tax positions	(12,869)
Amount reclassified from accumulated other comprehensive income	(23,109)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,907	(11,608)
Prepaid and other	14,690	(13,582)
Deferred revenue	(5,039)	23,752
Accounts payable, accrued liabilities and other	(15,695)	(258)

Total adjustments	(13,621)	17,505

Net cash (used for) provided by operating activities	(8,637)	21,247

Cash flows used for investing activities:
Capital expenditures	(9,149)	(12,700)
Cash funded to and dividends received from equity investee and other	623	(779)

Net cash used for investing activities	(8,526)	(13,479)

Cash flows provided by (used for) financing activities:
Payments on borrowings on credit facilities	(11,399)	(225,022)
Proceeds from borrowings on credit facilities	17,500	189,700
Payments on term loan	(1,250)	(40,000)
Proceeds from borrowings on term loan	—	100,000
Repurchase of common stock	—	(33,335)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,793)	(2,475)
Proceeds from the exercise of employee stock options	—	23

Net cash provided by (used for) financing activities	3,058	(11,109)

Effects of exchange rates on cash	(3,172)	5,625

Net (decrease) increase in cash and cash equivalents	(17,277)	2,284
Cash and cash equivalents, beginning of period	148,185	250,317

Cash and cash equivalents, end of period	$130,908	$252,601

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our,” or “us”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments are primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the guidance in Accounting Standard Codification (“ASC”) 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and reported significant items reclassified out of AOCI in the Notes to Consolidated Financial Statements.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Three months ended March 31,
(Thousands of shares)	2013	2012
Basic weighted average shares outstanding	111,402	116,199
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans	1,235	1,412

Diluted weighted average shares outstanding	112,637	117,611

Weighted average anti-dilutive common stock equivalents	7,059	5,540

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000 which expired on April 25, 2013. During the three months ended March 31, 2013 we did not acquire any shares under the plan. Since the inception of this share repurchase program, the Company repurchased 13,986,349 shares at an average price of $7.67 per share.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations and comprehensive income related to stock-based compensation as follows, excluding discontinued operations:

	Three months ended March 31,
	2013	2012
Non-vested stock, included in salaries and related	$6,794	$8,201
Stock options, included in salaries and related	—	51

Total	$6,794	$8,252

During the three months ended March 31, 2013, the Company capitalized $249 of stock-based compensation associated with internally developed software for internal use and enhancements to our website. During the first three months of 2013, the Company did not grant any RSAs or RSUs.

The Company’s non-vested stock activity is as follows:

	Three months ended March 31,
	2013		2012
(Thousands of shares)	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	7,639	$10.01	7,432	$13.85
Granted	—	—	4,157	6.83
Forfeited	(387)	10.49	(480)	14.23
Vested	(1,309)	8.84	(1,407)	16.45

Non-vested at end of period	5,943	$10.24	9,702	$10.45

As of March 31, 2013, the unrecognized compensation expense related to non-vested stock was $42,744, which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.4 years.

The Company’s stock option activity is as follows:

	Three months ended March 31,
	2013		2012
(Thousands of shares)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,029	$29.04	1,560	$24.10
Exercised	—	—	(3)	9.11
Forfeited/expired/cancelled	(29)	20.59	(39)	27.83

Outstanding at end of period	1,000	$29.30	1,518	$24.01

Options exercisable at end of period	1,000	$29.30	1,518	$24.01

Aggregate intrinsic value of options exercised during the period	$—		$2

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options. As of March 31, 2013, all stock options granted have been fully expensed.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended March 31, 2013.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$72,476	$—	$72,476
U.S. and foreign government obligations	—	5,184	—	5,184
Bankers’ acceptances	—	8,555	—	8,555
Foreign exchange contracts	—	93	—	93

Total Assets	$—	$86,308	$—	$86,308

Liabilities:
Foreign exchange contracts	$—	$12	$—	$12
Lease exit liabilities	—	—	18,322	18,322

Total Liabilities	$—	$12	$18,322	$18,334

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	—	70	—	70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended March 31, 2013, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Three months ended March 31,
	2013	2012
Balance, Beginning of Period	$14,233	$14,938
Expense	6,011	4,145
Cash Payments and changes in fair value	(1,922)	(1,091)

Balance, End of Period	$18,322	$17,992

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

6. CHANGES IN OTHER COMPREHENSIVE INCOME

The amounts recognized in other comprehensive income for the three months ended March 31, 2013 were as follows:

Foreign Currency Translation Adjustments
Beginning balance	$87,162
Other comprehensive loss before reclassifications	(13,890)
Amounts reclassified from accumulated other comprehensive income	(23,109)

Net current period change in Accumulated other comprehensive income	(36,999)

Ending balance	$50,163

Amounts reclassified from accumulated other comprehensive income to income were as follows:

Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	Three months ended March 31, 2013
Foreign currency translation adjustments
Sale of foreign entity	Loss from discontinued operations, net of tax	(23,109)

Total reclassifications		$(23,109)

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company typically receives a dividend once a year from this investment. The Company received a dividend of $658 in the first quarter of 2013, and a dividend of $728 in the second quarter of 2012. The carrying value of the investment was $0 and $533 as of March 31, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the three months ended March 31, 2013 and 2012, the Company expended an additional $1,035, and $779, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $170 and $29 as of March 31, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

Income and loss in equity interests are as follows by equity investment:

	Three months ended March 31,
	2013	2012
Finland	$121	$223
Australia	(579)	(423)

Loss in equity interests, net	$(458)	$(200)

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

The following table displays a roll forward of the 2011 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2012	Cash Payments	Accrual at March 31, 2013
Workforce reduction	$48	$—	$48
Consolidation of office facilities	482	(75)	407

Total	$530	$(75)	$455

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

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2012	Cash Payments	Accrual at March 31, 2013
Workforce reduction	$1,191	$(296)	$895
Consolidation of office facilities	3,938	(547)	3,391
Other costs and professional fees	49	(14)	35

Total	$5,178	$(857)	$4,321

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 9 - Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through March 31, 2013, the Company has notified approximately 375 associates in North America and Europe (excluding discontinued operations). The Company anticipates additional charges of approximately $1,000 to $3,000 in the second quarter of 2013. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at March 31, 2013
Workforce reduction	$11,902	$5,833	$(9,585)	$—	$8,150
Consolidation of office facilities	—	6,083	(578)	—	5,505
Impairment of assets	—	775	—	(775)	—
Other costs and professional fees	83	476	(320)	—	239

Total	$11,985	$13,167	$(10,483)	$(775)	$13,894

9. DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. In the first quarter of 2013, the Company incurred an additional $2,098 primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $541 related to discontinued operations in Latin America and Turkey for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $1,557. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5,

2013. The Company received a 10% minority interest in the combined China business of Saongroup (as Saongroup has a Chinese operation as well). The Company’s 10% minority interest does not provide the Company with representation on the board of directors, the Company is not entitled to any dividend or other forms of cash returns and the Company is not required to make any capital contributions in the future. The Company will carry the 10% interest as a cost basis investment with an estimated fair value of zero which is based on available information.

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally, the Company recorded a tax benefit of $4,041 related to Careers-China for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $4,577. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended March 31,
	2013	2012
Net revenue	$2,399	$12,326

Loss from discontinued operations, net of tax	$(6,134)	$(9,613)

The major classes of assets and liabilities of the discontinued operations are presented in the following table. All assets and liabilities have been classified as current in the Consolidated Balance Sheets as the disposition of asset and liabilities of the discontinued operations are expected to be completed within the next 12 months and the sale of the business held for sale was completed on February 5, 2013.

	March 31,	December 31,
	2013	2012
Accounts receivable, net of doubtful accounts of $796 at December 31, 2012	$—	$7,884
Prepaid and other	—	3,932
Property and equipment, net	—	9,886

Total assets of discontinued operations	$—	$21,702

Accounts payable, accrued expenses and other current liabilities	$3,771	$19,924
Deferred revenue	—	13,332

Total liabilities of discontinued operations	$3,771	$33,256

10. PROPERTY AND EQUIPMENT, NET

The Company’s property, equipment and accumulated depreciation balances are as follows (the following table excludes property and equipment, net, attributable to the discontinued operations):

	March 31,	December 31,
	2013	2012
Capitalized software costs	$185,741	$186,538
Furniture and equipment	23,057	24,359
Leasehold improvements	40,683	45,184
Computer and communications equipment	188,430	191,377

	437,911	477,458
Less: accumulated depreciation and amortization	299,913	299,845

Property and equipment, net	$137,998	$147,613

Depreciation and amortization expense was $13,000 and $12,782 for the three months ended March 31, 2013 and 2012, respectively.

11. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income) of our derivatives at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	13,507	April 2013	93
Foreign currency exchange forwards	Accrued expenses and other current liabilities	19,279	April 2013	(12)

Total Derivative Instruments		$32,786		$81

	December 31, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,604	January 2013	36
Foreign currency exchange forwards	Accrued expenses and other current liabilities	40,483	January 2013	(70)

Total Derivative Instruments		$56,087		$(34)

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Unrealized and Realized Net Gains and Changes in the Fair Value of Forward Contracts	Amount of Unrealized and Realized Net Gains and Changes in the Fair Value of Forward Contracts
		Three Months Ended March 31,
		2013	2012
Foreign currency exchange forwards	Interest and Other, net	$(26)	$133

12. FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt , and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,875 payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2013, the Company was in full compliance with its covenants.

At March 31, 2013, the utilized portion of this credit facility was $95,000 in borrowings on the term loan facility, $74,100 of borrowings on the revolving credit facility, and $15,400 in outstanding letters of credit. The portion of the term loan that is due within one year is $7,500 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of March 31, 2013, based on the calculation of the maximum consolidated leverage ratio, $135,500 of the Company’s revolving credit facility was available. At March 31, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.20%, 3.25% and 0.09%, respectively. As of March 31, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.95%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7,574 and $5,049, respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor on the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender. Due to legal restrictions in China, the Company was required to escrow the loan pay off in US dollars with an affiliate of the lender. When the appropriate Chinese legal approvals are received, the escrow amounts will be released to our former subsidiaries, converted to Renminbi and paid directly to the lender in order to liquidate the Renminbi loans.

13. INCOME TAXES

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit during the three months ended March 31, 2013 was increased by approximately $12,328 of discrete items, consisting primarily of a tax benefit of $12,869 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the three months ended March 31, 2013 the Company recognized previously unrecognized tax positions of $11,846 which on a net of tax basis impacted the effective rate by $11,655. The Company also reversed accrued interest on unrecognized tax positions of $2,006, which impacted the effective tax rate by $1,214. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes.

Included in the loss from discontinued operations in the three month ended March 31, 2013 and March 31 2012 is an income tax benefit of $4,582 and $1,309, respectively.

The tax benefit for the three months ended March 31, 2012 was increased by $12,600 of discrete items, consisting primarily of $15,000 of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $51,255 and $63,465 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive (loss) income. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

14. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 9 - Discontinued Operations.

The following tables present the Company’s operations, excluding discontinued operations, by reportable segment and by geographic region:

	Three months ended March 31,
	2013	2012
Revenue
Careers-North America	$115,935	$119,774
Careers-International	77,719	94,595
Internet Advertising & Fees	18,332	19,381

Revenue	$211,986	$233,750

Operating Income
Careers-North America	$12,423	$3,199
Careers-International	(8,991)	2,881
Internet Advertising & Fees	6,262	3,268

	9,694	9,348
Corporate expenses	(8,849)	(8,634)

Operating Income	$845	$714

Depreciation and Amortization
Careers-North America	$8,802	$8,868
Careers-International	5,992	5,294
Internet Advertising & Fees	1,141	1,528

	15,935	15,690
Corporate expenses	169	175

Depreciation and Amortization	$16,104	$15,865

Restructuring and Other Special Charges
Careers-North America	$7,991	$14,170
Careers-International	5,091	8,196
Internet Advertising & Fees	85	1,083
Corporate expenses	—	819

Restructuring and Other Special Charges	$13,167	$24,268

Revenue by Geographic Region (a)
United States	$129,079	$133,329
Germany	17,153	22,334
Other foreign	65,754	78,087

Revenue	$211,986	$233,750

	March 31, 2013	December 31, 2012
Long-lived Assets by Geographic Region (b)
United States	$98,745	$103,112
International	39,253	44,501

Total Long-Lived Assets	$137,998	$147,613

Total Assets by Segment	March 31, 2013	December 31, 2012
Careers-North America	$870,274	$875,868
Careers-International	426,494	456,354
Internet Advertising & Fees	169,172	166,796
Corporate	32,323	25,934
Shared assets (c)	127,960	138,211
Discontinued operations	—	21,702

Total Assets	$1,626,223	$1,684,865

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets include property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. A settlement agreement has now been executed by all relevant parties and on April 18, 2013, the Court entered an Order dismissing the action with prejudice.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at March 31, 2013:

	Operating Leases	Estimated Sublease Income
2013 (remainder)	$30,051	$1,224
2014	36,790	1,426
2015	27,661	1,610
2016	20,646	2,771
2017	18,630	2,871
Thereafter	38,730	9,452

Total	$172,508	$19,354

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2013, and the related consolidated statements of operations and comprehensive (loss) income and cash flows for the three month periods ended March 31, 2013 and 2012 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
May 2, 2013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks associated with our ongoing review of strategic alternatives; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better, matching job seekers to opportunities via digital, social and mobile solutions including monster.com®, our flagship website, and employers to the best talent using a vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network. Today, with a local presence in more than 40 countries, Monster provides services to approximately 300,000 customers globally. We provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. We offer our unique 6Sense ® search technology to allow job seekers and employers to quickly find a precise match. Increasingly important, our Career Ad Network®, which is a recruitment-focused online advertising network, reaches, on average, 113 million internet users globally each month.

We have built on Monster’s brand and created worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For employers, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and cost effectively deliver access to our community of job seekers. For job seekers, our purpose is to help improve their careers by providing work-related content, services and advice. Our services and solutions include: searchable job advertisements; resume database access; professional networking; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

Demand for our services is sensitive to changes in the level of economic activity. The global economic environment and challenging job market continues to have a negative impact on Monster’s business. We find that clients have been, and are continuing to be, very conservative in making new investments as a result of the global economic uncertainty. To more effectively face these headwinds, in 2012 we began executing on a multifaceted plan to concentrate our resources in our largest markets in North America, Europe and Asia where we generate the majority of our revenue and profit, and where we are experiencing increased customer traction with our advanced technologies. In conjunction with this plan, in 2012 we implemented cost reduction initiatives and evaluated options for developing markets where we had been incurring significant losses. We completed the sale of Careers-China to Saongroup, Ltd. (“Saongroup”) under which Monster has taken a 10% minority stake in the combined China business of Saongroup. We have also exited operations in Brazil, Mexico and Turkey. These actions combined will reduce operating expenses in our continuing operations by approximately $50.0 million per year.

We operate in an industry and markets that are continually evolving including the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. We believe that our strategy to grow our business both organically and through strategic acquisitions and alliances has allowed us to continue delivering innovative products and services on a global basis.

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Power Resume Search® (“PRS”) is available to customers in North America, Germany, the United Kingdom, France and the Netherlands. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. In 2012, SeeMore was named one of the top products of the year by Human Resource Executive magazine.

In 2007, we introduced the Career Ad Network (“CAN”) which is a recruitment-focused online advertising network. Globally CAN reaches, on average, 113 million internet users each month. Monster offers this product to customers in North America, major markets in Europe, and in Australia. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. The value proposition to our customers is to find better quality candidates at a cost-effective price. We continue to improve our efficiency in acquiring audiences that our customers seek to reach. We expect to increase customer adoption in the core markets we currently serve.

On a global basis, nearly 20% of Monster’s business is derived from our advanced and proprietary product offerings, including PRS, SeeMore and CAN, which continue to outperform our more traditional offerings.

To further expand our business in the North American online recruitment market, on August 24, 2010, the Company completed the acquisition of the Yahoo! HotJobs Assets from Yahoo!, Inc. (“Yahoo!”). Concurrent with the closing of the acquisition, Monster and Yahoo! entered into a commercial traffic agreement whereby Monster became Yahoo!’s exclusive provider of career and job content on the Yahoo! homepage in the United States and Canada. This traffic agreement has increased our reach in North America.

We recognize that some job seekers prefer social media as their primary way of interacting with the professional world. In order to provide these customers with an enhanced social media method for job seeking, in June 2011, we launched BeKnown ®, a professional networking application available on the Facebook platform to extend our global reach and leverage the world’s most popular global social network. Today, Monster users build their network through other users on Monster and connections on Facebook.

We operate a government solutions business, Monster Government Solutions (“MGS”), which sells online solutions to federal, state and local governments and educational institutions within the United States. In 2012, we expanded our MGS business to Europe and signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20.0 million. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

We continue to actively and aggressively support the Monster brand in our core markets through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates, resulting in greater efficiencies for our marketing expenditures. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and this continued into the first quarter of 2013. More importantly, the conversion of that traffic into quality job applies has increased significantly.

The Company announced the exploration of strategic alternatives in March 2012. The review was designed to consider a number of internal options as well as the potential sale of the Company in order to enhance shareholder value. As part of that review, the Company has consummated the sale of Careers-China, exited unprofitable businesses in Brazil, Mexico and Turkey and substantially completed a restructuring to reduce operating expenses. The strategic alternatives review also included a comprehensive analysis of the Company’s competitive position and concluded that the product portfolio powered by semantic search offers a compelling value proposition. As a result, the Company is developing a number of key initiatives that are expected to be introduced over the next six months. While discussions regarding potential strategic alternatives remain active, there can be no assurances that they will result in a transaction. The Company’s Board of Directors continues to evaluate all opportunities to maximize value for shareholders, including the present focus on the execution of Monster’s strategy.

Restructuring Programs and Discontinued Operations

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets.

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through March 31, 2013, the Company has notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

Through March 31, 2013, the Company has incurred $26.2 million associated with this restructuring. The Company will not incur any new charges in the future relating to this program.

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

Through March 31, 2013, the Company has notified approximately 375 associates in North America and Europe (excluding discontinued operations) and has incurred $27.8 million of charges. The Company anticipates an additional $1.0 million to $3.0 million in charges in the second quarter of 2013 relating mostly to severance.

Discontinued Operations

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses in the fourth quarter of 2012. In the first quarter of 2013, the Company incurred an additional $2.1 million, primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $0.5 million related to discontinued operations in Latin America and Turkey for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $1.6 million for the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined China business of Saongroup (Saongroup has a Chinese operation as well). Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. Additionally, the Company recorded a tax benefit of $4.0 million related to Careers-China for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $4.6 million for the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9 - Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

Constant Currency Presentation

Revenue from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For this report we have elected not to use a constant currency presentation because for the current period comparisons, foreign currency fluctuations were not material to the comparability of our results of operations. In the past, in order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally presented the year-over-year percentage change in revenue performance on a constant currency basis, which would assume no changes in the exchange rate from the prior-year period.

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Revenue	100.0%	100.0%

Salaries and related	46.0%	48.0%
Office and general	24.1%	22.5%
Marketing and promotion	23.3%	21.1%
Restructuring and other special charges	6.2%	10.4%
Recovery of restitution award from former executive	0.0%	(2.3)%

Total operating expenses	99.6%	99.7%

Operating income	0.4%	0.3%
Interest and other, net	(0.6)%	(0.6)%

Loss before income taxes and loss in equity interests	(0.2)%	(0.3)%
Benefit from income taxes	5.7%	6.1%
Loss in equity interests, net	(0.2)%	(0.1)%

Income from continuing operations	5.3%	5.7%

The Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the three months ended March 31, 2013 and 2012 are as follows excluding discontinued operations (dollars in thousands):

	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$211,986	100.0%	$233,750	100.0%	$(21,764)	(9.3)%

Salaries and related	97,575	46.0%	112,312	48.0%	(14,737)	(13.1)%
Office and general	51,132	24.1%	52,508	22.5%	(1,376)	(2.6)%
Marketing and promotion	49,267	23.2%	49,298	21.1%	(31)	(0.1)%
Recovery of restitution award from former executive	—	0.0%	(5,350)	(2.3)%	5,350	n/a
Restructuring and other special charges	13,167	6.2%	24,268	10.4%	(11,101)	(45.7)%

Total operating expenses	211,141	99.6%	233,036	99.7%	(21,895)	(9.4)%

Operating income	$845	0.4%	$714	0.3%	$131	18.3%

Our consolidated revenue decreased by $21.8 million (9.3%) in the first quarter of 2013 compared to the same period of 2012. Our Careers-International segment decreased $16.9 million, or 17.8%, primarily due to significant weakness in Europe. Our Careers-North America segment experienced a $3.8 million or 3.2% decrease mainly due to decreased revenue from our field sales customers, partially offset by increased business activity from our government, ecommerce and staffing sectors. These decreases in our consolidated Careers segments were primarily due to continuing global economic uncertainty as our customer hiring requirements have been reduced and therefore they continue to be extremely conservative in controlling their recruiting budgets.

With the investments that the Company has made to further broaden its product portfolio to provide customers a broad array of technology-based solutions for their talent management strategy, including our next generation semantic search product, SeeMore, the Company is well positioned to take advantage when the global economy accelerates. Further, the Company’s recent restructuring will allow the Company to concentrate its resources on our largest and most profitable core markets and continue strengthening its traffic position. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and this continued into the first quarter of 2013.

Salary and related expenses decreased $14.7 million (13.1%), the first quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs, decreased stock-based compensation and decreased variable compensation costs for the Company’s sales force, partially offset by increased costs relating to associate incentive programs.

Office and general expenses decreased $1.4 million (2.6%), the first quarter of 2013 compared to the same period of 2012. This increase in office and general expenses resulted primarily from decreased travel expenses and legal fees partially offset by increased costs associated with the review of strategic alternatives.

Marketing and promotion expenses were relatively flat for the first quarter of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and into the first quarter of 2013. The Company continued to invest in the U.S. while also investing in key markets in Europe to drive site traffic and improve brand awareness.

For the three months ended March 31, 2013, we incurred $13.2 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which was announced in November 2012.

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

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Our consolidated operating income, excluding discontinued operations, was $0.8 million in the first quarter of 2013, compared to an operating income of $0.7 million in the first quarter of 2012, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$115,935	100.0%	$119,774	100.0%	$(3,839)	(3.2%)

Salaries and related	44,577	38.4%	50,406	42.1%	(5,829)	(11.6%)
Office and General	24,598	21.2%	25,848	21.6%	(1,250)	(4.8%)
Marketing and Promotions	26,346	22.7%	26,151	21.8%	195	0.7%
Restructuring and other special charges	7,991	6.9%	14,170	11.8%	(6,179)	(43.6%)

Total Operating Expenses	103,512	89.3%	116,575	97.3%	(13,063)	(11.2%)

Operating Income	$12,423	10.7%	$3,199	2.7%	$9,224	288.3%

Revenue in our Careers-North America segment experienced a $3.8 million (3.2%) decrease due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our government, ecommerce and staffing sectors. The employment market in the United States continues to be challenging as the economic and political environment remains mixed and uncertain.

Salary and related expenses decreased $5.8 million (11.6%) in the first quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $5.5 million of decreased regular salary costs as a result of our restructuring programs and a reduction of $3.0 million in variable compensation costs for the sales force, partially offset by an increase of $1.8 million in incentive compensation.

Office and general expenses decreased $1.2 million (4.8%) the first quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel and related costs.

Marketing and promotion was flat in the first quarter of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and into the first quarter of 2013.

The Company incurred $8.0 million of restructuring and other special charges in the first quarter of 2013, comprised primarily of costs associated with exiting office facilities.

Our Careers-North America operating income was $12.4 million in the first quarter of 2013, compared to operating income of $3.2 million in the first quarter of 2012, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)

Revenue	77,719	100%	$94,595	100.0%	$(16,876)	(17.8%)

Salaries and related	39,740	51.1%	43,740	46.2%	(4,000)	(9.1%)
Office and General	20,475	26.3%	19,126	20.2%	1,349	7.1%
Marketing and Promotions	21,404	27.5%	20,652	21.8%	752	3.6%
Restructuring and other special charges	5,091	6.6%	8,196	8.7%	(3,105)	(37.9%)

Total Operating Expenses	86,710	111.6%	91,714	97.0%	(5,004)	(5.5%)

Operating (loss) income	$(8,991)	(11.6%)	$2,881	3.0%	$(11,872)	(412.1%)

Our Careers-International segment revenue decreased $16.9 million, or 17.8%, in the first quarter of 2013 compared to the same period of 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 20% compared to 2012, primarily in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continue to be impacted by the global economic uncertainty with revenue declines of 10% compared to the first quarter of 2012.

Salary and related expenses decreased $4.0 million, or 9.1%, in the first quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $3.4 million in regular salary costs due to our restructuring program and $0.9 million of decreased variable compensation costs for the Company’s sales force, partially offset by an increase of $0.6 million in incentive compensation.

Office and general expenses increased $1.4 million, or 7.1%, in the first quarter of 2013 compared to the same period of 2012. This increase in office and general expenses resulted primarily from $1.2 million of increased professional fees in the U.K. related to our government services.

Marketing and promotion expenses increased $0.8 million, or 3.6%, in the first quarter of 2013 compared to the same period of 2012. This increase in marketing and promotion expenses resulted primarily from our targeted investment in key markets to drive site traffic and improve brand awareness.

In the first quarter of 2013, we incurred $5.1 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012.

Our Careers-International operating loss was $9.0 million in the first quarter of 2013, compared to operating income of $2.9 million in the first quarter of 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$18,332	100.0%	$19,381	100.0%	$(1,049)	(5.4%)

Salaries and related	7,064	38.5%	8,844	45.6%	(1,780)	(20.1%)
Office and General	3,411	18.6%	4,462	23.0%	(1,051)	(23.6%)
Marketing and Promotions	1,510	8.2%	1,724	8.9%	(214)	(12.4%)
Restructuring and other special charges	85	0.5%	1,083	5.6%	(998)	(92.2%)

Total Operating Expenses	12,070	65.8%	16,113	83.1%	(4,043)	(25.1%)

Operating Income	$6,262	34.2%	$3,268	16.9%	$2,994	91.6%

Revenue in our Internet Advertising & Fees segment decreased $1.0 million, or 5.4%, in the first quarter of 2013 compared to the same period of 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in the first quarter of 2013.

Salary and related expenses decreased $1.8 million, or 20.1%, in the first quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $1.6 million in regular salary costs due to our restructuring program.

Office and general expenses decreased $1.1 million, or 23.6%, in the first quarter of 2013 compared to the same period in 2012. This decrease in office and general expenses resulted primarily from across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $6.3 million in the first quarter of 2013, compared to operating income of $3.3 million in the first quarter of 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended March 31, 2013 and 2012 resulted in an expense of $1.3 million and $1.5 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses .

Income Taxes

Income taxes for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012	Change in Dollars	Percentage Change
Loss before income taxes and loss in equity interests	$(423)	$(749)	$326	(44%)

Income taxes	$11,999	$14,304	$(2,305)	(16%)

Effective tax rate	N/A	N/A

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, greater losses than anticipated in countries with lower tax rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit during the quarter ended March 31, 2013 was increased by approximately $12.3 million of discrete items, consisting primarily of a tax benefit of $12.9 million due to reversals of uncertain tax positions and accrued interest. Other discrete items affecting the total recorded tax provision include accruals of interest on uncertain tax positions, and valuation allowances on tax losses in certain foreign tax jurisdictions.

Included in the loss from discontinued operations in the three months ended March 31, 2013 and March 31 2012 is an income tax benefit of $4.6 million and $1.3 million, respectively.

The tax benefit for the three months ended March 31, 2012 was increased by $12.6 million of discrete items, consisting primarily of $15.0 million of a tax benefit related to certain tax losses arising from the Company’s restructurings. This benefit was partially offset by the effect of valuation allowances and accruals of interest on uncertain tax positions.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at March 31, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $51.3 million and $63.5 million, respectively.

Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive (loss) income. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.2 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Loss from discontinued operations, net of tax

For the three months ended March 31, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $6.1 million and $9.6 million respectively. Included in the results from discontinued operations are the results of our operations on Careers-China, Latin America and Turkey.

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined China business of Saongroup (Saongroup has a Chinese operation as well). Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23.1 million of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally, the Company recorded a tax benefit of $4.0 million related to Careers-China for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $4.6 million for the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses in the fourth quarter of 2012. In the first quarter of 2013, the Company incurred an additional $2.1 million, primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $0.5 million related to discontinued operations in Latin America and Turkey for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $1.6 million for the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented.

Net Income

Our consolidated net income was $5.0 million in the first quarter of 2013, compared to net income of $3.7 million in the first quarter of 2012, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the first quarter of 2013 was $0.04 compared to diluted earnings per share of $0.03 in the first quarter of 2012. Diluted weighted average shares outstanding for the three months ended March 31, 2013 and 2012 was 112.6 million shares and 117.6 million shares, respectively.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents (dollars in thousands):

	Three months ended March 31,		Change
	2013	2012	$	%
Cash and cash equivalents	$130,908	$148,185	$(17,277)	(11.7)%

Percentage of total assets	8.0%	8.8%

As of March 31, 2013, we had cash and cash equivalents of $130.9 million, compared to $148.2 million as of December 31, 2012. Our decrease in cash and cash equivalents of $17.3 million in the first three months of 2013 primarily resulted from $8.6 million used for operating activities, $8.5 million used for investing activities, partially offset by $3.1 million provided by financing activities.

Cash Flows

Consolidated cash flows for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three months ended March 31,		Change
	2013	2012	$	%
Net cash (used for) provided by operating activities	$(8,637)	$21,247	$(29,884)	(140.7%)
Net cash used for investing activities	(8,526)	(13,479)	4,953	(36.7%)
Net cash provided by (used for) by financing activities	3,058	(11,109)	14,167	n/a
Effect of exchange rates on cash	(3,172)	5,625	(8,797)	n/a

Cash used for operating activities was $8.6 million for the three months ended March 31, 2013, a decrease of $29.9 million from the $21.2 million of cash provided by operating activities for the three months ended March 31, 2012. This decrease resulted primarily from operating cost associated with our restructuring programs and discontinued operations.

Cash used for investing activities was $8.5 million for the three months ended March 31, 2013, a decrease of $5.0 million from cash used for investing activities of $13.5 million for the three months ended March 31, 2012. This decrease resulted primarily from $3.6 million of decreased capital expenditures.

Cash provided by financing activities was $3.1 million for the three months ended March 31, 2013, an increase of $14.2 million from cash used for financing activities of $11.1 million for the three months ended March 31, 2012. This increase resulted primarily from $33.3 million used for common stock repurchases in 2012 that was not used in 2013 offset by additional net repayments on our credit facilities of $19.8 million.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital, (ii) marketing and development of our Monster network, (iii) acquisitions, (iv) capital expenditures and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash since 2010 through the first three months of 2013 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $1.9 million payable on each of June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2013, the Company was in full compliance with its covenants.

At March 31, 2013, the utilized portion of this credit facility was $95.0 million in borrowings on the term loan facility, $74.1 million of borrowings on the revolving credit facility, and $15.4 million in outstanding letters of credit. The portion of the term loan that is due within one year is $7.5 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of March 31, 2013, based on the calculation of the maximum consolidated leverage ratio, $135.5 million of the Company’s revolving credit facility was available. At March 31, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.20%, 3.25% and 0.09%, respectively. As of March 31, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.95%.

In 2011 and 2012, the Company’s’ former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7.6 million and $5.0 million respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor of the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender. Due to legal restrictions in China, the Company was required to escrow the loan pay off in US dollars with an affiliate of the lender. When the appropriate Chinese legal approvals are received, the escrow amounts will be released to our former subsidiaries, converted to Renminbi and paid directly to the lender in order to liquidate the Renminbi loans.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea. United States residual taxes have been provided on unremitted earnings through March 31, 2013. In April 2013 a distribution of approximately $12.0 million was made from South Korea to the U.S.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at March 31, 2013 was approximately $110.0 million. While we have not determined the total United States and foreign tax liabilities on such repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2013, the Company has paid $1.3 million of taxes on domestic and international income. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2013. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets. In addition to the amounts recorded in 2013, the Company expects to incur an additional $1.0 million to $3.0 million of charges in the second quarter of 2013 with respect to our restructuring program.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million which expired on April 25, 2013. The Company did not acquire any shares under the program for the three months ended March 31, 2013. Through March 31, 2013, the Company has repurchased 14.0 million shares for a total repurchase of $107.3 million at an average price of $7.67 per share.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures . ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2013. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$72,476	$—	$72,476
U.S. and foreign government obligations	—	5,184	—	5,184
Bankers’ acceptances	—	8,555	—	8,555
Foreign exchange contracts	—	93	—	93

Total Assets	$—	$86,308	$—	$86,308

Liabilities:
Foreign exchange contracts	$—	$12	$—	$12
Lease exit liabilities	—	—	18,322	18,322

Total Liabilities	$—	$12	$18,322	$18,334

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	—	70	—	70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

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

The changes in the fair value of the Level 3 liabilities are as follows (dollars in thousands):

	Lease Exit Liability
	Three months ended March 31,
	2013	2012
Balance, Beginning of Period	$14,233	$14,938
Expense	6,011	4,145
Cash Payments and changes in fair value	(1,922)	(1,091)

Balance, End of Period	$18,322	$17,992

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 12 - Financing Agreements in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.), which approximates fair value due to the debt bearing fluctuating market interest rates.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies , of the Notes to Consolidated Financial Statements, included in “ Item 8, Financial Statements and Supplementary Data “, of our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Internet Advertising & Fees. Our Internet Advertising & Fees segment primarily earns revenue from the display of advertisements on the Monster network of websites, “click-throughs” on text based links, leads provided to advertisers and subscriptions to premium services. We recognize revenue for online advertising as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers

Fair Value Measurements

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

Asset Impairment

Business Combinations, Goodwill and Intangible Assets: We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business on the completion date of an acquisition.

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has three reporting units which are the equivalent to our three operating segments: Careers-North America, Careers-International, and Internet Advertising & Fees. In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

For the annual goodwill impairment test performed in the fourth quarter of 2012, each of the Careers-International and the Internet Advertising and Fees reporting units had fair value that substantially exceeded its carrying value.

For the Careers-North America report unit, the Company calculated, using a discount rate of 15% and a terminal growth rate of 4%, that the estimated fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $594.1 million as of December 31, 2012. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes . Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of taxable temporary items, projected future taxable income, tax planning strategies and recent financial operations.

Assumptions used in making this evaluation require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. When we determine that we are not able to realize our recorded deferred tax assets, an increase in the valuation allowance is recorded, decreasing earnings in the period in which such determination is made.

Our interim provisions for income taxes are measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Stock Compensation . Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards and measure non-vested stock awards using the fair market value of our common stock on the date the award is approved. For certain 2008 awards, which were market-based grants, we estimated the fair value of the award utilizing a Monte Carlo simulation model. We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers.

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

Equity Investments

Gains and losses in equity interest for the three months ended March 31, 2013, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and reported significant items reclassified out of AOCI in the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “ Quantitative and Qualitative Disclosures About Market Risk ,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

FOREIGN EXCHANGE RISK

During the three months ended March 31, 2013, revenue from our international operations accounted for 37% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates on our operations for the three months ended March 31, 2013 was not material compared to the three months ended March 31, 2012.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at March 31, 2013 of $127.5 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $6.4 million, $12.8 million and $25.5 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2013, our cumulative translation adjustment account decreased by $37.0 million, attributable to $13.9 million of favorable net foreign currency movements, primarily of changes in the U.S. dollar against the British Pound, Euro, Korean Won, and the Chinese Renminbi as well as $23.1 million of cumulative currency translation adjustments being reclassified to loss from discontinued operations. Please see Note 6 - Changes in Other Comprehensive Income in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

INTEREST RATE RISK

Credit Facilities

As of March 31, 2013, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the first quarter of 2013, we would have had $320.0 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended March 31, 2013. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on March 31, 2013, we would have had $169.1 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.4 million for the three months ended March 31, 2013. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.3 million for the three months ended March 31, 2013.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2012, Data Carriers, LLC filed suit against the Company for allegedly infringing a patent relating to a system for monitoring and automating the use of a computer. The lawsuit, entitled Data Carriers, LLC v. Monster Worldwide, Inc. (Civil Action No.12-940), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. A settlement agreement has now been executed by all relevant parties and on April 18, 2013, the Court entered an Order dismissing the action with prejudice.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: May 2, 2013	By:	/s/ Salvatore Iannuzzi
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: May 2, 2013	By:	/s/ James M. Langrock
James M. Langrock
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: May 2, 2013	By:	/s/ Michael B. McGuinness
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