Form 10-Q
period 2013-06-30
MONSTER WORLDWIDE, INC.
filed 2013-08-01
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2013
Common Stock	113,034,450

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$200,058	$224,577	$412,044	$458,327

Salaries and related	89,467	99,812	187,042	212,124
Office and general	52,262	57,945	103,394	110,453
Marketing and promotion	43,394	51,426	92,661	100,724
Restructuring and special charges	6,828	1,015	19,995	25,283
Recovery of restitution award from former executive	—	—	—	(5,350)

Total operating expenses	191,951	210,198	403,092	443,234

Operating income	8,107	14,379	8,952	15,093
Interest and other, net	(1,357)	(1,189)	(2,625)	(2,652)

Income before income taxes and loss in equity interests	6,750	13,190	6,327	12,441
(Provision for) benefit from income taxes	(2,366)	(3,930)	9,633	10,374
Loss in equity interests, net	(245)	(255)	(703)	(455)

Income from continuing operations	4,139	9,005	15,257	22,360
Loss from discontinued operations, net of tax	(759)	(4,203)	(6,893)	(13,816)

Net income	$3,380	$4,802	$8,364	$8,544

Basic earnings per share:
Income from continuing operations	$0.04	$0.08	$0.14	$0.20
Loss from discontinued operations, net of tax	(0.01)	(0.04)	(0.06)	(0.12)

Basic earnings per share	$0.03	$0.04	$0.08	$0.07

Diluted earnings per share:
Income from continuing operations	$0.04	$0.08	$0.14	$0.19
Loss from discontinued operations, net of tax	(0.01)	(0.04)	(0.06)	(0.12)

Diluted earnings per share	$0.03	$0.04	$0.07	$0.07

Weighted average shares outstanding:
Basic	110,932	112,937	111,166	114,568
Diluted	111,937	114,038	112,419	115,825
Net income	$3,380	$4,802	$8,364	$8,544
Other comprehensive loss:
Foreign currency translation adjustments, net	(9,139)	(33,217)	(46,138)	(17,737)

Comprehensive loss	$(5,759)	$(28,415)	$(37,774)	$(9,193)

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,333	$148,185
Accounts receivable, net of allowance for doubtful accounts of $4,240 and $3,925, respectively	309,064	335,905
Prepaid and other	73,853	73,861
Current assets of discontinued operations	—	21,702

Total current assets	462,250	579,653

Goodwill	873,166	887,271
Property and equipment, net	132,393	147,613
Intangibles, net	26,096	32,583
Other assets	41,307	37,745

Total assets	$1,535,212	$1,684,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$175,335	$181,914
Deferred revenue	329,492	351,546
Current portion of long-term debt and borrowings on revolving credit facilities	8,125	18,264
Current liabilities of discontinued operations	2,522	33,256

Total current liabilities	515,474	584,980
Long-term income taxes payable	52,590	63,465
Long-term debt, less current portion	130,700	145,975
Other long-term liabilities	8,994	10,406

Total liabilities	707,758	804,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 141,357 and 139,836 shares, respectively; outstanding: 108,296 and 111,129 shares, respectively	141	140
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,342,314	1,357,126
Accumulated deficit	(556,025)	(564,389)
Accumulated other comprehensive income	41,024	87,162

Total stockholders’ equity	827,454	880,039

Total liabilities and stockholders’ equity	$1,535,212	$1,684,865

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows provided by operating activities:
Net income	$8,364	$8,544

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,829	34,963
Provision for doubtful accounts	1,432	1,354
Non-cash compensation	12,264	15,753
Loss in equity interests, net	703	455
Non-cash restructuring charges	5,315	6,417
Deferred income taxes	(2,607)	(7,000)
Tax benefit from change in uncertain tax positions	(12,869)	—
Amount reclassified from accumulated other comprehensive income	(23,109)	—
Excess income tax benefit from equity compensation plans	(2,044)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	28,641	5,339
Prepaid and other	15,555	(5,096)
Deferred revenue	(31,242)	(3,771)
Accounts payable, accrued liabilities and other	(25,466)	(28,842)

Total adjustments	(1,598)	19,572

Net cash provided by operating activities	6,766	28,116

Cash flows used for investing activities:
Capital expenditures	(18,388)	(33,251)
Cash funded to and dividends received from equity investee and other	139	(51)

Net cash used for investing activities	(18,249)	(33,302)

Cash flows used for financing activities:
Payments on borrowings on credit facilities	(39,799)	(271,516)
Proceeds from borrowings on credit facilities	17,500	193,355
Payments on term loan	(3,125)	(41,250)
Proceeds from borrowings on term loan	—	100,000
Repurchase of common stock	(23,378)	(58,912)
Tax withholdings related to net share settlements of restricted stock awards and units	(4,987)	(6,039)
Proceeds from the exercise of employee stock options	—	23
Excess tax benefits from equity compensation plans	2,044	—

Net cash used for financing activities	(51,745)	(84,339)
Effects of exchange rates on cash	(5,624)	(3,332)

Net decrease in cash and cash equivalents	(68,852)	(92,857)
Cash and cash equivalents, beginning of period	148,185	250,317

Cash and cash equivalents, end of period	$79,333	$157,460

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,206	$7,692
Cash paid for interest	$3,872	$8,198

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”, “Monster”, “Monster Worldwide”, “we”, “our,” or “us”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments is primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

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

In March 2013, the FASB issued ASU No. 2013-05, which amends the guidance in ASC 830, “Foreign Currency Matters”. ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	110,932	112,937	111,166	114,568
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans	1,005	1,101	1,253	1,257

Diluted weighted average shares outstanding	111,937	114,038	112,419	115,825

Weighted average anti-dilutive common stock equivalents	4,956	5,675	6,008	5,608

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000 which expired on April 25, 2013. During the life of this share repurchase program, the Company repurchased 13,986,349 shares at an average price of $7.67 per share.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of this repurchase program through June 30, 2013, the Company repurchased 4,353,742 shares for a total of $23,291, excluding commissions, at an average price of $5.35 per share.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Non-Vested stock, included in salaries and related	$5,471	$7,429	$12,264	$15,702
Stock options, included in salaries and related	—	—	—	51

Total	$5,471	$7,429	$12,264	$15,753

During the first six months of 2013, the Company granted an aggregate of 1,164,848 RSAs and 266,500 RSUs to approximately 51 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through June 5, 2017, subject to the recipient’s continued employment or service through each applicable vesting date.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Six months ended June 30,
	2013		2012
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	7,639	$10.01	7,432	$13.85
Granted RSAs	1,165	$4.68	3,103	$6.88
Granted RSUs	267	$4.38	1,201	$6.89
Forfeited	(629)	$9.32	(585)	$13.66
Vested	(2,516)	$10.59	(2,393)	$15.35

Non-vested at end of period	5,926	$8.43	8,758	$10.03

As of June 30, 2013, the unrecognized compensation expense related to non-vested stock was $32,230 which is being amortized over the requisite service period on a straight-line basis. The remaining weighted average term over which the unamortized compensation expense will be recognized is 1.5 years.

In connection with the Company’s corporate restructuring programs, the Company accelerated the vesting of 418,333 RSA’s and RSU’s to two former executives in the second quarter of 2013, the expense of which is recorded in restructuring and discontinued operations.

The Company’s stock option activity is as follows (shares in thousands):

	Six months ended June 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	1,029	$29.04	1,560	$24.10
Exercised	—	$—	(3)	$9.11
Forfeited/expired/cancelled	(69)	$20.23	(64)	$27.34

Outstanding at the end of the period	960	$29.68	1,493	$23.97

Options Excercisable at June 30, 2013	960	$29.68	1,493	$23.97

Aggregate intrinsic value of options exercised during the period	$—		$2.00

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options. As of June 30, 2013, all stock options granted have been fully expensed.

5. FAIR VALUE MEASUREMENT

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended June 30, 2013.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$34,130	$—	$34,130
U.S. and foreign government obligations	—	950	—	950
Bankers’ acceptances	—	8,172	—	8,172
Foreign exchange contracts	—	14	—	14

Total Assets	$—	$43,266	$—	$43,266

Liabilities:
Foreign exchange contracts	$—	$151	$—	$151
Lease exit liabilities	—	—	15,817	15,817

Total Liabilities	$—	$151	$15,817	$15,968

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	—	70	—	70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended June 30, 2013, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

Lease Exit Liability
Six months ended June 30, 2013
Balance, Beginning of Period	$14,233
Expense	5,955
Cash Payments and changes in fair value	(4,371)

Balance, End of Period	$15,817

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 12—Financing Agreements), which approximates fair value due to the debt bearing fluctuating market interest rates.

6. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income for the six months ended June 30, 2013 were as follows:

Foreign Currency Translation Adjustments
Beginning balance	$87,162
Other comprehensive loss before reclassifications	(23,029)
Amounts reclassified from accumulated other comprehensive income	(23,109)

Net current period change in accumulated other comprehensive income	(46,138)

Ending balance	$41,024

Amounts reclassified from accumulated other comprehensive income to income were as follows:

Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	Three months ended June 30, 2013	Six months ended June 30, 2013
Foreign currency translation adjustments
Sale of foreign entity	Loss from discontinued operations, net of tax	$—	$(23,109)

Total reclassifications		$—	$(23,109)

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company typically receives a dividend once a year from this investment. The Company received a dividend of $658 in the first quarter of 2013 and a dividend of $728 in the second quarter of 2012. The carrying value of the investment was $87 and $533 as of June 30, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the six months ended June 30, 2013 and 2012, the Company expended an additional $1,519 and $779, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $142 and $29 as of June 30, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

Income and loss in equity interests are as follows by equity investment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Finland	$90	$151	$211	$374
Australia	(335)	(406)	(914)	(829)

Loss in equity interests, net	$(245)	$(255)	$(703)	$(455)

8. RESTRUCTURING AND OTHER SPECIAL CHARGES

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through December 31, 2012, the Company notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. The Company will not incur any new charges in the future relating to this program.

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances:

	Accrual at December 31, 2012	Cash Payments	Accrual at June 30, 2013
Workforce reduction	$1,191	$(386)	$805
Consolidation of office facilities	3,938	(973)	2,965
Other costs and professional fees	49	(26)	23

Total	$5,178	$(1,385)	$3,793

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 9—Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through June 30, 2013, the Company has notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company does not expect to incur significant additional charges in future periods relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances:

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at June 30, 2013
Workforce reduction	$11,902	$9,645	$(14,338)	$(1,821)	$5,388
Consolidation of office facilities	—	6,028	(1,193)	—	4,835
Impairment of assets	—	3,494	—	(3,494)	—
Other costs and professional fees	83	828	(556)	—	355

Total	$11,985	$19,995	$(16,087)	$(5,315)	$10,578

9. DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the three and six months ended June 30, 2013, the Company recorded additional costs of $120 and $2,218, respectively, which was primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $0 and $541 related to discontinued operations in Latin America and Turkey for the three months and six months ended June 30, 2013, respectively. Accordingly, the Company recorded a net loss from discontinued operations, net of tax, of $120 and $1,677 for the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally the Company recorded a tax benefit of $4,041 related to Careers-China in the first quarter of 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $639 and $5,216 in the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue	$—	$12,424	$2,399	$24,750

Loss from discontinued operations, net of tax	$759	$4,203	$6,893	$13,816

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

	June 30,	December 31,
	2013	2012
Accounts receivable net of doubtful accounts of $796 at December 31, 2012	$—	$7,884
Prepaid and other	—	3,932
Property and equipment, net	—	9,886

Total assets of discontinued operations	$—	$21,702

Accounts payable, accrued expenses and other current liabilities	$2,522	$19,924
Deferred revenue	—	13,332

Total liabilities of discontinued operations	$2,522	$33,256

10. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2013	December 31, 2012
Capitalized software costs	$189,670	$186,538
Furniture and equipment	22,641	24,359
Leasehold improvements	40,610	45,184
Computer and communications equipment	184,556	191,377

	437,477	447,458
Less: accumulated depreciation	305,084	299,845

Property and equipment, net	$132,393	$147,613

Depreciation expense was $12,644 and $25,644 for the three and six months ended June 30, 2013, respectively. Depreciation expense was $12,867 and $25,649 for the three and six months ended June 30, 2012, respectively.

11. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income) of our derivatives at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	8,664	July 2013	14
Foreign currency exchange forwards	Accrued expenses and other current liabilities	19,963	July 2013	(151)

Total Derivative Instruments		$28,627		$(137)

	December 31, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,604	January 2013	36
Foreign currency exchange forwards	Accrued expenses and other current liabilities	40,483	January 2013	(70)

Total Derivative Instruments		$56,087		$(34)

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Realized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts
		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Foreign currency exchange forwards	Interest and Other, net	$(97)	$(185)	$(123)	$273
	Discontinued Operations	162	—	162	—

		$65	$(185)	$39	$273

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

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,875 payable on each of September 30, 2013, December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, and compliance with environmental laws. As of June 30, 2013, the Company was in full compliance with its covenants.

At June 30, 2013, the utilized portion of this credit facility was $93,125 in borrowings on the term loan facility, $45,700 of borrowings on the revolving credit facility, and $994 in outstanding letters of credit. The portion of the term loan that is due within one year is $8,125 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of June 30, 2013, based on the calculation of the maximum consolidated leverage ratio, $178,306 of the Company’s revolving credit facility was available. At June 30, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.07%, respectively. As of June 30, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.94%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7,574 and $5,049, respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor on the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender and on June 13, 2013, these loans were liquidated in full.

13. INCOME TAXES

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit during the six months ended June 30, 2013 was increased by approximately $12,707 of discrete items, consisting primarily of a tax benefit of $12,869 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the six months ended June 30, 2013 the Company recognized previously unrecognized tax positions of $11,846 which on a net of tax basis impacted the effective rate by $11,655. The Company also reversed accrued interest on unrecognized tax positions of $2,006, which impacted the effective tax rate by $1,214. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes. These reversals occurred in the quarter ended March 31, 2013.

Included in the loss from discontinued operations in the six months ended June 30, 2013 and June 30, 2012 is an income tax benefit of $4,582 and $2,588, respectively.

The tax benefit for the six months ended June 30, 2012 was increased by $12,400 of discrete items, consisting primarily of $15,000 of a tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances and accruals of interest on tax liabilities. In addition, as a result of settlements and adjustments to estimated tax liabilities in the three months ended June 30, 2012 the company recognized $1,015 of previously unrecognized tax benefits which on a net of tax basis impacted the effective tax rate by $660. The Company also reversed accrued interest related to unrecognized tax benefits of $966 which on a net of tax basis impacted the effective tax rate by $584. The total benefit reflected in the second quarter of 2012 income tax provision due to reversals of tax and interest was $1,244.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $52,590 and $63,465 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

14. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 9—Discontinued Operations.

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Careers – North America	$109,717	$116,189	$225,652	$235,963
Careers – International	72,102	88,845	149,821	183,440
Internet Advertising & Fees	18,239	19,543	36,571	38,924

Revenue	$200,058	$224,577	$412,044	$458,327

Operating Income
Careers – North America	$19,272	$14,911	$31,695	$18,110
Careers – International	(6,054)	6,336	(15,045)	9,217
Internet Advertising & Fees	6,312	5,307	12,574	8,575

	19,530	26,554	29,224	35,902
Corporate expenses	(11,423)	(12,175)	(20,272)	(20,809)

Operating Income	$8,107	$14,379	$8,952	$15,093

Depreciation and Amortization
Careers – North America	$8,663	$8,913	$17,465	$17,797
Careers – International	5,788	5,381	11,778	10,654
Internet Advertising & Fees	1,107	1,487	2,248	3,018

	15,558	15,781	31,491	31,469
Corporate expenses	167	171	338	348

Depreciation and Amortization	$15,725	$15,952	$31,829	$31,817

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restructuring and Other Special Charges
Careers – North America	$1,546	$159	$9,537	$14,329
Careers – International	2,775	516	7,866	8,712
Internet Advertising & Fees	256	75	341	1,158
Corporate expenses	2,251	265	2,251	1,084

Restructuring and Other Special Charges	$6,828	$1,015	$19,995	$25,283

Revenue by Geographic Region (a)
United States	$123,767	$129,840	$252,846	$263,169
International	76,291	94,737	159,198	195,158

Revenue	$200,058	$224,577	$412,044	$458,327

			June 30, 2013	December 31, 2012
Long-lived Assets by Geographic Region (b)
United States			$95,149	$103,112
International			37,244	44,501

Total Long-Lived Assets			$132,393	$147,613

Total Assets by Segment
Careers – North America			$851,015	$875,868
Careers – International			369,290	456,354
Internet Advertising & Fees			168,009	166,796
Corporate			28,075	25,934
Shared assets (c)			118,823	138,211
Discontinued operations			—	21,702

Total Assets			$1,535,212	$1,684,865

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets include property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

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

In June 2013, Lumen View Technology, LLC filed suit against the Company for allegedly infringing a patent relating to a system and method for facilitating multilateral decision making. The lawsuit, entitled Lumen View Technology LLC v. Monster Worldwide, Inc. (Civil Action No. 13-cv-1043), was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at June 30, 2013:

	Operating Leases	Estimated Sublease Income
2013 (remainder)	$20,609	$1,592
2014	37,918	1,481
2015	28,620	1,665
2016	21,518	2,822
2017	19,449	2,920
Thereafter	39,107	9,616

Total	$167,221	$20,096

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2013, and the related consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 1, 2013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”, “Monster”, “Monster Worldwide”, “we”, “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the SEC. Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better, matching job seekers to opportunities via digital, social and mobile solutions including monster.com ®, our flagship website, and employers to the best talent using a vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network. Today, with a local presence in more than 40 countries, we provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. We offer our unique 6Sense ® search technology to allow job seekers and employers to quickly find a precise match. Increasingly important, our Career Ad Network ®, which is a recruitment-focused online advertising network, reaches, on average, 107 million internet users globally each month.

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

In 2008, we acquired Trovix Inc., a business that provides career-related products and services that utilize advanced search technology, focusing on key attributes such as skills, work history and education. Our patented 6Sense semantic search and matching technology, which is based upon Trovix technology, is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Power Resume Search ® (“PRS”) is available to customers in North America, Germany, the United Kingdom, France and the Netherlands. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how seekers explore, find and apply for jobs. We introduced our cloud based search product SeeMore ® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. In 2012, SeeMore was named one of the top products of the year by Human Resource Executive magazine.

Our Career Ad Network (“CAN”) is a recruitment-focused online advertising network. Globally CAN reaches, on average, 107 million internet users each month. Monster offers this product to customers in North America, major markets in Europe, and in Australia. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. The value proposition to our customers is to find better quality candidates at a cost-effective price. We continue to improve our efficiency in acquiring audiences that our customers seek to reach. We expect to increase customer adoption in the core markets we currently serve.

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

We recognize that some job seekers prefer social media as their primary way of interacting with the professional world. In order to provide these customers with an enhanced social media method for job seeking, in June 2011, we launched BeKnown ® , a professional networking application available on the Facebook platform to extend our global reach and leverage the world’s most popular global social network. Today, Monster users build their network through other users on Monster and connections on Facebook.

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

We continue to actively and aggressively support the Monster brand in our core markets through strategic investments in both online and offline advertising and promotion. Our advertising and promotion activities are designed to drive quality visitors to monster.com and our affiliated online properties. We have centralized our media purchases and changed the timing of our media buying to receive beneficial rates, resulting in greater efficiencies for our marketing expenditures. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and this continued into the first half of 2013. More importantly, the conversion of that traffic into quality job applies has increased significantly.

The Company announced the exploration of strategic alternatives in March 2012. The review was designed to consider a number of internal options as well as the potential sale of the Company in order to enhance shareholder value. As part of that review, the Company has consummated the sale of Careers-China, exited unprofitable businesses in Brazil, Mexico and Turkey and substantially completed a restructuring to reduce operating expenses. The strategic alternatives review also included a comprehensive analysis of the Company’s competitive position and concluded that the product portfolio powered by semantic search offers a compelling value proposition. As a result, the Company is developing a number of key initiatives that are expected to be introduced in the coming months. Active discussions regarding the potential sale of the Company were concluded during the second quarter. The Company’s Board of Directors continues to evaluate all opportunities to maximize value for shareholders, including the present focus on the execution of Monster’s strategy.

Restructuring Programs and Discontinued Operations

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets.

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. In connection with this program, the Company notified approximately 325 associates and approximately 60 associates voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

The Company incurred $26.2 million of expenses associated with this restructuring since the program’s inception. We completed all of the initiatives associated with this restructuring in the first quarter of 2013, and the Company will not incur any new charges in the future relating to this program.

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

Through June 30, 2013, the Company has notified approximately 400 associates in North America and Europe (excluding discontinued operations) and has incurred $34.7 million of charges, $14.7 million of which was recorded in the fourth quarter of 2012. The Company does not expect to incur significant additional charges in future periods relating to this program.

Discontinued Operations

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the three and six months ended June 30, 2013, the Company recorded additional costs of $0.1 million and $2.2 million, respectively, which was primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $0 and $0.5 million related to discontinued operations in Latin America and Turkey for the three months and six months ended June 30, 2013, respectively. Accordingly, the Company recorded a net loss from discontinued operations, net of tax, of $0.1 million and $1.7 million for the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23.1 million of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally the Company recorded a tax benefit of $4.0 million related to Careers-China in the first quarter of 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $0.6 million and $5.2 million in the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9—Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

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

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	44.7%	44.4%	45.4%	46.3%
Office and general	26.1%	25.8%	25.1%	24.1%
Marketing and promotion	21.7%	22.9%	22.5%	22.0%
Restructuring and special charges	3.4%	0.5%	4.9%	5.5%
Recovery of restitution award from former executive	0.0%	0.0%	0.0%	(1.2%)

Total operating expenses	95.9%	93.6%	97.9%	96.7%

Operating income	4.1%	6.4%	2.2%	3.3%
Interest and other, net	(0.7%)	(0.5%)	(0.6%)	(0.6%)

Income before income taxes and loss in equity interests	3.4%	5.9%	1.6%	2.7%
(Provision for) benefit from income taxes	(1.2%)	(1.7%)	2.3%	2.3%
Loss in equity interests, net	(0.2%)	(0.1%)	(0.2%)	(0.1%)

Income from continuing operations	2.0%	4.1%	3.7%	4.9%

The Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$200,058	100.0%	$224,577	100.0%	$(24,519)	(10.9%)

Salaries and related	89,467	44.7%	99,812	44.4%	(10,345)	(10.4%)
Office and general	52,262	26.1%	57,945	25.8%	(5,683)	(9.8%)
Marketing and promotion	43,394	21.7%	51,426	22.9%	(8,032)	(15.6%)
Restructuring and other special charges	6,828	3.4%	1,015	0.5%	5,813	572.7%

Total operating expenses	191,951	95.9%	210,198	93.6%	(18,247)	(8.7%)

Operating income	$8,107	4.1%	$14,379	6.4%	$(6,272)	(43.6%)

Our consolidated revenue decreased by $24.5 million (10.9%) in the second quarter of 2013 compared to the same period of 2012. Our Careers-International segment decreased $16.7 million, or 18.8%, primarily due to significant weakness in Europe. Our Careers-North America segment experienced a $6.5 million or 5.6% decrease mainly due to decreased revenue from our field sales customers, partially offset by increased business activity from our government and ecommerce sectors. These decreases in our consolidated Careers segments were primarily due to continuing global economic uncertainty as our customers’ hiring requirements have been reduced and therefore they continue to be extremely conservative in controlling their recruiting budgets. However, we are seeing customer demand stabilizing in certain geographies, particularly the United States, Germany and the United Kingdom.

Further, the Company’s recent restructuring will allow the Company to concentrate its resources on our largest and most profitable core markets and continue strengthening its traffic position. According to comScore Media Metrix, Monster held the leading traffic position in the United States in the Career Services and Development category throughout the majority of 2012 and this continued into the first half of 2013.

Salaries and related expenses decreased $10.3 million (10.4%) in the second quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs and decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $5.7 million (9.8%) in the second quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses, legal fees and consulting fees associated with the review of strategic alternatives.

Marketing and promotion expenses decreased $8.0 million (15.6%) in the second quarter of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and the first six months of 2013. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to Monster.com and our affiliate sites.

For the three months ended June 30, 2013, we incurred $6.8 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012.

Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9—Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Our consolidated operating income, excluding discontinued operations, was $8.1 million in the second quarter of 2013, compared to an operating income of $14.4 million in the second quarter of 2012, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$109,717	100.0%	$116,189	100.0%	$(6,472)	(5.6%)

Salaries and related	41,994	38.3%	45,033	38.8%	(3,039)	(6.7%)
Office and general	24,149	22.0%	26,176	22.5%	(2,027)	(7.7%)
Marketing and promotion	22,756	20.7%	29,910	25.7%	(7,154)	(23.9%)
Restructuring and other special charges	1,546	1.4%	159	0.1%	1,387	872.3%

Total operating expenses	90,445	82.4%	101,278	87.2%	(10,833)	(10.7%)

Operating income	$19,272	17.6%	$14,911	12.8%	$4,361	29.2%

Our Careers—North America segment revenue experienced a $6.5 million (5.6%) decrease due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our ecommerce and government sectors. The employment market in the United States continues to be challenging as the economic and political environment remains mixed and uncertain, however we are seeing stabilization and our growth in the ecommerce sector is encouraging as this channel is often an early indicator of future activity.

Salaries and related expenses decreased $3.0 million, or 6.7%, in the second quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $2.2 million of decreased regular salary costs as a result of our restructuring programs and $1.1 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $2.0 million, or 7.7%, in the second quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $0.8 million and decreased occupancy costs of $0.8 million resulting from our restructuring programs.

Marketing and promotion expenses decreased $7.2 million, or 23.9%, in the second quarter of 2013 compared to the same period of 2012. This decrease in marketing and promotion expenses resulted primarily from a focused and efficient spending program and concentration on effective and productive investments in the second quarter of 2013. This efficient spending is supported by Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and into the first six months of 2013.

The Company incurred $1.5 million of restructuring and other special charges in the second quarter of 2013, comprised primarily of asset write downs.

Our Careers—North America operating income was $19.3 million in the second quarter of 2013, compared to operating income of $14.9 million in the second quarter of 2012, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$72,102	100.0%	$88,845	100.0%	$(16,743)	(18.8%)

Salaries and related	36,494	50.6%	41,021	46.2%	(4,527)	(11.0%)
Office and general	20,304	28.2%	21,882	24.6%	(1,578)	(7.2%)
Marketing and promotion	18,583	25.8%	19,090	21.5%	(507)	(2.7%)
Restructuring and other special charges	2,775	3.8%	516	0.6%	2,259	437.8%

Total operating expenses	78,156	108.4%	82,509	92.9%	(4,353)	(5.3%)

Operating (loss) income	$(6,054)	-8.4%	$6,336	7.1%	$(12,390)	(195.5%)

Our Careers-International segment revenue decreased $16.7 million, or 18.8%, in the second quarter of 2013 compared to the same period of 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 22.3% compared to 2012, primarily in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continue to be impacted by the global economic uncertainty with revenue declines of 8.4% compared to the second quarter of 2012.

Salaries and related expenses decreased $4.5 million, or 11.0%, in the second quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $2.8 million in regular salary and other headcount related costs due to our restructuring program and $0.8 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $1.6 million, or 7.2%, in the second quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $1.3 million.

Marketing and promotion expenses decreased $0.5 million, or 2.7%, in the second quarter of 2013 compared to the same period of 2012. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the second quarter of 2013, we incurred $2.8 million of restructuring and other special charges comprised mainly of severance and asset write downs.

Our Careers-International operating loss was $6.1 million in the second quarter of 2013, compared to operating income of $6.3 million in the second quarter of 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Three months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$18,239	100.0%	$19,543	100.0%	$(1,304)	(6.7%)

Salaries and related	6,230	34.2%	8,079	41.3%	(1,849)	(22.9%)
Office and general	3,393	18.6%	4,200	21.5%	(807)	(19.2%)
Marketing and promotion	2,048	11.2%	1,882	9.6%	166	8.8%
Restructuring and other special charges	256	1.4%	75	0.4%	181	241.3%

Total operating expenses	11,927	65.4%	14,236	72.8%	(2,309)	(16.2%)

Operating income	$6,312	34.6%	$5,307	27.2%	$1,005	18.9%

Revenue in our Internet Advertising & Fees segment decreased $1.3 million, or 6.7%, in the second quarter of 2013 compared to the same period of 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in the second quarter of 2013.

Salaries and related expenses decreased $1.8 million, or 22.9%, in the second quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $1.4 million in regular salary costs due to our restructuring program.

Office and general expenses decreased $0.8 million, or 19.2%, in the second quarter of 2013 compared to the same period in 2012. This decrease in office and general expenses resulted primarily from across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $6.3 million in the second quarter of 2013, compared to operating income of $5.3 million in the second quarter of 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended June 30, 2013 and 2012 resulted in an expense of $1.4 million and $1.2 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended June 30,
	2013	2012	Change in Dollars	Percentage Change
Income before income taxes	$6,750	$13,190	$(6,440)	(48.8%)

Income taxes	$2,366	$3,930	$(1,564)	(39.8%)

Effective tax rate	35.1%	29.8%

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

Included in the loss from discontinued operations in the three months ended June 30, 2013 and June 30, 2012 is an income tax benefit of $0 and $1.3 million, respectively.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at June 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $52.6 million and $63.5 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Loss from discontinued operations, net of tax

For the three months ended June 30, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $0.8 million and $4.2 million respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented.

Net Income

Our consolidated net income was $3.4 million in the second quarter of 2013, compared to net income of $4.8 million in the second quarter of 2012, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the second quarter of 2013 was $0.03 compared to diluted income per share of $0.04 in the second quarter of 2012. Diluted weighted average shares outstanding for the three months ended June 30, 2013 and 2012 was 111.9 million shares and 114.0 million shares, respectively. During the three months ended June 30, 2013, the Company repurchased 4.4 million shares as part of its previously announced share repurchase program.

The Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income are as follows (excluding discontinued operations) (dollars in thousands):

	Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$412,044	100.0%	$458,327	100.0%	$(46,283)	(10.1%)

Salaries and related	187,042	45.4%	212,124	46.3%	(25,082)	(11.8%)
Office and general	103,394	25.1%	110,453	24.1%	(7,059)	(6.4%)
Marketing and promotion	92,661	22.5%	100,724	22.0%	(8,063)	(8.0%)
Restructuring and other special charges	19,995	4.9%	25,283	5.5%	(5,288)	(20.9%)
Recovery of restitution award from former executive	—	0.0%	(5,350)	(1.2%)	5,350	(100.0%)

Total operating expenses	403,092	97.8%	443,234	96.7%	(40,142)	(9.1%)

Operating income	$8,952	2.2%	$15,093	3.3%	$(6,141)	(40.7%)

Our consolidated revenue decreased by $46.3 million (10.1%) in the first six months of 2013 compared to the same period of 2012. Our Careers-International segment decreased $33.6 million, or 18.3%, primarily due to significant weakness in Europe. Our Careers-North America segment experienced a $10.3 million or 4.4% decrease mainly due to decreased revenue from our field sales customers, partially offset by increased business activity from our government and ecommerce sectors.

Salaries and related expenses decreased $25.1 million (11.8%) in the first six months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs and decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $7.1 million (6.4%) in the first six months of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses, legal fees, and occupancy costs as a result of our restructuring programs.

Marketing and promotion expenses decreased $8.1 million (8.0%) in the first six months of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and the first six months of 2013. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to Monster.com and our affiliate sites.

For the six months ended June 30, 2013, we incurred $20.0 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012.

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

Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9—Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Our consolidated operating income, excluding discontinued operations, was $9.0 million in the first six months of 2013, compared to an operating income of $15.1 million in the first six months of 2012, as a result of the factors discussed above.

Careers—North America

The operating results of our Careers—North America segment are as follows (dollars in thousands):

	Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$225,652	100.0%	$235,963	100.0%	$(10,311)	(4.4%)

Salaries and related	86,571	38.4%	95,439	40.4%	(8,868)	(9.3%)
Office and general	48,747	21.6%	52,024	22.0%	(3,277)	(6.3%)
Marketing and promotion	49,102	21.8%	56,061	23.8%	(6,959)	(12.4%)
Restructuring and other special charges	9,537	4.2%	14,329	6.1%	(4,792)	(33.4%)

Total operating expenses	193,957	86.0%	217,853	92.3%	(23,896)	(11.0%)

Operating income	$31,695	14.0%	$18,110	7.7%	$13,585	75.0%

Our Careers—North America segment revenue experienced a $10.3 million (4.4%) decrease due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our ecommerce and government sectors. The employment market in the United States continues to be challenging as the economic and political environment remains mixed and uncertain.

Salaries and related expenses decreased $8.9 million, or 9.3%, in the first six months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $6.6 million of decreased regular salary costs and other headcount related costs as a result of our restructuring programs and $4.1 million of variable compensation costs for the Company’s sales force.

Office and general expenses decreased $3.3 million, or 6.3%, in the first six months of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $1.7 million and decreased occupancy costs of $1.3 million resulting from our restructuring programs.

Marketing and promotion expenses decreased $7.0 million (12.4%) in the first six months of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and the first six months of 2013. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to Monster.com and our affiliate sites.

The Company incurred $9.5 million of restructuring and other special charges in the first six months of 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs.

Our Careers—North America operating income was $31.7 million in the first six months of 2013, compared to operating income of $18.1 million in the first six months of 2012, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$149,821	100.0%	$183,440	100.0%	$(33,619)	(18.3%)

Salaries and related	76,234	50.9%	84,761	46.2%	(8,527)	(10.1%)
Office and general	40,780	27.2%	41,008	22.4%	(228)	(0.6%)
Marketing and promotion	39,986	26.7%	39,742	21.7%	244	0.6%
Restructuring and other special charges	7,866	5.3%	8,712	4.7%	(846)	(9.7%)

Total operating expenses	164,866	110.0%	174,223	95.0%	(9,357)	(5.4%)

Operating (loss) income	$(15,045)	-10.0%	$9,217	5.0%	$(24,262)	(263.2%)

Our Careers-International segment revenue decreased $33.6 million, or 18.3%, in the first six months of 2013 compared to the same period of 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 21.2% compared to 2012, primarily in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continue to be impacted by the global economic uncertainty with revenue declines of 9.4% compared to the first six months of 2012.

Salaries and related expenses decreased $8.5 million, or 10.1%, in the first six months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $5.5 million in regular salary costs due to our restructuring program and $1.7 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses were relatively flat in the first six months of 2013 compared to the same period of 2012.

Marketing and promotion was relatively flat in the first six months of 2013 compared to the same period of 2012. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the first six months of 2013, we incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012.

Our Careers-International operating loss was $15.0 million in the first six months of 2013, compared to operating income of $9.2 million in the same period of 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$36,571	100.0%	$38,924	100.0%	$(2,353)	(6.0%)

Salaries and related	13,294	36.4%	16,923	43.5%	(3,629)	(21.4%)
Office and general	6,804	18.6%	8,662	22.3%	(1,858)	(21.5%)
Marketing and promotion	3,558	9.7%	3,606	9.3%	(48)	(1.3%)
Restructuring and other special charges	341	0.9%	1,158	3.0%	(817)	(70.6%)

Total operating expenses	23,997	65.6%	30,349	78.0%	(6,352)	(20.9%)

Operating income	$12,574	34.4%	$8,575	22.0%	$3,999	46.6%

Revenue in our Internet Advertising & Fees segment decreased $2.4 million, or 6.0%, in the first six months of 2013 compared to the same period of 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in the first six months of 2013.

Salaries and related expenses decreased $3.6 million, or 21.4%, in the first six months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $2.8 million in regular salary costs and variable compensation costs due to our restructuring programs.

Office and general expenses decreased $1.9 million, or 21.5%, in the first six months of 2013 compared to the same period in 2012. This decrease in office and general expenses resulted primarily from across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $12.6 million in the first six months of 2013, compared to operating income of $8.6 million in the same period of 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the six months ended June 30, 2013 and 2012 resulted in an expense of $2.6 million and $2.7 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes are as follows (excluding discontinued operations) (dollars in thousands):

	Six months ended June 30,
	2013	2012	Change in Dollars	Percentage Change
Income before income taxes	$6,327	$12,441	$(6,114)	(49.1%)

Benefit from Income taxes	$(9,633)	$(10,374)	$741	(7.1%)

Effective tax rate	na	na

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of valuation allowances. The tax benefit for the six months ended June 30, 2013 was increased by $12.7 million of discrete items, consisting primarily of $12.9 million due to reversals of uncertain tax positions and accrued interest in the first quarter of 2013. Other discrete items affecting the recorded tax provision include accruals of interest on uncertain tax positions and valuation allowances on tax losses in certain tax jurisdictions.

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

Included in the loss from discontinued operations in the six months ended June 30, 2013 and June 30, 2012 is an income tax benefit of $4.6 million and $2.6 million, respectively.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $52.6 million and $63.5 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as zero to $15.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.5 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Loss from discontinued operations, net of tax

For the six months ended June 30, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $6.9 million and $13.8 million respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented.

Net Income

Our consolidated net income was $8.4 million in the first six months of 2013, compared to net income of $8.5 million in the first six months of 2012, as a result of the factors discussed above.

Diluted Income Per Share

Diluted income per share in the first six months of 2013 was $0.07 compared to diluted income per share of $0.07 in the first six months of 2012. Diluted weighted average shares outstanding for the six months ended June 30, 2013 and 2012 was 112.4 million shares and 115.8 million shares, respectively. During the six months ended June 30, 2013, the Company repurchased 4.4 million shares as part of its previously announced share repurchase program.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents:

	June 30,	December 31,	Change in
	2013	2012	Dollars	Percentage
Cash and cash equivalents	$79,333	$148,185	$(68,852)	46.5%

Percentage of total assets	5.2%	8.8%

As of June 30, 2013, we had cash and cash equivalents of $79.3 million, compared to $148.2 million as of December 31, 2012. Our decrease in cash and cash equivalents of $68.9 million in the first six months of 2013 primarily resulted from $18.2 million of cash used for investing activities, $51.7 million of cash used for financing activities, partially offset by $6.8 million of cash provided by operating activities.

Cash Flows

Consolidated cash flows for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30,		Change in
	2013	2012	Dollars	Percentage
Net cash provided by operating activities	$6,766	$28,116	$(21,350)	(75.9%)
Net cash used for investing activities	$(18,249)	$(33,302)	$15,053	(45.2%)
Net cash used for financing actitivies	$(51,745)	$(84,339)	$32,594	(38.6%)
Effects of exchange rates on cash	$(5,624)	$(3,332)	$(2,292)	68.8%

Cash provided by operating activities was $6.8 million for the six months ended June 30, 2013, a decrease of $21.4 million from the $28.1 million of cash provided by operating activities for the six months ended June 30, 2012. This decrease resulted primarily from operating costs associated with our restructuring programs and discontinued operations.

Cash used for investing activities was $18.2 million for the six months ended June 30, 2013, a decrease of $15.1 million from cash used for investing activities of $33.3 million for the six months ended June 30, 2012. This decrease resulted primarily from $14.9 million of decreased capital expenditures.

Cash used for financing activities was $51.7 million for the six months ended June 30, 2013, a decrease of $32.6 million from cash used for financing activities of $84.3 million for the six months ended June 30, 2012. This decrease resulted primarily from the repurchase of $35.5 million less of the Company’s common stock compared to the six months ended June 30, 2012, offset by $6.0 million more in net repayments on borrowings on our term loan and credit facilities.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $1.9 million payable on each of September 30, 2013, December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2013, the Company was in full compliance with its covenants.

At June 30, 2013, the utilized portion of this credit facility was $93.1 million in borrowings on the term loan facility, $45.7 million of borrowings on the revolving credit facility, and $1.0 million in outstanding letters of credit. The portion of the term loan that is due within one year is $8.1 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of June 30, 2013, based on the calculation of the maximum consolidated leverage ratio, $178.3 million of the Company’s revolving credit facility was available. At June 30, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.07%, respectively. As of June 30, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.94%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7.6 million and $5.0 million respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor of the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender and as of June 13, 2013 these loans have been fully liquidated.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be permanently reinvested in foreign operations. The Company evaluates its permanent reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its permanent reinvestment assertion with respect to its subsidiary in South Korea. United States residual taxes have been provided on unremitted earnings through June 30, 2013. In April 2013 a distribution of approximately $12.0 million was made from South Korea to the U.S.

The amount of cash in subsidiaries offshore for which the Company maintains the permanent reinvestment assertion at June 30, 2013 was approximately $67.0 million. While we have not determined the total United States and foreign tax liabilities on such repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2013, the Company has paid $3.2 million of taxes on domestic and international income. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2013. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets. The Company does not expect to incur significant additional charges in future periods relating to restructuring programs.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million which expired on April 25, 2013. The Company repurchased 14.0 million shares for a total repurchase price of $107.3 million at an average price of $7.67 per share in connection with this program.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements, and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended, or discontinued at any time without prior notice. Through June 30, 2013, the Company has repurchased 4.4 million shares for a total of $23.3 million, excluding commissions, at an average price of $5.35 per share.

Fair Value Measurement

The Company values its assets and liabilities using the methods of fair value as described in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counter-party credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended June 30, 2013. The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$34,130	$—	$34,130
U.S. and foreign government obligations	—	950	—	950
Bankers’ acceptances	—	8,172	—	8,172
Foreign exchange contracts	—	14	—	14

Total Assets	$—	$43,266	$—	$43,266

Liabilities:
Foreign exchange contracts	$—	$151	$—	$151
Lease exit liabilities	—	—	15,817	15,817

Total Liabilities	$—	$151	$15,817	$15,968

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	—	70	—	70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

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

The changes in the fair value of the Level 3 liabilities are as follows (in thousands):

Lease Exit Liability
Six months ended June 30, 2013
Balance, Beginning of Period	$14,233
Expense	5,955
Cash Payments and changes in fair value	(4,371)

Balance, End of Period	$15,817

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 12—Financing Agreements to the Company’s financial statements included in Item 1 of this Quarterly Report on Form 10-Q), which approximates fair value due to the debt bearing fluctuating market interest rates.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “ Item 8, Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

For the Careers-North America reporting unit, the Company calculated, using a discount rate of 15% and a terminal growth rate of 4%, that the estimated fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $594.1 million as of December 31, 2012. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable. The Company updated the fair value analysis for the Careers-North America reporting unit as of June 30, 2013 and the estimated fair value would have to be at least 10% less than the computed amount to result in any goodwill impairment charge.

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

Equity Investments

Gains and losses in equity interest for the six months ended June 30, 2013, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk ,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Exchange Risk

During the three months ended June 30, 2013, revenue from our international operations accounted for 38% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates on our operations for the three months ended June 30, 2013 was not material compared to the three months ended June 30, 2012.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at June 30, 2013 of $76.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.8 million, $7.6 million and $15.3 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2013, our cumulative translation adjustment account decreased by $9.1 million, attributable to favorable net foreign currency movements, primarily of changes in the U.S. dollar against the Swedish Krona and Indian Rupee.

Interest Rate Risk

Credit Facilities

As of June 30, 2013, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the second quarter of 2013, we would have had $318.1 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended June 30, 2013. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on June 30, 2013, we would have had $139.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.3 million for the three months ended June 30, 2013. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within six months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.2 million for the three months ended June 30, 2013.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2013, Lumen View Technology, LLC filed suit against the Company for allegedly infringing a patent relating to a system and method for facilitating multilateral decision making. The lawsuit, entitled Lumen View Technology LLC v. Monster Worldwide, Inc. (Civil Action No. 13-cv-1043), was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

A summary of the Company’s repurchase activity for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1 – April 30	—	—	—	$200,000,000
May 1 – May 31	1,100,000	$5.38	1,100,000	$194,079,000
June 1 – June 30	3,253,742	$5.34	3,253,742	$176,709,000

Total	4,353,742		4,353,742

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its common stock. The share repurchase program expires in April 2015.

On April 25, 2013, the Company’s prior $250 million share repurchase program expired. Such prior program was approved by the Company’s Board of Directors on October 25, 2011, and during the life of the program the Company repurchased 13,986,349 shares of common stock at an average price of $7.67 per share.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: August 1, 2013	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 1, 2013	By:	/s / JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: August 1, 2013	By:	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.