Form 10-Q
period 2013-09-30
MONSTER WORLDWIDE, INC.
filed 2013-11-07
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2013
Common Stock	104,872,804

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$196,817	$220,821	$608,861	$679,148

Salaries and related	92,931	98,780	279,973	310,904
Office and general	51,542	60,651	154,936	171,104
Marketing and promotion	38,089	43,099	130,750	143,823
Restructuring and other special charges	—	244	19,995	25,527
Recovery of restitution award from former executive	—	—	—	(5,350)

Total operating expenses	182,562	202,774	585,654	646,008

Operating income	14,255	18,047	23,207	33,140
Interest and other, net	(1,482)	(1,532)	(4,107)	(4,184)

Income before income taxes and loss in equity interests	12,773	16,515	19,100	28,956
(Provision for) benefit from income taxes	(4,480)	24,871	5,153	35,245
Loss in equity interests, net	(119)	(271)	(822)	(726)

Income from continuing operations	8,174	41,115	23,431	63,475
Income (loss) from discontinued operations, net of tax	3,095	(235,354)	(3,798)	(249,170)

Net income (loss)	$11,269	$(194,239)	$19,633	$(185,695)

Basic earnings (loss) per share:
Income from continuing operations	$0.08	$0.37	$0.21	$0.56
Income (loss) from discontinued operations, net of tax	0.03	(2.12)	(0.03)	(2.20)

Basic earnings (loss) per share	$0.11	$(1.75)	$0.18	$(1.64)

Diluted earnings (loss) per share:
Income from continuing operations	$0.08	$0.37	$0.21	$0.55
Income (loss) from discontinued operations, net of tax	0.03	(2.10)	(0.03)	(2.17)

Diluted earnings (loss) per share	$0.11	$(1.73)	$0.18	$(1.62)

Weighted average shares outstanding:
Basic	105,394	111,239	109,221	113,460
Diluted	105,967	112,212	110,247	114,622
Net income (loss)	$11,269	$(194,239)	$19,633	$(185,695)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	21,022	30,278	(25,116)	12,541

Comprehensive income (loss)	$32,291	$(163,961)	$(5,483)	$(173,154)

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,945	$148,185
Accounts receivable, net of allowance for doubtful accounts of $4,292 and $3,925, respectively	298,823	335,905
Prepaid and other	73,801	73,861
Current assets of discontinued operations	—	21,702

Total current assets	459,569	579,653

Goodwill	891,623	887,271
Property and equipment, net	128,409	147,613
Intangibles, net	24,219	32,583
Other assets	40,110	37,745

Total assets	$1,543,930	$1,684,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$151,778	$181,914
Deferred revenue	315,645	351,546
Current portion of long-term debt and borrowings on revolving credit facilities	8,750	18,264
Current liabilities of discontinued operations	2,137	33,256

Total current liabilities	478,310	584,980
Long-term income taxes payable	51,298	63,465
Long-term debt, less current portion	180,200	145,975
Other long-term liabilities	5,752	10,406

Total liabilities	715,560	804,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 141,639 and 139,836 shares, respectively; outstanding: 100,555 and 111,129 shares, respectively	142	140
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	1,310,938	1,357,126
Accumulated deficit	(544,756)	(564,389)
Accumulated other comprehensive income	62,046	87,162

Total stockholders’ equity	828,370	880,039

Total liabilities and stockholders’ equity	$1,543,930	$1,684,865

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows provided by operating activities:
Net income (loss)	$19,633	$(185,695)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,374	52,741
Provision for doubtful accounts	1,750	2,064
Non-cash compensation	17,165	21,582
Loss in equity interests, net	822	726
Non-cash restructuring charges	5,315	6,417
Deferred income taxes	2,218	(294)
Tax benefit from change in uncertain tax positions	(14,355)	(43,193)
Amount reclassified from accumulated other comprehensive income	(23,109)	—
Impairment of goodwill	—	216,221
Excess income tax benefit from equity compensation plans	(4,014)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	41,461	13,341
Prepaid and other	12,184	11,109
Deferred revenue	(47,824)	(28,277)
Accounts payable, accrued liabilities and other	(48,603)	(30,904)

Total adjustments	(10,616)	221,533

Net cash provided by operating activities	9,017	35,838

Cash flows used for investing activities:
Capital expenditures	(24,990)	(46,902)
Cash funded to and dividends received from equity investee and other	(2,499)	(1,349)

Net cash used for investing activities	(27,489)	(48,251)

Cash flows used for financing activities:
Payments on borrowings on credit facilities	(39,799)	(271,802)
Proceeds from borrowings on credit facilities	69,500	221,355
Payments on borrowings on term loan	(5,000)	(42,500)
Proceeds from borrowings on term loan	—	100,000
Repurchase of common stock	(60,782)	(65,611)
Tax withholdings related to net share settlements of restricted stock awards and units	(5,914)	(8,030)
Proceeds from the exercise of employee stock options	—	23
Excess income tax benefit from equity compensation plans	4,014	—

Net cash used for financing activities	(37,981)	(66,565)
Effects of exchange rates on cash	(4,787)	3,764

Net decrease in cash and cash equivalents	(61,240)	(75,214)
Cash and cash equivalents, beginning of period	148,185	250,317

Cash and cash equivalents, end of period	$86,945	$175,103

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,664	$11,732
Cash paid for interest	$5,534	$9,191

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

Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the guidance in Accounting Standard Codification (“ASC”) 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012, for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and reported significant items reclassified out of AOCI in the Notes to Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, which amends the guidance in ASC 830, Foreign Currency Matters. ASU No. 2013-05 addresses the accounting for the cumulative translation adjustment (“CTA”) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This amended guidance is to be applied prospectively and is effective for the Company beginning on January 1, 2014. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, which amends the guidance in ASC 815, Derivatives and Hedging. ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. This amended guidance is to be applied prospectively and is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of the amended accounting guidance has not had, and is not expected to have, a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, which amends the guidance in ASC 740, Income Taxes. ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2013. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

3.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted earnings (loss) per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of earnings (loss) per share due to their anti-dilutive effect.

A reconciliation of shares used in calculating basic and diluted earnings (loss) per share is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	105,394	111,239	109,221	113,460
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans	573	973	1,026	1,162

Diluted weighted-average shares outstanding	105,967	112,212	110,247	114,622

Weighted-average anti-dilutive common stock equivalents	4,487	4,486	5,023	5,234

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000 which expired on April 25, 2013. During the life of this share repurchase program, the Company repurchased 13,986,349 shares at an average price of $7.67 per share.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of this repurchase program through September 30, 2013, the Company repurchased 12,376,240 shares for a total of $60,535, excluding commissions, at an average price of $4.89 per share.

4.	STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, stock options and performance-based RSAs and RSUs. The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company. The Corporate Governance and Nominating Committee of the Company’s Board of Directors approves stock-based compensation awards for all non-employee directors of the Company. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based and performance-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSAs and RSUs vested.

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Non-vested stock, included in salaries and related	$4,901	$5,683	$17,165	$21,138
Stock options, included in salaries and related	—	—	—	51

Total	$4,901	$5,683	$17,165	$21,189

Service-Based Awards–During 2013, the Company granted an aggregate of 1,212,848 and 266,500 service-based RSAs and RSUs, respectively, to approximately 75 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through September 17, 2017, subject to the recipient’s continued employment or service through each applicable vesting date. Compensation expense for service-based awards is recognized ratably over the requisite service period.

Market-Based Awards–During 2013, the Company granted 5,323,790 market-based RSUs to approximately 450 employees that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 15 trading days in a consecutive 30-day trading period, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved. Compensation expense for market-based awards is recognized over the requisite service period as derived using a Monte Carlo simulation model.

Performance-Based Awards–During 2013, the Company granted 2,688,900 RSUs to approximately 800 employees, subject to certain specified performance-based conditions. Compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management.

As of September 30, 2013, the unrecognized compensation expense related to non-vested stock was $53,266 which is expected to be recognized over a weighted-average period of 1.9 years.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Nine months ended September 30,
	2013		2012
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	7,639	$10.01	7,432	$13.85
Granted RSAs	1,213	$4.72	3,147	$6.88
Granted RSUs	8,279	$3.98	1,222	$6.89
Forfeited	(718)	$10.09	(692)	$13.65
Vested	(2,963)	$10.15	(3,000)	$14.00

Non-vested at end of period	13,450	$5.79	8,109	$10.06

In connection with the Company’s corporate restructuring programs, the Company accelerated the vesting of 418,333 RSAs and RSUs to two former executives in the second quarter of 2013, the expense of which is recorded in restructuring and discontinued operations.

The Company’s stock option activity is as follows (shares in thousands):

	Nine months ended September 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	1,029	$29.04	1,560	$24.10
Exercised	—	$—	(3)	$9.11
Forfeited/expired/cancelled	(98)	$23.17	(522)	$14.63

Outstanding at the end of the period	931	$29.66	1,035	$29.01

Options exercisable at September 30, 2013	931	$29.66	1,035	$29.01

Aggregate intrinsic value of options exercised during the period	$—		$—

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options. As of September 30, 2013, all stock options granted have been fully expensed.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended September 30, 2013.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$39,602	$—	$39,602
U.S. and foreign government obligations	—	969	—	969
Bankers’ acceptances	—	8,913	—	8,913
Foreign exchange contracts	—	50	—	50

Total Assets	$—	$49,534	$—	$49,534

Liabilities:
Foreign exchange contracts	$—	$17	$—	$17
Lease exit liabilities	—	—	14,362	14,362

Total Liabilities	$—	$17	$14,362	$14,379

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	$—	$70	$—	$70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The Company reviews the assumptions within the discounted cash flow model and determines whether any changes to the previously recorded amounts require a change in estimate. During the three months ended September 30, 2013, the Company determined that there were no material changes to the underlying assumptions within the discounted cash flow model.

The changes in the fair value of the Level 3 liabilities are as follows:

Lease Exit Liability
Nine months ended September 30, 2013
Balance, Beginning of Period	$14,233
Expense	6,239
Cash Payments and changes in fair value	(6,110)

Balance, End of Period	$14,362

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 13—Financing Agreements), which approximates fair value due to the debt bearing fluctuating market interest rates.

6.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income for the nine months ended September 30, 2013, were as follows:

Foreign Currency Translation Adjustments
Beginning balance	$87,162
Other comprehensive loss before reclassifications	(2,007)
Amounts reclassified from accumulated other comprehensive income	(23,109)

Net current period change in accumulated other comprehensive income	(25,116)

Ending balance	$62,046

Amounts reclassified from accumulated other comprehensive income to income were as follows:

Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	Three months ended September 30, 2013	Nine months ended September 30, 2013
Foreign currency translation adjustments
Sale of foreign entity	Loss from discontinued operations, net of tax	$—	$(23,109)

Total reclassifications		$—	$(23,109)

7.	INVESTMENTS

Equity Method Investments

The Company accounts for investments through which a non-controlling interest is held, and has the ability to exert significant influence, using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in loss in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company typically receives a dividend once a year from this investment. The Company received a dividend of $658 in the first quarter of 2013 and a dividend of $728 in the second quarter of 2012. The carrying value of the investment was $148 and $533 as of September 30, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the nine months ended September 30, 2013 and 2012, the Company expended an additional $1,657 and $2,077, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $0 and $29 as of September 30, 2013 and December 31, 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

Income and loss in equity interests are as follows by equity investment:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Finland	$62	$108	$273	$481
Australia	(181)	(379)	(1,095)	(1,207)

Loss in equity interests, net	$(119)	$(271)	$(822)	$(726)

8.	RESTRUCTURING AND OTHER SPECIAL CHARGES

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide itself with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through December 31, 2012, the Company notified approximately 325 associates and approximately 60 associates have voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. The Company will not incur any new charges in the future relating to this program.

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances:

	Accrual at December 31, 2012	Cash Payments	Accrual at September 30, 2013
Workforce reduction	$1,191	$(460)	$731
Consolidation of office facilities	3,938	(1,629)	2,309
Other costs and professional fees	49	(26)	23

Total	$5,178	$(2,115)	$3,063

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

Through September 30, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company does not expect to incur significant additional charges in future periods relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances:

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at September 30, 2013
Workforce reduction	$11,902	$9,645	$(17,838)	$(1,821)	$1,888
Consolidation of office facilities	—	6,028	(1,569)	—	4,459
Impairment of assets	—	3,494	—	(3,494)	—
Other costs and professional fees	83	828	(720)	—	191

Total	$11,985	$19,995	$(20,127)	$(5,315)	$6,538

9.	DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the three and nine months ended September 30, 2013, the Company recorded additional costs, of $397 and $3,565, respectively, primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $950 and $1,491 for the three and nine months ended September 30, 2013, respectively. Accordingly, the Company recorded income from discontinued operations related to Latin America and Turkey, net of tax, of $553 in the three months ended September 30, 2013, and a loss from discontinued operations, net of tax, of $2,074 in the nine months ended September 30, 2013. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. On October 25, 2013, the Company received $1,846 of funds previously held in escrow relating to the sale of Careers-China, which has been recorded as a gain in the consolidated statements of operations for the quarter ended September 30, 2013. Additionally, the Company recorded a tax benefit of $875 and $4,916 for the three and nine months ended September 30, 2013, respectively. Accordingly, the Company recorded income from discontinued operations related to Careers-China, net of tax, of $2,542 in the three months ended September 30, 2013, and a loss from discontinued operations, net of tax, of $1,724 in the nine months ended September 30, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China. As disclosed in Note 10—Goodwill, included in the loss from discontinued operations for the three and nine months ended September 30, 2012 is a goodwill impairment charge of $216,221 relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue	$—	$9,525	$2,399	$34,275

Income (Loss) from discontinued operations, net of tax	$3,095	$(235,354)	$(3,798)	$(249,170)

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

	September 30,	December 31,
	2013	2012
Accounts receivable net of doubtful accounts of $796 at December 31, 2012	$—	$7,884
Prepaid and other	—	3,932
Property and equipment, net	—	9,886

Total assets of discontinued operations	$—	$21,702

Accounts payable, accrued expenses and other current liabilities	$2,137	$19,924
Deferred revenue	—	13,332

Total liabilities of discontinued operations	$2,137	$33,256

10.	GOODWILL

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. Prior to the sale of Careers-China on February 5, 2013, the Company had four reporting units which were equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China, presented for all periods as a discontinued operation, and Internet Advertising & Fees. Following the sale of the Careers-China business, the Company has three reporting units which are equivalent to our three operating segments: Careers-North America, Careers-International, and Internet Advertising & Fees.

For the annual goodwill impairment test performed in the fourth quarter of 2012, each of the Careers-International and the Internet Advertising and Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, the Company calculated that the estimated fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges as of December 31, 2012. The Company updated the fair value analysis for the Careers-North America reporting unit as of September 30, 2013 and the estimated fair value would have to be at least 10% less than the computed amount to result in any goodwill impairment charge.

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

During the three months ended September 30, 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The conclusion was based on the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business (see Note 9—Discontinued Operations). The Company performed the step two evaluation and determined that the goodwill for the Careers-China reporting unit was impaired. Therefore in the third quarter of 2012, we recorded a goodwill impairment charge for Careers-China of $216,221. In the fourth quarter of 2012, the Company impaired the remaining goodwill balance of the Careers-China business and recorded an impairment of $46,429, leaving the Careers-China business with no goodwill.

11.	PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30, 2013	December 31, 2012
Capitalized software costs	$196,479	$186,538
Furniture and equipment	22,932	24,359
Leasehold improvements	41,210	45,184
Computer and communications equipment	187,582	191,377

	448,203	447,458
Less: accumulated depreciation	319,794	299,845

Property and equipment, net	$128,409	$147,613

Depreciation expense was $12,297 and $37,941 for the three and nine months ended September 30, 2013, respectively, and $12,991 and $38,640 for the three and nine months ended September 30, 2012, respectively.

12.	FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans and non-functional currency intercompany accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income) of our derivatives at September 30, 2013, and December 31, 2012 are as follows:

	September 30, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	7,952	October 2013	50
Foreign currency exchange forwards	Accrued expenses and other current liabilities	20,327	October 2013	(17)

Total Derivative Instruments		$28,279		$33

	December 31, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,604	January 2013	36
Foreign currency exchange forwards	Accrued expenses and other current liabilities	40,483	January 2013	(70)

Total Derivative Instruments		$56,087		$(34)

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Realized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts
		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Foreign currency exchange forwards	Interest and Other, net	$400	$1,146	$276	$1,419
	Discontinued Operations	(2)	—	160	—

		$398	$1,146	$436	$1,419

13.	FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470, Debt, and all financing fees incurred will be deferred and amortized through March 2015.

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,875 payable on each of December 31, 2013, and March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014, and the remaining balance of the term loan due at maturity.

Borrowings under the Second Amended Credit Agreement will bear interest at a rate equal to either (i) the British Bankers Association LIBOR (“BBA LIBOR”) Rate plus a margin ranging from 250 basis points to 325 basis points depending on the Company’s consolidated leverage ratio or (ii) the sum of (A) the highest of (1) the agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) the BBA LIBOR plus 1.0%, and (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s consolidated leverage ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the consolidated leverage ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis points (depending on the consolidated leverage ratio). The Company may repay outstanding borrowings at any time during the term of the credit facility without any prepayment penalty.

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, and compliance with environmental laws. As of September 30, 2013, the Company was in full compliance with its covenants.

At September 30, 2013, the utilized portion of this credit facility was $91,250 in borrowings on the term loan facility, $97,700 of borrowings on the revolving credit facility, and $454 in outstanding letters of credit. The portion of the term loan that is due within one year is $8,750 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of September 30, 2013, based on the calculation of the maximum consolidated leverage ratio, $126,846 of the Company’s revolving credit facility was available. At September 30, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.18%, 3.25% and 0.06%, respectively. As of September 30, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.93%.

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances. We record valuation allowances on tax benefits of losses arising in certain unprofitable countries in international markets. The tax benefit during the nine months ended September 30, 2013 was increased by approximately $14,477 of discrete items, consisting primarily of a tax benefit of $14,355 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the nine months ended September 30, 2013, the Company recognized previously unrecognized tax positions of $12,979 which on a net of tax basis impacted the effective rate by $12,391. The Company also reversed accrued interest on unrecognized tax positions of $3,245, which impacted the effective tax rate by $1,963. Of these adjustments, $1,486 and $12,869 occurred in the quarter ended September 30, 2013 and March 31, 2013 respectively. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among jurisdictions.

Included in the loss from discontinued operations in the nine months ended September 30, 2013, and September 30, 2012, is an income tax benefit of $6,407 and an income tax provision of $5,213, respectively.

The tax benefit for the nine months ended September 30, 2012, was increased by $45,771 of discrete items, consisting primarily of $19,276 of tax benefit related to certain tax losses arising from the Company’s restructuring. This benefit was partially offset by the effect of valuation allowances, uncertain tax positions, and accruals of interest on tax liabilities. In addition, the Company recognized previously unrecognized tax benefits and reversed accruals of interest on unrecognized tax benefits which impacted the tax provision on a net of tax basis by $35,566.

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

As further discussed in Note 10 – Goodwill, in the three months ended September 30, 2012, the Company reclassified its Careers-China reporting unit as a business held for sale and recognized a charge for impairment of goodwill. Further, as a result of management revising the estimated timing of the profitability of the Careers-China business, we recorded a full valuation allowance of the deferred tax asset related to the Careers-China business. This is reflected as a $9,090 tax charge in the loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 (see Note 9—Discontinued Operations).

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $51,298 and $63,465 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

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

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Careers – North America	$109,622	$115,455	$335,274	$351,418
Careers – International	69,115	86,562	218,936	270,002
Internet Advertising & Fees	18,080	18,804	54,651	57,728

Revenue	$196,817	$220,821	$608,861	$679,148

Operating Income
Careers – North America	$16,346	$17,169	$48,041	$35,279
Careers – International	(325)	7,543	(15,370)	16,760
Internet Advertising & Fees	5,902	4,990	18,476	13,565

	21,923	29,702	51,147	65,604
Corporate expenses	(7,668)	(11,655)	(27,940)	(32,464)

Operating Income	$14,255	$18,047	$23,207	$33,140

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation and Amortization
Careers – North America	$7,639	$8,898	$25,104	$26,694
Careers – International	5,671	5,523	17,450	16,175
Internet Advertising & Fees	1,075	1,479	3,322	4,496

	14,385	15,900	45,876	47,365
Corporate expenses	160	176	498	528

Depreciation and Amortization	$14,545	$16,076	$46,374	$47,893

Restructuring and Other Special Charges
Careers – North America	$—	$(116)	$9,537	$14,213
Careers – International	—	418	7,866	9,131
Internet Advertising & Fees	—	8	341	1,166
Corporate expenses	—	(66)	2,251	1,017

Restructuring and Other Special Charges	$—	$244	$19,995	$25,527

Revenue by Geographic Region (a)
United States	$123,519	$129,182	$376,365	$392,351
International	73,298	91,639	232,496	286,797

Revenue	$196,817	$220,821	$608,861	$679,148

	September 30, 2013	December 31, 2012
Long-lived Assets by Geographic Region (b)
United States	$91,293	$103,112
International	37,116	44,501

Total Long-Lived Assets	$128,409	$147,613

Total Assets by Segment
Careers – North America	$841,817	$875,868
Careers – International	387,761	456,354
Internet Advertising & Fees	165,891	166,796
Corporate	29,754	25,934
Shared assets (c)	118,707	138,211
Discontinued operations	—	21,702

Total Assets	$1,543,930	$1,684,865

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets include property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

16.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In June 2013, Lumen View Technology, LLC filed suit against the Company for allegedly infringing a patent relating to a system and method for facilitating multilateral decision making. The lawsuit, entitled Lumen View Technology LLC v. Monster Worldwide, Inc. (Civil Action No. 13-cv-1043), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. In August 2013, the matter was resolved and the lawsuit dismissed with prejudice.

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at September 30, 2013:

	Operating Leases	Estimated Sublease Income
2013 (remainder)	$10,681	$1,236
2014	38,824	1,508
2015	33,936	1,582
2016	26,296	2,979
2017	24,139	3,027
Thereafter	85,507	12,530

	$219,383	$22,862

During the third quarter of 2013, the Company entered into an operating lease for an office facility in Weston, Massachusetts. The leased space is approximately 174,000 square feet with the term expected to begin on January 1, 2014, expiring on May 30, 2025. Following a free rent period in the first year of the lease term, the annual rental for this space is $6,019 in years two through four, $6,281 in years five through seven, and $6,543 from year eight through the end of the lease term. The effects of the variable rent payments will be expensed on a straight-line basis over the term of the lease.

17.	SUBSEQUENT EVENTS

On November 7, 2013, the Company announced that it has agreed to sell a 49.99% interest in JobKorea Ltd, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Monster will continue to consolidate the results of JobKorea. The transaction is expected to close in the fourth quarter of 2013.

On November 7, 2013, the Company announced an agreement to expand its current relationship with its joint venture partner in Finland. Alma Media is a leading media company focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Monster and Alma Media will each contribute several additional entities and businesses into the existing joint venture and form a significantly larger joint venture where Monster will have an equity ownership of 15% with the opportunity to increase ownership up to 20%. The transaction is expected to close in the first quarter of 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2013, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2013

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

Overview

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people, Find Better, matching people to job opportunities via digital, social and mobile solutions including monster.com ® , our flagship website, and employers to the best talent using our vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, we provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. We offer our unique 6Sense ® search technology to allow job seekers and employers to quickly find a precise match. Increasingly important, our Career Ad Network ® , which is a recruitment-focused online advertising network, reaches, on average, over 110 million Internet users globally each month. Our services and solutions include: searchable job advertisements; resume database access; professional networking; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

We operate in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. Our patented 6Sense semantic search and matching technology is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Power Resume Search ® (“PRS”) is available to customers in North America, Germany, the United Kingdom, France and the Netherlands. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how they explore, find and apply for jobs. We introduced our cloud-based search product SeeMore ® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. Our Career Ad Network (“CAN”) is a recruitment-focused online advertising network. Globally CAN reaches, on average, over 110 million internet users each month. CAN distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. On a global basis, nearly 20% of Monster’s business is derived from our advanced and proprietary product offerings, including PRS, SeeMore and CAN, which continue to outperform our more traditional offerings.

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

Recent Developments

Demand for our services is sensitive to changes in economic activity. The global economic environment and challenging job market continue to have a negative impact on Monster’s business. We find that clients have been, and continue to be, very conservative in making new investments as a result of the global economic uncertainty. To more effectively face these headwinds, in 2012 we began executing on a multifaceted plan to concentrate our resources in our largest markets in North America, Europe and Asia where we generate the majority of our revenue and profit. In conjunction with this plan, in 2012 we implemented cost reduction initiatives and evaluated options for developing markets where we had been incurring significant losses. We completed the sale of Careers-China to Saongroup, Ltd. (“Saongroup”) under which Monster has taken a 10% minority stake in the combined China business of Saongroup. We have also exited operations in Brazil, Mexico and Turkey.

In the fourth quarter of 2013, the Company announced that it has agreed to sell a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary located in South Korea, to H&Q Korea. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry, and one of the top private equity managers in the country. The Company will retain a controlling interest in JobKorea and will leverage H&Q Korea’s expertise and extensive Asia Pacific regional network to enhance and grow this profitable business. Additionally, in the fourth quarter of 2013, the Company announced that we have entered into an agreement with Alma Media Corporation (“Alma Media”), a leading media company focusing on digital services and publishing, to expand our relationship beyond the existing company located in Finland. Under the new agreement, Monster and Alma Media will each contribute several additional entities and businesses in the Eastern European and Baltics region, with Monster contributing its wholly owned subsidiaries located in the Czech Republic, Poland and Hungary. Combining these assets will create the online career services leader in the region.

Restructuring Programs and Discontinued Operations

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets.

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. In connection with this program, the Company notified approximately 325 associates, and approximately 60 associates voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets.

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

Through September 30, 2013, the Company has notified approximately 400 associates in North America and Europe (excluding discontinued operations) and has incurred $34.7 million of charges, $14.7 million of which was recorded in the fourth quarter of 2012. The Company does not expect to incur significant additional charges in future periods relating to this program.

Discontinued Operations

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses in the fourth quarter of 2012. The Company recorded income from discontinued operations, net of tax, of $0.6 million in the three months ended September 30, 2013, and a loss from discontinued operations, net of tax, of $2.1 million in the nine months ended September 30, 2013, which was primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. The Company recorded income from discontinued operations, net of tax, of $2.5 million in the three months ended September 30, 2013, and a loss from discontinued operations related to Careers-China, net of tax, of $1.7 million in the nine months ended September 30, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

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

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	47.2%	44.7%	46.0%	45.8%
Office and general	26.2%	27.5%	25.4%	25.2%
Marketing and promotion	19.4%	19.5%	21.5%	21.2%
Restructuring and other special charges	0.0%	0.1%	3.3%	3.8%
Recovery of restitution award from former executive	0.0%	0.0%	0.0%	(0.8%)

Total operating expenses	92.8%	91.8%	96.2%	95.1%

Operating income	7.2%	8.2%	3.8%	4.9%
Interest and other, net	(0.8%)	(0.7%)	(0.7%)	(0.6%)

Income before income taxes and loss in equity interests	6.5%	7.5%	3.1%	4.3%
(Provision for) benefit from income taxes	(2.3%)	11.3%	0.8%	5.2%
Loss in equity interests, net	(0.1%)	(0.1%)	(0.1%)	(0.1%)

Income from continuing operations	4.2%	18.6%	3.8%	9.3%

The Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$196,817	100.0%	$220,821	100.0%	$(24,004)	(10.9%)

Salaries and related	92,931	47.2%	98,780	44.7%	(5,849)	(5.9%)
Office and general	51,542	26.2%	60,651	27.5%	(9,109)	(15.0%)
Marketing and promotion	38,089	19.4%	43,099	19.5%	(5,010)	(11.6%)
Restructuring and other special charges	—	0.0%	244	0.1%	(244)	(100.0%)

Total operating expenses	182,562	92.8%	202,774	91.8%	(20,212)	(10.0%)

Operating income	$14,255	7.2%	$18,047	8.2%	$(3,792)	(21.0%)

Our consolidated revenue decreased by $24.0 million (10.9%) in the third quarter of 2013 compared to the same period of 2012. Our Careers-International segment decreased $17.4 million (20.2%) primarily due to significant weakness in Europe. Our Careers-North America segment experienced a $5.8 million (5.1%) decrease mainly due to decreased revenue from our field sales customers, partially offset by increased business activity from our government and ecommerce sectors. These decreases in our consolidated Careers segments were primarily due to continuing global economic uncertainty as our customers’ hiring requirements have been reduced and therefore they continue to be extremely conservative in controlling their recruiting budgets. However, we are seeing customer demand stabilizing in certain geographies, particularly the United States, Germany and the United Kingdom. Further, the Company’s recent restructuring will allow the Company to concentrate its resources on our largest and most profitable core markets and continue strengthening its traffic position.

Salaries and related expenses decreased $5.8 million (5.9%) in the third quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs and decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $9.1 million (15.0%) in the third quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses, legal fees and professional fees in the UK related to our government services.

Marketing and promotion expenses decreased $5.0 million (11.6%) in the third quarter of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012, which continued in the first nine months of 2013. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 9—Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Our consolidated operating income, excluding discontinued operations, was $14.3 million in the third quarter of 2013, compared to an operating income of $18.0 million in the third quarter of 2012, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$109,622	100.0%	$115,455	100.0%	$(5,833)	(5.1%)

Salaries and related	45,163	41.2%	44,823	38.8%	340	0.8%
Office and general	24,606	22.4%	25,793	22.3%	(1,187)	(4.6%)
Marketing and promotion	23,507	21.4%	27,786	24.1%	(4,279)	(15.4%)
Restructuring and other special charges	—	0.0%	(116)	(0.1%)	116	(100.0%)

Total operating expenses	93,276	85.1%	98,286	85.1%	(5,010)	(5.1%)

Operating income	$16,346	14.9%	$17,169	14.9%	$(823)	(4.8%)

Our Careers—North America segment revenue experienced a $5.8 million (5.1%) decrease due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our ecommerce and government sectors. The employment market in the United States continues to be challenging as the economic and political environment remains mixed and uncertain, however, we are seeing stabilization and our growth in the ecommerce sector is encouraging as this channel is often an early indicator of future activity.

Salaries and related expenses remained relatively flat when comparing the third quarter of 2013 to the same period of 2012.

Office and general expenses decreased $1.2 million (4.6%) in the third quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased amortization expense of $0.8 million, resulting from the amortization period of certain intangible assets associated with a previous acquisition ending during the third quarter of 2013, and decreased travel expenses of $0.6 million resulting from our restructuring programs.

Marketing and promotion expenses decreased $4.3 million (15.4%) in the third quarter of 2013 compared to the same period of 2012. This decrease in marketing and promotion expenses resulted primarily from a focused and efficient spending program and concentration on effective and productive investments in the third quarter of 2013. This efficient spending is supported by Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and into the first nine months of 2013.

Our Careers—North America operating income was $16.3 million in the third quarter of 2013, compared to operating income of $17.2 million in the third quarter of 2012, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$69,115	100.0%	$86,562	100.0%	$(17,447)	(20.2%)

Salaries and related	36,900	53.4%	38,975	45.0%	(2,075)	(5.3%)
Office and general	20,100	29.1%	26,464	30.6%	(6,364)	(24.0%)
Marketing and promotion	12,440	18.0%	13,162	15.2%	(722)	(5.5%)
Restructuring and other special charges	—	0.0%	418	0.5%	(418)	(100.0%)

Total operating expenses	69,440	100.5%	79,019	91.3%	(9,579)	(12.1%)

Operating (loss) income	$(325)	(0.5%)	$7,543	8.7%	$(7,868)	(104.3%)

Our Careers-International segment revenue decreased $17.4 million (20.2%) in the third quarter of 2013 compared to the same period of 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 23.7% compared to 2012, primarily in Germany, France, UK and the Netherlands. India also continues to be impacted by the global economic uncertainty with a revenue decline of 17.0% compared to the third quarter of 2012.

Salaries and related expenses decreased $2.1 million (5.3%) in the third quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $1.8 million in decreased regular salary and other headcount related costs due to our restructuring programs and $0.4 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $6.4 million (24.0%) in the third quarter of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from $5.4 million of decreased professional fees in the UK related to our government services and decreased travel expenses of $0.7 million.

Marketing and promotion expenses decreased $0.7 million (5.5%) in the third quarter of 2013 compared to the same period of 2012. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

Our Careers-International operating loss was $0.3 million in the third quarter of 2013, compared to operating income of $7.5 million in the third quarter of 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Three months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$18,080	100.0%	$18,804	100.0%	$(724)	(3.9%)

Salaries and related	6,575	36.4%	7,672	40.8%	(1,097)	(14.3%)
Office and general	3,538	19.6%	4,282	22.8%	(744)	(17.4%)
Marketing and promotion	2,065	11.4%	1,852	9.8%	213	11.5%
Restructuring and other special charges	—	0.0%	8	0.0%	(8)	(100.0%)

Total operating expenses	12,178	67.4%	13,814	73.5%	(1,636)	(11.8%)

Operating income	$5,902	32.6%	$4,990	26.5%	$912	18.3%

Revenue in our Internet Advertising & Fees segment decreased $0.7 million (3.9%) in the third quarter of 2013 compared to the same period of 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in the third quarter of 2013.

Salaries and related expenses decreased $1.1 million (14.3%) in the third quarter of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $0.9 million in decreased regular salary costs due to our restructuring programs.

Office and general expenses decreased $0.7 million (17.4%) in the third quarter of 2013 compared to the same period in 2012. This decrease in office and general expenses resulted primarily from an across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $5.9 million in the third quarter of 2013, compared to operating income of $5.0 million in the third quarter of 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, resulted in an expense of $1.5 million for both the three months ended September 30, 2013 and 2012. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended September 30,
	2013	2012	Change in Dollars	Percentage Change
Income before income taxes and loss in equity interests	$12,773	$16,515	$(3,742)	(22.7%)

Provision for (benefit from) income taxes	$4,480	$(24,871)	$29,351	(118.0%)

Effective tax rate	35.1%	na

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances.

As a result of settlements to estimated tax liabilities in the three months ended September 30, 2013, the Company recognized $1.1 million of previously unrecognized tax benefits, which on a net of tax basis impacted the effective tax rate by $0.7 million. The Company also reversed accrued interest related to unrecognized tax benefits of $1.2 million which on a net of tax basis impacted the effective tax rate by $0.7 million. The total benefit reflected in the third quarter of 2013 income tax provision due to reversals of tax and interest was $1.5 million.

Included in the income (loss) from discontinued operations in the three months ended September 30, 2013 and September 30, 2012 is an income tax benefit of $1.8 million and a provision of $7.8 million, respectively.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) at September 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $51.3 million and $63.5 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the three months ended September 30, 2013 and 2012 was $0.1 million and $0.3 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended September 30, 2013, the Company reported income from discontinued operations, net of tax, of $3.1 million. For the three months ended September 30, 2012, the Company reported a loss from discontinued operations, net of tax of $235.4 million. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net Income (Loss)

Our consolidated net income was $11.3 million in the third quarter of 2013, compared to a net loss of $194.2 million in the third quarter of 2012, as a result of the factors discussed above.

Diluted Earnings (Loss) Per Share

Diluted earnings per share in the third quarter of 2013 was $0.11 compared to a diluted loss per share of $1.73 in the third quarter of 2012. Diluted weighted average shares outstanding for the three months ended September 30, 2013 and 2012 was 106.0 million shares and 112.2 million shares, respectively. During the three months ended September 30, 2013, the Company repurchased 8.0 million shares as part of its previously announced share repurchase program.

The Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income are as follows (excluding discontinued operations) (dollars in thousands):

	Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$608,861	100.0%	$679,148	100.0%	$(70,287)	(10.3%)

Salaries and related	279,973	46.0%	310,904	45.8%	(30,931)	(9.9%)
Office and general	154,936	25.4%	171,104	25.2%	(16,168)	(9.4%)
Marketing and promotion	130,750	21.5%	143,823	21.2%	(13,073)	(9.1%)
Restructuring and other special charges	19,995	3.3%	25,527	3.8%	(5,532)	(21.7%)
Recovery of restitution award from former executive	—	0.0%	(5,350)	(0.8%)	5,350	(100.0%)

Total operating expenses	585,654	96.2%	646,008	95.1%	(60,354)	(9.3%)

Operating income	$23,207	3.8%	$33,140	4.9%	$(9,933)	(30.0%)

Our consolidated revenue decreased by $70.3 million (10.3%) in the first nine months of 2013 compared to the same period of 2012. Our Careers-International segment decreased $51.1 million (18.9%) primarily due to significant weakness in Europe. Our Careers-North America segment experienced a $16.1 million (4.6%) decrease mainly due to decreased revenue from our field sales customers, partially offset by increased business activity from our government and ecommerce sectors.

Salaries and related expenses decreased $30.9 million (9.9%) in the first nine months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs and decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $16.2 million (9.4%) in the first nine months of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses, professional fees, and the amortization period of certain intangible assets associated with a previous acquisition ending during the third quarter of 2013.

Marketing and promotion expenses decreased $13.1 million (9.1%) in the first nine months of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and the first nine months of 2013.

For the nine months ended September 30, 2013, we incurred $20.0 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012.

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

Our consolidated operating income, excluding discontinued operations, was $23.2 million in the first nine months of 2013, compared to an operating income of $33.1 million in the first nine months of 2012, as a result of the factors discussed above.

Careers—North America

The operating results of our Careers—North America segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$335,274	100.0%	$351,418	100.0%	$(16,144)	(4.6%)

Salaries and related	131,735	39.3%	140,262	39.9%	(8,527)	(6.1%)
Office and general	73,353	21.9%	77,817	22.1%	(4,464)	(5.7%)
Marketing and promotion	72,608	21.7%	83,847	23.9%	(11,239)	(13.4%)
Restructuring and other special charges	9,537	2.8%	14,213	4.0%	(4,676)	(32.9%)

Total operating expenses	287,233	85.7%	316,139	90.0%	(28,906)	(9.1%)

Operating income	$48,041	14.3%	$35,279	10.0%	$12,762	36.2%

Our Careers—North America segment revenue experienced a $16.1 million (4.6%) decrease due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our ecommerce and government sectors. The employment market in the United States continues to be challenging as the economic and political environment remains mixed and uncertain.

Salaries and related expenses decreased $8.5 million (6.1%) in the first nine months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $6.3 million of decreased regular salary and other headcount related costs as a result of our restructuring programs and $4.1 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $4.5 million (5.7%) in the first nine months of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $2.3 million, decreased occupancy costs of $0.9 million resulting from our restructuring programs, and decreased amortization expense of $0.8 million, resulting from the amortization period of certain intangible assets associated with a previous acquisition ending during the third quarter of 2013.

Marketing and promotion expenses decreased $11.2 million (13.4%) in the first nine months of 2013 compared to the same period of 2012. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and the first nine months of 2013.

The Company incurred $9.5 million of restructuring and other special charges in the first nine months of 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs.

Our Careers—North America operating income was $48.0 million in the first nine months of 2013, compared to operating income of $35.3 million in the first nine months of 2012, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment are as follows (excluding discontinued operations) (dollars in thousands):

	Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$218,936	100.0%	$270,002	100.0%	$(51,066)	(18.9%)

Salaries and related	113,134	51.7%	123,737	45.8%	(10,603)	(8.6%)
Office and general	60,880	27.8%	67,473	25.0%	(6,593)	(9.8%)
Marketing and promotion	52,426	23.9%	52,901	19.6%	(475)	(0.9%)
Restructuring and other special charges	7,866	3.6%	9,131	3.4%	(1,265)	(13.9%)

Total operating expenses	234,306	107.0%	253,242	93.8%	(18,936)	(7.5%)

Operating (loss) income	$(15,370)	(7.0%)	$16,760	6.2%	$(32,130)	(191.7%)

Our Careers-International segment revenue decreased $51.1 million (18.9%) in the first nine months of 2013 compared to the same period of 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 22.0% compared to 2012, primarily in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continue to be impacted by the global economic uncertainty with revenue declines of 9.0% compared to the first nine months of 2012.

Salaries and related expenses decreased $10.6 million (8.6%) in the first nine months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $8.8 million in decreased regular salary and other headcount related costs due to our restructuring programs and $2.0 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $6.6 million (9.8%) in the first nine months of 2013 compared to the same period of 2012. This decrease in office and general expenses resulted primarily from $5.4 million of decreased professional fees in the UK related to our government services, decreased travel expenses of $2.6 million, partially offset by increased depreciation expense of $1.2 million related to capital expenditures made in 2012 associated with our UK government business.

Marketing and promotion decreased $0.5 million (0.9%) in the first nine months of 2013 compared to the same period of 2012. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the first nine months of 2013, we incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012.

Our Careers-International operating loss was $15.4 million in the first nine months of 2013, compared to operating income of $16.8 million in the same period of 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$54,651	100.0%	$57,728	100.0%	$(3,077)	(5.3%)

Salaries and related	19,869	36.4%	24,595	42.6%	(4,726)	(19.2%)
Office and general	10,342	18.9%	12,944	22.4%	(2,602)	(20.1%)
Marketing and promotion	5,623	10.3%	5,458	9.5%	165	3.0%
Restructuring and other special charges	341	0.6%	1,166	2.0%	(825)	(70.8%)

Total operating expenses	36,175	66.2%	44,163	76.5%	(7,988)	(18.1%)

Operating income	$18,476	33.8%	$13,565	23.5%	$4,911	36.2%

Revenue in our Internet Advertising & Fees segment decreased $3.1 million (5.3%) in the first nine months of 2013 compared to the same period of 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in the first nine months of 2013.

Salaries and related expenses decreased $4.7 million (19.2%) in the first nine months of 2013 compared to the same period of 2012. This decrease in salaries and related expenses resulted primarily from $3.7 million in decreased regular salary and other headcount related costs due to our restructuring programs and decreased variable compensation costs for the Company’s sales force of $0.7 million.

Office and general expenses decreased $2.6 million (20.1%) in the first nine months of 2013 compared to the same period in 2012. This decrease in office and general expenses resulted primarily from an across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $18.5 million in the first nine months of 2013, compared to operating income of $13.6 million in the same period of 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the nine months ended September 30, 2013 and 2012 resulted in an expense of $4.1 million and $4.2 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes are as follows (excluding discontinued operations) (dollars in thousands):

	Nine months ended September 30,
	2013	2012	Change in Dollars	Percentage Change
Income before income taxes and loss in equity interests	$19,100	$28,956	$(9,856)	(34.0%)

Benefit from income taxes	$(5,153)	$(35,245)	$30,092	(85.4%)

Effective tax rate	na	na

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances.

The tax benefit for the nine months ended September 30, 2013 was increased by $14.5 million of discrete items, consisting primarily of $14.4 million due to reversals of uncertain tax positions and accrued interest. Other discrete items affecting the recorded tax provision include accruals of interest on uncertain tax positions, effect of tax rate changes, and valuation allowances on tax losses in certain tax jurisdictions.

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

Included in the loss from discontinued operations in the nine months ended September 30, 2013 is an income tax benefit of $6.4 million. Included in the loss from discontinued operations in the nine months ended September 30, 2012 is an income tax provision of $5.2 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2013 and December 31, 2012 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $51.3 million and $63.5 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in Equity Interests, Net

Loss in equity interests, net, for the nine months ended September 30, 2013 and 2012 was $0.8 million and $0.7 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Income (Loss) from Discontinued Operations, Net of Tax

For the nine months ended September 30, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $3.8 million and $249.2 million respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net Income (Loss)

Our consolidated net income was $19.6 million in the first nine months of 2013, compared to a net loss of $185.7 million in the first nine months of 2012, as a result of the factors discussed above.

Diluted Earnings (Loss) Per Share

Diluted earnings per share in the first nine months of 2013 was $0.18 compared to diluted loss per share of $1.62 in the first nine months of 2012. Diluted weighted average shares outstanding for the nine months ended September 30, 2013 and 2012 was 110.2 million shares and 114.6 million shares, respectively. During the nine months ended September 30, 2013, the Company repurchased 12.4 million shares as part of its previously announced share repurchase program.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents:

	September 30, 2013	December 31, 2012	Change in
			Dollars	Percentage
Cash and cash equivalents	$86,945	$148,185	$(61,240)	(41.3%)

Percentage of total assets	5.6%	8.8%

As of September 30, 2013, we had cash and cash equivalents of $86.9 million, compared to $148.2 million as of December 31, 2012. Our decrease in cash and cash equivalents of $61.2 million in the first nine months of 2013 primarily resulted from $25.0 million of capital expenditures, the repurchase of $60.8 million of the Company’s common stock, partially offset by $9.0 million of cash provided by operating activities and $24.7 million net new borrowings on our term loan and credit facilities.

Cash Flows

Consolidated cash flows for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine months ended September 30,		Change in
	2013	2012	Dollars	Percentage
Net cash provided by operating activities	$9,017	$35,838	$(26,821)	(74.8%)
Net cash used for investing activities	$(27,489)	$(48,251)	$20,762	43.0%
Net cash used for financing actitivies	$(37,981)	$(66,565)	$28,584	42.9%
Effects of exchange rates on cash	$(4,787)	$3,764	$(8,551)	(227.2%)

Cash provided by operating activities was $9.0 million for the nine months ended September 30, 2013, a decrease of $26.8 million from the $35.8 million of cash provided by operating activities for the nine months ended September 30, 2012. This decrease resulted primarily from reduced cash flows of $8.1 million relating to working capital items, driven by changes in deferred revenue and accounts payable, accrued expenses and other, as well as reduced net income in 2013 when compared to 2012 after removing the impact of the goodwill impairment recognized in operating results for the nine months ended September 30, 2012.

Cash used for investing activities was $27.5 million for the nine months ended September 30, 2013, a decrease of $20.8 million from cash used for investing activities of $48.3 million for the nine months ended September 30, 2012. This decrease resulted primarily from $21.9 million of decreased capital expenditures.

Cash used for financing activities was $38.0 million for the nine months ended September 30, 2013, a decrease of $28.6 million from cash used for financing activities of $66.6 million for the nine months ended September 30, 2012. This decrease resulted primarily from lower net repayments on borrowings on our term loan and credit facilities of $17.6 million and the repurchase of $4.8 million less of the Company’s common stock compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2010, 2011, 2012 and the first nine months of 2013 in conservative investment vehicles such as money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009, with the objective of availing itself of the benefits of an improved credit market in an ongoing unstable macroeconomic environment, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470, Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $1.9 million payable on each of December 31, 2013, and March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of September 30, 2013, the Company was in full compliance with its covenants.

At September 30, 2013, the utilized portion of this credit facility was $91.3 million in borrowings on the term loan facility, $97.7 million of borrowings on the revolving credit facility, and $0.5 million in outstanding letters of credit. The portion of the term loan that is due within one year is $8.8 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of September 30, 2013, based on the calculation of the maximum consolidated leverage ratio, $126.8 million of the Company’s revolving credit facility was available. At September 30, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.18%, 3.25% and 0.06%, respectively. As of September 30, 2013, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.93%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7.6 million and $5.0 million respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor of the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender and on June 13, 2013 these loans were liquidated in full.

Income Taxes

The Company has earned a significant portion of its income outside the United States, which the Company has asserted to be indefinitely reinvested in foreign operations. The Company evaluates its indefinite reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its indefinite reinvestment assertion with respect to its subsidiary in South Korea. United States residual taxes have been provided on unremitted earnings through September 30, 2013. In April 2013 a distribution of approximately $12.0 million was made from South Korea to the U.S.

The amount of cash in subsidiaries offshore for which the Company maintains the indefinite reinvestment assertion at September 30, 2013 was approximately $67.0 million. While we have not determined the total United States and foreign tax liabilities on such repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2013, the Company has paid $4.7 million of taxes on domestic and international income. We expect to utilize our tax loss carryovers to offset most domestic cash tax liability in 2013. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements, and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended, or discontinued at any time without prior notice. Through September 30, 2013, the Company has repurchased 12.4 million shares for a total of $60.5 million, excluding commissions, at an average price of $4.89 per share.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies , of the Notes to Consolidated Financial Statements, included in “ Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

For the annual goodwill impairment test performed in the fourth quarter of 2012, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value.

For the Careers-North America reporting unit, the Company calculated, using a discount rate of 15% and a terminal growth rate of 4%, that the estimated fair value would have to be at least 25% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $594.1 million as of December 31, 2012. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable. The Company updated the fair value analysis for the Careers-North America reporting unit as of September 30, 2013 and the estimated fair value would have to be at least 10% less than the computed amount to result in any goodwill impairment charge.

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

Stock-Based Compensation

We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers. We account for stock-based compensation in accordance with ASC 718, Stock Compensation. In accordance with ASC 718, we use the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based and performance-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. Compensation expense for stock option awards and service-based awards is recognized ratably over the requisite service period. For market-based awards, compensation expense is recognized over the requisite service period as derived using a Monte Carlo simulation model. For performance based awards, compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management.

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

Equity Investments

Gains and losses in equity interest for the nine months ended September 30, 2013, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Foreign Exchange Risk

During the three months ended September 30, 2013, revenue from our international operations accounted for 37% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, and Swedish Krona. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates in the three months ended September 30, 2013 positively impacted our revenue by approximately $1.2 million and positively impacted reported operating income by approximately $0.7 million, compared to the three months ended September 30, 2012.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at September 30, 2013 of $78.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.9 million, $7.9 million and $15.8 million, respectively.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2013, our cumulative translation adjustment account increased by $21.0 million, attributable to favorable net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, Swedish Krona and Korean Won.

Interest Rate Risk

Credit Facilities

As of September 30, 2013, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the third quarter of 2013, we would have had $316.3 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended September 30, 2013. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on September 30, 2013, we would have had $189.4 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended September 30, 2013. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within six months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.2 million for the three months ended September 30, 2013.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2013, Lumen View Technology, LLC filed suit against the Company for allegedly infringing a patent relating to a system and method for facilitating multilateral decision making. The lawsuit, entitled Lumen View Technology LLC v. Monster Worldwide, Inc. (Civil Action No. 13-cv-1043), was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. In August 2013, the matter was resolved and the lawsuit dismissed with prejudice.

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423),was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchase activity for the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1 – July 31	—	—	—	$176,709,000
August 1 – August 31	5,209,100	$4.66	5,209,100	$152,409,000
September 1 – September 30	2,813,398	$4.60	2,813,398	$139,465,000

Total	8,022,498		8,022,498

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its common stock. The share repurchase program expires in April 2015. Through September 30, 2013, the Company repurchased 12,376,240 shares of common stock at an average price of $4.89 per share under this program.

On April 25, 2013, the Company’s prior $250 million share repurchase program expired. Such prior program was approved by the Company’s Board of Directors on October 25, 2011, and during the life of the program the Company repurchased 13,986,349 shares of common stock at an average price of $7.67 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: November 7, 2013	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: November 7, 2013	By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: November 7, 2013	By:	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.